Form 10-K
period 2014-12-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2015-03-13
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

Market Value as of June 27, 2014
Common Stock, $l.00 Par Value	$347,312,260
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 27, 2015
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,129,862

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2015 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.	Business

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

In April 2013, as part of The Coca-Cola Company’s plans to refranchise a substantial portion of its North American bottling territories, the Company and The Coca-Cola Company signed a nonbinding letter of intent to expand the geographic regions served by the Company with the Company acquiring the rights to serve certain markets in Tennessee, Kentucky and Indiana previously served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca-Cola Company (individually an “Expansion Territory” and collectively, the “Expansion Territories”). Beginning in May 2014, the Company has entered into a series of transactions with CCR (four of which have been completed and the remaining two of which are expected to be completed in Spring 2015) to allow the Company to take over serving the Expansion Territories. The Company’s rights to distribute and market beverage products of The Coca-Cola Company in the Expansion Territories (with limited exceptions) are governed exclusively by a Comprehensive Beverage Agreement (“CBA”) for each Expansion Territory and are different from the rights the Company holds under agreements with The Coca-Cola Company to serve the markets located in North and South Carolina, South Alabama, South Georgia, Central Tennessee, Western Virginia and West Virginia the Company has previously served and is continuing to serve (individually, a “Legacy Territory” and collectively, the “Legacy Territories”).

The Expansion Territories and their actual or expected closing dates are as follows:

Expansion Territory	Actual/Expected Closing Date
Johnson City and Morristown, Tennessee	May 2014
Knoxville, Tennessee	October 2014
Cleveland and Cookeville, Tennessee	January 2015
Louisville, Kentucky and Evansville, Indiana	February 2015
Lexington, Kentucky	Spring 2015
Paducah and Pikeville, Kentucky	Spring 2015

As of December 28, 2014, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company. J. Frank Harrison, III, the Company’s Chairman of the Board and Chief Executive Officer, currently owns or controls approximately 86% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

Nonalcoholic beverage products can be broken down into two categories:

•	Sparkling beverages – beverages with carbonation, including energy drinks; and

•	Still beverages – beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

Sales of sparkling beverages were approximately 81%, 82% and 82% of total net sales for fiscal 2014 (“2014”), fiscal 2013 (“2013”) and fiscal 2012 (“2012”), respectively. Sales of still beverages were approximately 19%, 18%, and 18% of total net sales for 2014, 2013 and 2012, respectively.

The Company holds Cola Beverage Agreements and Allied Beverage Agreements under which it produces, distributes and markets, in certain regions comprising the Legacy Territories, sparkling beverages of The Coca-Cola Company. The Company also holds Still Beverage Agreements under which it distributes and markets in certain regions comprising the Legacy Territories still beverages of The Coca-Cola Company such as POWERade, vitaminwater and Minute Maid Juices To Go and produces, distributes and markets Dasani water products. For those regions comprising the Expansion Territories (except the Lexington, Kentucky region), the Company has entered into or will enter into CBAs authorizing the Company to distribute and market in those regions both sparkling beverages and still beverages of The Coca-Cola Company.

The Company holds agreements to produce, distribute and market Dr Pepper in some of the regions comprising the Legacy Territories. The Company also distributes and markets various other products, including Monster Energy products and Sundrop, in one or more of the Company’s regions, including, in the case of Monster Energy products, some of the Expansion Territories, under agreements with the companies that hold and license the use of their trademarks for these beverages. In addition, the Company produces beverages for other Coca-Cola bottlers. In some instances, the Company distributes beverages in the Legacy Territories without a written agreement.

The Company’s principal sparkling beverage is Coca-Cola. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can volume to retail customers. In total, products of The Coca-Cola Company accounted for approximately 88% of the Company’s bottle/can volume to retail customers during 2014, 2013 and 2012.

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

The Company has also developed, marketed and distributed certain products which it owns. These products include Tum-E Yummies, a vitamin-C enhanced flavored drink, and Fuel in a Bottle power shots. The Company markets and sells these products nationally. CCR distributes Tum-E Yummies nationally. Certain other Coca-Cola franchise bottlers also distribute Tum-E Yummies in the regions they serve. In the non-binding letter of intent the Company and The Coca-Cola Company signed in April 2013, the parties set forth their intent to agree on the terms of the future purchase by The Coca-Cola Company of the Company’s subsidiary that develops, sells and markets these branded products. The Company and The Coca-Cola Company are currently negotiating but have not reached final agreement on the terms of the proposed purchase agreement.

The following table sets forth some of the Company’s most important products, including both products that The Coca-Cola Company and other beverage companies have licensed to the Company and products that the Company owns.

The Coca-Cola Company
Sparkling Beverages (including Energy Products)	Still Beverages	Products Licensed by Other Beverage Companies	Company Owned Products
Coca-Cola	glacéau smartwater	Dr Pepper	Tum-E Yummies
Diet Coke	glacéau vitaminwater	Diet Dr Pepper	Fuel in a Bottle
Coca-Cola Zero	Dasani	Sundrop
Coca-Cola Life	Dasani Flavors	Monster Energy
Sprite	Powerade	products
Fanta Flavors	Powerade Zero
Sprite Zero	Minute Maid Adult
Mello Yello	Refreshments
Cherry Coke	Minute Maid Juices
Seagrams Ginger Ale	To Go
Cherry Coke Zero	Gold Peak tea
Diet Coke Splenda®	FUZE
Fresca
Pibb Xtra
Barqs Root Beer
TAB
Full Throttle
NOS®

Beverage Agreements

The Company holds a number of contracts with The Coca-Cola Company which entitle the Company to produce, market and distribute in the Company’s Legacy Territories The Coca-Cola Company’s nonalcoholic beverages in bottles, cans and five gallon pressurized pre-mix containers. The Company has similar arrangements for the Company’s Legacy Territories with Dr Pepper Snapple Group, Inc. and other beverage companies. For the Expansion Territories acquired in 2014, the Company holds its rights to market and distribute The Coca-Cola Company’s nonalcoholic beverages under a CBA for each Expansion Territory that does not include the right to produce such beverages. Instead, the Company and CCR have entered into a Finished Goods Supply Agreement for each Expansion Territory pursuant to which the Company purchases from CCR substantially all of the Company’s requirements for The Coca-Cola Company’s nonalcoholic beverages and related products and for the cross-licensed brands the Company has the right to market and distribute in such Expansion Territory. The CBA and the Finished Goods Supply Agreement for the Expansion Territories are described below following the description of the contracts for the Legacy Territories under the heading “Beverage Agreements with The Coca-Cola Company for the Expansion Territories.”

Cola and Allied Beverage Agreements with The Coca-Cola Company for the Legacy Territories.

The Company purchases concentrates from The Coca-Cola Company and produces, markets and distributes its principal sparkling beverages within its Legacy Territories under two basic forms of beverage agreements with The Coca-Cola Company: (i) beverage agreements that cover sparkling beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages” and “Cola Beverage Agreements”), and (ii) beverage agreements that cover other sparkling beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Cola and Allied Beverage Agreements”), although in some instances the Company distributes sparkling beverages without a written agreement. The Company is a party to Cola Beverage Agreements and Allied Beverage Agreements for various specified Legacy Territories.

Cola Beverage Agreements with The Coca-Cola Company for the Legacy Territories.

Exclusivity.    The Cola Beverage Agreements for the Legacy Territories provide that the Company will purchase its entire requirements of concentrates or syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment, and other terms and conditions of supply determined from time-to-time by The Coca-Cola Company at its sole discretion. The Company may not produce, distribute, or handle cola products other than those of The Coca-Cola Company. The Company has the exclusive right to manufacture and distribute Coca-Cola Trademark Beverages for sale in authorized containers within its Legacy Territories. The Coca-Cola Company may determine, at its sole discretion, what types of containers are authorized for use with products of The Coca-Cola Company. The Company may not sell Coca-Cola Trademark Beverages outside its Legacy Territories except by agreement with The Coca-Cola Company.

Company Obligations.    The Company is obligated, among other things, to:

•

maintain such plant and equipment, staff and distribution and vending facilities that are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in its Legacy Territories;

•	undertake quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company;

•	develop, stimulate and satisfy fully the demand for Coca-Cola Trademark Beverages in its Legacy Territories;

•	use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and

•	maintain such sound financial capacity as may be reasonably necessary to ensure its performance of its obligations to The Coca-Cola Company.

The Company is required to meet annually with The Coca-Cola Company to present its marketing, management, and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that the Company has the consolidated financial capacity to perform its duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, the Company will be deemed to have satisfied the Company’s obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity for the period of time covered by the plan. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of written notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If the Company, at any time, fails to carry out a plan in all material respects in any geographic segment of its Legacy Territories, as defined by The Coca-Cola Company, and if such failure is not cured within six months of written notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

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

Allied Beverage Agreements with The Coca-Cola Company for the Legacy Territories.

The Allied Beverages are beverages of The Coca-Cola Company or its subsidiaries that are sparkling beverages, but not Coca-Cola Trademark Beverages. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to the sale of beverages outside its Legacy Territories, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

Exclusivity.    Under the Allied Beverage Agreements, the Company has exclusive rights to distribute the Allied Beverages in authorized containers in specified Legacy Territories. Like the Cola Beverage Agreements, the Company has advertising, marketing, and promotional obligations, but without restriction for most brands as to the marketing of products with similar flavors, as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under the Allied Beverage Agreements to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

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

Supplementary Agreement Relating to Cola and Allied Beverage Agreements with The Coca-Cola Company for the Legacy Territories.

The Company and The Coca-Cola Company are also parties to a Letter Agreement (the “Supplementary Agreement”) that supplements or modifies some of the provisions of the Cola and Allied Beverage Agreements. The Supplementary Agreement provides that The Coca-Cola Company will:

•	exercise good faith and fair dealing in its relationship with the Company under the Cola and Allied Beverage Agreements;

•	offer marketing funding support and exercise its rights under the Cola and Allied Beverage Agreements in a manner consistent with its dealings with comparable bottlers;

•

offer to the Company any written amendment to the Cola and Allied Beverage Agreements (except amendments dealing with transfer of ownership) which it enters into with any other bottler in the United States which are parties to contracts substantially similar to the Cola and Allied Beverage Agreements; and

•

subject to certain limited exceptions, sell syrups and concentrates to the Company at prices no greater than those charged to other bottlers which are parties to contracts substantially similar to the Cola and Allied Beverage Agreements.

The Supplementary Agreement permits transfers of the Company’s capital stock that would otherwise be limited by the Cola and Allied Beverage Agreements.

Pricing of Coca-Cola Trademark Beverages and Allied Beverages in the Legacy Territories.

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

Since 2008, however, the Company has been purchasing concentrate from The Coca-Cola Company for all sparkling beverages for which the Company purchases concentrate from The Coca-Cola Company under an incidence-based pricing arrangement and has not purchased concentrates at standard concentrate prices as was the Company’s practice in prior years. During the two-year term of the current incidence-based pricing agreement that will end on December 31, 2015, the pricing of such concentrate will continue to be governed by the incidence-based pricing model rather than the Cola and Allied Beverage Agreements for the Legacy Territories. Under the incidence-based pricing model, the concentrate price The Coca-Cola Company charges is impacted by a number of factors, including the incidence rate in effect, the Company’s pricing and sales of finished products, the channels in which the finished products are sold and package mix.

Still Beverage Agreements with The Coca-Cola Company for the Legacy Territories.

The Company purchases as finished goods and distributes certain still beverages, such as sports drinks and juice drinks, from The Coca-Cola Company, or its designees or joint ventures, and produces, markets and distributes Dasani water products, pursuant to the terms of marketing and distribution agreements applicable to the Legacy Territories (the “Still Beverage Agreements”). In some instances the Company distributes certain still beverages in the Legacy Territories without a written agreement. The Still Beverage Agreements for the Legacy Territories contain provisions that are similar to the Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences.

Exclusivity.    Unlike the Cola and Allied Beverage Agreements, which grant the Company exclusivity in the distribution of the covered beverages in its Legacy Territories, the Still Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test-market the still beverage products in the Company’s Legacy Territories, subject to the Company’s right of first refusal, and to sell the still beverages to commissaries for delivery to retail outlets in the Company’s Legacy Territories where still beverages are consumed on-premises, such as restaurants. The Coca-Cola Company must pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Approved alternative route to market projects undertaken by the Company, The Coca-Cola Company, and other bottlers of Coca-Cola products would, in some instances, permit delivery of certain products of The Coca-Cola Company into the territories of almost all bottlers, in exchange for compensation in most circumstances, despite the terms of the beverage agreements making such territories exclusive. Also, under the Still Beverage Agreements for the Legacy Territories, the Company may not sell other beverages in the same product category.

Pricing.    The Coca-Cola Company, at its sole discretion, establishes the prices the Company must pay for the still beverages purchased as finished goods or, in the case of Dasani, the concentrate or finished goods, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term.    Each of the Still Beverage Agreements for the Company’s Legacy Territories has a term of 10 or 15 years and is renewable by the Company for an additional 10 years at the end of each term. The Company currently intends to renew substantially all of the Still Beverage Agreements as they expire.

Other Beverage Agreements with The Coca-Cola Company.

The Company has entered into a distribution agreement with Energy Brands, Inc. (“Energy Brands”), a wholly owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater, smartwater (still beverage products), and fruitwater (a sparkling water drink). The agreement has a term of 10 years and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification by the Company. The agreement covers most of the Company’s Legacy Territories, requires the Company to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within the Company’s Legacy Territories.

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

The Company entered into an agreement with The Coca-Cola Company in 2008 regarding brand innovation and distribution collaboration. Under the agreement, the Company grants The Coca-Cola Company the option to purchase any nonalcoholic beverage brands owned by the Company. The option is exercisable as to each brand at a formula-based price during the two-year period that begins after that brand has achieved a specified level of net operating revenue or, if earlier, beginning five years after the introduction of that brand into the market with a minimum level of net operating revenue, with the exception that with respect to brands owned at the date of the letter agreement, the five-year period does not begin earlier than the date of the letter agreement. In the non-binding letter of intent the Company and The Coca-Cola Company signed in April 2013, the parties set forth their intent to agree on the terms of the future purchase by The Coca-Cola Company of the Company’s subsidiary that develops, sells and markets these nonalcoholic beverage brands owned by the Company. The Company and The Coca-Cola Company are currently negotiating, but have not reached final agreement on, the terms of the proposed purchase agreement.

Beverage Agreements with Other Licensors for the Legacy Territories.

The Company has beverage agreements for the Legacy Territories with Dr Pepper Snapple Group, Inc. for Dr Pepper and Sundrop brands which are similar to those for the Cola and Allied Beverage Agreements for the Legacy Territories. These beverage agreements are perpetual in nature but may be terminated by the Company upon 90 days notice. The price for syrup or concentrate is set by the beverage companies from time to time.

These beverage agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. The Company also sells post-mix products of Dr Pepper Snapple Group, Inc.

The Company has been purchasing as finished goods and distributing certain Monster brand energy drink products since 2007 in portions of its Legacy Territories under a distribution agreement with Monster Energy Company (“MEC”). The agreement contains provisions that are similar to the Cola and Allied Beverage Agreements with respect to pricing, promotion, planning, territory and trademark restrictions, transfer restrictions, and related matters as well as termination for cause provisions. The agreement has a 20 year term and will renew automatically. The agreement may be terminated without cause by either party. However, any such termination by MEC requires compensation in the form of severance payments to the Company. In December 2014, the Company entered into an agreement with The Coca-Cola Company (acting through its Coca-Cola North America Division) whereby The Coca-Cola Company has consented to the Company distributing Monster brand energy drink products in that portion of the Company’s Legacy and Expansion Territories where the Company does not currently distribute them pursuant to a new distribution agreement the Company and MEC are currently negotiating. See Item 13. Certain Relationships and Related Transactions, and Director Independence in Part III of this Annual Report on Form 10-K for more information about the December 2014 agreement with The Coca-Cola Company and the proposed new Monster brand energy drink products distribution agreement.

The territories covered by beverage agreements with other licensors for the Legacy Territories are not always aligned with the Legacy Territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these other agreements in the Legacy Territories represented approximately 12% of the Company’s bottle/can volume to retail customers for each of 2014, 2013 and 2012.

The Expansion Territories

Beginning in May 2014, the Company has entered into a series of transactions involving execution of multiple CBAs under which CCR has granted the Company exclusive distribution rights in several of the Expansion Territories for brands owned by The Coca-Cola Company in exchange for the Company’s obligation to make quarterly sub-bottling payments on an ongoing basis to CCR. These Expansion Territories include Johnson City and Morristown, Tennessee, Knoxville, Tennessee, Cleveland and Cookeville, Tennessee and Louisville, Kentucky and Evansville, Indiana and the surrounding regions. Contemporaneous with the signing of each CBA, the Company also acquired CCR’s rights to distribute in each Expansion Territory beverage brands that are not owned by The Coca-Cola Company (the “cross-licensed brands”) and substantially all the assets of CCR related to the distribution, promotion, marketing and sale of The Coca-Cola Company brands and cross-licensed brands in the Expansion Territory. The Company did not acquire from CCR any production assets or rights to produce beverages for distribution in any of these Expansion Territories. Instead, with certain limited exceptions, the Company has entered into a Finished Goods Supply Agreement with CCR to purchase finished beverage products to distribute in the Expansion Territory acquired. The CBAs, which are described further below, have terms of ten years and are renewable for successive additional terms of ten years each unless earlier terminated as provided in such agreements.

To further implement the April 2013 letter of intent, the Company and CCR have entered into an asset exchange agreement for the Lexington, Kentucky Expansion Territory. The Company has agreed to exchange certain of its assets relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the region currently served by the Company’s facilities and equipment located in Jackson, Tennessee (including the rights to produce such beverages) for certain of CCR’s assets relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the region currently served by CCR’s facilities and equipment located in Lexington, Kentucky (including the rights to produce such beverages). The Company and CCR anticipate the closing of this asset exchange agreement will occur in Spring 2015.

The Company and CCR also anticipate the asset purchase agreement with CCR relating to the territory currently served by CCR through its facilities and equipment located in Paducah and Pikeville, Kentucky will close in Spring 2015. When the Paducah/Pikeville asset purchase transaction and the Jackson-for-Lexington exchange transaction are consummated, the expansion of the geographic regions served by the Company contemplated by the nonbinding letter of intent the Company and The Coca-Cola Company signed in April 2013 will be complete.

Agreements with The Coca-Cola Company for the Expansion Territories

Comprehensive Beverage Agreements (CBAs)

Pursuant to separate CBAs entered into at closing for each Expansion Territory transaction completed, the Company has been granted certain exclusive rights to distribute, promote, market and sell brands of The Coca-Cola Company and related products in such Expansion Territory. These brands include both sparkling and still beverages. Under each CBA, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell brands of The Coca-Cola Company and related products in the applicable Expansion Territory. As of December 28, 2014, the Company had recorded a liability of $46.9 million to reflect the estimated fair value of the contingent consideration related to future sub-bottling payments. See Note 3 to the consolidated financial statements for additional information.

Other than the brands of The Coca-Cola Company and related products and expressly permitted existing cross-licensed brands sold in an Expansion Territory, each CBA provides that the Company will not be permitted to produce, manufacture, prepare, package, distribute, sell, deal in or otherwise use or handle any beverages, beverage components or other beverage products in the Expansion Territory unless otherwise consented to by The Coca-Cola Company, subject to the terms of the Ancillary Business Letter described below.

The Company’s Obligations. The Company is obligated under the CBA, among other things, to:

•

make capital expenditures in its business in the Expansion Territory as reasonably required for the Company to comply with its obligations under the CBA for the operation, maintenance and replacement within the Expansion Territory of warehousing, distribution, delivery, transportation, vending equipment, merchandising equipment, and other facilities, infrastructure, assets, and equipment;

•

buy exclusively from The Coca-Cola Company (directly or through CCR or another affiliate) or an authorized supplier, in accordance with the Finished Goods Supply Agreement, (with certain exceptions under which the Company can produce finished goods itself) all beverage and related products the Company is authorized to distribute in quantities required to satisfy fully the demand in the Expansion Territory for such beverages;

•

expend such funds for marketing and promoting the beverage and related products it is authorized to distribute as reasonably required to create, stimulate and sustain the demand for such beverages and related products in the Expansion Territory;

•

maintain financial capacity reasonably necessary to develop and stimulate and satisfy fully the demand for the beverages and related products the Company is authorized to distribute in the Expansion Territory and to assure the Company will be financially able to perform its obligations under the CBA; and

•

provide specified financial information to The Coca-Cola Company to the extent, in the form and manner, and at such times as reasonably required by The Coca-Cola Company to determine whether the Company is performing its obligations under the CBA.

Term and Termination. Each CBA has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless a CBA is earlier terminated upon the occurrence of any of the following, among other, events.

•	insolvency, bankruptcy, dissolution, receivership, or the like;

•	the Company’s equipment or facilities are subject to attachment, levy or other final process that would materially and adversely affect the Company’s ability to fulfill its obligations under the CBA;

•

any other beverage agreement with the Company or any other CBA is terminated by The Coca-Cola Company under provisions that permit termination without damages due to the Company’s breach or default, unless otherwise agreed by The Coca-Cola Company; or

•

the Company fails to comply with any of the Company’s obligations under the CBA or breaches in any material respect any of the Company’s other material obligations under the CBA and fails to cure the default in accordance with the cure provisions specified in the CBA.

Finished Goods Supply Agreements

The grant of exclusive rights pursuant to each CBA to distribute, promote, market and sell brands of The Coca-Cola Company and related products in the applicable Expansion Territory does not include the right to produce such beverage products. Instead, the Company and CCR have entered into a Finished Goods Supply Agreement for each Expansion Territory pursuant to which the Company will purchase from CCR substantially all of the Company’s requirements in the applicable Expansion Territory for brands of The Coca-Cola Company and related products and expressly permitted existing cross-licensed brands at a cost-based price, subject to adjustment in accordance with the incidence-based pricing agreement that the Company entered into with The Coca-Cola Company described above, as applicable to the Expansion Territory. Under certain exceptions, the Company may produce finished goods itself for distribution in an Expansion Territory.

The Ancillary Business Letter

The Company and The Coca-Cola Company entered into the Ancillary Business Letter in May 2014 granting the Company certain advance waivers to acquire or develop certain lines of business in the Expansion Territories involving the preparation, distribution, sale, dealing in or otherwise using or handling of beverages, beverage components or other beverage products that would otherwise be prohibited under the CBAs. In connection with receiving such waivers and in recognition of the substantial management time and resources of the Company needed to complete the acquisition and integration of the Expansion Territories, the Company has agreed that during the period beginning on May 23, 2014 and continuing until January 1, 2017 (the “Focus Period”) it will not acquire or develop any line of business inside or outside of the Expansion Territories without the consent of The Coca-Cola Company (which consent cannot be unreasonably withheld). This restriction is subject to certain limited exceptions described in the Ancillary Business Letter. This restriction also may terminate sooner if either party provides notice to the other (i) that it is terminating discussions regarding the Company receiving rights to any Expansion Territory contemplated by the April 13, 2013 letter of intent or, (ii) if transactions for all of the Expansion Territory transactions contemplated by such letter of intent have been consummated, that it does not intend to pursue any other transactions that would result in additional territory expansion by the Company. In exchange, The Coca-Cola Company has agreed in the Ancillary Business Letter that, following the Focus Period, certain types of activities relating to the preparation, distribution, sale, dealing in or otherwise using or handling beverages, beverage components and other beverage products that would otherwise be prohibited by the CBAs for the Expansion Territories will be permitted without its consent. As a result, following the Focus Period, The Coca-Cola Company’s consent (which cannot be unreasonably withheld) will only be required under the CBAs for the acquisition or development by the Company in the Expansion Territories of (i) any grocery, quick service restaurant, or convenience and petroleum store business engaged in the sale of beverages, beverage components and other beverage products not permitted by the CBAs (“Prohibited Beverages”), or (ii) any other line of business engaged in the preparation, distribution, sale, dealing in, using or handling of Prohibited Beverages in which all beverage activities in the aggregate constitute more than ten percent (10%) of the net sales of such business.

Markets Served and Production and Distribution Facilities

The Company currently holds bottling rights in its Legacy Territories from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s Legacy and Expansion Territories completed as of December 28, 2014 is 22.4 million.

As of December 28, 2014, the Company currently operates in seven principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina. This region includes the majority of North Carolina, including Charlotte, Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, and the surrounding areas. The region has a population of 9.4 million. The Company has a production/distribution facility in Charlotte and 12 sales distribution facilities located throughout the region.

2. South Carolina. This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has a population of 3.8 million. There are six sales distribution facilities located throughout the region.

3. South Alabama. This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has a population of 1.0 million. The Company has a production/distribution facility in Mobile and four sales distribution facilities are located throughout the region.

4. South Georgia. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus and surrounding areas and a portion of the Florida Panhandle. This region has a population of 1.1 million. The Company has four sales distribution facilities located throughout the region.

5. Tennessee. This region includes a significant portion of central and eastern Tennessee, including Nashville, Johnson City, Morristown, and Knoxville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has a population of 4.1 million. The Company has a production/distribution facility in Nashville and six sales distribution facilities are located throughout the region. The region includes portions of the Company’s Legacy Territories and several Expansion Territories, including Johnson City, Morristown and Knoxville.

6. Western Virginia. This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has a population of 1.6 million. The Company has a production/distribution facility in Roanoke and four sales distribution facilities are located throughout the region.

7. West Virginia. This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has a population of 1.4 million. The Company has eight sales distribution facilities located throughout the region.

Subsequent to December 28, 2014, the Company acquired additional distribution territories in Cookeville, and Cleveland, Tennessee, Louisville, Kentucky, and Evansville, Indiana. These Expansion Territories serve a population of 3.1 million and have a total of four sales distribution facilities.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.8 million, $1.6 million and $1.5 million in 2014, 2013 and 2012, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for beverage products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of beverage products through June 2024. Purchases from SAC by the Company for finished products were $132 million, $137 million and $141 million in 2014, 2013 and 2012, respectively, or 25.9 million cases, 26.2 million cases and 27.5 million cases of finished product, respectively.

Raw Materials

In addition to concentrates obtained from The Coca-Cola Company and other beverage companies for use in its beverage manufacturing, the Company also purchases sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials, as well as equipment for the production, distribution and marketing of nonalcoholic beverages.

The Company purchases substantially all of its plastic bottles (12-ounce, 16-ounce, 20-ounce, 24-ounce, half-liter, 1-liter, 1.25-liter, 2-liter, 253 ml and 300 ml sizes) from manufacturing plants owned and operated by Southeastern Container and Western Container, two entities owned by various Coca-Cola bottlers, including the Company. The Company currently obtains all of its aluminum cans (7.5-ounce, 12-ounce and 16-ounce sizes) from two domestic suppliers. None of the materials or supplies used by the Company are currently in short supply.

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

The Company is exposed to price risk on commodities such as aluminum, corn, PET resin (a petroleum-based product), and fuel which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on oil, which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company itself. In addition, no limit is placed on the price The Coca-Cola Company and other beverage companies can charge for concentrate. However, under the Incidence Pricing Agreement, The Coca-Cola Company must give the Company at least 90 days written notice of a pricing change.

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2014, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 9% of the Company’s total bottle/can volume to retail customers. Wal-Mart Stores, Inc. and Food Lion, LLC accounted for approximately 15% and 6% of the Company’s total net sales, respectively. The loss of either Wal-Mart Stores, Inc. or Food Lion, LLC as customers could have a material adverse effect on the operating and financial results of the Company. All of the Company’s beverage sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from the Company and The Coca-Cola Company in recent years include Tum-E Yummies, Fuel in a Bottle Energy Shot, Fuel in a Bottle Protein Shot, Coca-Cola Zero, Dasani flavors, Coca-Cola Life, Full Throttle and Gold Peak tea products. New packaging introductions include the 253 ml bottle, the 1.25-liter bottle, the 7.5-ounce sleek can, the 2-liter contour bottle for Coca-Cola products, and the 16-ounce bottle/24-ounce bottle package.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. For example, there may be as many as 23 different packages for Diet Coke within a single geographic area. Bottle/can volume to retail customers during 2014 was approximately 44% cans, 55% bottles and 1% other containers.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company’s products. The Coca-Cola Company and Dr Pepper Snapple Group, Inc. (collectively, the “Beverage Companies”) make substantial expenditures on advertising in the Company’s Legacy and Expansion

Territories. The Company has also benefited from national advertising programs conducted by the Beverage Companies. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company’s products. Historically, these expenses have been partially offset by marketing funding support the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding support in the future.

The substantial outlays the Company makes for marketing and merchandising programs are generally regarded as necessary to maintain or increase revenue, and any significant curtailment of marketing funding support provided by the Beverage Companies for marketing programs which benefit the Company could have a material adverse effect on the operating and financial results of the Company.

Seasonality

Sales of the Company’s products are seasonal with the highest sales volume occurring in the second and third quarters. The Company has, and believes CCR has, adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. See “Item 2. Properties” for information relating to utilization of the Company’s production facilities. Sales volume can also be impacted by weather conditions.

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 80% of the Company’s bottle/can volume to retail customers in 2014. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

Government Regulation

The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”) and other federal, state and local health agencies. The FDA also regulates the labeling of containers under The Nutrition Labeling and Education Act of 1990. The Nutrition Facts label has not changed significantly since it was first introduced in 1994. In 2014, the FDA proposed new rules that would result in major changes to nutrition labels on all food packages, including the packaging for the Company’s products, that would, among other things, require those labels to display caloric counts in large type, reflect larger portion sizes and display on a separate line on the label the amount of sugars that are added to the product. The comment period on the proposed rules closed in August 2014. If these proposed rules are adopted by the FDA, the Company expects to have up to two years to put the required labeling changes into effect on the packaging for the products it manufactures and distributes.

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

Most of the beverage products sold by the Company are classified as food or food products and are therefore eligible for purchase using supplemental nutrition assistance (“SNAP”) benefits by consumers purchasing them for home consumption. Some states and localities have proposed barring the use of SNAP benefits by recipients in their jurisdictions to purchase some of the products the Company manufactures. The United States Department of Agriculture rejected such a proposal by a major American city as recently as 2011. Energy drinks that have a nutrition facts label are classified as food and are eligible for purchase for home consumption using SNAP benefits while energy drinks that are classified as a supplement by the FDA are not.

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

Employees

As of February 1, 2015, the Company had approximately 5,600 full-time employees, of whom approximately 420 were union members. The total number of employees, including part-time employees, was approximately 7,300. Approximately 6% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 5% of the Company’s employees expired during 2014 and the Company entered into new agreements in 2014. One collective bargaining agreement covering approximately .3% of the Company’s employees will expire in 2015.

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

The Company is exposed to risks resulting from several large customers that account for a significant portion of its bottle/can volume and revenue. The Company’s two largest customers accounted for approximately 31% of the Company’s 2014 bottle/can volume to retail customers and approximately 21% of the Company’s total net sales. The loss of one or both of these customers could adversely affect the Company’s results of operations. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. The Company’s results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with these customers’ demands is significant. If receivables from one or more of these customers become uncollectible, the Company’s results of operations may be adversely impacted.

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

The inability of the Company to successfully integrate the operations of the Expansion Territories and any future expansion territories into the Company’s existing operations and implement the new contractual arrangements for the Expansion Territories could adversely affect the Company’s business, financial condition or results of operations.

The following pose potential risks relative to the Expansion Territories: the Company’s ability to successfully combine the Company’s business with the Expansion Territories, including integrating distribution, sales and administrative support activities and information technology systems between the Company’s Legacy Territories and the Expansion Territories; and the Company’s ability to successfully operate in the Expansion Territories: motivating, recruiting and retaining key employees; conforming standards, controls (including internal control over financial reporting, environmental compliance and health and safety compliance), procedures and policies and business cultures between the Company and the Expansion Territories; growing business with existing customers and attracting new customers; and other unanticipated problems and liabilities. The territory expansion transactions the Company has recently completed and any future expansion transactions also involve certain other financial and business risks, including that the Company might not realize a satisfactory return on the Company’s investment, that the Company’s assumptions regarding potential growth, synergies or cost savings could turn out to have been incorrect, or that the territory expansions divert key members of the Company’s management’s attention and the Company’s other available resources from our existing business in the Legacy Territories.

Miscalculation of the Company’s need for infrastructure investment could impact the Company’s financial results in both the Company’s Legacy and Expansion Territories and any future expansion territories.

Projected requirements of the Company’s infrastructure investments in both the Company’s Legacy and Expansion Territories and any future expansion territories may differ from actual levels if the Company’s volume growth is not as the Company anticipates. The Company’s infrastructure investments are generally long-term in nature; therefore, it is possible that investments made today may not generate the returns expected by the Company due to future changes in the marketplace. Significant changes from the Company’s expected returns on cold drink equipment, fleet, technology and supply chain infrastructure investments could adversely affect the Company’s consolidated financial results.

The Company’s inability to meet requirements under its beverage agreements could result in the loss of distribution rights.

Approximately 88% of the Company’s bottle/can volume to retail customers in 2014 consisted of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s bottle/can volume to retail customers in 2014 consisted of products of other beverage companies and the Company’s own products. The Company must satisfy various requirements under its beverage agreements, including the new CBAs for the Expansion Territories, which include additional obligations the Company must perform. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products under one or more of these beverage agreements. The occurrence of other events defined in these agreements could also result in the termination of one or more beverage agreements.

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

Raw material costs, including the costs for plastic bottles, aluminum cans and high fructose corn syrup, have been subject to significant price volatility in the past and may continue to be in the future. In addition, there are no limits on the prices The Coca-Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

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

The Company has become increasingly reliant on purchased finished goods from external sources versus the Company’s internal production. As a result, the Company is subject to incremental risk including, but not limited to, product availability, price variability, and product quality and production capacity shortfalls for externally purchased finished goods. The Company’s operations in the Expansion Territories are more exposed to this risk than the Company’s operations in the Legacy Territories because, with exceptions under which the Company may produce finished goods itself, the Company is required under the CBAs for the Expansion Territories to purchase finished goods from CCR and other authorized external sources in accordance with the terms and conditions of the Finished Goods Supply Agreement entered into by the Company at the closing of each Expansion Territory transaction in quantities required to satisfy fully the demand for beverages and related products the Company is authorized to distribute in the Expansion Territory.

Sustained increases in fuel prices or the inability of the Company to secure adequate supplies of fuel could have an adverse impact on the Company’s profitability.

The Company uses significant amounts of fuel in the distribution of its products. International or domestic geopolitical or other events could impact the supply and cost of fuel and could impact the timely delivery of the Company’s products to its customers. While the Company is working to reduce fuel consumption and manage the Company’s fuel costs, there can be no assurance that the Company will succeed in limiting the impact on the Company’s business or future cost increases. The Company may use derivative instruments to hedge some or all of the Company’s projected diesel fuel and gasoline purchases. These derivative instruments relate to fuel used in the Company’s delivery fleet and other vehicles. Sustained upward pressure in these costs could reduce the profitability of the Company’s operations.

Sustained increases in workers’ compensation, employment practices and vehicle accident claims costs could reduce the Company’s profitability.

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. Although the Company has actively sought to control increases in these costs, there can be no assurance that the Company will succeed in limiting future cost increases. Sustained upward pressure in these costs could reduce the profitability of the Company’s operations.

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

The Company’s success depends in large part on its ability to maintain consumer confidence in the safety and quality of all its products. The Company has rigorous product safety and quality standards. However, if beverage products taken to market are or become contaminated or adulterated, the Company may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which would cause its business to suffer. In addition, regulatory actions, activities by nongovernmental organizations and public debate and concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners, may erode consumers’ confidence in the safety and quality issues, whether or not justified, and could result in additional governmental regulations concerning the marketing and labeling of the Company’s products, negative publicity, or actual or threatened legal actions, all of which could damage the reputation of the Company’s products and may reduce demand for the Company’s products.

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

As of February 28, 2015, $153.0 million of the Company’s debt and capital lease obligations of $584.8 million were subject to changes in short-term interest rates. The Company’s $350 million revolving credit facility is subject to changes in short-term interest rates. On February 28, 2015, the Company had $153.0 million of outstanding borrowings on the $350 million revolving credit facility. If interest rates increase in the future, it could increase the Company’s borrowing cost and it could reduce the Company’s overall profitability. The Company’s pension and postretirement medical benefits costs are also subject to changes in interest rates. A decline in interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and increase the overall liability.

The level of the Company’s debt could restrict the Company’s operating flexibility and limit the Company’s ability to incur additional debt to fund future needs.

As of February 28, 2015, the Company had $584.8 million of debt and capital lease obligations. The Company’s level of debt requires the Company to dedicate a substantial portion of the Company’s future cash flows from operations to the payment of principal and interest, thereby reducing the funds available to the Company for other purposes. The Company’s debt can negatively impact the Company’s operations by (1) limiting the Company’s ability and/or increasing the cost to obtain funding for working capital, capital expenditures and other general corporate purposes, including funding the cash purchase price of future territory expansions; (2) increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and (3) exposing the Company to a risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet the Company’s debt service requirements.

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

In 2014, the FDA proposed major changes to the nutrition labels required on all packaged foods and beverages, including those for most of the Company’s products. If the proposed changes are adopted, the Company and its competitors will be required to make nutrition label updates, which include updating serving sizes, including information about total calories in a beverage product container and providing information about any added sugars or nutrients. If the pending FDA nutrition label changes proposed become final, they will increase the Company’s costs and could inhibit sales of one or more of the Company’s major products. The timeline for implementation of any final regulations adopted by the FDA regarding changes to required nutrition labels is currently expected to be a period of up to two years.

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

There is some scientific sentiment that increased concentrations of carbon dioxide, methane and other greenhouse gases (“GHGs”) in the atmosphere may have been the dominant cause of observed warming of the earth’s climate system since the mid-20th century, and that continued emission of GHGs could cause further warming and long-lasting changes in components of the global climate system, potentially increasing the likelihood of severe, pervasive and irreversible impacts for people and ecosystems. Changing weather patterns, along with the increased frequency or duration of extreme weather and climate events, such as an increase in the number of heavy precipitation events, could impact some of the Company’s facilities and the availability or increase the cost of key raw materials that the Company uses to produce its products. In addition, the sale of the Company’s products can be impacted by weather conditions and climate events.

Growing concern over the effects of climate change, including warming of the global climate system, has led to legislative and regulatory initiatives directed at limiting GHG emissions. For example, the United States Environmental Protection Agency (USEPA) has proposed regulations under the Clean Air Act to reduce GHG emissions from existing coal-fired power plants, which are expected to become final in 2015, that would require each state to submit a plan specifying how it would reduce GHG emissions from existing coal-fired power plants located within its borders It is anticipated that when the states implement their plans they could lead to the eventual closing of many of these plants. These USEPA proposed regulations or future laws enacted or regulations adopted to limit GHG emissions that directly or indirectly affect the Company’s production, distribution, packaging, cost of raw materials, fuel, ingredients and water could all impact the Company’s business and financial results.

Issues surrounding labor relations could adversely impact the Company’s future profitability and/or its operating efficiency.

Approximately 6% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. Two collective bargaining agreements covering approximately 5% of the Company’s employees expired during 2014 and the Company entered into new agreements in 2014. One collective bargaining agreement covering approximately .3% of the Company’s employees will expire during 2015.

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

Consumers, public health officials, public health advocates and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. In The production and marketing of beverages are subject to the rules and regulations of the FDA and other federal, state and local health agencies. The FDA also regulates the labeling of containers under The Nutrition Labeling and Education Act of 1990. The Nutrition Facts label has not changed significantly since it was first introduced in 1994. In March 2014, the FDA proposed new rules that would result in major changes to nutrition labels on all food packages, including the packaging for the Company’s products, that would, among other things, require those labels to display caloric counts in large type, reflect larger portion sizes and display on a separate line on the label the amount of sugars that are added to the product. If these proposed rules are adopted by the FDA, the Company expects to have up to two years to put the required labeling changes into effect on the packaging for the products it manufactures and distributes. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce the consumption of sugar, including sugar sparkling beverages. Increasing public concern about these issues, possible new taxes and governmental regulations concerning the production, marketing, labeling or availability of the Company’s beverages, and negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry relating to the marketing, labeling or sale of sugar sparkling beverages may reduce demand for these beverages, which could adversely affect the Company’s profitability.

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

If the financing of any future territory or other acquisitions involves issuing additional equity securities, their issuance would be dilutive and could affect the market price of the Company’s Common Stock.

Acquisitions of the distribution assets of CCR in the Expansion Territory transactions completed to date have been financed with available cash or by draws on our revolving credit facility. The Company may fund any future territory or other acquisition transactions through the use of existing cash, cash equivalents or investments, debt financing, including draws on the Company’s revolving credit facility, the issuance of equity securities, or a combination of the foregoing. Any future acquisitions of additional distribution or other assets that are financed in whole or in part by issuing additional shares of the Company’s Common Stock would be dilutive, which could affect the market price of our Common Stock.

The concentration of the Company’s capital stock ownership with the Harrison family limits other stockholders’ ability to influence corporate matters.

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 86% of the total voting power of the Company’s outstanding capital stock. In addition, three members of the Harrison family, including Mr. Harrison, serve on the Board of Directors of the Company. As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. Additionally, as a result of the Harrison family’s significant beneficial ownership of the Company’s outstanding voting stock, the Company has relied on the “controlled company” exemption from certain corporate governance requirements of The NASDAQ Stock Market LLC. This concentration of ownership may have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price. It also limits other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions that the Company’s other stockholders may not view as beneficial.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 28, 2015, the principal properties of the Company include its corporate headquarters, 4 production/distribution facilities and 48 sales distribution centers. The Company owns 2 production/distribution facilities and 36 sales distribution centers, and leases its corporate headquarters, 2 production/distribution facilities, 8 sales distribution centers and 3 additional storage warehouses.

Facility Type	Location	Square Feet	Lease/ Own	Lease Expiration	2014 Rent (in millions)
Corporate headquarters(1)(3)	Charlotte, NC	175,000	Lease	2021	$4.1
Production/ Distribution Combination Center(2)(3)	Charlotte, NC	647,000	Lease	2020	$3.7
Production/ Distribution Combination Center	Nashville, TN	330,000	Lease	2024	$0.5
Warehouse	Charlotte, NC	278,000	Lease	2022	$0.7
Distribution Center	Lavergne, TN	220,000	Lease	2026	$0.7
Distribution Center	Charleston, SC	50,000	Lease	2027	$0.3
Distribution Center	Greenville, SC	57,000	Lease	2018	$0.8
Warehouse	Roanoke, VA	111,000	Lease	2025	$0.7
Distribution Center	Clayton, NC	233,000	Lease	2026	$1.1
Production Center	Roanoke, VA	316,000	Own	N/A	N/A
Production Center	Mobile, AL	271,000	Own	N/A	N/A
Distribution Center	Louisville, KY	300,000	Lease	2029	N/A

(1)	Includes two adjacent buildings totaling 175,000 square feet

(2)	Includes a 542,000 square foot production center and adjacent 105,000 square foot distribution center

(3)	The leases under these facilities are with a related party

The approximate percentage utilization of the Company’s production facilities is indicated below:

Location	Percentage Utilization*
Charlotte, North Carolina	72%
Mobile, Alabama	56%
Nashville, Tennessee	69%
Roanoke, Virginia	65%

*	Estimated 2015 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 28, 2015 was as follows:

Location	Number of Facilities
North Carolina	12
South Carolina	6
South Alabama	4
South Georgia	4
Tennessee(1)	8
Kentucky/Indiana(2)	2
Western Virginia	4
West Virginia	8

Total	48

(1) Includes two sales distribution facilities acquired in the Expansion Territories on January 30, 2015.

(2) Includes two sales distribution facilities acquired in the Expansion Territories on February 27, 2015.

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 1,930 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 1,230 are route delivery trucks. In addition, the Company owns approximately 218,500 beverage dispensing and vending machines for the sale of the Company’s products in the Company’s bottling territories.

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

J. FRANK HARRISON, III, age 60, is Chairman of the Board of Directors and Chief Executive Officer. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

HENRY W. FLINT, age 60, is President and Chief Operating Officer, a position he has held since August 2012. Previously, he was Vice Chairman of the Board of Directors of the Company, a position he held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

WILLIAM B. ELMORE, age 59, is Vice Chairman of the Board of Directors, a position he has held since August 2012. Previously, he was President and Chief Operating Officer and a Director of the Company, positions he held since January 2001. Prior to January 2001, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

WILLIAM J. BILLIARD, age 48, is Vice President, Chief Accounting Officer. His previous position of Vice President, Operations Finance and Chief Accounting Officer began in November 2010. He was first employed by the Company on February 20, 2006 with the title of Vice President, Controller and Chief Accounting Officer. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

ROBERT G. CHAMBLESS, age 49, is Senior Vice President, Sales, Field Operations and Marketing, a position he has held since August 2010. Previously, he was Senior Vice President, Sales, a position he held since June 2008. He held the position of Vice President — Franchise Sales from early 2003 to June 2008 and Region Sales Manager for our Southern Division between 2000 and 2003. He was Sales Manager in the Company’s Columbia, South Carolina branch between 1997 and 2000. He has served the Company in several other positions prior to this position and was first employed by the Company in 1986.

CLIFFORD M. DEAL, III, age 53, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 59, is President, BYB Brands, Inc., a wholly-owned subsidiary of the Company that distributes and markets Tum-E Yummies and other products developed by the Company, a position he has held since July 2006. Prior to that, he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

JAMES E. HARRIS, age 52, is Senior Vice President, Shared Services and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999, he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

UMESH M. KASBEKAR, age 57, is Senior Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

DAVID M. KATZ, age 46, is Senior Vice President, a position he has held since January 2013. Previously, he was Senior Vice President Midwest Region for Coca-Cola Refreshments (“CCR”) a position he began in 2011. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca-Cola Enterprises Inc.’s (“CCE”) East Business Unit. In 2008, he was promoted to President and Chief Executive Officer of Coca-Cola Bottlers’ Sales and Services Company, LLC. He began his Coca-Cola career in 1993 with CCE as a Logistics Consultant.

LAUREN C. STEELE, age 60, is Senior Vice President, Corporate Affairs, a position to which he was appointed in March 2012. Prior to that, he was Vice President of Corporate Affairs, a position he had held since May 1989. He is responsible for governmental, media and community relations for the Company.

MICHAEL A. STRONG, age 61, is Senior Vice President, Employee Integration and Transition, a position he has held since December 2014. Prior to December 2014, he was Senior Vice President, Human Resources, a position he was appointed in March 2011. Previously, he was Vice President of Human Resources, a position to which he was appointed in December 2009. He was Region Sales Manager for the North Carolina West Region from December 2006 to November 2009. Prior to that, he served as Division Sales Manager and General Manager as well as other key sales related positions. He joined the Company in 1985 when the Company acquired Coca-Cola Bottling Company in Mobile, Alabama, where he began his career.

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

	Fiscal Year
	2014		2013
	High	Low	High	Low
First quarter	$89.40	$65.74	69.64	$59.87
Second quarter	86.56	72.01	62.20	58.00
Third quarter	77.84	68.75	65.39	60.41
Fourth quarter	95.65	73.04	73.00	59.06

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2014 and 2013. Shares of Common Stock and Class B Common Stock have participated equally in dividends since 1994.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of February 27, 2015, was 2,582 and 10, respectively.

On March 3, 2015 and March 4, 2014, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued (pursuant to a Performance Unit Award Agreement approved in 2008) to J. Frank Harrison, III, in connection with his services in 2014 and 2013 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,080 and 19,100, respectively, of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units related to both the 2014 and 2013 awards. The shares issued to Mr. Harrison, III were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing January 3, 2010 and ending December 28, 2014. The peer group is comprised of Dr Pepper Snapple Group, Inc., The Coca-Cola Company, Cott Corporation, National Beverage Corp. and PepsiCo, Inc.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on January 3, 2010 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Coca-Cola Bottling Co. Consolidated, the S&P 500 Index, and a Peer Group

	1/3/10	1/2/11	1/1/12	12/30/12	12/29/13	12/28/14
CCBCC	$100	$105	$112	$128	$144	$178
S&P 500	$100	$115	$117	$136	$180	$205
Peer Group	$100	$116	$125	$133	$159	$183

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended December 28, 2014. The data is derived from audited consolidated financial statements of the Company.

	Fiscal Year
In thousands (except per share data)	2014	2013	2012	2011	2010
Summary of Operations
Net sales	$1,746,369	$1,641,331	$1,614,433	$1,561,239	$1,514,599
Cost of sales	1,041,130	982,691	960,124	931,996	873,783
Selling, delivery and administrative expenses	619,272	584,993	565,623	541,713	544,498

Total costs and expenses	1,660,402	1,567,684	1,525,747	1,473,709	1,418,281

Income from operations	85,967	73,647	88,686	87,530	96,318
Interest expense, net	29,272	29,403	35,338	35,979	35,127
Other income (expense), net	(1,077)	—	—	—	—

Income before taxes	55,618	44,244	53,348	51,551	61,191
Income tax expense	19,536	12,142	21,889	19,528	21,649

Net income	36,082	32,102	31,459	32,023	39,542
Less: Net income attributable to noncontrolling interest	4,728	4,427	4,242	3,415	3,485

Net income attributable to Coca-Cola Bottling Co. Consolidated	$31,354	$27,675	$27,217	$28,608	$36,057

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.38	$2.99	$2.95	$3.11	$3.93
Class B Common Stock	$3.38	$2.99	$2.95	$3.11	$3.93
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.37	$2.98	$2.94	$3.09	$3.91
Class B Common Stock	$3.35	$2.97	$2.92	$3.08	$3.90
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Year-End Financial Position
Total assets	$1,433,076	$1,276,156	$1,283,474	$1,362,425	$1,307,622
Current portion of debt	—	20,000	20,000	120,000	—
Current portion of obligations under capital leases	6,446	5,939	5,230	4,574	3,866
Obligations under capital leases	52,604	59,050	64,351	69,480	55,395
Long-term debt	444,759	378,566	403,386	403,219	523,063
Total equity of Coca-Cola Bottling Co. Consolidated	183,609	191,320	135,259	129,470	126,064

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) of Coca-Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

The fiscal years presented are the 52-week periods ended December 28, 2014 (“2014”), December 29, 2013 (“2013”) and December 30, 2012 (“2012”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year. Fiscal 2015 will be a 53-week year.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Noncontrolling interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Piedmont is the Company’s only significant subsidiary that has a noncontrolling interest. Noncontrolling interest income of $4.7 million in 2014, $4.4 million in 2013 and $4.2 million in 2012 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $73.3 million and $68.6 million at December 28, 2014 and December 29, 2013, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

In 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. The benefit election window was open during the third quarter of 2013 and benefit distributions occurred during the fourth quarter of 2013. Based upon the number of plan participants electing to take the lump-sum distribution and the total amount of such distributions, the Company incurred a noncash charge of $12.0 million in the fourth quarter of 2013 when the distributions were made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets reduced the cost of administering the pension plan.

Expansion of Company’s Franchised Territory

In April 2013, the Company announced that it had signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee, Kentucky and Indiana that were served by CCR. On May 23, 2014, the Company closed the first of several transactions implementing this territory expansion covering the Morristown and Johnson City, Tennessee territories served by CCR. On October 24, 2014, the Company closed the second transaction covering the Knoxville, Tennessee territory previously served by CCR. The financial results for the Expansion Territories have been included in the Company’s consolidated financial statements from their acquisition dates. These territories contributed $45.1 million in sales and $3.4 million in operating income in 2014.

On October 17, 2014, the Company and CCR entered into an asset exchange agreement pursuant to which CCR has agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by CCR’s facilities and equipment located in Lexington, Kentucky (including the rights to produce such beverages in the Lexington, Kentucky Territory) for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by the Company’s facilities and equipment located in Jackson, Tennessee (including the rights to produce such beverages in the Jackson, Tennessee Territory). The Company and CCR anticipate the closing of the transactions contemplated by the exchange agreement will occur in Spring 2015.

On January 30, 2015, the Company closed an expansion transaction covering the Cleveland and Cookeville, Tennessee territories previously served by CCR. On February 27, 2015, the Company closed an expansion transaction covering the Louisville, Kentucky and Evansville, Indiana territories previously served by CCR. The aggregate purchase price paid by the Company for both territories in cash at closing for the transferred assets, after deducting the value of certain retained assets and retained liabilities was approximately $33.6 million. The amounts paid remain subject to post-closing adjustments.

On February 13, 2015, the Company and CCR entered into an asset purchase agreement covering the Paducah and Pikeville, Kentucky territories previously served by CCR. The Company expects the transaction to close in Spring 2015. When the Paducah and Pikeville asset purchase transaction and the Jackson-for-Lexington exchange transaction described above are consummated, the expansion of the geographic regions served by the Company contemplated by the letter of intent the Company and The Coca-Cola Company signed in April 2013 will be complete.

Net Sales by Product Category

The Company’s net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In Thousands	2014	2013	2012
Bottle/can sales:
Sparkling beverages (including energy products)	$1,124,802	$1,063,154	$1,073,071
Still beverages	279,138	247,561	233,895

Total bottle/can sales	1,403,940	1,310,715	1,306,966
Other sales:
Sales to other Coca-Cola bottlers	162,346	166,476	152,401
Post-mix and other	180,083	164,140	155,066

Total other sales	342,429	330,616	307,467

Total net sales	$1,746,369	$1,641,331	$1,614,433

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. New products and packaging introductions over the last several years include Coca-Cola Life, the 1.25-liter bottle, 7.5-ounce sleek can, 253 ml and 300 ml bottles, and the 2-liter contour bottle for Coca-Cola products.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $211.6 million, $201.0 million and $200.0 million in 2014, 2013 and 2012, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

2014

•	$45.1 million in net sales and $3.4 million of pre-tax operating income related to Expansion Territories;

•	$12.9 million pre-tax S,D&A expenses related to the Company’s franchise territory expansion; and

•	a $1.1 million pre-tax unfavorable fair value adjustment of acquisition-related contingent consideration.

2013

•	a $3.1 million pre-tax favorable adjustment to net sales related to a refund of 2012 cooperative trade marketing funds paid by the Company to The Coca-Cola Company that were not spent in 2012;

•	$5.0 million pre-tax S,D&A expenses related to the Company’s franchise territory expansion;

•	a $12.0 million noncash settlement charge related to the voluntary lump-sum pension distribution; and

•	a $2.3 million decrease to income tax expense related to state tax legislation enacted in the third quarter of 2013.

2012

•	a $1.5 million increase to income tax expense to increase the valuation allowance for certain deferred tax assets of the Company.

Results of Operations

2014 Compared to 2013

A summary of the Company’s financial results for 2014 and 2013 follows:

	Fiscal Year
In Thousands (Except per Share Data)	2014	2013	Change	% Change
Net sales	$1,746,369	$1,641,331	$105,038	6.4
Cost of sales	1,041,130	982,691	58,439	5.9

Gross margin	705,239	658,640	46,599	7.1
S,D&A expenses	619,272	584,993	34,279	5.9

Income from operations	85,967	73,647	12,320	16.7
Interest expense, net	29,272	29,403	(131)	(0.4)
Other income (expense), net	(1,077)	—	(1,077)	N/A

Income before taxes	55,618	44,244	11,374	25.7
Income tax expense	19,536	12,142	7,394	60.9

Net income	36,082	32,102	3,980	12.4
Net income attributable to noncontrolling interest	4,728	4,427	301	6.8

Net income attributable to Coca-Cola
Bottling Co. Consolidated	$31,354	$27,675	$3,679	13.3

Basic net income per share:
Common Stock	$3.38	$2.99	$0.39	13.0
Class B Common Stock	$3.38	$2.99	$0.39	13.0
Diluted net income per share:
Common Stock	$3.37	$2.98	$0.39	13.1
Class B Common Stock	$3.35	$2.97	$0.38	12.8

Net Sales

Net sales increased $105.0 million, or 6.4%, to $1.75 billion in 2014 compared to $1.64 billion in 2013.

This increase in net sales was principally attributable to the following (in millions):

Amount	Attributable to:

$76.8	5.9% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (3.2% of volume increase related to Expansion Territories)

19.4	1.4% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit

10.8	Increase in freight revenue

(7.1)	4.2% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverage category excluding energy products

2.9	1.8% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products and still beverages which have higher sales price per unit than sparkling beverages (excluding energy products)

2.9	3.3% increase in post-mix sales price per unit

2.1	2.5% increase in post-mix volume

(2.8)	Other

$105.0	Total increase in net sales

The 2.7% increase in bottle/can volume to retail customers (excluding Expansion Territories) represented a .7% increase in sparkling beverages and an 11.5% increase in still beverages. The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages other than energy beverages are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences. Volume of both sparkling and still beverages was negatively impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013. The Company believes volume would have been higher in both sparkling and still beverages in 2013 had it not been for the cooler and wetter than normal weather.

In 2014, the Company’s bottle/can sales to retail customers accounted for 80.4% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in 2014 and 2013 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume % Increase
Product Category	2014	2013
Sparkling beverages (including energy products)	79.9%	81.3%	4.0
Still beverages	20.1%	18.7%	14.0

Total bottle/can volume	100.0%	100.0%	5.9

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2014, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume and approximately 15% of the Company’s total net sales during 2014. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 9% of the Company’s total bottle/can volume and approximately 6% of the Company’s total net sales during 2014. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $6.2 million in 2014 and $6.3 million in 2013. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 5.9%, or $58.4 million, to $1.04 billion in 2014 compared to $982.7 million in 2013.

This increase in cost of sales was principally attributable to the following (in millions):

Amount	Attributable to:

$45.3	5.9% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (3.2% of volume increase related to Expansion Territories)

10.2	Increase in raw material costs and increased purchases of finished products

9.7	Increase in freight cost of sales

(6.8)	4.2% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverage category excluding energy products

(3.7)	Increase in marketing funding support received primarily from The Coca-Cola Company

2.3	Increase in cost of sales to other Coca-Cola bottlers, primarily due to a higher percentage of energy products and still beverages which have higher cost per unit than other sparkling beverages (excluding energy products)

(1.6)	Decrease in cost due to the Company’s commodity hedging program

(1.6)	Decrease in cost of sales of the Company’s own brand portfolio (primarily Tum-E Yummies)

1.5	2.5% increase in post-mix volume

3.1	Other

$58.4	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $55.4 million in 2014 compared to $51.7 million in 2013.

Gross Margin

Gross margin dollars increased 7.1%, or $46.6 million, to $705.2 million in 2014 compared to $658.6 million in 2013. Gross margin as a percentage of net sales increased to 40.4% in 2014 from 40.1% in 2013.

This increase in gross margin was principally attributable to the following (in millions):

Amount	Attributable to:

$31.5	5.9% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (3.2% of volume increase related to Expansion Territories)

19.4	1.4% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit

(10.2)	Increase in raw material costs and increased purchases of finished products

3.7	Increase in marketing funding support received primarily from The Coca-Cola Company

2.9	1.8% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products and still beverages which have higher sales price per unit than sparkling beverages (excluding energy products)

2.9	3.3% increase in post-mix sales price per unit

(2.3)	Increase in cost of sales to other Coca-Cola bottlers (primarily due to higher percentage of energy products and still beverages which have higher cost per unit than other sparkling beverages (excluding energy products))

1.6	Decrease in cost due to the Company’s commodity hedging program

1.1	Increase in freight gross margin

(4.0)	Other

$46.6	Total increase in gross margin

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

S,D&A expenses increased by $34.3 million, or 5.9%, to $619.3 million in 2014 from $585.0 million in 2013. S,D&A expenses as a percentage of sales remained relatively unchanged (35.5% in 2014 and 35.6% in 2013).

This increase in S,D&A expenses was principally attributable to the following (in millions):

Amount	Attributable to:

$13.9	Increase in employee salaries and related payroll taxes excluding bonus and incentives due to normal salary increases and additional personnel ($7.6 million related to the Expansion Territories)

(12.0)	Decrease due to a loss on a voluntary pension settlement completed in 2013

8.4	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance

7.8	Increase in expenses related to the Company’s franchise territory expansion, primarily professional fees related to due diligence and consulting fees related to infrastructure

3.9	Increase in marketing expense primarily due to increased spending for promotional items

1.4	Increase in depreciation and amortization of property, plant and equipment primarily due to assets acquired in Expansion Territories

1.3	Increase in software expenses (continued investment in technology)

9.6	Other

$34.3	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $211.6 million and $201.0 million in 2014 and 2013, respectively.

The Company recorded in S,D&A expenses a benefit related to the two Company-sponsored pension plans of $0.2 million in 2014 and an expense of $1.3 million in 2013, excluding the $12.0 million lump-sum settlement charge in 2013.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not covered by a collective bargaining agreement. During 2013, the Company’s 401(k) Savings Plan matching contribution was discretionary with the Company having the option to make matching contributions for eligible participants of up to 5% of eligible participants’ contributions. The 5% matching contribution was accrued during 2013 and paid in the first quarter of 2014. During 2014, the Company matched the first 3.5% of participants’ contributions, while maintaining the option to increase the matching contributions an additional 1.5%, for a total of 5%, for the Company’s employees based on the financial results for 2014. Based on the Company’s financial results, the Company decided to make the additional matching contribution of 1.5%. The Company made this contribution payment in the first quarter of 2015. The total expense for this benefit recorded in S,D&A expenses was $7.7 million and $7.3 million in 2014 and 2013, respectively.

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

Interest Expense

Net interest expense decreased .4%, or $0.1 million in 2014 compared to 2013. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.7% during 2014 from 5.8% during 2013.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2014 and 2013 was 35.1% and 27.4%, respectively. The increase in the effective tax rate for 2014 resulted primarily from state tax legislation that reduced the corporate tax rate in 2013, the American Taxpayer Relief Act enacted on January 2, 2013, and adjustments to the liability for uncertain tax positions. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, for 2014 and 2013 was 38.4% and 30.5%, respectively.

The Company increased its valuation allowance by $1.2 million and $0.3 million for 2014 and 2013, respectively. The net effect was an increase for both years to income tax expense primarily due to the Company’s assessment of its ability to use certain loss carryforwards. See Note 15 to the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.7 million in 2014 compared to $4.4 million in 2013 related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive loss (net of tax) in 2014 of $31.7 million was due primarily to actuarial losses on the Company’s pension and postretirement benefit plans. These losses were primarily driven by decreases in the discount rate in 2014, as compared to 2013. In addition, the Company adopted new mortality tables in 2014, contributing to the actuarial losses.

Segment Operating Results

The Company operates its business under five operating segments. Two of these operating segments have been aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. The combined reportable segment, Nonalcoholic Beverages, represents the vast majority of the Company’s net sales and operating income for all periods presented. None of the remaining three operating segments individually meet the quantitative thresholds in ASC 280 for separate reporting. As a result, the discussion of the Company’s operations is focused on the consolidated results. Below is a breakdown of the Company’s net sales and operating income by reportable segment.

In Thousands	2014	2013
Net Sales:
Nonalcoholic Beverages	$1,710,040	$1,613,309
All Other	123,194	108,224
Eliminations	(86,865)	(80,202)

Consolidated	$1,746,369	$1,641,331

Operating Income:
Nonalcoholic Beverages	$82,297	$66,084
All Other	3,670	7,563

Consolidated	$85,967	$73,647

Results of Operations

2013 Compared to 2012

A summary of the Company’s financial results for 2013 and 2012 follows:

	Fiscal Year
In Thousands (Except Per Share Data)	2013	2012	Change	% Change
Net sales	$1,641,331	$1,614,433	$26,898	1.7
Cost of sales	982,691	960,124	22,567	2.4

Gross margin	658,640	654,309	4,331	0.7
S,D&A expenses	584,993	565,623	19,370	3.4

Income from operations	73,647	88,686	(15,039)	(17.0)
Interest expense, net	29,403	35,338	(5,935)	(16.8)

Income before taxes	44,244	53,348	(9,104)	(17.1)
Income tax expense	12,142	21,889	(9,747)	(44.5)

Net income	32,102	31,459	643	2.0
Net income attributable to noncontrolling interest	4,427	4,242	185	4.4

Net income attributable to Coca-Cola
Bottling Co. Consolidated	$27,675	$27,217	$458	1.7

Basic net income per share:
Common Stock	$2.99	$2.95	$0.04	1.4
Class B Common Stock	$2.99	$2.95	$0.04	1.4
Diluted net income per share:
Common Stock	$2.98	$2.94	$0.04	1.4
Class B Common Stock	$2.97	$2.92	$0.05	1.7

Net Sales

Net sales increased $26.9 million, or 1.7%, to $1.64 billion in 2013 compared to $1.61 billion in 2012.

This increase in net sales was principally attributable to the following (in millions):

Amount	Attributable to:

$15.2	10.0% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages

12.7	1.0% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sales price per unit in sparkling beverages, excluding energy products

(12.0)	0.9% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, excluding energy products

5.3	Increase in freight revenue

3.1 *	Refund of 2012 cooperative trade marketing funds paid to The Coca-Cola Company

(2.9)	3.5% decrease in post-mix sales volume

1.6	2.0% increase in post-mix sales price per unit

1.1	Increase in data analysis and consulting services

(1.1)	0.7% decrease in sales price per unit of sales to other Coca-Cola bottlers, primarily due to an increase in sparkling beverage volume which has a lower sales price per unit than still beverages

3.9	Other

$26.9	Total increase in net sales

*	The refund was based on updated information related to collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company, which was not available until the third quarter of 2013. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

Although the total bottle/can volume decreased by 0.9%, primarily due to volume decrease in sparkling beverages, significant growth in volume of still beverages helped to offset the decrease. The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages other than energy beverages are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences. Although volume of sparkling beverages declined and volume of still beverages increased, the volume of both was negatively impacted by the cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013. The Company believes volume would have been higher in both sparkling and still beverages in 2013 had it not been for the cooler and wetter than normal weather.

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

Cost of Sales

Cost of sales increased 2.4%, or $22.6 million, to $982.7 million in 2013 compared to $960.1 million in 2012.

This increase in cost of sales was principally attributable to the following (in millions):

Amount	Attributable to:
$14.6	10.0% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
7.8	Increase in raw material costs and increased purchases of finished products
(7.1)	0.9% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, excluding energy products
4.0	Increase in freight cost of sales
(2.0)	3.5% decrease in post-mix sales volume
1.9	Decrease in marketing funding support received primarily from The Coca-Cola Company
1.4	Increase in cost due to the Company’s commodity hedging program
(1.2)	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit than still beverages
3.2	Other

$22.6	Total increase in cost of sales

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

This increase in gross margin was principally attributable to the following (in millions):

Amount	Attributable to:

$12.7	1.0% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sales price per unit in sparkling beverages, excluding energy products

(7.8)	Increase in raw material costs and increased purchases of finished products

(4.9)	0.9% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, excluding energy products

3.1 *	Refund of 2012 cooperative trade marketing funds paid to The Coca-Cola Company

(1.9)	Decrease in marketing funding support received primarily from The Coca-Cola Company

1.6	2.0% increase in post-mix sales price per unit

(1.4)	Increase in cost due to the Company’s commodity hedging program

1.2	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit than still beverages

1.3	Increase in freight gross margin

1.1	Increase in data analysis and consulting services

(1.1)	0.7% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling beverage volume which has a lower sales price per unit than still beverages

0.4	Other

$4.3	Total increase in gross margin

*	The refund was based on updated information related to collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company, which was not available until the third quarter of 2013. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

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

This increase in S,D&A expenses was principally attributable to the following (in millions):

Amount	Attributable to:

$12.0	Increase due to loss recorded for voluntary lump-sum pension settlement

3.8	Increase in employee salaries excluding bonus and incentives due to normal salary increases and separation payments

2.2	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance

(1.8)	Decrease in depreciation and amortization of property, plant and equipment primarily due to the change in the useful lives of certain vending equipment

1.5	Increase in employee benefit costs primarily due to increased medical insurance expense offset by decreased pension expense, excluding the lump-sum pension settlement

1.3	Increase in professional fees primarily due to the due diligence for territory expansion

(1.0)	Decrease in marketing expense primarily due to reduced spending on marketing promotional items

1.4	Other

$19.4	Total increase in S,D&A expenses

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

The Company increased its valuation allowance by $0.3 million in 2013. The net effect was an increase in income tax expense due primarily to the Company’s assessment of its ability to use certain loss carryforwards. In 2012, the Company increased its liability for uncertain tax positions by $0.8 million resulting in an increase to income tax expense. See Note 15 to the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.4 million in 2013 compared to $4.2 million in 2012 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive income (net of tax) in 2013 of $36.4 million was due primarily to actuarial gains on the Company’s pension and postretirement benefit plans. These gains were primarily driven by decreases in interest rates in 2013, as compared to 2012.

Segment Operating Results

The Company operates its business under five operating segments. Two of these operating segments have been aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. The combined reportable segment, Nonalcoholic Beverages, represents the vast majority of the Company’s net sales and operating income for all periods presented. None of the remaining three operating segments individually meet the quantitative thresholds in ASC 280 for separate reporting. As a result, the discussion of the Company’s operations is focused on the consolidated results. Below is a breakdown of the Company’s net sales and operating income by reportable segment.

In Thousands	2013	2012
Net Sales:
Nonalcoholic Beverages	$1,613,309	$1,592,289
All Other	108,224	99,516
Eliminations	(80,202)	(77,372)

Consolidated	$1,641,331	$1,614,433

Operating Income:
Nonalcoholic Beverages	$66,084	$81,333
All Other	7,563	7,353

Consolidated	$73,647	$88,686

Financial Condition

Total assets increased to $1.43 billion at December 28, 2014, from $1.28 billion at December 29, 2013. The increase in total assets is primarily attributable to the acquisition of the Expansion Territories in 2014, contributing to an increase in total assets of $105.5 million as of December 28, 2014. In addition, the Company had capital expenditures of $84.4 million during 2014.

Net working capital, defined as current assets less current liabilities, increased by $29.2 million to $59.6 million at December 28, 2014 from $30.4 million at December 29, 2013.

Significant changes in net working capital from December 29, 2013 to December 28, 2014 were as follows:

•	An increase in accounts receivables, trade of $20.1 million primarily due to accounts receivables from sales in acquired Expansion Territories.

•

An increase in accounts receivable from The Coca-Cola Company and an increase in accounts payable to The Coca-Cola Company of $4.9 million and $25.4 million, respectively, primarily due to the timing of payments and acquired Expansion Territories.

•	An increase in inventories of $8.8 million primarily due to inventories in the acquired Expansion Territories.

•	An increase in prepaid expenses and other current assets of $17.3 million primarily due to an overpayment of federal and state income taxes in 2014.

•	A decrease in current portion of long-term debt of $20.0 million due to the repayment on an uncommitted line of credit with borrowings from the Company’s revolving credit facility.

•	An increase in accounts payable, trade of $15.1 million primarily due to the timing of payments.

•	A decrease in other accrued liabilities of $8.8 million primarily due to the decrease in the accrued 401(k) matching contributions.

Debt and capital lease obligations were $503.8 million as of December 28, 2014 compared to $463.6 million as of December 29, 2013. Debt and capital lease obligations as of December 28, 2014 and December 29, 2013 included $59.0 million and $65.0 million, respectively, of capital lease obligations related primarily to Company facilities.

Contributions to the Company’s pension plans were $10.0 million and $7.3 million in 2014 and 2013, respectively. The Company anticipates that contributions to the principal Company-sponsored pension plan in 2015 will be in the range of $7 million to $10 million.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. Management believes the Company will have sufficient financial resources available from a combination of these sources of capital to finance its business plan, territory expansion strategy, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (“$350 million facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement dated as of September 21, 2011 (“$200 million facility”). The $350 million facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement, the Company may increase the aggregate availability under the facility to $450 million. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the facility. The $350 million facility includes two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The Company was in compliance with these covenants under the $350 million facility at December 28, 2014. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On October 31, 2014, the Company terminated an uncommitted line of credit under which the Company could borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank and refinanced the outstanding balance with additional borrowings under the $350 million facility. On December 29, 2013, the Company had $20.0 million outstanding under the uncommitted line of credit.

The Company currently believes that all of the banks participating in the Company’s $350 million facility have the ability to and will meet any funding requests from the Company. On December 28, 2014 the Company had $71.0 million of outstanding borrowings under the $350 million facility. On February 28, 2015, the Company had $153.0 million of outstanding borrowings under the $350 million facility. The increase in borrowings relate primarily to the territory acquisitions completed in January and February 2015.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use borrowings under the $350 million facility to repay the notes when due and, accordingly, has classified all the $100 million Senior Notes due April 2015 as long-term.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of December 28, 2014, $373.8 million of the Company’s total outstanding balance of debt and capital lease obligations of $503.8 million was financed through publicly offered debt. The Company had capital lease obligations of $59.0 million as of December 28, 2014.

The Company’s only Level 3 asset or liability is the acquisition-related contingent consideration liability which was incurred as a result of the Expansion Territory transactions completed in 2014. The December 28, 2014 balance of $46.9 million included a $1.1 million fair value adjustment to increase the liability in 2014. (See Notes 3 and 12 to the consolidated financial statements for additional information.) There were no transfers from Level 1 or Level 2. The $1.1 million noncash fair value adjustment (recorded in other income (expense) in the Company’s consolidated statement of operations) did not impact the Company’s liquidity or capital resources. The total cash paid in 2014 related to acquisition-related contingent consideration was $0.2 million.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities and borrowings under credit facilities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments, pension plan contributions, acquisition of Expansion Territories and funding working capital.

A summary of cash activity for 2014 and 2013 follows:

	Fiscal Year
In Millions	2014	2013
Cash sources
Cash provided by operating activities (excluding income tax and pension payments)	$132.9	$119.6
Proceeds from revolving credit facilities	191.6	60.0
Proceeds from the sale of property, plant and equipment	1.7	6.1

Total cash sources	$326.2	$185.7

Cash uses
Capital expenditures	$84.4	$61.4
Acquisition of Expansion Territories	41.6	—
Payment on revolving credit facilities	125.6	85.0
Payment on uncommitted line of credit	20.0	—
Payment for debt issuance costs	0.9	—
Contributions to pension plans	10.0	7.3
Payment of capital lease obligations	5.9	5.3
Income tax payments	31.0	15.9
Dividends	9.3	9.2
Other	0.2	0.2

Total cash uses	$328.9	$184.3

Increase (decrease) in cash	$(2.7)	$1.4

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $12 million and $19 million in 2015. This projection does not include any anticipated cash income tax requirements resulting from additional completed Expansion Territory transactions.

Operating Activities

Cash provided by operating activities decreased by $4.5 million in 2014, as compared to 2013. The decrease is due primarily to a decrease in working capital (exclusive of acquisitions), primarily driven by an increase in taxes paid in 2014 of $15.1 million, offset by increased net income and changes in deferred taxes.

Investing Activities

During 2014, the Company acquired Expansion Territories previously served by CCR in Johnson City, Morristown and Knoxville, Tennessee. The total cash used to purchase certain rights relating to the distribution, promotion, marketing and sale of certain beverage brands not owned or licensed by The Coca-Cola Company but currently distributed by CCR in these Expansion Territories and certain assets related to the distribution, promotion, marketing and sale of both The Coca-Cola Company brands and cross-licensed brands currently distributed by CCR in these Expansion Territories (net of cash acquired) totaled $41.6 million. See Note 3 to the consolidated financial statements for additional information related to the Expansion Territories.

Additions to property, plant and equipment during 2014 were $86.4 million, of which $9.2 million were accrued in accounts payable, trade as unpaid. This amount does not include $25.6 million in property, plant and equipment acquired in the Expansion Territory transactions completed in 2014. This compared to $54.2 million in additions to property, plant and equipment during 2013, of which $7.2 million were accrued in accounts payable. Capital expenditures during 2014 were funded with cash flows from operations and available credit facilities. The Company anticipates that additions to property, plant and equipment in 2015 will be in the range of $110 million to $130 million.

Financing Activities

During 2014, the Company’s net borrowings under the Company’s various debt facilities increased $46.0 million to $71.0 million, as compared to 2013, due primarily to the use of cash to acquire two Expansion Territories. During 2013, the Company’s net borrowings under its $200 million facility decreased $25.0 million, due primarily to increased cash flow from operations available for repayments. During 2012, the Company’s net borrowings under various credit facilities increased $50.0 million, due primarily to the repayment of the Company’s $150 million in senior notes which matured in 2012.

As of December 28, 2014 and December 29, 2013, the Company had a weighted average interest rate of 5.8% and 6.2%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7%, 5.8% and 6.1% for 2014, 2013 and 2012, respectively. As of December 28, 2014, $71.0 million of the Company’s debt and capital lease obligations of $503.8 million were subject to changes in short-term interest rates.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into eight capital leases.

At December 28, 2014, the Company’s credit ratings were as follows:

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

Net debt and capital lease obligations at fiscal year ends were as follows:

In Thousands	Dec. 28, 2014	Dec. 29, 2013	Dec. 30, 2012
Debt	$444,759	$398,566	$423,386
Capital lease obligations	59,050	64,989	69,581

Total debt and capital lease obligations	503,809	463,555	492,967
Less: Cash, cash equivalents and restricted cash	9,095	11,761	10,399

Total net debt and capital lease obligations(1)	$494,714	$451,794	$482,568

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in evaluating the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $30.9 million of debt for these entities as of December 28, 2014. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. As of December 28, 2014, the Company’s maximum exposure, if both of these cooperatives borrowed up to their aggregate borrowing capacity, would have been $71.7 million including the Company’s equity interest. See Note 14 and Note 19 to the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 28, 2014:

	Payments Due by Period
					2020 and
In Thousands	Total	2015	2016-2017	2018-2019	Thereafter
Contractual obligations:
Total debt, net of interest	$444,759	$100,000	$164,757	$180,002	$—
Capital lease obligations, net of interest	59,050	6,446	14,354	16,116	22,134
Estimated interest on debt and capital lease obligations(1)	63,623	21,645	25,437	13,828	2,713
Purchase obligations(2)	903,403	95,095	190,190	190,190	427,928
Other long-term liabilities(3)	189,700	15,321	24,094	16,781	133,504
Operating leases	53,699	5,665	10,966	8,583	28,485
Long-term contractual arrangements(4)	41,435	12,002	16,162	7,943	5,328
Postretirement obligations(5)	70,121	2,998	6,633	7,898	52,592
Purchase orders(6)	35,912	35,912	—	—	—

Total contractual obligations	$1,861,702	$295,084	$452,593	$441,341	$672,684

(1)	Includes interest payments based on contractual terms.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through June 2024 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.

(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plan is excluded as the timing and/or amount of any cash payment is uncertain.

(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $2.9 million of uncertain tax positions including accrued interest, as of December 28, 2014 (excluded from other long-term liabilities in the table above because the Company is uncertain if or when such amounts will be recognized) all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of December 28, 2014, the Company had $23.4 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $10.0 million to its two Company-sponsored pension plans in 2014. Based on information currently available, the Company estimates it will be required to make cash contributions in 2015 in the range of $7 million to $10 million to those two plans. Postretirement medical care payments are expected to be approximately $3 million in 2015. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

Subsequent to December 28, 2014, the Company entered into agreements to hedge certain commodity purchases for 2015. The notional amount of these agreements was $22.3 million.

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

During 2014, 2013 and 2012, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

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

After completing the analysis, there was no impairment of the Company’s recorded franchise rights in 2014, 2013 or 2012.

The Company has determined that it has one reporting unit, within the Nonalcoholic Beverages reportable segment, for purposes of assessing goodwill for potential impairment. When a quantitative analysis is considered necessary for the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches:

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

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined that there has not been an interim impairment trigger since the first day of the fourth quarter of 2014 annual test date.

Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2014, 2013 or 2012.

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

In addition to a valuation allowance related to loss carryforwards, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of the statute of limitations and/or settlements with individual tax jurisdictions may result in material adjustments to these estimates in the future.

Acquisition Related Contingent Consideration Liability

The Company’s acquisition related contingent consideration liability is subject to risk due to changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts and changes in the Company’s weighted average cost of capital that is derived from market data.

At each reporting period, the Company evaluates future cash flows associated with its acquired territories and the associated discount rate to determine the fair value of its contingent consideration to be recorded for which the contingent consideration is derived. These cash flows represent the Company’s best estimate of the future projections of the relevant territories. The discount rate represents the Company’s weighted average cost of capital at the reporting date the fair value calculation is being performed. Changes in business conditions or other events could materially change both the projections of future cash flows and the discount rate used in the calculation of the fair value of contingent consideration. These changes could materially impact the fair value of the related contingent consideration. Changes in the fair value of the acquisition related contingent consideration is included in “Other income (expense)” on the Consolidated Statements of Operations. The Company will adjust the fair value of the acquisition related contingent consideration over a period of time consistent with the life of the related distribution rights asset subsequent to acquisition.

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

The Company performs freight hauling and brokerage for third parties in addition to delivering its own products. The freight charges are recognized as revenues when the delivery is complete. Freight revenue from third parties represents approximately 2% of net sales.

Revenues do not include sales or other taxes collected from customers.

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 28, 2014, these letters of credit totaled $23.4 million.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering certain full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans was 4.32% in 2014 and 5.21% in 2013. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

In 2014, there was a pension benefit of $0.3 million. Annual pension costs were $1.4 million and $2.9 million in 2013 and 2012 respectively. The annual pension costs for 2013 excludes the $12.0 million noncash settlement charge discussed below.

In the third quarter of 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. The benefit election window was open during the third quarter of 2013 and benefit distributions were made during the fourth quarter of 2013. Based upon the number of plan participants electing to take the lump-sum distribution and the total amount of such distributions, the Company incurred a noncash charge of $12.0 million in the fourth quarter of 2013 when the distribution was made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets reduced the cost of administering the pension plan.

Annual pension expense is estimated to be approximately $1.7 million in 2015.

A ..25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In Thousands	.25% Increase	.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 28, 2014	$(10,829)	$11,509
Net periodic pension cost in 2014	(146)	144

The weighted average expected long-term rate of return of plan assets was 7% for each year 2014, 2013 and 2012. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 18 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at December 28, 2014 and December 29, 2013, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets were gains of 6.1% in 2014, 17.8% in 2013 and 12.9% for 2012.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 4.13% in 2014 and 4.96% in 2013. The discount rate was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Aon/Hewitt AA above median yield curve and an equivalent flat rate was derived.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	.25% Increase	.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 28, 2014	$(2,085)	$2,196
Service cost and interest cost in 2014	(146)	152

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 28, 2014	$8,036	$(7,495)
Service cost and interest cost in 2014	563	(515)

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

In February 2015, the FASB issued new guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s expectations regarding the time frame for closing the Paducah/Pikeville asset purchase transaction and the Jackson-for-Lexington transaction;

•	the Company’s belief that the undiscounted amounts to be paid under the acquisition related contingent consideration arrangement will be between $3.1 million and $5.2 million per year;

•	the Company’s belief that the covenants on its $350 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

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

•

the Company’s belief that the Company has sufficient resources available from internal and external sources to finance its business plan, finance its territory expansion strategy, meet its working capital requirements and maintain an appropriate level of capital spending;

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

•	the Company’s belief that cash requirements for income taxes will be in the range of $12 million to $19 million in 2015;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $1.7 million in 2015;

•	the Company’s belief that cash contributions in 2015 to its two Company-sponsored pension plans will be in the range of $7 million to $10 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $3 million in 2015;

•	the Company’s expectation that additions to property, plant and equipment in 2015 will be in the range of $110 million to $130 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s intention to renew substantially all the Allied Beverage Agreements, Still Beverage Agreements and CBAs as they expire;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that innovation of new brands and packages will continue to be important to the Company’s overall revenue;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that all of the banks participating in the Company’s $350 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•

the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of December 28, 2014; and

•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $27 million assuming no change in volume.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. As of December 28, 2014, $71.0 million of the Company’s debt and capital lease obligations of $503.8 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of December 28, 2014, interest expense for the next twelve months would increase by approximately $0.7 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value at each reporting period, is also impacted by changes in interest rates. The risk free interest rate is a component of the discount rate used to calculate the present value of future cash flows due under the CBAs related to the

Expansion Territories. As a result, any changes in the underlying interest rates will impact the fair value of the acquisition related contingent consideration.

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

In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 commodity purchases. In the first quarter of 2014, the Company entered into agreements to hedge a portion of the Company’s 2014 commodity purchases. The Company paid fees for these instruments which were amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or selling, delivery and administrative (“S,D&A”) expenses. There were no outstanding commodity agreements as of December 28, 2014.

Subsequent to December 28, 2014, the Company entered into agreements to hedge certain commodity purchases for 2015. The notional amount of these agreements was $22.3 million.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was .8% in 2014 compared to 1.5% in 2013 and 1.7% in 2012. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and can and have in recent years increased at a faster rate than the rate of inflation as measured by the consumer price index.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands (Except Per Share Data)

	Fiscal Year
	2014	2013	2012
Net sales	$1,746,369	$1,641,331	$1,614,433
Cost of sales	1,041,130	982,691	960,124

Gross margin	705,239	658,640	654,309
Selling, delivery and administrative expenses	619,272	584,993	565,623

Income from operations	85,967	73,647	88,686
Interest expense, net	29,272	29,403	35,338
Other income (expense), net	(1,077)	0	0

Income before taxes	55,618	44,244	53,348
Income tax expense	19,536	12,142	21,889

Net income	36,082	32,102	31,459
Less: Net income attributable to noncontrolling interest	4,728	4,427	4,242

Net income attributable to Coca-Cola Bottling Co. Consolidated	$31,354	$27,675	$27,217

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.38	$2.99	$2.95

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$3.38	$2.99	$2.95

Weighted average number of Class B Common Stock shares outstanding	2,126	2,105	2,085
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.37	$2.98	$2.94

Weighted average number of Common Stock shares outstanding — assuming dilution	9,307	9,286	9,266

Class B Common Stock	$3.35	$2.97	$2.92

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,166	2,145	2,125

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

	Fiscal Year
	2014	2013	2012
Net income	$36,082	$32,102	$31,459

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5)	(1)	(1)
Defined benefit plans:
Actuarial gain (loss)	(31,839)	33,379	(11,618)
Prior service costs	22	(88)	11
Postretirement benefits plan:
Actuarial gain (loss)	(4,318)	3,984	(1,181)
Prior service costs	4,402	(924)	(917)

Other comprehensive income (loss), net of tax	(31,738)	36,350	(13,706)

Comprehensive income	4,344	68,452	17,753
Less: Comprehensive income attributable to noncontrolling interest	4,728	4,427	4,242

Comprehensive income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(384)	$64,025	$13,511

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Dec. 28, 2014	Dec. 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,095	$11,761
Accounts receivable, trade, less allowance for doubtful accounts of $1,330 and $1,401, respectively	125,726	105,610
Accounts receivable from The Coca-Cola Company	22,741	17,849
Accounts receivable, other	14,531	15,136
Inventories	70,740	61,987
Prepaid expenses and other current assets	44,168	26,872

Total current assets	287,001	239,215

Property, plant and equipment, net	358,232	302,998
Leased property under capital leases, net	42,971	48,981
Other assets	60,832	58,560
Franchise rights	520,672	520,672
Goodwill	106,220	102,049
Other identifiable intangible assets, net	57,148	3,681

Total assets	$1,433,076	$1,276,156

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 28, 2014	Dec. 29, 2013
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$0	$20,000
Current portion of obligations under capital leases	6,446	5,939
Accounts payable, trade	58,640	43,579
Accounts payable to The Coca-Cola Company	51,227	25,869
Other accrued liabilities	68,775	77,622
Accrued compensation	38,677	31,753
Accrued interest payable	3,655	4,054

Total current liabilities	227,420	208,816

Deferred income taxes	140,000	153,408
Pension and postretirement benefit obligations	134,100	90,599
Other liabilities	177,250	125,791
Obligations under capital leases	52,604	59,050
Long-term debt	444,759	378,566

Total liabilities	1,176,133	1,016,230

Commitments and Contingencies (Note 14)

Equity:
Convertible Preferred Stock, $100.00 par value: Authorized-50,000 shares; Issue-None
Nonconvertible Preferred Stock, $100.00 par value: Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value: Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value: Authorized-30,000,000 shares; Issued-10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: Authorized-10,000,000 shares; Issued-2,757,976 and 2,737,076 shares, respectively	2,756	2,735
Class C Common Stock, $1.00 par value: Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	110,860	108,942
Retained earnings	210,957	188,869
Accumulated other comprehensive loss	(89,914)	(58,176)

	244,863	252,574

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	183,609	191,320
Noncontrolling interest	73,334	68,606

Total equity	256,943	259,926

Total liabilities and equity	$1,433,076	$1,276,156

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

	Fiscal Year
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$36,082	$32,102	$31,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	60,397	58,338	61,168
Amortization of intangibles	733	333	416
Deferred income taxes	4,220	(10,017)	7,138
Loss on sale of property, plant and equipment	677	46	633
Impairment of property, plant and equipment	0	0	275
Amortization of debt costs	1,938	1,933	2,242
Stock compensation expense	3,542	2,919	2,623
Amortization of deferred gains related to terminated interest rate agreements	(561)	(549)	(1,145)
Loss on voluntary pension settlement	0	12,014	0
Fair value adjustment of acquisition-related contingent consideration	1,077	0	0
(Increase) decrease in current assets less current liabilities (exclusive of acquisitions)	(16,331)	843	(288)
Increase in other noncurrent assets (exclusive of acquisitions)	(3,195)	(3,170)	(5,087)
Increase (decrease) in other noncurrent liabilities (exclusive of acquisitions)	3,333	1,569	(16,261)
Other	(9)	13	(1)

Total adjustments	55,821	64,272	51,713

Net cash provided by operating activities	91,903	96,374	83,172

Cash Flows from Investing Activities
Additions to property, plant and equipment	(84,364)	(61,432)	(53,271)
Proceeds from the sale of property, plant and equipment	1,701	6,136	701
Acquisition of new territories, net of cash acquired	(41,588)	0	0
Change in restricted cash	0	0	3,000

Net cash used in investing activities	(124,251)	(55,296)	(49,570)

Cash Flows from Financing Activities
Proceeds from lines of credit	0	0	20,000
Borrowing under revolving credit facility	191,624	60,000	30,000
Payment on revolving credit facility	(125,624)	(85,000)	0
Payment of debt	0	0	(150,000)
Repayment of lines of credit	(20,000)	0	0
Cash dividends paid	(9,266)	(9,245)	(9,224)
Excess tax expense/(benefit) from stock-based compensation	176	(17)	81
Payment on acquisition related contingent consideration	(212)	0	0
Principal payments on capital lease obligations	(5,939)	(5,307)	(4,682)
Debt issuance costs (revolving credit facility)	(853)	0	0
Other	(224)	(147)	(136)

Net cash provided by (used in) financing activities	29,682	(39,716)	(113,961)

Net increase (decrease) in cash	(2,666)	1,362	(80,359)

Cash at beginning of year	11,761	10,399	90,758

Cash at end of year	$9,095	$11,761	$10,399

Significant noncash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$1,763	$1,298	$1,421
Capital lease obligations incurred	0	714	209
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	9,185	7,175	14,433

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$152,446	$(80,820)	$(61,254)	$129,470	$59,937	$189,407

Net income				27,217			27,217	4,242	31,459
Other comprehensive income (loss), net of tax					(13,706)		(13,706)		(13,706)
Cash dividends paid Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,083)			(2,083)		(2,083)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421
Stock compensation adjustment			81				81		81

Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438

Net income				27,675			27,675	4,427	32,102
Other comprehensive income (loss), net of tax					36,350		36,350		36,350
Cash dividends paid Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,104)			(2,104)		(2,104)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298
Stock compensation adjustment			(17)				(17)		(17)

Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926

Net income				31,354			31,354	4,728	36,082
Other comprehensive income (loss), net of tax					(31,738)		(31,738)		(31,738)
Cash dividends paid Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,125)			(2,125)		(2,125)
Issuance of 20,900 shares of Class B Common Stock		21	1,742				1,763		1,763
Stock compensation adjustment			176				176		176

Balance on Dec. 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(61,254)	$183,609	$73,334	$256,943

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

General

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company. The Company operates principally in the southeastern region of the United States.

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

The fiscal years presented are the 52-week periods ended December 28, 2014 (“2014”), December 29, 2013 (“2013”) and December 30, 2012 (“2012”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant noncontrolling interest. Noncontrolling interest income of $4.7 million in 2014, $4.4 million in 2013 and $4.2 million in 2012 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $73.3 million, $68.6 million and $64.2 million at December 28, 2014, December 29, 2013 and December 30, 2012, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Certain prior year amounts have been reclassified to conform with current classifications.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $7.6 million, $7.5 million and $7.3 million in 2014, 2013 and 2012, respectively.

Franchise Rights and Goodwill

Under the provisions of generally accepted accounting principles (GAAP), all business combinations are accounted for using the acquisition method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently if facts and circumstances indicate

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights or goodwill.

Other Identifiable Intangible Assets

Other identifiable intangible assets primarily represent customer relationships and distribution rights and are amortized on a straight-line basis over their estimated useful lives.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca-Cola Company under the Comprehensive Beverage Agreements (“CBAs”) over the remaining useful life of the related distribution rights intangible assets. Under the CBAs, the Company is required to make quarterly sub-bottling payments on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreement, in certain acquired territories. The quarterly sub-bottling payment is based on sales of certain beverages and beverage products sold under the same trademarks that identify a covered beverage, related product or certain cross-licensed brands (as defined in the CBAs).

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At each reporting period, the Company evaluates future cash flows associated with its acquired territories and the associated discount rate to determine the fair value of the contingent consideration. These cash flows represent the Company’s best estimate of the amounts which will be paid to The Coca-Cola Company under the CBA over the remaining life of certain distribution rights intangible assets. The discount rate represents the Company’s weighted average cost of capital at the reporting date the fair value calculation is being performed. Changes in the fair value of the acquisition related contingent consideration is included in “Other income (expense)” on the Consolidated Statement of Operations.

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

The Company receives service fees from The Coca-Cola Company related to the delivery of fountain syrup products to The Coca-Cola Company’s fountain customers. In addition, the Company receives service fees from The Coca-Cola Company related to the repair of fountain equipment owned by The Coca-Cola Company. The fees received from The Coca-Cola Company for the delivery of fountain syrup products to their customers and the repair of their fountain equipment are recognized as revenue when the respective services are completed. Service revenue represents approximately 1% of net sales, and is presented within the Nonalcoholic Beverages segment.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs freight hauling and brokerage for third parties in addition to delivering its own products. The freight charges are recognized as revenues when the delivery is complete. Freight revenue from third parties represents approximately 2% of net sales, and is presented within the All Other segment.

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

Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $61.7 million, $57.1 million and $58.1 million in 2014, 2013 and 2012, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $211.6 million, $201.0 million and $200.0 million in 2014, 2013 and 2012, respectively.

The Company recorded delivery fees in net sales of $6.2 million, $6.3 million and $7.0 million in 2014, 2013 and 2012, respectively, and are presented within the Nonalcoholic Beverages segment. These fees are used to offset a portion of the Company’s delivery and handling costs.

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

Each annual 40,000 unit tranche has an independent performance requirement, as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Compensation Committee of the Board of Directors. As a result, each 40,000 unit tranche is considered to have its own service inception date, grant-date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee of the Board of Directors in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, to participate in dividends or voting rights until each installment has vested and the shares are issued. Mr. Harrison may satisfy tax withholding requirements in whole or in part by requiring the Company to settle in cash such number of units otherwise payable in Class B Common Stock to meet the maximum statutory tax withholding requirements. The Company recognizes compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the end of each accounting period, unless the achievement of the performance requirement for the fiscal year is considered unlikely.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 17 to the consolidated financial statements for additional information on Mr. Harrison’s stock compensation program.

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

In February 2015, the FASB issued new guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

Noncontrolling interest as of December 28, 2014, December 29, 2013 and December 30, 2012 primarily represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

The Company currently provides financing to Piedmont under an agreement that expires on December 31, 2015. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. There were no amounts outstanding under this agreement at December 28, 2014 and December 29, 2013.

3.    Acquisitions

In April 2013, the Company announced that it had signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee, Kentucky and Indiana served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Johnson City and Morristown, Tennessee Territory Acquisitions

On May 7, 2014, the Company and CCR entered into an asset purchase agreement (the “May Asset Purchase Agreement”) relating to the territory served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee (the “May Expansion Territory”). The closing of this transaction occurred on May 23, 2014 for a cash purchase price of $12.2 million, which will remain subject to adjustment until July 2, 2015, at the latest as specified in the May Asset Purchase Agreement.

The Company has preliminarily allocated the purchase price for the May Expansion Territory to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material. The fair values of identifiable intangible assets and acquisition related contingent consideration are final.

The fair values of acquired assets and assumed liabilities as of the acquisition date are summarized as follows:

In Thousands	Fair Value
Cash	$46
Inventories	1,361
Prepaid expenses and other current assets	333
Property, plant and equipment	8,495
Other assets (including deferred taxes)	473
Goodwill	782
Other identifiable intangible assets	13,800

Total acquired assets	$25,290

Current liabilities (acquisition related contingent consideration)	$1,005
Other accrued liabilities	81
Other liabilities (acquisition related contingent consideration)	11,995

Total assumed liabilities	$13,081

The fair value of acquired identifiable intangible assets is as follows:

In Thousands	Fair Value	Estimated Useful Life
Distribution agreements	$13,200	40 years
Customer lists	600	12 years

Total	$13,800

The goodwill of $0.8 million is primarily attributed to the workforce of the May Expansion Territory. Goodwill of $0.1 million is expected to be deductible for tax purposes.

Knoxville, Tennessee Territory Acquisition

On August 28, 2014, the Company and CCR entered into an asset purchase agreement (the “August Asset Purchase Agreement”) related to the territory served by CCR through CCR’s facilities and equipment located in Knoxville, Tennessee (the “October Expansion Territory”). The closing of this transaction occurred on October 24, 2014, for a cash purchase price of $29.5 million, which will remain subject to adjustment until December 3, 2015, at the latest as specified in the August Asset Purchase Agreement.

The Company has preliminarily allocated the purchase price of the October Expansion Territory to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material. The fair values of identifiable intangible assets and acquisition related contingent consideration are final.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of acquired assets and assumed liabilities as of the acquisition date are summarized as follows:

In Thousands	Fair Value
Cash	$108
Inventories	2,084
Prepaid expenses and other current assets	1,796
Property, plant and equipment	17,152
Other assets (including deferred taxes)	1,106
Goodwill	3,389
Other identifiable intangible assets	40,400

Total acquired assets	$66,035

Current liabilities (acquisition related contingent consideration)	$2,426
Accounts payable to The Coca-Cola Company	242
Other liabilities (including deferred taxes)	3,060
Other liabilities (acquisition related contingent consideration)	30,774

Total assumed liabilities	$36,502

The fair value of acquired identifiable intangible assets is as follows:

In Thousands	Fair Value	Estimated Useful Life
Distribution agreements	$39,400	40 years
Customer lists	1,000	12 years

Total	$40,400

The goodwill of $3.4 million is primarily attributed to the workforce of the October Expansion Territory. Goodwill of $2.8 million is expected to be deductible for tax purposes.

The financial results of both Expansion Territories have been included in the Company’s consolidated financial statements from their acquisition date. These territories contributed $45.1 million in net sales and $3.4 million in operating income during 2014.

At closing of both the May and the October Asset Purchase Agreements, the Company signed a Comprehensive Beverage Agreement (“CBA”) which has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless the CBAs are earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreement, in the acquired territories. The quarterly sub-bottling payment, which is accounted for as contingent consideration, will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, related product or certain cross-licensed brands (as defined in the CBAs). The CBA imposes certain obligations on the Company with respect to serving the Expansion Territory that failure to meet could result in termination of the CBA if the Company fails to take corrective measures within a specified time frame.

The anticipated range of undiscounted amounts the Company could pay annually under the contingent consideration arrangements are between $3.1 million and $5.2 million. As of December 28, 2014, the Company has recorded a liability of $46.9 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market data. The contingent consideration will be reassessed and adjusted to fair value each quarter through other income or expense. During 2014, the Company recorded a fair value adjustment to the contingent consideration liability of $1.1 million, primarily due to a change in discount rates subsequent to the acquisitions. During 2014, the Company made sub-bottling payments of $0.2 million to CCR related to the CBAs for the May and October Expansion Territories.

See Note 26 to the consolidated financial statements for territory acquisitions completed with CCR and a signed agreement for an additional territory expansion with CCR which occurred subsequent to December 28, 2014. Also see Note 26 for terms of an asset exchange agreement with CCR which is expected to close in the first half of 2015.

4.    Inventories

In Thousands	Dec. 28, 2014	Dec. 29, 2013
Finished products	$42,526	$35,360
Manufacturing materials	10,133	9,127
Plastic shells, plastic pallets and other inventories	18,081	17,500

Total inventories	$70,740	$61,987

5.    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Dec. 28, 2014	Dec. 29, 2013	Estimated Useful Lives
Land	$14,762	$12,307
Buildings	120,533	113,864	8-50 years
Machinery and equipment	154,897	144,662	5-20 years
Transportation equipment	190,216	164,403	4-20 years
Furniture and fixtures	45,623	42,605	3-10 years
Cold drink dispensing equipment	345,391	317,143	5-17 years
Leasehold and land improvements	75,104	73,742	5-20 years
Software for internal use	91,156	81,718	3-10 years
Construction in progress	6,528	7,204

Total property, plant and equipment, at cost	1,044,210	957,648
Less: Accumulated depreciation and amortization	685,978	654,650

Property, plant and equipment, net	$358,232	$302,998

Depreciation and amortization expense was $60.4 million, $58.3 million and $61.2 million in 2014, 2013, and 2012, respectively. These amounts included amortization expense for leased property under capital leases.

In 2013, the Company changed the useful lives of certain cold drink dispensing equipment to reflect the estimated remaining useful lives. The change in useful lives reduced depreciation expense in 2013 by $1.7 million ($0.11 per basic and diluted Common Stock and $0.11 per basic and diluted Class B Common Stock.)

During 2014, 2013, and 2012, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Leased Property Under Capital Leases

In Thousands	Dec. 28, 2014	Dec. 29, 2013	Estimated Useful Lives
Leased property under capital leases	$94,793	$94,889	3-20 years
Less: Accumulated amortization	51,822	45,908

Leased property under capital leases, net	$42,971	$48,981

As of December 28, 2014, real estate represented $42.5 million of the leased property under capital leases, net and $28.0 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements. The Company’s outstanding lease obligations for capital leases were $59.0 million and $65.0 million as of December 28, 2014 and December 29, 2013.

7.    Franchise Rights and Goodwill

In Thousands	Dec. 28, 2014	Dec. 29, 2013
Franchise rights	$520,672	$520,672
Goodwill	106,220	102,049

Total franchise rights and goodwill	$626,892	$622,721

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2014, 2013 and 2012 and determined there was no impairment of the carrying value of these assets. There has been no impairment of franchise rights or goodwill since acquisition.

During 2014, the Company acquired $4.2 million of goodwill related to territory acquisitions. There was no activity for franchise rights or goodwill in 2013 or 2012.

8.    Other Identifiable Intangible Assets

In Thousands	Dec. 28, 2014	Dec. 29, 2013	Estimated Useful Lives
Distribution agreements	$54,909	$2,309	20-40 years
Customer lists and other identifiable intangible assets	7,438	6,238	12-20 years

Total other identifiable intangible assets, at cost	62,347	8,547
Less: Accumulated amortization	5,199	4,866

Other identifiable intangible assets, net	$57,148	$3,681

During 2014, the Company acquired $52.6 million of distribution agreement intangible assets and $1.6 million of customer lists intangible assets related to the May and October Expansion Territories.

Other identifiable intangible assets are amortized on a straight line basis. Amortization expense related to other identifiable intangible assets was $0.7 million, $0.3 million and $0.4 million for 2014, 2013 and 2012, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of December 28, 2014 will be $1.8 million each year for 2015 through 2019.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Other Accrued Liabilities

In Thousands	Dec. 28, 2014	Dec. 29, 2013
Accrued marketing costs	$16,141	$13,613
Accrued insurance costs	21,055	21,132
Accrued taxes (other than income taxes)	2,430	1,207
Employee benefit plan accruals	12,517	17,643
Checks and transfers yet to be presented for payment from zero balance cash accounts	2,324	11,237
Accrued income taxes	0	2,515
All other accrued expenses	14,308	10,275

Total other accrued liabilities	$68,775	$77,622

10.    Debt

In Thousands	Maturity	Interest Rate	Interest Paid	Dec. 28, 2014	Dec. 29, 2013
Revolving credit facility	2019	Variable	Varies	$71,000	$5,000
Line of credit	2014	Variable	Varies	0	20,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000
Unamortized discount on Senior Notes	2019			(998)	(1,191)

				444,759	398,566
Less: Current portion of debt				0	20,000

Long-term debt				$444,759	$378,566

The principal maturities of debt outstanding on December 28, 2014 were as follows:

In Thousands
2015	$100,000
2016	164,757
2017	0
2018	0
2019	180,002
Thereafter	0

Total debt	$444,759

The Company has obtained the majority of its long-term debt financing, other than capital leases, from the public markets. As of December 28, 2014, the Company’s total outstanding balance of debt and capital lease obligations was $503.8 million of which $373.8 million was financed through publicly offered debt. The Company had capital lease obligations of $59.0 million as of December 28, 2014. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (“$350 million facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement dated as of September 21, 2011 (“$200 million facility”). The $350 million facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement, the Company may increase the aggregate availability under the facility to $450 million. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the facility. The $350 million facility includes two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The Company was in compliance with these covenants under the $350 million facility at December 28, 2014. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On December 28, 2014, the Company had $71.0 million of outstanding borrowings on the $350 million facility and had $279.0 million available to meet its cash requirements. On December 29, 2013, the Company had $5.0 million of outstanding borrowings on the $200 million facility.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use borrowings under the $350 million facility to repay the notes when due and, accordingly, has classified the $100 million Senior Notes due April 2015 as long-term.

On December 29, 2013, the Company had $20.0 million outstanding on an uncommitted line of credit at a weighted average interest rate of .88%. On October 31, 2014, the Company terminated this uncommitted line of credit and refinanced the outstanding balance with additional borrowings under the $350 million facility.

As of December 28, 2014 and December 29, 2013, the Company had a weighted average interest rate of 5.8% and 6.2%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7%, 5.8% and 6.1% for 2014, 2013 and 2012, respectively. As of December 28, 2014, $71.0 million of the Company’s debt and capital lease obligations of $503.8 million were subject to changes in short-term interest rates.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes 2014, 2013 and 2012 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Fiscal Year
In Thousands	Classification of Gain (Loss)	2014	2013	2012
Commodity hedges	Cost of sales	$0	$(500)	$500

Total		$0	$(500)	$500

Subsequent to December 28, 2014, the Company entered into agreements to hedge certain commodity costs for 2015. The notional amount of these agreements was $22.3 million.

12.    Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Instrument	Method and Assumptions
Cash and Cash Equivalents, Accounts Receivable and Accounts Payable	The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Public Debt Securities	The fair values of the Company’s public debt securities are based on estimated current market prices.

Non-Public Variable Rate Debt	The carrying amounts of the Company’s variable rate borrowings approximate their fair values due to variable interest rates with short reset periods.

Deferred Compensation Plan Assets/Liabilities	The fair values of deferred compensation plan assets and liabilities, which are held in mutual funds, are based upon the quoted market value of the securities held within the mutual funds.

Acquisition Related Contingent Consideration	The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital derived from market data.

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities and acquisition related contingent consideration were as follows:

	Dec. 28, 2014		Dec. 29, 2013
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(373,759)	$(404,400)	$(373,566)	$(409,434)
Non-public variable rate debt	(71,000)	(71,000)	(25,000)	(25,000)
Deferred compensation plan assets	18,580	18,580	17,098	17,098
Deferred compensation plan liabilities	(18,580)	(18,580)	(17,098)	(17,098)
Acquisition related contingent consideration	(46,850)	(46,850)	0	0

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan and acquisition related contingent consideration:

	Dec. 28, 2014			Dec. 29, 2013
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$18,580			$17,098
Liabilities
Deferred compensation plan liabilities	18,580			17,098
Acquisition related contingent consideration			$46,850			$0

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

As part of the 2014 territory acquisitions, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products in the Territories. This contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data, which are considered Level 3 inputs. Significant changes in any Level 3 input or assumption in isolation will result in increases or decreases to the fair value measurement for the acquisition related contingent consideration.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows:

In Thousands	2014
Opening balance	$0
Increase due to the Johnson City and Morristown purchase	13,000
Increase due to the Knoxville purchase	33,200
Payments made	(212)
Accrual of fourth quarter payment	(215)
Fair value adjustment	1,077

Ending balance	$46,850

The fair value adjustment of the acquisition related contingent consideration is recorded in other income (expense) on the Company’s consolidation statements of operations.

There were no transfers of assets or liabilities between Levels for 2014, 2013 or 2012.

13.    Other Liabilities

In Thousands	Dec. 28, 2014	Dec. 29, 2013
Accruals for executive benefit plans	$117,965	$109,386
Acquisition related contingent consideration	43,850	0
Other	15,435	16,405

Total other liabilities	$177,250	$125,791

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

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary (excluding bonuses) deferred by the participant. During 2014, 2013 and 2012, the Company matched up to 50% of the first 6% of salary (excluding bonus) deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The long-term liability under this plan was $68.7 million and $65.1 million as of December 28, 2014 and December 29, 2013, respectively. The current liability under this plan was $5.5 million and $5.7 million as of December 28, 2014 and December 29, 2013, respectively.

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $43.9 million and $40.0 million as of December 28, 2014 and December 29, 2013, respectively. The current liability under this plan was $1.7 million as of both December 28, 2014 and December 29, 2013.

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The long-term liability under this plan was $4.5 million and $3.4 million as of December 28, 2014 and December 29, 2013, respectively. The current liability under this plan was $3.9 million and $3.3 million as of December 28, 2014 and December 29, 2013, respectively.

14.    Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $7.6 million, $7.1 million and $5.9 million during 2014, 2013 and 2012, respectively. See Note 6 and Note 19 to the consolidated financial statements for additional information regarding leased property under capital leases.

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2030. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2026. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of December 28, 2014.

In Thousands	Capital Leases	Operating Leases	Total
2015	$10,783	$5,665	$16,448
2016	10,323	5,919	16,242
2017	10,292	5,047	15,339
2018	10,138	4,374	14,512
2019	9,860	4,209	14,069
Thereafter	24,847	28,485	53,332

Total minimum lease payments	76,243	$53,699	$129,942

Less: Amounts representing interest	17,193

Present value of minimum lease payments	59,050
Less: Current portion of obligations under capital leases	6,446

Long-term portion of obligations under capital leases	$52,604

Future minimum lease payments for noncancellable operating leases in the preceding table include renewal options the Company has determined to be reasonably assured.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through June 2024. The Company is also a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative, from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 19 to the consolidated financial statements for additional information concerning SAC and Southeastern.

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $30.9 million and $29.3 million as of December 28, 2014 and December 29, 2013, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which was immaterial. The guarantees relate to debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fail to fulfill their commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on December 28, 2014 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.1 million for SAC and $43.7 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of December 28, 2014, SAC had total assets of approximately $40 million and total debt of approximately $21 million. SAC had total revenues for 2014 of approximately $181 million. As of December 28, 2014, Southeastern had total assets of approximately $308 million and total debt of approximately $123 million. Southeastern had total revenue for 2014 of approximately $665 million.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 28, 2014, these letters of credit totaled $23.4 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of December 28, 2014 amounted to $41.4 million and expire at various dates through 2023.

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

15.    Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2014, 2013 and 2012.

	Fiscal Year
In Thousands	2014	2013	2012
Current:
Federal	$13,153	$18,938	$12,871
State	2,163	3,221	1,880

Total current provision	$15,316	$22,159	$14,751

Deferred:
Federal	$3,638	$(7,701)	$5,667
State	582	(2,316)	1,471

Total deferred provision (benefit)	$4,220	$(10,017)	$7,138

Income tax expense	$19,536	$12,142	$21,889

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes, for 2014, 2013 and 2012 was 35.1%, 27.4% and 41.0%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, for 2014, 2013 and 2012 was 38.4%, 30.5% and 44.6%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In Thousands	2014	2013	2012
Statutory expense	$19,474	$15,485	$18,672
State income taxes, net of federal benefit	2,133	1,811	2,191
Noncontrolling interest — Piedmont	(1,835)	(1,674)	(1,694)
Adjustment for uncertain tax positions	30	(167)	761
Adjustment for state tax legislation	0	(2,261)	0
Valuation allowance change	1,203	321	1,767
Capital loss carryover	(854)	0	0
Manufacturing deduction benefit	(1,470)	(1,995)	(1,330)
Meals and entertainment	1,204	1,127	1,184
Other, net	(349)	(505)	338

Income tax expense	$19,536	$12,142	$21,889

As of December 28, 2014, the Company had $2.9 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. As of December 29, 2013, the Company had $2.8 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

A reconciliation of the beginning and ending balances of the total amounts of uncertain tax positions (excluding accrued interest) is as follows:

	Fiscal Year
In Thousands	2014	2013	2012
Gross uncertain tax positions at the beginning of the year	$2,630	$4,950	$4,281
Increase as a result of tax positions taken during a prior period	0	55	315
Decrease as a result of tax positions taken during a prior period	0	(33)	0
Increase as a result of tax positions taken in the current period	498	578	538
Reduction as a result of the expiration of the applicable statute of limitations	(508)	(2,920)	(184)

Gross uncertain tax positions at the end of the year	$2,620	$2,630	$4,950

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2014, 2013 and 2012, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at December 28, 2014 and December 29, 2013 were not material.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2014, 2013 and 2012, the Company reduced its liability for uncertain tax positions by $0.6 million, $3.4 million and $0.2 million, respectively. The net effect of the adjustments was a decrease to income tax expense in 2014, 2013 and 2012 of $0.6 million, $0.9 million and $0.2 million, respectively. The reduction of the liability for uncertain tax positions during these years was primarily due to the expiration of the applicable statute of limitations.

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

Prior tax years beginning in 2011 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1997 remain open to examination by certain state tax jurisdictions to which the Company is subject due to loss carryforwards.

As of December 28, 2014, the Company had $3.3 million and $71.3 million of federal net operating losses and state net operating losses, respectively, available to reduce future income taxes. The federal net operating losses would expire in varying amounts through 2032. The state net operating losses would expire in varying amounts through 2033.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

In Thousands	Dec. 28, 2014	Dec. 29, 2013
Intangible assets	$139,744	$122,608
Depreciation	77,311	69,905
Investment in Piedmont	42,271	42,071
Inventory	10,777	10,082
Prepaid expenses	4,237	4,357
Patronage dividend	4,361	4,046
Debt exchange premium	634	1,085
Other	161	446

Deferred income tax liabilities	279,496	254,600

Deferred compensation	(42,990)	(40,152)
Postretirement benefits	(26,783)	(25,892)
Pension (nonunion)	(25,951)	(9,919)
Sub-bottling liability	(18,084)	0
Accrued liabilities	(16,049)	(13,451)
Capital lease agreements	(6,265)	(6,201)
Net operating loss carryforwards	(4,075)	(5,372)
Transactional costs	(3,584)	(1,157)
Pension (union)	(3,472)	(3,606)
Other	(54)	(2)

Deferred income tax assets	(147,307)	(105,752)

Valuation allowance for deferred tax assets	3,640	3,553

Net current deferred income tax asset	(4,171)	(1,007)

Net noncurrent deferred income tax liability	$140,000	$153,408

Note:	Net current income tax asset from the table is included in prepaid expenses and other current assets on the consolidated balance sheets.

Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations.

The valuation allowance of $3.6 million, of which $0.2 million was included with the net current deferred income tax asset, as of December 28, 2014 and $3.5 million, of which $0.2 million was included with the net current income tax asset, as of December 29, 2013, respectively, was established primarily for certain loss carryforwards which expire in varying amounts through 2033.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of accumulated other comprehensive loss is as follows:

		Gains (Losses) During the Period		Reclassification to Income
In Thousands	Dec. 29, 2013	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	Dec. 28, 2014
Net pension activity:
Actuarial loss	$(43,028)	$(53,597)	$20,688	$1,743	$(673)	$(74,867)
Prior service costs	(121)	0	0	36	(14)	(99)
Net postretirement benefits activity:
Actuarial loss	(18,441)	(9,324)	3,598	2,293	(885)	(22,759)
Prior service costs	3,410	8,682	(3,351)	(1,513)	584	7,812
Foreign currency translation adjustment	4	(9)	4	0	0	(1)

Total	$(58,176)	$(54,248)	$20,939	$2,559	$(988)	$(89,914)

		Gains (Losses) During the Period		Reclassification to Income
In Thousands	Dec. 30, 2012	Pre-tax Activity	Tax Effect	Pre-tax Activity		Tax Effect	Dec. 29, 2013
Net pension activity:
Actuarial loss	$(76,407)	$39,337	$(15,183)	$15,041	(1)	$(5,816)	$(43,028)
Prior service costs	(33)	(171)	66	28		(11)	(121)
Net postretirement benefits activity:
Actuarial loss	(22,425)	3,560	(1,374)	2,943		(1,145)	(18,441)
Prior service costs	4,334	0	0	(1,513)		589	3,410
Foreign currency translation adjustment	5	(1)	0	0		0	4

Total	$(94,526)	$42,725	$(16,491)	$16,499		$(6,383)	$(58,176)

(1)	Includes the $12.0 million noncash charge for voluntary lump-sum pension settlement.

		Gains (Losses) During the Period		Reclassification to Income
In Thousands	Jan. 1, 2012	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	Dec. 30, 2012
Net pension activity:
Actuarial loss	$(64,789)	$(21,979)	$8,651	$2,822	$(1,112)	$(76,407)
Prior service costs	(44)	0	0	17	(6)	(33)
Net postretirement benefits activity:
Actuarial loss	(21,244)	(4,287)	1,687	2,339	(920)	(22,425)
Prior service costs	5,251	0	0	(1,513)	596	4,334
Foreign currency translation adjustment	6	(1)	0	0	0	5

Total	$(80,820)	$(26,267)	$10,338	$3,665	$(1,442)	$(94,526)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
2014
Cost of sales	$356	$101	$457
S,D&A expenses	1,423	679	2,102

Subtotal pre-tax	1,779	780	2,559
Income tax expense	687	301	988

Total after tax effect	$1,092	$479	$1,571

2013
Cost of sales	$1,356	$172	$1,528
S,D&A expenses	13,713	1,258	14,971

Subtotal pre-tax	15,069	1,430	16,499
Income tax expense	5,827	556	6,383

Total after tax effect	$9,242	$874	$10,116

2012
Cost of sales	$312	$99	$411
S,D&A expenses	2,527	727	3,254

Subtotal pre-tax	2,839	826	3,665
Income tax expense	1,118	324	1,442

Total after tax effect	$1,721	$502	$2,223

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2014, 2013 and 2012, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock. Total cash dividends paid in 2014, 2013 and 2012 were $9.3 million, $9.2 million, and $9.2 million, respectively.

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

Compensation expense for the Performance Unit Award Agreement recognized in 2014 was $3.5 million which was based upon a share price of $88.55 on December 26, 2014 (the last trading date prior to December 28, 2014). Compensation expense for the Performance Unit Award Agreement recognized in 2013 was $2.9 million

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which was based upon a share price of $72.98 on December 27, 2013. Compensation expense for the Performance Unit Award Agreement recognized in 2012 was $2.6 million, which was based upon a share price of $65.58 on December 28, 2012.

On March 3, 2015, March 4, 2014 and March 5, 2013, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2014, 2013 and 2012, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,080, 19,100 and 19,880 of such shares were settled in cash in 2015, 2014 and 2013, respectively, to satisfy tax withholding obligations in connection with the vesting of the performance units.

The increase in the number of shares outstanding in 2014, 2013 and 2012 was due to the issuance of 20,900, 20,120 and 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement in each year, respectively.

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

During 2014, the Company updated its mortality assumptions used in the calculation of its pension liability as of December 28, 2014. The Society of Actuaries released new mortality tables in 2014, which reflect the increase in longevity in the U.S.

In the third quarter of 2013, the Company offered a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. Benefit distributions were made during the fourth quarter of 2013. Based upon the number of plan participants electing to take the lump-sum distribution and the total amount of such distributions, the Company incurred a noncash charge of $12.0 million in the fourth quarter of 2013 when the distributions were made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets reduced the cost of administering the pension plan.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In Thousands	2014	2013
Projected benefit obligation at beginning of year	$226,265	$280,099
Service cost	109	121
Interest cost	11,603	12,014
Actuarial (gain)/loss	49,500	(29,862)
Benefits paid	(7,808)	(43,499)
Voluntary pension settlement	0	7,221
Change in plan amendments	0	171

Projected benefit obligation at end of year	$279,669	$226,265

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized an actuarial loss of $51.9 million in 2014 primarily due to a change in the discount rate from 5.21% in 2013 to 4.32% in 2014. The actuarial loss, net of tax, was also recorded in other comprehensive loss. The Company recognized an actuarial gain of $54.4 million in 2013 primarily due to a change in the discount rate from 4.47% in 2012 to 5.21% in 2013. The actuarial gain, net of tax, was recorded in other comprehensive loss.

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at December 28, 2014 and December 29, 2013. The accumulated benefit obligation was $279.7 million and $226.3 million at December 28, 2014 and December 29, 2013, respectively.

Change in Plan Assets

In Thousands	2014	2013
Fair value of plan assets at beginning of year	$200,824	$206,555
Actual return on plan assets	9,676	30,493
Employer contributions	10,000	7,275
Benefits paid	(7,808)	(43,499)

Fair value of plan assets at end of year	$212,692	$200,824

Funded Status

In Thousands	Dec. 28, 2014	Dec. 29, 2013
Projected benefit obligation	$(279,669)	$(226,265)
Plan assets at fair value	212,692	200,824

Net funded status	$(66,977)	$(25,441)

Amounts Recognized in the Consolidated Balance Sheets

In Thousands	Dec. 28, 2014	Dec. 29, 2013
Current liabilities	$0	$0
Noncurrent liabilities	(66,977)	(25,441)

Net amount recognized	$(66,977)	$(25,441)

Net Periodic Pension Cost (Benefit)

	Fiscal Year
In Thousands	2014	2013	2012
Service cost	$109	$121	$105
Interest cost	11,603	12,014	12,451
Expected return on plan assets	(13,775)	(13,797)	(12,462)
Loss on voluntary pension settlement	0	12,014	0
Amortization of prior service cost	36	28	17
Recognized net actuarial loss	1,743	3,027	2,822

Net periodic pension cost (benefit)	$(284)	$13,407	$2,933

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used	2014	2013	2012
Projected benefit obligation at the measurement date:
Discount rate	4.32%	5.21%	4.47%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	5.21%	4.47%	5.18%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

Cash Flows

In Thousands
Anticipated future pension benefit payments for the fiscal years:
2015	$8,763
2016	9,219
2017	9,749
2018	10,425
2019	11,033
2020 — 2024	65,333

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $7 million to $10 million in 2015.

Plan Assets

The Company’s pension plans target asset allocation for 2015, actual asset allocation at December 28, 2014 and December 29, 2013 and the expected weighted average long-term rate of return by asset category were as follows:

	Target Allocation 2015	Percentage of Plan Assets at Fiscal Year- End		Weighted Average Expected Long-Term Rate of Return - 2014
		2014	2013
U.S. large capitalization equity securities	40%	41%	40%	3.5%
U.S. small/mid-capitalization equity securities	5%	5%	5%	0.4%
International equity securities	15%	14%	15%	1.4%
Debt securities	40%	40%	40%	1.7%

Total	100%	100%	100%	7.0%

All of the assets in the Company’s pension plans include investments in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% - 50% in large capitalization equity securities, 0% - 20% in U.S. small and mid-capitalization equity securities, 0% - 20% in international equity securities and 10% - 50% in debt securities. The Company currently has 60% of its plan investments in equity securities and 40% in debt securities.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the United States. Debt securities at December 28, 2014 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 7% was used in determining net periodic pension cost in both 2014 and 2013. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at December 28, 2014:

In Thousands	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Total
Equity securities
Common/collective trust funds(1)	$0	$127,311	$127,311
Other	619	23	642
Fixed income
Common/collective trust funds(1)	0	84,739	84,739

Total	$619	$212,073	$212,692

(1)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at December 29, 2013:

In Thousands	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Total
Cash equivalents(1)
Common/collective trust funds	$0	$196	$196
Equity securities
Common/collective trust funds(2)	0	120,044	120,044
Other	624	0	624
Fixed income
Common/collective trust funds(2)	0	79,960	79,960

Total	$624	$200,200	$200,824

(1)	Cash equivalents are valued at their net asset value which approximates fair value.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements.

During the first quarter of 2012, the Company changed the Company’s matching contribution from fixed to discretionary maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during 2013 and 2012. Based on the Company’s financial results, the Company decided to make matching contributions of 5% of participants’ contributions for the years of 2013 and 2012. The Company made these contribution payments for 2013 and 2012 in the first quarter of 2014 and 2013, respectively. During 2014, the Company matched the first 3.5% of participants’ contributions, or $6.7 million, while maintaining the option to increase the matching contributions an additional 1.5%, for a total of 5%, for the Company’s employees based on the financial results for 2014. Based on the Company’s financial results, the Company decided to make the additional matching contribution of 1.5%. The Company made this contribution payment in the first quarter of 2015. The total expense for this benefit was $8.8 million, $8.3 million and $8.2 million in 2014, 2013 and 2012, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In Thousands	2014	2013
Benefit obligation at beginning of year	$67,840	$69,828
Service cost	1,445	1,626
Interest cost	3,255	2,877
Plan amendments	(8,681)	0
Plan participants’ contributions	586	569
Actuarial (gain)/loss	9,323	(3,560)
Benefits paid	(3,685)	(3,611)
Medicare Part D subsidy reimbursement	38	111

Benefit obligation at end of year	$70,121	$67,840

Fair value of plan assets at beginning of year	$0	$0
Employer contributions	3,061	2,931
Plan participants’ contributions	586	569
Benefits paid	(3,685)	(3,611)
Medicare Part D subsidy reimbursement	38	111

Fair value of plan assets at end of year	$0	$0

In Thousands	Dec. 28, 2014	Dec. 29, 2013
Current liabilities	$(2,998)	$(2,682)
Noncurrent liabilities	(67,123)	(65,158)

Accrued liability at end of year	$(70,121)	$(67,840)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In Thousands	2014	2013	2012
Service cost	$1,445	$1,626	$1,256
Interest cost	3,255	2,877	2,981
Recognized net actuarial loss	2,293	2,943	2,339
Amortization of prior service cost	(1,513)	(1,513)	(1,513)

Net periodic postretirement benefit cost	$5,480	$5,933	$5,063

Significant Assumptions Used	2014	2013	2012
Benefit obligation at the measurement date:
Discount rate	4.13%	4.96%	4.11%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	4.96%	4.11%	4.94%

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2014 for pre-Medicare was 8.0% graded down to an ultimate rate of 5.0% in 2021, and for post-Medicare was 7.5% graded down to an ultimate rate of 5.0% in 2021. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2013 was 8.0% graded down to an ultimate rate of 5.0% by 2019. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2012 was 8.5% graded down to an ultimate rate of 5.0% by 2019.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 28, 2014	$8,036	$(7,495)
Service cost and interest cost in 2014	563	(515)

Cash Flows

In Thousands
Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2015	$2,998
2016	3,193
2017	3,440
2018	3,802
2019	4,096
2020 — 2024	22,522

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 29, 2013, the activity during 2014, and the balances at December 28, 2014 are as follows:

In Thousands	Dec. 29, 2013	Actuarial Gain (Loss)	Reclassification Adjustments	Dec. 28, 2014
Pension Plans:
Actuarial (loss)	$(71,787)	$(53,597)	$1,743	$(123,641)
Prior service (cost) credit	(199)	0	36	(163)
Postretirement Medical:
Actuarial (loss)	(31,268)	(9,324)	2,293	(38,299)
Prior service (cost) credit	5,674	8,682	(1,513)	12,843

	$(97,580)	$(54,239)	$2,559	$(149,260)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic cost during 2015 are as follows:

In Thousands	Pension Plans	Postretirement Medical	Total
Actuarial loss	$3,182	$2,870	$6,052
Prior service cost (credit)	35	(3,360)	(3,325)

	$3,217	$(490)	$2,727

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

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated such agreement in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, to participate in the Rehabilitation Plan. The Company will increase the contribution rates to the Plan effective January 2015 with additional increases occurring annually to support the Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary as of April 2014 to be approximately $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

The Company’s participation in the plan is outlined in the table below. The most recent Pension Protection Act (“PPA”) zone status available in 2014 and 2013 is for the plan’s years ending at December 31, 2013 and 2012, respectively. The plan is in the red zone which represents below 80% funded and does require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contribution (In Thousands)			Surcharge Imposed
Pension Fund	2014	2013		2014	2013	2012
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund (EIN/Pension Plan No. 55-6021850)	Red	Green	Yes	$655	$640	$606	Yes

For the plan year ended December 31, 2013, 2012 and 2011, respectively, the Company was not listed in Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, Forms 5500 were not available for the plan year ending December 31, 2014.

The collective bargaining agreements covering the Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund will expire on April 29, 2017 and July 26, 2015.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of December 28, 2014, the Company had a liability of $8.9 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

The Company also made contributions of $0.5 million, $0.4 million and $0.3 million to multi-employer defined contribution plans in 2014, 2013 and 2012, respectively.

19.    Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of December 28, 2014, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. As long as The Coca-Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their share of the Company’s Class B Common Stock which they control in favor of such designee. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In Millions	2014	2013	2012
Payments by the Company for concentrate, syrup, sweetener and other purchases	$424.0	$410.6	$406.2
Marketing funding support payments to the Company	46.5	43.5	43.2

Payments by the Company net of marketing funding support	$377.5	$367.1	$363.0
Payments by the Company for customer marketing programs	$61.1	$56.4	$56.8
Payments by the Company for cold drink equipment parts	7.7	9.3	9.2
Fountain delivery and equipment repair fees paid to the Company	13.5	12.7	11.9
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	5.9	5.4	3.5
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	3.9	4.0	2.6

The Company has a production arrangement with Coca-Cola Refreshments USA, Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $53.5 million, $60.2 million and $64.6 million in 2014, 2013 and 2012, respectively. Purchases from CCR under this arrangement were $68.8 million, $46.7 million and $31.3 million in 2014, 2013 and 2012, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $22.0 million, $23.8 million and $22.8 million in 2014, 2013 and 2012, respectively. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottlers’ locations. Total sales to CCR for transporting CCR’s product were $2.9 million, $0.9 million, and $0.9 million in 2014, 2013, and 2012, respectively.

On May 7, 2014, the Company and CCR entered into the May Asset Purchase Agreement relating to the territory served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee. The closing of the transaction contemplated by the May Asset Purchase Agreement occurred on

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 23, 2014. On August 28, 2014, the Company and CCR entered into the August Asset Purchase Agreement relating to the territory served by CCR through CCR’s facilities and equipment located in Knoxville, Tennessee. The closing of the transaction contemplated by the August Asset Purchase Agreement occurred on October 24, 2014. As part of the asset purchase agreements, the Company signed CBAs which have terms of ten years and are renewable by the Company indefinitely for successive additional terms of ten years each unless the CBAs are earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca-Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain cross-licensed brands. As of December 28, 2014, the Company has recorded a liability of $46.9 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. Total payments to CCR under the CBAs for the May and October Expansion Territories were $0.2 million during 2014.

See Note 26 to the consolidated financial statements for territory acquisitions completed with CCR and a signed agreement for an additional territory expansion with CCR which occurred subsequent to December 28, 2014. Also see Note 26 for terms of an asset exchange agreement with CCR which is expected to close in the first half of 2015.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.5 million in each year 2014, 2013 and 2012. Amounts due from CCBSS for rebates on raw material purchases were $4.5 million and $5.1 million as of December 28, 2014 and December 29, 2013, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $132 million, $137 million and $141 million in 2014, 2013 and 2012, respectively. In addition, the Company transports product for SAC to the Company’s and other Coca-Cola bottlers’ locations. Total sales to SAC for transporting SAC’s product were $7.7 million, $7.6 million, and $7.6 million in 2014, 2013, and 2012, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.8 million, $1.6 million and $1.5 million in 2014, 2013 and 2012, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $20.8 million as of December 28, 2014. The Company’s equity investment in SAC was $4.1 million as of both December 28, 2014 and December 29, 2013.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $78.4 million, $79.1 million and $82.3 million in 2014, 2013 and 2012, respectively. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $10.1 million as of December 28, 2014. The Company’s equity investment in Southeastern was $18.4 million and $17.6 million as of December 28, 2014 and December 29, 2013, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of December 28, 2014 nor was there any impairment in 2014, 2013 and 2012.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. The principal balance outstanding under this capital lease as of December 28, 2014 was $20.0 million. Rental payments related to this lease were $3.7 million, $3.6 million and $3.5 million in 2014, 2013 and 2012, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s majority shareholder is J. Frank Harrison, III, and Morgan H. Everett, his daughter and a member of the Company’s Board of Directors, is a minority shareholder. The principal balance outstanding under this capital lease as of December 28, 2014 was $20.6 million. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In Millions	2014	2013	2012
Minimum rentals	$3.5	$3.5	$3.5
Contingent rentals	0.6	0.6	0.5

Total rental payments	$4.1	$4.1	$4.0

The contingent rentals in 2014, 2013 and 2012 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index were recorded as adjustments to interest expense.

20.    Net Sales by Product Category

Net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In Thousands	2014	2013	2012
Bottle/can sales:
Sparkling beverages (including energy products)	$1,124,802	$1,063,154	$1,073,071
Still beverages	279,138	247,561	233,895

Total bottle/can sales	1,403,940	1,310,715	1,306,966

Other sales:
Sales to other Coca-Cola bottlers	162,346	166,476	152,401
Post-mix and other	180,083	164,140	155,066

Total other sales	342,429	330,616	307,467

Total net sales	$1,746,369	$1,641,331	$1,614,433

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sparkling beverages are carbonated beverages, including energy products, while still beverages are noncarbonated beverages.

21.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
In Thousands (Except Per Share Data)	2014	2013	2012
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$31,354	$27,675	$27,217
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,125	2,104	2,083

Total undistributed earnings	$22,088	$18,430	$17,993

Common Stock undistributed earnings — basic	$17,021	$14,234	$13,927
Class B Common Stock undistributed earnings — basic	5,067	4,196	4,066

Total undistributed earnings	$22,088	$18,430	$17,993

Common Stock undistributed earnings — diluted	$16,948	$14,173	$13,867
Class B Common Stock undistributed earnings — diluted	5,140	4,257	4,126

Total undistributed earnings — diluted	$22,088	$18,430	$17,993

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings — basic	17,021	14,234	13,927

Numerator for basic net income per Common Stock share	$24,162	$21,375	$21,068

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,125	$2,104	$2,083
Class B Common Stock undistributed earnings — basic	5,067	4,196	4,066

Numerator for basic net income per Class B Common Stock share	$7,192	$6,300	$6,149

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,125	2,104	2,083
Common Stock undistributed earnings — diluted	22,088	18,430	17,993

Numerator for diluted net income per Common Stock share	$31,354	$27,675	$27,217

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In Thousands (Except Per Share Data)	2014	2013	2012
Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,125	$2,104	$2,083
Class B Common Stock undistributed earnings — diluted	5,140	4,257	4,126

Numerator for diluted net income per Class B Common Stock share	$7,265	$6,361	$6,209

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141	7,141

Class B Common Stock weighted average shares outstanding — basic	2,126	2,105	2,085

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,307	9,286	9,266

Class B Common Stock weighted average shares outstanding — diluted	2,166	2,145	2,125

Basic net income per share:
Common Stock	$3.38	$2.99	$2.95

Class B Common Stock	$3.38	$2.99	$2.95

Diluted net income per share:
Common Stock	$3.37	$2.98	$2.94

Class B Common Stock	$3.35	$2.97	$2.92

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the diluted effect of shares relative to the Performance Unit Award.

22.    Risks and Uncertainties

Approximately 88% of the Company’s 2014 bottle/can volume to retail customers consists of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s 2014 bottle/can volume to retail customers consists of products of other beverage companies or those owned by the Company. The Company has beverage agreements with The Coca-Cola Company and other beverage companies under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2014, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 22% and 9%, respectively, of the Company’s total bottle/can volume to retail

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers during 2014; accounted for approximately 21% and 8%, respectively, of the Company’s total bottle/can volume to retail customers during 2013; and accounted for approximately 22% and 8%, respectively, of the Company’s total bottle/can volume to retail customers during 2012. Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s total net sales during each year 2014, 2013 and 2012. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

The Company obtains all of its aluminum cans from two domestic suppliers. The Company currently obtains all of its plastic bottles from two domestic entities. See Note 14 and Note 19 of the consolidated financial statements for additional information.

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

The Company’s contingent consideration liability resulting from the acquisition of the May and October Expansion Territories is subject to risk due to changes in the Company’s probability weighted discounted cash flow model that is based on internal forecasts and changes in the Company’s weighted average cost of capital, which is derived from market data.

Approximately 6% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 5% of the Company’s employees expired during 2014 and the Company entered into new agreements in 2014. One collective bargaining agreement covering approximately .3% of the Company’s employees will expire during 2015.

23.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In Thousands	2014	2013	2012
Accounts receivable, trade, net	$(20,116)	$(2,086)	$1,991
Accounts receivable from The Coca-Cola Company	(4,892)	(2,328)	(6,221)
Accounts receivable, other	605	(2,260)	2,998
Inventories	(5,287)	3,937	234
Prepaid expenses and other current assets	(15,155)	6,148	(1,785)
Accounts payable, trade	13,051	(814)	1,259
Accounts payable to The Coca-Cola Company	25,116	(1,961)	(6,320)
Other accrued liabilities	(14,399)	2,509	6,936
Accrued compensation	5,145	(2,296)	2,008
Accrued interest payable	(399)	(6)	(1,388)

(Increase) decrease in current assets less current liabilities	$(16,331)	$843	$(288)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncash activity

Additions to property, plant and equipment of $9.2 million, $7.2 million and $14.4 million have been accrued but not paid and are recorded in accounts payable, trade as of December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In Thousands	2014	2013	2012
Interest	$28,021	$28,209	$35,149
Income taxes	31,009	15,906	14,119

24.    Segments

The Company evaluates segment reporting in accordance with ASC 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, as a group, represent the CODM. The Company believes five operating segments exist. Two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages, have been aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. As a result, these three operating segments have been combined into an “All Other” reportable segment.

During 2014, the Company acquired distribution businesses and exclusive distribution rights in new territories in eastern Tennessee. With the expansion into these territories as well as the prospects for future territory expansion to occur in 2015, the Company changed the manner in which it manages its business and allocates resources in the fourth quarter of 2014, specifically with regard to potential opportunities to provide transportation services to both related and unrelated third parties in these new geographic areas. As a result, the Company determined its transportation services constituted a separate operating segment and is included in the “All Other” segment.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s segment results are as follows:

	Fiscal Year
In Thousands	2014	2013	2012
Net Sales:
Nonalcoholic Beverages	$1,710,040	$1,613,309	$1,592,289
All Other	123,194	108,224	99,516
Eliminations*	(86,865)	(80,202)	(77,372)

Consolidated	$1,746,369	$1,641,331	$1,614,433

Operating Income:
Nonalcoholic Beverages	$82,297	$66,084	$81,333
All Other	3,670	7,563	7,353

Consolidated	$85,967	$73,647	$88,686

Depreciation and Amortization:
Nonalcoholic Beverages	$58,103	$56,266	$58,797
All Other	3,027	2,405	2,787

Consolidated	$61,130	$58,671	$61,584

Capital Expenditures:
Nonalcoholic Beverages	$69,635	$47,241	$57,421
All Other	16,739	6,923	4,049

Consolidated	$86,374	$54,164	$61,470

Total Assets:
Nonalcoholic Beverages	$1,399,057	$1,252,286
All Other	44,629	36,671
Eliminations	(10,610)	(12,801)

Consolidated	$1,433,076	$1,276,156

*	NOTE - The entire net sales elimination for each year presented represent net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended December 28, 2014 and December 29, 2013. Net sales in the third and fourth quarters of fiscal year ended December 28, 2014 include the sales in the May and October Expansion Territories.

In Thousands (except per share data) Year Ended December 28, 2014	Quarter
	1(1)	2(2)(3)	3(3)(4)	4(3)(5)(6)
Net sales	$388,582	$459,473	$457,676	$440,638
Gross margin	156,333	185,520	184,942	178,444
Net income attributable to Coca-Cola Bottling Co. Consolidated	2,449	13,783	12,132	2,990
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.26	$1.49	$1.31	$.32
Class B Common Stock	$.26	$1.49	$1.31	$.32
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.26	$1.48	$1.30	$.32
Class B Common Stock	$.26	$1.48	$1.30	$.32

In Thousands (except per share data) Year Ended December 29, 2013	Quarter
	1	2(7)	3(8)(9)(10)	4(11)(12)
Net sales	$383,551	$428,979	$434,464	$394,337
Gross margin	153,699	170,315	176,112	158,514
Net income attributable to Coca-Cola Bottling Co. Consolidated	4,862	11,229	16,169	(4,585)
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.53	$1.21	$1.75	$(.50)
Class B Common Stock	$.53	$1.21	$1.75	$(.50)
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.52	$1.21	$1.74	$(.50)
Class B Common Stock	$.52	$1.21	$1.74	$(.50)

The unvested performance units granted to Mr. Harrison in 2013 were excluded from the computation of diluted net earnings per share from the fourth quarter 2013 calculation, because their effect would have been anti-dilutive.

Sales are seasonal with the highest sales volume occurring in the second and third quarters.

(1)	Net income in the first quarter of 2014 included $2.0 million ($1.2 million, net of tax, or $.13 per basic common share) expenses related to the Company’s franchise territory expansion.

(2)	Net income in the second quarter of 2014 included $3.1 million ($1.9 million, net of tax, or $.20 per basic common share) expenses related to the Company’s franchise territory expansion.

(3)	Net sales for the second, third, and fourth quarters of 2014 included $4.3 million, $11.8 million and $29.0 million, respectively, of sales related to the Expansion Territories.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Net income in the third quarter of 2014 included $2.6 million ($1.6 million, net of tax, or $.17 per basic common share) expenses related to the Company’s franchise territory expansion.

(5)	Net income in the fourth quarter of 2014 included $5.2 million ($3.2 million, net of tax, or $.34 per basic common share) expenses related to the Company’s franchise territory expansion.

(6)	Net income in the fourth quarter of 2014 included $1.1 million ($0.7 million, net of tax, or $0.07 per basic common share) expense related to the fair value adjustment for the acquisition related contingent consideration.

(7)	Net income in the second quarter of 2013 included $1.1 million ($0.6 million, net of tax, or $.07 per basic common share) expenses related to the Company’s franchise territory expansion.

(8)	Net income in the third quarter of 2013 included $1.6 million ($1.0 million, net of tax, or $.11 per basic common share) expenses related to the Company’s franchise territory expansion.

(9)	Net income in the third quarter of 2013 included a $3.1 million ($1.9 million, net of tax, or $0.20 per basic common share) credit related to a refund of 2012 cooperative trade marketing funds paid by the Company to The Coca-Cola Company that were not spent in 2012.

(10)	Net income in the third quarter of 2013 included a $2.3 million reduction to income tax expense ($0.24 per basic common share) related to state tax legislation enacted during 2013.

(11)	Net income in the fourth quarter of 2013 included $1.7 million, ($1.1 million net of tax, or $.12 per basic common share) expenses related to the Company’s franchise territory expansion.

(12)	Net income in the fourth quarter of 2013 included a $12.0 million ($7.3 million, net of tax, or $0.79 per basic common share) noncash settlement charge related to a voluntary lump-sum pension distribution.

26.    Subsequent Events

Completed Expansion Territory Transactions

On December 5, 2014, the Company and CCR entered into an asset purchase agreement (the “December Asset Purchase Agreement”) related to the territory served by CCR through CCR’s facilities and equipment located in Cleveland and Cookeville, Tennessee (the “January 2015 Acquisition Territory”). The closing of this transaction occurred on January 30, 2015, for a cash purchase price of $13.8 million, which will remain subject to adjustment until March 13, 2016, at the latest.

The Company has preliminarily allocated the purchase price to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of acquired assets and assumed liabilities as of the acquisition date are summarized as follows:

In Thousands	Fair Value
Cash	$59
Inventories	1,237
Prepaid expense and other current assets (including deferred taxes)	1,001
Property, plant and equipment	6,717
Other assets (including deferred taxes)	433
Goodwill	1,145
Other identifiable intangible assets	17,750

Total acquired assets	$28,342

Current liabilities (acquisition related contingent consideration)	$844
Other liabilities (acquisition related contingent consideration)	13,729

Total assumed liabilities	$14,573

The fair value of the preliminary purchase price allocation to the identifiable intangible assets is as follows:

In Thousands	Fair Value	Estimated Useful Life
Distribution agreements	$17,200	40 years
Customer lists	550	12 years

Total	$17,750

The goodwill of $1.1 million is primarily attributed to the workforce of the acquired business. None of the goodwill recorded is expected to be deductible for tax purposes.

The preliminary purchase price allocation and the financial results of the acquisition territory have not been included in the Company’s consolidated financial statements as of December 28, 2014 because the acquisition occurred in the first quarter of 2015.

On December 18, 2014, the Company signed an asset purchase agreement with CCR relating to the territory currently served by CCR through CCR’s facilities and equipment located in Louisville, Kentucky and Evansville, Indiana (the “Louisville and Evansville Expansion Territory”). The asset purchase agreement, together with the CBA the Company entered into with CCR at the closing of this transaction, which occurred on February 27, 2015, grant the Company certain exclusive rights in the Louisville and Evansville Expansion Territory and obligate the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of such rights are described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 18, 2014. The aggregate purchase price paid by the Company in cash at the closing for the transferred assets, after deducting the value of certain retained assets and retained liabilities, was approximately $19.8 million. The amount paid remains subject to adjustment post-closing. The Company has not completed the preliminary allocation of the purchase price to the individual acquired assets and assumed liabilities. The transaction will be accounted for as a business combination under FASB Accounting Standards Codification 805.

Monster Energy Distribution Agreement

In August 2014, Monster Energy Corporation and The Coca-Cola Company announced that they had entered into definitive agreements providing for a long-term strategic partnership in the global energy drink category. As

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

part of their agreements to form a long-term strategic partnership, Monster Energy Corporation, through its operating subsidiary Monster Energy Company (“MEC”), and The Coca-Cola Company have agreed that, upon the closing of the transactions contemplated by such agreements, they will enter into an Amended and Restated Distribution Coordination Agreement (as such agreement may become final and definitive, the “Coordination Agreement”) that would provide for expanded distribution of certain MEC products (the “MEC Products”) by licensed bottlers of The Coca-Cola Company’s products in the territories in which these bottlers distribute products of The Coca-Cola Company upon execution of mutually agreed upon distribution agreements between MEC and these licensed bottlers. On December 17, 2014, the Company entered into an agreement (the “MEC Products Consent Agreement”) with The Coca-Cola Company (acting through its Coca-Cola North America Division) whereby The Coca-Cola Company has consented to the Company distributing MEC Products in that portion of the territories the Company serves where the Company does not currently distribute MEC Products pursuant to a distribution agreement the Company and MEC are currently negotiating. In exchange for giving its consent to the Company’s proposed MEC Distribution Agreement, the Company has agreed to pay The Coca-Cola Company an amount based on the number of standard physical cases of MEC Products sold by the current distributor of such products in the Additional MEC Products Territory during the twelve-month period immediately preceding the date that the Company begins distributing MEC Products in the Additional MEC Products Territory. The Company would make the payment, which is expected to be between $25 million and $30 million, when the Company begins distributing MEC Products pursuant to the MEC Distribution Agreement. The details of the MEC Products Consent Agreement are described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 19, 2014. The MEC Distribution Agreement has not been executed yet, and, consequently, the payment required to be made to The Coca-Cola Company under the MEC Products Consent Agreement has not been made as of the date the Company is filing this Form 10-K.

Announced But Uncompleted Expansion Territory Transactions

On February 13, 2015, the Company signed an asset purchase agreement with CCR relating to the territory currently served by CCR through CCR’s facilities and equipment located in Paducah and Pikeville, Kentucky (the “Paducah and Pikeville Expansion Territory”). The asset purchase agreement, together with the CBA the Company expects to enter into at the closing of this transaction with CCR, would grant the Company certain exclusive rights in the Paducah and Pikeville Expansion Territory and obligate the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of such rights, are described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 18, 2015. The transaction will be accounted for as a business combination under FASB Accounting Standards Codification 805. The Company anticipates the closing will occur in the second quarter of 2015.

Asset Exchange Agreement

On October 17, 2014, the Company and CCR entered into an agreement (the “Asset Exchange Agreement”) pursuant to which CCR has agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by CCR’s facilities and equipment located in Lexington, Kentucky (the “Lexington Expansion Territory”), including the rights to produce such beverages in the Lexington Expansion Territory in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in that territory. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) on October 20, 2014, which includes a summary description of the Asset Exchange Agreement. The Company anticipates the closing of the transactions for the Lexington Expansion Territory will occur in the first half of 2015.

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

Our evaluation did not include the internal controls over financial reporting of the Expansion Territories acquired during 2014. Total assets and total net sales for the territories acquired during 2014 represent approximately 7.4% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 28, 2014.

As of December 28, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 28, 2014 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which is included in Item 8 of this report.

March 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financing Reporting, management has excluded the Expansion Territories from its assessment of internal control over financial reporting as of December 28, 2014 because they were acquired by the Company in a purchase business combination during 2014. We have also excluded the Expansion Territories from our audit of internal control over financial reporting. The Expansion Territories’ total assets and total sales represent approximately 7.4% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2014

Charlotte, North Carolina

March 13, 2015

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 25 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2014.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to the Company’s Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; Chief Accounting Officer; Vice President and Treasurer and any other person performing similar functions. The Code of Ethics is available on the Company’s website at www.cokeconsolidated.com. The Company intends to disclose any substantive amendments to, or waivers from, its Code of Ethics on its website or in a Current Report on Form 8-K.

Item 11.	Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance — The Board’s Role in Risk Oversight” sections of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Person Transactions” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Number	Description	Incorporated by Reference or Filed Herewith
(2.1)	Asset Exchange Agreement for Lexington, Kentucky Territory Expansion dated October 17, 2014 by and between Coca-Cola Refreshments USA, Inc., the Company and certain of the Company’s wholly-owned subsidiaries identified on the signature pages thereto.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 20, 2014 (File No. 0-9286).
(2.2)	Asset Purchase Agreement for Paducah and Pikeville, Kentucky Territory Expansion dated February 13, 2015, by and between Coca-Cola Refreshments USA, Inc. and the Company.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 18, 2015 (File No. 0-9286).
(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2007 (File No. 0-9286).
(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed on May 31, 1985 (File No. 2-97822).
(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A. (as successor to NationsBank of Georgia, National Association, the initial trustee).	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.3)	Officers’ Certificate pursuant to Sections 102 and 301 of the Indenture, dated as of July 20, 1994, as supplemented and restated by the Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.4)	Resolutions adopted by Executive Committee of the Board of Directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.5)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).
(4.6)	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).
(4.7)	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(4.8)	Third Amended and Restated Promissory Note, dated as of June 16, 2010, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.9)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
(10.1)	Amended and Restated Credit Agreement, dated October 16, 2014, by and among the Company, the lenders named therein, JP Morgan Chase Bank, N.A., as issuing lender and administrative agent, Citibank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and Branch Banking and Trust Company, as documentation agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2014 (File No. 0-9286).
(10.2)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.3)	Amended and Restated Guaranty Agreement, dated as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.4)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, Bank, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.5)	Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.6)	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.7)	Form of Master Bottle Contract (“Cola Beverage Agreement”), made and entered into, effective January 27, 1989, between The Coca-Cola Company and the Company, together with Form of Home Market Amendment to Master Bottle Contract, effective as of October 29, 1999.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.8)	Form of Allied Bottle Contract (“Allied Beverage Agreement”), made and entered into, effective January 11, 1990, between The Coca-Cola Company and the Company (as successor to Coca-Cola Bottling Company of Anderson, S.C.).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.9)	Letter Agreement, dated January 27, 1989, between The Coca-Cola Company and the Company, modifying the Cola Beverage Agreements and Allied Beverage Agreements.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.10)	Form of Marketing and Distribution Agreement (“Still Beverage Agreement”), made and entered into effective October 1, 2000, between The Coca-Cola Company and the Company (as successor to Metrolina Bottling Company), with respect to Dasani.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.11)	Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement, dated December 14, 1994, modifying the Still Beverage Agreements.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.12)	2014 Incidence Pricing Letter Agreement, dated December 20, 2013, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013 (File No. 0-9286).
(10.13)	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).
(10.14)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.15)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.16)	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).
(10.17)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).
(10.18)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.19)	Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.20)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0-9286).
(10.21)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
(10.22)	Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.23)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.22 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.24)	Management Agreement, dated as of March 12, 2014, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0-9286).
(10.25)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.26)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2012.*	Appendix C to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).
(10.27)	Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan, effective January 1, 2012.*	Appendix D to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).
(10.28)	Form of Long-Term Performance Plan Bonus Award Agreement.*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(10.29)	Performance Unit Award Agreement, dated February 27, 2008.*	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286).
(10.30)	Coca-Cola Bottling Co. Consolidated Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.*	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.31)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.32)	Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.33)	Amendment No. 1 to Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2009. *	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0-9286).
(10.34)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.*	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.35)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.36)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
(10.37)	Coca-Cola Bottling Co. Consolidated Long Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0-9286).
(10.38)	Comprehensive Beverage Agreement for the Johnson City/Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0-9286).
(10.39)	Finished Goods Supply Agreement for the Johnson City/Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.**	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0-9286).
(10.40)	Ancillary Business Letter, dated as of May 23, 2014 by and between the Company and The Coca-Cola Company.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0-9286).
(10.41)	Monster Energy Corporation Products Consent Agreement dated December 17, 2014, by The Coca-Cola Company, acting by and through its Coca-Cola North America Division, and the Company.**	Filed herewith
(12)	Ratio of earnings to fixed charges.	Filed herewith.
(21)	List of subsidiaries.	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith
(23)	Consent of Independent Registered Public Accounting Firm to incorporation by reference into Form S-3 (Registration No. 333-195927) and Form S-8 (Registration No. 333-181345).	Filed herewith.
(31.1)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(31.2)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(101)	Financial statement from the annual report on Form 10-K of Coca-Cola Bottling Co. Consolidated for the fiscal year ended December 28, 2014, filed on March 13, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to the Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

**	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

(b)	Exhibits.

See Item 15(a)3

(c)	Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Allowance for Doubtful Accounts

	Fiscal Year Ended Dec. 28, 2014	Fiscal Year Ended Dec. 29, 2013	Fiscal Year Ended Dec. 30, 2012
Balance at beginning of year	$1,401	$1,490	$1,521
Additions charged to costs and expenses	550	151	257
Deductions	621	240	288

Balance at end of year	$1,330	$1,401	$1,490

Deferred Income Tax Valuation Allowance

	Fiscal Year Ended Dec. 28, 2014	Fiscal Year Ended Dec. 29, 2013	Fiscal Year Ended Dec. 30, 2012
Balance at beginning of year	$3,553	$3,231	$1,464
Additions charged to costs and expenses	1,203	398	1,513
Additions charged to other	7	0	569
Deductions credited to expense	0	74	0
Deductions not credited to expense	1,123	2	315

Balance at end of year	$3,640	$3,553	$3,231

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: March 13, 2015	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/S/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 13, 2015

By:	/S/ H. W. MCKAY BELK H. W. McKay Belk	Director	March 13, 2015

By:	/S/ ALEXANDER B. CUMMINGS, JR. Alexander B. Cummings, Jr.	Director	March 13, 2015

By:	/S/ SHARON A. DECKER Sharon A. Decker	Director	March 13, 2015

By:	/S/ WILLIAM B. ELMORE William B. Elmore	Vice Chairman of the Board of Directors and Director	March 13, 2015

By:	/S/ MORGAN H. EVERETT Morgan H. Everett	Director of Community Relations and Director	March 13, 2015

By:	/S/ DEBORAH H. EVERHART Deborah H. Everhart	Director	March 13, 2015

By:	/S/ HENRY W. FLINT Henry W. Flint	President, Chief Operating Officer and Director	March 13, 2015

By:	/S/ WILLIAM H. JONES William H. Jones	Director	March 13, 2015

By:	/S/ JAMES H. MORGAN James H. Morgan	Director	March 13, 2015

By:	/S/ JOHN W. MURREY, III John W. Murrey, III	Director	March 13, 2015

By:	/S/ DENNIS A. WICKER Dennis A. Wicker	Director	March 13, 2015

By:	/S/ JAMES E. HARRIS James E. Harris	Senior Vice President, Shared Services and Chief Financial Officer	March 13, 2015

By:	/S/ WILLIAM J. BILLIARD William J. Billiard	Vice President, Chief Accounting Officer	March 13, 2015