Form 10-Q
period 2015-03-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2015-05-08
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,150,782

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2015	2014
Net sales	$453,253	$388,582
Cost of sales	268,880	232,249

Gross margin	184,373	156,333
Selling, delivery and administrative expenses	167,471	144,217

Income from operations	16,902	12,116
Interest expense, net	7,347	7,223
Other income (expense)	(5,089)	0

Income before income taxes	4,466	4,893
Income tax expense	1,513	1,792

Net income	2,953	3,101
Less: Net income attributable to noncontrolling interest	729	652

Net income attributable to Coca-Cola Bottling Co. Consolidated	$2,224	$2,449

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated
Common Stock	$.24	$.26

Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$.24	$.26

Weighted average number of Class B Common Stock shares outstanding	2,136	2,115

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated
Common Stock	$.24	$.26

Weighted average number of Common Stock shares outstanding – assuming dilution	9,317	9,296

Class B Common Stock	$.23	$.26

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,176	2,155

Cash dividends per share
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	First Quarter
	2015	2014
Net income	$2,953	$3,101

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4)	0
Defined benefit plans reclassification included in pension costs:
Actuarial loss	489	259
Prior service costs	5	5
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	440	346
Prior service costs	(516)	(232)

Other comprehensive income, net of tax	414	378

Comprehensive income	3,367	3,479
Less: Comprehensive income attributable to noncontrolling interest	729	652

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$2,638	$2,827

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Mar. 29, 2015	Dec. 28, 2014	Mar. 30, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$21,163	$9,095	$18,774
Accounts receivable, trade, less allowance for doubtful accounts of $1,514, $1,330 and $1,461, respectively	144,356	125,726	118,205
Accounts receivable from The Coca-Cola Company	30,639	22,741	25,816
Accounts receivable, other	12,308	14,531	11,969
Inventories	91,129	70,740	76,113
Prepaid expenses and other current assets	41,141	44,168	29,563

Total current assets	340,736	287,001	280,440

Property, plant and equipment, net	391,838	358,232	306,073
Leased property under capital leases, net	41,587	42,971	47,474
Other assets	64,014	60,832	59,959
Franchise rights	520,672	520,672	520,672
Goodwill	109,984	106,220	102,049
Other identifiable intangible assets, net	103,906	57,148	3,597

Total assets	$1,572,737	$1,433,076	$1,320,264

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Mar. 29, 2015	Dec. 28, 2014	Mar. 30, 2014
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$0	$0	$20,000
Current portion of obligations under capital leases	6,679	6,446	6,062
Accounts payable, trade	58,458	58,640	52,309
Accounts payable to The Coca-Cola Company	60,211	51,227	39,049
Other accrued liabilities	80,446	68,775	78,106
Accrued compensation	24,650	38,677	17,422
Accrued interest payable	8,768	3,655	9,389

Total current liabilities	239,212	227,420	222,337

Deferred income taxes	131,895	140,000	146,181
Pension and postretirement benefit obligations	133,809	134,100	89,825
Other liabilities	229,889	177,250	127,975
Obligations under capital leases	50,905	52,604	57,477
Long-term debt	526,809	444,759	413,613

Total liabilities	1,312,519	1,176,133	1,057,408

Commitments and Contingencies (Note 12)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,778,896, 2,757,976 and 2,757,976 shares, respectively	2,777	2,756	2,756
Capital in excess of par value	113,064	110,860	110,684
Retained earnings	210,864	210,957	189,006
Accumulated other comprehensive loss	(89,500)	(89,914)	(57,798)

	247,409	244,863	254,852

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	186,155	183,609	193,598
Noncontrolling interest	74,063	73,334	69,258

Total equity	260,218	256,943	262,856

Total liabilities and equity	$1,572,737	$1,433,076	$1,320,264

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926
Net income				2,449			2,449	652	3,101
Other comprehensive income, net of tax					378		378		378
Cash dividends paid Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(527)			(527)		(527)
Issuance of 20,900 shares of Class B Common Stock		21	1,742				1,763		1,763

Balance on Mar. 30, 2014	$10,204	$2,756	$110,684	$189,006	$(57,798)	$(61,254)	$193,598	$69,258	$262,856

Balance on Dec. 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(61,254)	$183,609	$73,334	$256,943
Net income				2,224			2,224	729	2,953
Other comprehensive income, net of tax					414		414		414
Cash dividends paid Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(532)			(532)		(532)
Issuance of 20,920 shares of Class B Common Stock		21	2,204				2,225		2,225

Balance on Mar. 29, 2015	$10,204	$2,777	$113,064	$210,864	$(89,500)	$(61,254)	$186,155	$74,063	$260,218

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2015	2014
Cash Flows from Operating Activities
Net income	$2,953	$3,101
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	17,065	14,486
Amortization of intangibles	592	83
Deferred income taxes	42	222
(Gain)/loss on sale of property, plant and equipment	282	(179)
Impairment of property, plant and equipment	148	0
Amortization of debt costs	504	478
Amortization of deferred gain related to terminated interest rate agreements	(142)	(139)
Stock compensation expense	1,116	853
Fair value adjustment of acquisition-related contingent consideration	5,089	0
Increase in current assets less current liabilities (exclusive of acquisition)	(23,898)	(18,909)
Increase in other noncurrent assets (exclusive of acquisition)	(3,310)	(1,819)
Decrease in other noncurrent liabilities (exclusive of acquisition)	(2,229)	(5,485)
Other	(7)	0

Total adjustments	(4,748)	(10,409)

Net cash used in operating activities	(1,795)	(7,308)

Cash Flows from Investing Activities
Additions to property, plant and equipment (exclusive of acquisition)	(30,842)	(17,814)
Proceeds from the sale of property, plant and equipment	118	958
Acquisition of new territories, net of cash acquired	(33,389)	0

Net cash used in investing activities	(64,113)	(16,856)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	82,000	35,000
Cash dividends paid	(2,317)	(2,312)
Principal payments on capital lease obligations	(1,619)	(1,449)
Other	(88)	(62)

Net cash provided by financing activities	77,976	31,177

Net increase in cash	12,068	7,013
Cash at beginning of period	9,095	11,761

Cash at end of period	$21,163	$18,774

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$2,225	$1,763
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	4,734	6,194

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014 filed with the United States Securities and Exchange Commission.

2. Acquisitions

In April 2013, the Company announced that it had signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee, Kentucky and Indiana served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company.

Cleveland and Cookeville, Tennessee Territory Acquisitions

On December 5, 2014, the Company and CCR entered into an asset purchase agreement (the “January Asset Purchase Agreement”) relating to the territory served by CCR through CCR’s facilities and equipment located in Cleveland and Cookeville, Tennessee (the “January Expansion Territory”). The closing of this transaction occurred on January 30, 2015 for a cash purchase price of $13.8 million, which will remain subject to adjustment until March 13, 2016 in accordance with the terms and conditions of the January Asset Purchase Agreement.

The Company has preliminarily allocated the purchase price for the January Expansion Territory to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

2. Acquisitions

The fair values of acquired assets and assumed liabilities as of the acquisition date are summarized as follows:

In Thousands	Fair Value
Cash	$59
Inventories	1,237
Prepaid expenses and other current assets	675
Property, plant and equipment	6,717
Other assets (including deferred taxes)	759
Goodwill	1,134
Other identifiable intangible assets	17,750

Total acquired assets	$28,331

Current liabilities (acquisition related contingent consideration)	$843
Other liabilities (acquisition related contingent consideration)	13,729

Total assumed liabilities	$14,572

The fair value of the acquired identifiable intangible assets is as follows:

In Thousands	Fair Value	Estimated Useful Life
Distribution agreements	$17,200	40 years
Customer lists	550	12 years

Total	$17,750

The goodwill of $1.1 million is primarily attributable to the workforce of the January Expansion Territory. Goodwill of $0.1 million is expected to be deductible for tax purposes.

Louisville, Kentucky and Evansville, Indiana Territory Acquisitions

On December 17, 2014, the Company and CCR entered into an asset purchase agreement (the “February Asset Purchase Agreement”) related to the territory served by CCR through CCR’s facilities and equipment located in Louisville, Kentucky and Evansville, Indiana (the “February Expansion Territory”). The closing of this transaction occurred on February 27, 2015, for a cash purchase price of $19.8 million, which will remain subject to adjustment until April 7, 2016 in accordance with the terms and conditions of the February Asset Purchase Agreement.

The Company has preliminarily allocated the purchase price of the February Expansion Territory to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

2. Acquisitions

The fair values of acquired assets and assumed liabilities as of the acquisition date are summarized as follows:

In Thousands	Fair Value
Cash	$105
Inventories	1,269
Prepaid expenses and other current assets	1,084
Property, plant and equipment	16,574
Other assets (including deferred taxes)	1,573
Goodwill	2,670
Other identifiable intangible assets	29,600

Total acquired assets	$52,875

Current liabilities (acquisition related contingent consideration)	$1,659
Other current liabilities	370
Other liabilities (acquisition related contingent consideration)	31,052

Total assumed liabilities	$33,081

The fair value of acquired identifiable intangible assets is as follows:

In Thousands	Fair Value	Estimated Useful Life
Distribution agreements	$28,400	40 years
Customer lists	1,200	12 years

Total	$29,600

The goodwill of $2.7 million is primarily attributed to the workforce of the February Expansion Territory. Goodwill of $0.8 million is expected to be deductible for tax purposes.

The financial results of the January and February Expansion Territories have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed $18.1 million in net sales and $1.8 million in operating income during the first quarter of 2015 (“Q1 2015”).

At the closings of both the January and the February Asset Purchase Agreements, the Company signed a Comprehensive Beverage Agreement (“CBA”) for each of the January and February Expansion Territories which has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreements, in the January and February Expansion Territories. The quarterly sub-bottling payment, which is accounted for as contingent consideration, is based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, related product or certain cross-licensed brands (as defined in the CBAs). The CBA imposes certain obligations on the Company with respect to serving the January and February Expansion Territories that failure to meet could result in termination of a CBA if the Company fails to take corrective measures within a specified time frame.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

2. Acquisitions

On May 23, 2014, the Company acquired the Johnson City and Morristown, Tennessee territory, and on October 24, 2014, the Company acquired the Knoxville, Tennessee territory (“2014 Expansion Territories”) from CCR under substantially similar asset purchase agreements and CBAs as used in the Q1 2015 acquisitions discussed above. The 2014 Expansion Territories and the January and February Expansion Territories contributed $53.3 million in net sales and $2.9 million in operating income during Q1 2015.

The anticipated range of amounts the Company could pay annually under the acquisition related contingent consideration arrangements for the 2014 Expansion Territories and the January and February Expansion Territories is between $6 million and $11 million. As of March 29, 2015, the Company has recorded a liability of $98.5 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data. The contingent consideration is reassessed and adjusted to fair value each quarter through other income (expense). During Q1 2015, the Company recorded an unfavorable fair value adjustment to the contingent consideration liability of $5.1 million primarily due to a change in the discount rate.

3. Inventories

In Thousands	Mar. 29, 2015	Dec. 28, 2014	Mar. 30, 2014
Finished products	$60,670	$42,526	$47,864
Manufacturing materials	10,466	10,133	10,572
Plastic shells, plastic pallets and other inventories	19,993	18,081	17,677

Total inventories	$91,129	$70,740	$76,113

4. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Mar. 29,	Dec. 28,	Mar. 30,	Estimated
In Thousands	2015	2014	2014	Useful Lives
Land	$15,342	$14,762	$13,484
Buildings	122,521	120,533	112,460	8-50 years
Machinery and equipment	154,977	154,897	149,406	5-20 years
Transportation equipment	200,472	190,216	165,469	4-20 years
Furniture and fixtures	47,929	45,623	44,166	3-10 years
Cold drink dispensing equipment	366,200	345,391	320,807	5-17 years
Leasehold and land improvements	77,983	75,104	73,655	5-20 years
Software for internal use	92,289	91,156	82,455	3-10 years
Construction in progress	10,680	6,528	6,801

Total property, plant and equipment, at cost	1,088,393	1,044,210	968,703
Less: Accumulated depreciation and amortization	696,555	685,978	662,630

Property, plant and equipment, net	$391,838	$358,232	$306,073

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Property, Plant and Equipment

Depreciation and amortization expense was $17.1 million and $14.5 million in Q1 2015 and in the first quarter of 2014 (“Q1 2014”), respectively. These amounts included amortization expense for leased property under capital leases.

5. Franchise Rights and Goodwill

In Thousands	Mar. 29, 2015	Dec. 28, 2014	Mar. 30, 2014
Franchise rights	$520,672	$520,672	$520,672
Goodwill	109,984	106,220	102,049

Total franchise rights and goodwill	$630,656	$626,892	$622,721

During Q1 2015, the Company added $3.8 million of goodwill related to the January and February Expansion Territories. There were no additions to franchise rights due to the acquisition of new territories.

The Company’s goodwill resides entirely within the nonalcoholic beverage segment. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2015, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values.

6. Other Identifiable Intangible Assets

	Mar. 29,	Dec. 28,	Mar. 30,	Estimated
In Thousands	2015	2014	2014	Useful Lives
Distribution agreements	$100,509	$54,909	$2,309	20-40 years
Customer lists and other identifiable intangible assets	9,188	7,438	6,238	12-20 years

Total other identifiable intangible assets	109,697	62,347	8,547
Less: Accumulated amortization	5,791	5,199	4,950

Other identifiable intangible assets, net	$103,906	$57,148	$3,597

During Q1 2015, the Company acquired $45.6 million of distribution agreement intangible assets and $1.8 million of customer lists intangible assets related to the January and February Expansion Territories.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

7. Other Accrued Liabilities

In Thousands	Mar. 29, 2015	Dec. 28, 2014	Mar. 30, 2014
Accrued marketing costs	$14,161	$16,141	$11,098
Accrued insurance costs	21,831	21,055	21,937
Accrued taxes (other than income taxes)	4,308	2,430	2,415
Accrued income taxes	567	0	8,270
Employee benefit plan accruals	13,000	12,517	10,369
Checks and transfers yet to be presented for payment from zero balance cash accounts	8,692	2,324	13,370
All other accrued liabilities	17,887	14,308	10,647

Total other accrued liabilities	$80,446	$68,775	$78,106

8. Debt

		Interest	Interest	Mar. 29,	Dec. 28,	Mar. 30,
In Thousands	Maturity	Rate	Paid	2015	2014	2014
Revolving credit facility	2019	Variable	Varies	$153,000	$71,000	$40,000
Line of credit	2014	Variable	Varies	0	0	20,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(948)	(998)	(1,144)

Debt				526,809	444,759	433,613
Less: Current portion of debt				0	0	20,000

Long-term debt				$526,809	$444,759	$413,613

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Debt

The Company has obtained the majority of its long-term debt financing, other than capital leases, from the public markets. As of March 29, 2015, the Company’s total outstanding balance of debt and capital lease obligations was $584.4 million of which $373.8 million was financed through publicly offered debt. The Company had capital lease obligations of $57.6 million as of March 29, 2015. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement. On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility, thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility includes two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the agreement. The Company was in compliance with these covenants at March 29, 2015. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On March 29, 2015, the Company had $153.0 million of outstanding borrowings on the Revolving Credit Facility and had $197.0 million available to meet its cash requirements. On December 28, 2014, the Company had $71.0 million of outstanding borrowings on the Revolving Credit Facility. On March 30, 2014, the Company had $40.0 million of outstanding borrowings on the Company’s prior revolving credit facility.

On March 30, 2014, the Company had $20.0 million outstanding on an uncommitted line of credit at a weighted average interest rate of 0.91%. On October 31, 2014, the Company terminated this uncommitted line of credit and refinanced the outstanding balance with additional borrowings under the Revolving Credit Facility.

The Company used borrowings under the Revolving Credit Facility to repay $100 million of senior notes which matured in April 2015. Accordingly, the Company has classified all the $100 million Senior Notes due April 2015 as long-term debt on the balance sheet at March 29, 2015. See Note 22 to the consolidated financial statements for information about the outstanding borrowings on the Revolving Credit Facility following the borrowings made for such purpose and additional borrowings made at the closing of several territory expansion transactions that occurred subsequent to March 29, 2015.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Debt

As of March 29, 2015, December 28, 2014 and March 30, 2014, the Company had a weighted average interest rate of 5.2%, 5.8% and 5.8%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.3% and 5.9% for Q1 2015 and Q1 2014, respectively. As of March 29, 2015, $153.0 million of the Company’s debt and capital lease obligations of $584.4 million were subject to changes in short-term interest rates.

9. Derivative Financial Instruments

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

The following summarizes Q1 2015 and Q1 2014 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		First Quarter
In Thousands	Classification of Gain	2015	2014
Commodity hedges	Cost of sales	$213	$781
Commodity hedges	Selling, delivery and administrative expenses	430	—

Total		$643	$781

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	Mar. 29, 2015	Dec. 28, 2014	Mar. 30, 2014
Commodity hedges at fair market value	Prepaid expenses and other current assets	$452	$0	$781
Commodity hedges at fair market value	Other assets	$191	$0	$0

Total		$643	$0	$781

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Derivative Financial Instruments

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the consolidated balance sheet at March 29, 2015. The Company had gross derivative assets of $1.8 million, offset by gross derivative liabilities of $1.2 million as of March 29, 2015. The Company did not have any outstanding derivative transactions at December 28, 2014. The Company did not have any offsetting derivative transactions with its counterparties on March 30, 2014, and, accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheet at March 28, 2014.

The Company’s outstanding commodity derivative agreements as of March 29, 2015 had a notional amount of $62.2 million and a latest maturity date of December 2016.

Subsequent to March 29, 2015, the Company entered into additional agreements to hedge certain commodity costs for 2016. The notional amount of these agreements was $8.7 million.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Fair Value of Financial Instruments

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, acquisition related contingent consideration and derivative financial instruments were as follows:

	Mar. 29, 2015		Dec. 28, 2014		Mar. 30, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$(373,809)	$(406,500)	$(373,759)	$(404,400)	$(373,613)	$(411,564)
Non-public variable rate debt	(153,000)	(153,000)	(71,000)	(71,000)	(60,000)	(60,000)
Deferred compensation plan assets	19,720	19,720	18,580	18,580	17,453	17,453
Deferred compensation plan liabilities	(19,720)	(19,720)	(18,580)	(18,580)	(17,453)	(17,453)
Commodity hedging agreements	643	643	0	0	781	781
Acquisition related contingent consideration	(98,505)	(98,505)	(46,850)	(46,850)	0	0

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, commodity hedging agreements and acquisition related contingent consideration:

	Mar. 29, 2015			Dec. 28, 2014			Mar. 30, 2014
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$19,720			$18,580			$17,453
Commodity hedging agreements		$643			$0			$781
Liabilities
Deferred compensation plan liabilities	19,720			18,580			17,453
Acquisition related contingent consideration			$98,505			$46,850			$0

The fair value estimates of the Company’s debt are classified as Level 2. Public debt securities are valued using quoted market prices of the debt or debt with similar characteristics.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Fair Value of Financial Instruments

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

As part of the 2015 and 2014 territory acquisitions, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the acquired territories. This contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data, which are considered Level 3 inputs. Significant changes in any Level 3 input or assumption in isolation will result in increases or decreases to the fair value measurement for the acquisition related contingent consideration.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows:

	First Quarter
In Thousands	2015	2014
Opening balance	$46,850	$0
Increase due to the Cleveland and Cookeville purchase	14,572	0
Increase due to the Louisville and Evansville purchase	32,711	0
Accrual of Q1 2015 payment	(717)	0
Fair value adjustment	5,089	0

Ending balance	$98,505	$0

The unfavorable fair value adjustment of the acquisition related contingent consideration, which was primarily due to a change in the discount rate used, is recorded in other income (expense) on the Company’s consolidated statements of operations.

There were no transfers of assets or liabilities between Levels in Q1 2015 or Q1 2014.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Other Liabilities

	Mar. 29,	Dec. 28,	Mar. 30,
In Thousands	2015	2014	2014
Accruals for executive benefit plans	$120,911	$117,965	$111,863
Acquisition related contingent consideration	92,963	43,850	0
Other	16,015	15,435	16,112

Total other liabilities	$229,889	$177,250	$127,975

12. Commitments and Contingencies

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through June 2024. The Company is also a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. The Company has an equity ownership in each of the entities.

The Company also guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $34.1 million, $30.9 million and $31.2 million as of March 29, 2015, December 28, 2014 and March 30, 2014, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fail to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on March 29, 2015 would have been $23.9 million for SAC and $25.3 million for Southeastern. The Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.6 million for Southeastern.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On March 29, 2015, these letters of credit totaled $23.4 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of March 29, 2015 amounted to $40.2 million and expire at various dates through 2024.

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

13. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2015 and Q1 2014 was 33.9% and 36.6%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q1 2015 and Q1 2014 was 40.5% and 42.3%, respectively.

The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2015	2014
Statutory expense	$1,563	$1,712
State income taxes, net of federal benefit	160	187
Valuation allowance change	18	142
Noncontrolling interest – Piedmont	(286)	(270)
Manufacturing deduction benefit	(107)	(235)
Meals and entertainment	73	111
Adjustment for uncertain tax positions	52	84
Other, net	40	61

Income tax expense	$1,513	$1,792

The Company had $2.9 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized as of March 29, 2015, December 28, 2014 and March 30, 2014. Total accrued interest related to uncertain tax positions is immaterial in all periods presented. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

Prior tax years beginning in year 2011 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1997 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of accumulated other comprehensive loss for Q1 2015 and Q1 2014 is as follows:

	Dec. 28,	Pre-tax	Tax	Mar. 29,
In Thousands	2014	Activity	Effect	2015
Net pension activity:
Actuarial loss	$(74,867)	$796	$(307)	$(74,378)
Prior service costs	(99)	9	(4)	(94)
Net postretirement benefits activity:
Actuarial loss	(22,759)	717	(277)	(22,319)
Prior service costs	7,812	(840)	324	7,296
Foreign currency translation adjustment	(1)	(7)	3	(5)

Total	$(89,914)	$675	$(261)	$(89,500)

	Dec. 29,	Pre-tax	Tax	Mar. 30,
In Thousands	2013	Activity	Effect	2014
Net pension activity:
Actuarial loss	$(43,028)	$422	$(163)	$(42,769)
Prior service costs	(121)	9	(4)	(116)
Net postretirement benefits activity:
Actuarial loss	(18,441)	563	(217)	(18,095)
Prior service costs	3,410	(378)	146	3,178
Foreign currency translation adjustment	4	0	0	4

Total	$(58,176)	$616	$(238)	$(57,798)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Accumulated Other Comprehensive Loss

A summary of the impact on the income statement line items is as follows:

	Net Pension	Net Postretirement
In Thousands	Activity	Benefits Activity	Total
Q1 2015
Cost of sales	$81	$(16)	$65
S,D&A expenses	724	(107)	617

Subtotal pre-tax	805	(123)	682
Income tax expense	311	(47)	264

Total after tax effect	$494	$(76)	$418

Q1 2014
Cost of sales	$78	$24	$102
S,D&A expenses	353	161	514

Subtotal pre-tax	431	185	616
Income tax expense	167	71	238

Total after tax effect	$264	$114	$378

15. Capital Transactions

Compensation expense for the Performance Unit Award Agreement recognized in Q1 2015 was $1.1 million, which was based upon a common stock share price of $111.57 on March 27, 2015. Compensation expense for the Performance Unit Award Agreement recognized in Q1 2014 was $0.9 million, which was based upon a common stock share price of $85.25 on March 28, 2014.

On March 3, 2015 and March 4, 2014, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2014 and 2013, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,080 and 19,100 of such shares were settled in cash in 2015 and 2014, respectively, to satisfy tax withholding obligations in connection with the vesting of the performance units.

The increase in the total number of shares outstanding in Q1 2015 and Q1 2014 was due to the issuance of the 20,920 and 20,900 shares, respectively, of Class B Common Stock related to the Performance Unit Award Agreement in each year.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Benefit Plans

Pension Plans

All benefits under the primary Company-sponsored pension plan were frozen in 2006 and no benefits have accrued to participants after this date. The Company also sponsors a pension plan for certain employees under collective bargaining agreements. Benefits under the pension plan for collectively bargained employees are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarial determined amounts and are limited to the amounts currently deductible for income tax purposes.

The components of net periodic pension cost (benefit) were as follows:

	First Quarter
In Thousands	2015	2014
Service cost	$35	$29
Interest cost	2,974	2,896
Expected return on plan assets	(3,388)	(3,457)
Amortization of prior service cost	9	9
Recognized net actuarial loss	796	422

Net periodic pension cost (benefit)	$426	$(101)

The Company did not make contributions to the Company-sponsored pension plans during Q1 2015. Anticipated contributions for the two Company-sponsored pension plans will be in the range of $7 million to $10 million during the remainder of 2015.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2015	2014
Service cost	$325	$383
Interest cost	708	825
Recognized net actuarial loss	717	563
Amortization of prior service cost	(840)	(378)

Net periodic postretirement benefit cost	$910	$1,393

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Benefit Plans

Multi-Employer Benefits

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated such agreement in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, to participate in the Rehabilitation Plan. The Company increased its contribution rates to the Plan effective January 2015 with additional increases occurring annually to support the Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary as of April 2014 to be approximately $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

17. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of March 29, 2015, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. As long as The Coca-Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Related Party Transactions

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2015	2014
Payments by the Company for concentrate, syrup, sweetener and other purchases	$103.2	$98.3
Marketing funding support payments to the Company	(11.5)	(10.5)

Payments by the Company net of marketing funding support	$91.7	$87.8
Payments by the Company for customer marketing programs	$14.5	$14.2
Payments by the Company for cold drink equipment parts	2.9	2.2
Fountain delivery and equipment repair fees paid to the Company	3.7	3.2
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	0.0	1.5
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	1.2	0.9

The Company has a production arrangement with CCR to buy and sell finished products at cost. Sales to CCR under this arrangement were $8.8 million and $12.7 million in Q1 2015 and Q1 2014, respectively. Purchases from CCR under this arrangement were $32.0 million and $11.9 million in Q1 2015 and Q1 2014, respectively. CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $4.9 million and $5.4 million in Q1 2015 and Q1 2014, respectively. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottler’s locations. Total sales to CCR for transporting CCR’s product were $2.3 million and $0.3 million in Q1 2015 and Q1 2014, respectively.

The Company and CCR have entered into, and closed prior to March 29, 2015, the following asset purchase agreements relating to certain territories previously served by CCR’s facilities and equipment located in these territories:

	Asset Agreement	Acquisition Closing
Territory	Date	Date
Johnson City and Morristown, Tennessee	May 7, 2014	May 23, 2014
Knoxville, Tennessee	August 28, 2014	October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014	February 27, 2015

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Related Party Transactions

As part of the asset purchase agreements, the Company signed CBAs which have terms of ten years and are renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca-Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. As of March 29, 2015, the Company had recorded a liability of $98.5 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. No payments to CCR under the CBAs were made during Q1 2015.

See Note 22 to the consolidated financial statements for information about (1) an additional asset purchase agreement for territory previously served by CCR’s facilities in Paducah and Pikeville, Kentucky and (2) an asset exchange agreement involving the territory previously served by CCR’s facilities located in Lexington, Kentucky, both of which transactions closed subsequent to March 29, 2015.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.1 million in both Q1 2015 and Q1 2014. Amounts due from CCBSS for rebates on raw materials were $3.4 million, $4.5 million and $3.6 million as of March 29, 2015, December 28, 2014 and March 30, 2014, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company at cost. Purchases from SAC by the Company for finished products were $30.5 million and $30.8 million in Q1 2015 and Q1 2014, respectively. In addition, the Company transports product for SAC to the Company’s and other Coca-Cola bottlers’ locations. Total sales to SAC for transporting SAC’s product were $1.8 million for both Q1 2015 and Q1 2014. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $0.4 million and $0.5 million in Q1 2015 and Q1 2014, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $22.3 million as of March 29, 2015. The Company’s equity investment in SAC was $4.1 million as of March 29, 2015, December 28, 2014 and March 30, 2014 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $18.1 million in Q1 2015 and $18.4 million in Q1 2014. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $11.8 million as of March 29, 2015. The Company’s equity investment in Southeastern was $18.3 million, $18.4 million and $18.3 million as of March 29, 2015, December 28, 2014, March 30, 2014, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Related Party Transactions

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of March 29, 2015 nor was there any impairment in 2014.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of March 29, 2015, December 28, 2014, March 30, 2014 was $19.4 million, $20.0 million and $21.6 million, respectively. Rental payments related to this lease were $1.0 million and $0.9 million in Q1 2015 and Q1 2014, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s majority shareholder is J. Frank Harrison, III and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease as of March 29, 2015, December 28, 2014 and March 30, 2014 was $20.0 million, $20.6 million and $22.3 million, respectively. Rental payments related to this lease were $1.0 million in both Q1 2015 and Q1 2014.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2015	2014
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$2,224	$2,449
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	532	527

Total undistributed earnings	$(93)	$137

Common Stock undistributed earnings – basic	$(72)	$106
Class B Common Stock undistributed earnings – basic	(21)	31

Total undistributed earnings – basic	$(93)	$137

Common Stock undistributed earnings – diluted	$(71)	$105
Class B Common Stock undistributed earnings – diluted	(22)	32

Total undistributed earnings – diluted	$(93)	$137

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed earnings – basic	(72)	106

Numerator for basic net income per Common Stock share	$1,713	$1,891

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$532	$527
Class B Common Stock undistributed earnings – basic	(21)	31

Numerator for basic net income per Class B Common Stock share	$511	$558

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2015	2014
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	532	527
Common Stock undistributed earnings – diluted	(93)	137

Numerator for diluted net income per Common Stock share	$2,224	$2,449

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$532	$527
Class B Common Stock undistributed earnings – diluted	(22)	32

Numerator for diluted net income per Class B Common Stock share	$510	$559

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2015	2014
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,136	2,115

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,317	9,296
Class B Common Stock weighted average shares outstanding – diluted	2,176	2,155

Basic net income per share:
Common Stock	$.24	$.26

Class B Common Stock	$.24	$.26

Diluted net income per share:
Common Stock	$.24	$.26

Class B Common Stock	$.23	$.26

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
In Thousands	2015	2014
Accounts receivable, trade, net	$(18,630)	$(12,595)
Accounts receivable from The Coca-Cola Company	(7,898)	(7,967)
Accounts receivable, other	2,223	3,167
Inventories	(17,883)	(14,126)
Prepaid expenses and other current assets	4,800	(2,678)
Accounts payable, trade	4,269	9,712
Accounts payable to The Coca-Cola Company	8,984	13,180
Other accrued liabilities	8,042	484
Accrued compensation	(12,918)	(13,421)
Accrued interest payable	5,113	5,335

Increase in current assets less current liabilities (exclusive of acquisition)	$(23,898)	$(18,909)

20. Segments

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board (“FASB”) ASC 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. The Company believes five operating segments exist. Two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages, have been aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. As a result, these three operating segments have been combined into an “All Other” reportable segment.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Segments

The Company’s segment results are as follows:

	First Quarter
In Thousands	2015	2014
Net Sales:
Nonalcoholic Beverages	$441,683	$381,254
All Other	33,815	27,222
Eliminations*	(22,245)	(19,894)

Consolidated	$453,253	$388,582

Operating Income:
Nonalcoholic Beverages	$15,331	$11,590
All Other	1,571	526

Consolidated	$16,902	$12,116

Depreciation and Amortization:
Nonalcoholic Beverages	$16,705	$13,913
All Other	952	656

Consolidated	$17,657	$14,569

Capital Expenditures:
Nonalcoholic Beverages	$19,252	$13,690
All Other	7,140	3,143

Consolidated	$26,392	$16,833

Total Assets:
Nonalcoholic Beverages	$1,525,267	$1,294,379
All Other	54,522	37,988
Eliminations	(7,052)	(12,103)

Consolidated	$1,572,737	$1,320,264

*	NOTE: the entire net sales elimination for each year presented represent net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Segments

Net sales by product category were as follows:

	First Quarter
In Thousands	2015	2014
Bottle/can sales:
Sparkling beverages (including energy products)	$297,819	$254,971
Still beverages	70,588	57,150

Total bottle/can sales	368,407	312,121
Other sales:
Sales to other Coca-Cola bottlers	37,846	37,121
Post-mix and other	47,000	39,340

Total other sales	84,846	76,461

Total net sales	$453,253	$388,582

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. New Accounting Pronouncements

Recently Adopted Pronouncements

In April 2014, the FASB issued new guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance was effective for annual and interim periods beginning after December 15, 2014. The impact on the Company of adopting the new guidance will depend on the nature, terms and size of business disposals completed after the effective date.

Recently Issued Pronouncements

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

In April 2015, the FASB issued new guidance on accounting for debt issuance costs. The new guidance requires that all cost incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the arrangement should be accounted for consistent with the acquisition of other software licenses, otherwise, the arrangement should be accounted for consistent with other service contracts. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Subsequent Events

Paducah and Pikeville Asset Purchase Agreement

On February 13, 2015, the Company signed an asset purchase agreement with CCR relating to the territory currently served by CCR through CCR’s facilities and equipment located in Paducah and Pikeville, Kentucky (the “Paducah and Pikeville Expansion Territory”). The CBA that the Company entered into with CCR at the closing of this transaction, which occurred on May 1, 2015, grants the Company certain exclusive rights in the Paducah and Pikeville Expansion Territory and obligates the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of such rights. The aggregate purchase price paid by the Company in cash at the closing for the transferred assets, after deducting the value of certain retained assets and retained liabilities, was approximately $7.5 million. The amount paid remains subject to adjustment post-closing. The Company has not completed the preliminary allocation of the purchase price to the individual acquired assets and assumed liabilities. The transaction will be accounted for as a business combination under FASB ASC 805.

Asset Exchange Agreement

On October 17, 2014, the Company and CCR entered into an agreement (“the Asset Exchange Agreement”) pursuant to which CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by CCR’s facilities and equipment located in Lexington, Kentucky (the “Lexington Expansion Territory”), including the rights to produce such beverages in the Lexington Expansion Territory, in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in that territory. The Company and CCR closed the Asset Exchange Transaction on May 1, 2015. The net assets received in the exchange, after deducting the value of certain retained assets and retained liabilities, was approximately $10.3 million, which was paid at closing. The assets exchanged remain subject to adjustment post-closing. The Company has not completed the preliminary allocation of the net assets exchanged to the individual acquired assets and assumed liabilities.

Exercise of Accordion Loan Feature of Revolving Credit Agreement

On April 27, 2015, the Company exercised the accordion loan feature of its five-year unsecured amended and restated Revolving Credit Facility, thereby increasing the aggregate revolving credit commitments under the Revolving Credit Facility by $100 million, from $350 million to $450 million. After giving effect to such increase, the amount by which the revolving credit commitments under this facility may be further increased has been reduced to zero.

As of May 1, 2015, there were approximately $300 million of outstanding borrowings under the Revolving Credit Facility, including the borrowings made to repay $100 million of the Company’s senior notes which matured in April 2015 and to fund the closings of the asset purchase agreement for the Paducah and Pikeville Expansion Territory and the Asset Exchange Agreement described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca-Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). The noncontrolling interest primarily consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Expansion of Company’s Franchise Territory

In April 2013, the Company announced it had signed a non-binding letter of intent (the “LOI”) with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee, Kentucky and Indiana that are served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company.

A summary of the territory expansion completed as of March 29, 2015 is as follows:

	Acquisition	Cash Purchase
Territory	Date	Price
		(In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	29.5
Cleveland and Cookeville, Tennessee	January 30, 2015	13.8
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	19.8

The financial results for the expansion territories have been included in the Company’s consolidated financial statements from their acquisition dates. These territories contributed $53.3 million in sales and $2.9 million in operating income in the first quarter of 2015 (“Q1 2015”).

In addition, on May 1, 2015, the Company acquired certain assets from CCR relating to the marketing, promotion, distribution and sale of Cola-Cola and other beverage products, including the rights to distribute certain beverages in the Paducah and Pikeville, Kentucky territory pursuant to a Comprehensive Beverage Agreement (“CBA”). The Company paid a cash purchase price of $7.5 million. Also on May 1, 2015, the Company exchanged certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by CCR’s facilities and equipment located in Lexington, Kentucky (including the rights to produce such beverages in the Lexington, Kentucky Territory) for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by the Company’s facilities and equipment located in Jackson, Tennessee (including the rights to produce such beverages in the Jackson, Tennessee Territory). The net assets received in the Jackson-for-Lexington exchange transaction, after deducting the value of certain retained assets and retained liabilities, was approximately $10.3 million, which was paid at closing.

With the closing of the Paducah and Pikeville, Kentucky acquisition and the closing of the Jackson-for-Lexington exchange transaction described above on May 1, 2015, the expansion of the geographic region served by the Company contemplated by the letter of intent the Company and The Coca-Cola Company signed April 2013 is complete.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in thirteen states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages, including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents approximately 81% of the Company’s Q1 2015 bottle/can net sales to retail customers.

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

Net sales by product category were as follows:

	First Quarter
In Thousands	2015	2014
Bottle/can sales:
Sparkling beverages (including energy products)	$297,819	$254,971
Still beverages	70,588	57,150

Total bottle/can sales	368,407	312,121
Other sales:
Sales to other Coca-Cola bottlers	37,846	37,121
Post-mix and other	47,000	39,340

Total other sales	84,846	76,461

Total net sales	$453,253	$388,582

Areas of Emphasis

In addition to expansion of the Company’s franchise territories, key priorities for the Company include revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. New products and packaging introductions over the last several years include Coca-Cola Life, the 1.25-liter bottle, the 7.5-ounce sleek can, 253-ml and 300-ml bottles and the 2-liter contour bottle for Coca-Cola products.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $57.3 million and $49.0 million in Q1 2015 and the first quarter of 2014 (“Q1 2014”), respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products. In addition, the Company has focused on reducing fixed warehouse-related costs by consolidating warehouse space throughout the Company’s territory.

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

Items Impacting Operations and Financial Conditions

The following items affect the comparability of the financial results presented below:

Q1 2015

•	$53.3 million in net sales and $2.9 million of pre-tax operating income related to expansion territories;

•	$3.0 million recorded in S,D&A expenses (pre-tax) related to the Company’s franchise territory expansion; and

•	a $5.1 million pre-tax unfavorable fair value adjustment of acquisition-related contingent consideration.

Q1 2014

•	$2.0 million recorded in S,D&A expenses (pre-tax) related to the Company’s franchise territory expansion.

Results of Operations

Q1 2015 Compared to Q1 2014

The following overview provides a summary of key information concerning the Company’s financial results for Q1 2015 compared to Q1 2014.

	First Quarter			%
In Thousands (Except Per Share Data)	2015	2014	Change	Change
Net sales	$453,253	$388,582	$64,671	16.6
Cost of sales	268,880	232,249	36,631	15.8

Gross margin	184,373	156,333	28,040	17.9
S,D&A expenses	167,471	144,217	23,254	16.1

Income from operations	16,902	12,116	4,786	39.5
Interest expense, net	7,347	7,223	124	1.7
Other income (expense), net	(5,089)	0	(5,089)	N/A

Income before taxes	4,466	4,893	(427)	(8.7)
Income tax expense	1,513	1,792	(279)	(15.6)

Net income	2,953	3,101	(148)	(4.8)
Net income attributable to the Company	2,224	2,449	(225)	(9.2)
Basic net income per share:
Common Stock	$.24	$.26	$(0.02)	(7.7)
Class B Common Stock	$.24	$.26	$(0.02)	(7.7)
Diluted net income per share:
Common Stock	$.24	$.26	$(0.02)	(7.7)
Class B Common Stock	$.23	$.26	$(0.03)	(11.5)

Net Sales

Net sales increased $64.7 million, or 16.6%, to $453.3 million in Q1 2015 compared to $388.6 million in Q1 2014.

The increase in net sales for Q1 2015 compared to Q1 2014 was principally attributable to the following:

Q1 2015	Attributable to:
(In Millions)
$53.3	Sales related to newly acquired expansion territories acquired in 2014 and Q1 2015
6.9	2.2% increase in bottle/can sales price per unit to retail customers in the Company’s legacy territories, primarily due to an increase in all beverage categories sales price per unit
4.7	Increase in freight revenue
(0.2)	Other

$64.7	Total increase in net sales

In Q1 2015, the Company’s bottle/can sales to retail customers accounted for 81.3% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q1 2015 and Q1 2014 as a percentage of total bottle/can sales volume to retail customers and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2015	Q1 2014	% Increase
Sparkling beverages (including energy products)	81.0%	81.9%	13.7
Still beverages	19.0%	18.1%	20.9

Total bottle/can sales volume	100.0%	100.0%	15.0

Bottle/can volume to retail customers (excluding expansion territories acquired in 2014 and Q1 2015) decreased 0.3% which represented a 2.2% decrease in sparkling beverages and a 8.3% increase in still beverages. The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages other than energy beverages are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences. Post-mix volume (excluding expansion territories acquired in 2014 and Q1 2015) decreased 0.4%.

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During both Q1 2015 and Q1 2014, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 23% and 22% of the Company’s total bottle/can volume to retail customers during Q1 2015 and Q1 2014, respectively. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 7% and 9% of the Company’s total bottle/can volume to retail customers during Q1 2015 and Q1 2014, respectively. All of the Company’s beverage sales are to customers in the United States.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased 15.8%, or $36.6 million, to $268.9 million in Q1 2015 compared to $232.3 million in Q1 2014.

The increase in cost of sales for Q1 2015 compared to Q1 2014 was principally attributable to the following:

Q1 2015	Attributable to:
(In Millions)
$32.5	Cost of sales related to newly acquired expansion territories acquired in 2014 and Q1 2015, including purchases of finished goods
3.4	Increase in freight cost of sales
0.7	Other

$36.6	Total increase in cost of sales

Sweeteners, packaging materials (including plastic bottles and aluminum cans), and finished products purchased from other vendors represent a substantial portion of the Company’s total cost of sales.

The Company purchases concentrate from The Coca-Cola Company under an incidence-based pricing arrangement. Under the incidence-based pricing model, the concentrate price The Coca-Cola Company charges is impacted by a number of factors, including the incidence rate in effect, the Company’s pricing and sales of finished products, the channels in which the finished products are sold, and package mix.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $14.0 million for Q1 2015 compared to $12.5 million for Q1 2014. The increase related primarily to marketing funding support received in the expansion territories.

Gross Margin

Gross margin dollars increased 17.9%, or $28.1 million, to $184.4 million in Q1 2015 compared to $156.3 million in Q1 2014. Gross margin as a percentage of net sales increased to 40.7% for Q1 2015 from 40.2% for Q1 2014.

The increase in gross margin dollars for Q1 2015 compared to Q1 2014 was principally attributable to the following:

Q1 2015	Attributable to:
(In Millions)
$20.8	Gross margin related to the newly acquired expansion territories acquired in 2014 and Q1 2015
6.9	2.2% increase in bottle/can sales price per unit to retail customers in the Company’s legacy territories primarily due to an increase in all beverage categories sales price per unit
1.3	Increase in freight gross margin
(0.9)	Other

$28.1	Total increase in gross margin

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

S,D&A expenses increased by $23.3 million, or 16.1%, to $167.5 million in Q1 2015 from $144.2 million in Q1 2014. S,D&A expenses as a percentage of net sales decreased to 36.9% in Q1 2015 from 37.1% in Q1 2014.

The increase in S,D&A expenses for Q1 2015 compared to Q1 2014 was principally attributable to the following:

Q1 2015	Attributable to:
(In Millions)
$11.5	Increase in employee salaries and related payroll taxes excluding bonus and incentives due to normal salary increases and additional personnel added from territory expansion
2.4	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s territory expansion
2.3	Increase in depreciation and amortization of property, plant and equipment primarily due to assets added from the Company’s franchise territory expansion
1.3	Increase in marketing expense primarily due to increased spending for promotional items and media sponsorships
1.3	Increase in employee benefit costs primarily due to additional medical expenses for employees from territory expansion
1.3	Increase in software and other technology expenses primarily to improve sales support
(1.3)	Decrease in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily due to improved fuel pricing and hedging activities
1.0	Increase in expenses related to the Company’s franchise territory expansion, primarily professional fees related to due diligence and consulting fees related to infrastructure
3.5	Other

$23.3	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $57.3 million and $49.0 million in Q1 2015 and Q1 2014, respectively.

Interest Expense

Net interest expense increased by $0.1 million or 1.7% in Q1 2015 compared to Q1 2014. The slight increase in Q1 2015 compared to Q1 2014 was primarily due to additional borrowings to finance the acquisition of the territory expansion. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.3% and 5.9% during Q1 2015 and Q1 2014.

Other Income (Expense)

Other expense in Q1 2015 included a noncash charge of $5.1 million related to the fair value adjustment of acquisition related contingent consideration, primarily driven by a decrease in the underlying discount rate.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the expansion territories covered by a CBA to fair value. The fair value is determined by discounting future expected sub-bottler payments required under the CBAs using the Company’s estimated weighted average cost of capital (“WACC”). These future expected sub-bottler payments being discounted extend through the life of the related distribution asset acquired in each expansion territory, which is generally 40 years. In addition, the Company is required quarterly to pay the current portion of the sub-bottling fee. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, the Company’s best estimate of the amounts that will be paid in the future under the CBAs, and current sub-bottling payments. Changes in any of these factors will impact the amount of noncash expense (or income) recorded on a quarterly basis.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2015 and Q1 2014 was 33.9% and 36.6%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q1 2015 and Q1 2014 was 40.5% and 42.3%, respectively.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $0.7 million in both Q1 2015 and Q1 2014 related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive income (net of tax) was $0.4 million in both Q1 2015 and Q1 2014.

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

	First Quarter
In Thousands	2015	2014
Net Sales:
Nonalcoholic Beverages	$441,683	$381,254
All Other	33,815	27,222
Eliminations	(22,245)	(19,894)

Consolidated	$453,253	$388,582

Operating Income:
Nonalcoholic Beverages	$15,331	$11,590
All Other	1,571	526

Consolidated	$16,902	$12,116

Financial Condition

Total assets increased to $1.57 billion at March 29, 2015, from $1.43 billion at December 28, 2014 primarily due to assets acquired from the acquisition territories.

Net working capital, defined as current assets less current liabilities, increased by $41.9 million to $101.5 million at March 29, 2015 from December 28, 2014 and increased by $43.4 million at March 29, 2015 from March 30, 2014.

Significant changes in net working capital from December 28, 2014 were as follows:

•	An increase in cash and cash equivalents of $12.1 million primarily due to borrowings from the Company’s revolving credit facility.

•	An increase in accounts receivable, trade of $18.6 million primarily due to normal seasonal increase in sales and accounts receivable sales from territories acquired in Q1 2015.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $7.9 million and $9.0 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $20.4 million primarily due to normal seasonal increase in sales and acquired inventories from the expansion territories.

•	An increase in other accrued liabilities of $11.7 million primarily due to timing of payments (increase of $2.5 million of current portion of acquisition related contingent consideration).

•	A decrease in accrued compensation of $14.0 million primarily due to payment of bonuses in March of 2015.

•	An increase in accrued interest payable of $5.1 million due to timing of payments.

Significant changes in net working capital from March 30, 2014 were as follows:

•	An increase in accounts receivable, trade of $26.2 million primarily due to accounts receivable sales from territories acquired in 2014 and Q1 2015 of approximately $26 million.

•

An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $4.8 million and $21.2 million, respectively, primarily due to the timing of payments and territories acquired in 2014 and Q1 2015.

•

An increase in inventories of $15.0 million primarily due to inventories from the territories acquired in 2014 and Q1 2015 of approximately $9 million and inventory required for future marketing strategy.

•	An increase in prepaid expenses and other current assets of $11.6 million primarily due to overpayment of federal and state income taxes in 2014.

•	A decrease of $20.0 million in the current portion of debt due to repayment of an uncommitted line of credit with borrowings from the Company’s revolving credit facility.

•	An increase in accounts payable trade of $6.1 million primarily due to accounts payable from territories acquired in 2014 and Q1 2015 of approximately $4 million.

•	An increase in accrued compensation of $7.2 million primarily due to the payment of certain bonuses on the last day of March, which is included in the second quarter in 2015.

Debt and capital lease obligations were $584.4 million as of March 29, 2015 compared to $503.8 million as of December 28, 2014 and $497.2 million as of March 30, 2014. Debt and capital lease obligations as of March 29, 2015 included $57.6 million of capital lease obligations related primarily to Company facilities.

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

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. On April 27, 2015, subsequent to the end of Q1 2015, the Company exercised the accordion feature of the Revolving Credit Facility thereby increasing the aggregate availability by $100 million to $450 million. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments. The Revolving Credit Facility includes two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the respective credit agreements. The Company was in compliance with these covenants as of March 29, 2015. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. On March 29, 2015 and December 28, 2014, the Company had $153.0 million and $71.0 million, respectively, of outstanding borrowings under the Revolving Credit Facility. As of March 30, 2014, the Company had $40.0 million outstanding under the Company’s prior revolving credit facility.

The Company had $100 million of senior notes which matured in April 2015. The Company used borrowings under the Revolving Credit Facility to repay the notes when due and, accordingly, has classified all the $100 million Senior Notes due April 2015 as long-term on the Company’s balance sheet as of March 29, 2015. As a result of these borrowings, along with the borrowings associated with the territory expansion that occurred subsequent to the end of Q1 2015, the Company had $300 million of outstanding borrowings under the Revolving Credit Facility as of May 1, 2015.

On October 31, 2014, the Company terminated an uncommitted line of credit under which the Company could borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank and refinanced the outstanding balance with additional borrowings under the Revolving Credit Facility. On March 30, 2014, the Company had $20.0 million outstanding under the uncommitted line of credit.

The Company historically has obtained the majority of its long-term financing, other than capital leases, from public markets. As of March 29, 2015, $373.8 million of the Company’s total outstanding balance of debt and capital lease obligations of $584.4 million was financed through publicly offered debt. The Company had capital lease obligations of $57.6 million as of March 29, 2015.

As of March 29, 2015, December 28, 2014 and March 30, 2014, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.2%, 5.8% and 5.8%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.3% and 5.9% in Q1 2015 and Q1 2014 respectively. As of March 29, 2015, $153.0 million of the Company’s debt and capital lease obligations of $584.4 million were subject to changes in short-term interest rates.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into nine capital leases.

At March 29, 2015, the Company’s credit ratings were as follows:

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

Net debt and capital lease obligations were summarized as follows:

	Mar. 29,	Dec. 28,	Mar. 30,
In Thousands	2015	2014	2014
Debt	$526,809	$444,759	$433,613
Capital lease obligations	57,584	59,050	63,539

Total debt and capital lease obligations	584,393	503,809	497,152
Less: Cash and cash equivalents	21,163	9,095	18,774

Total net debt and capital lease obligations (1)	$563,230	$494,714	$478,378

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

The Company’s only Level 3 asset or liability is the acquisition-related contingent liability incurred as a result of the territory expansion transactions completed in 2015 and 2014. The March 29, 2015 balance of $98.5 million included a $5.1 million fair value adjustment to increase the liability in Q1 2015. There were no transfers from

Level 1 or Level 2. The $5.1 million noncash fair value adjustment did not impact the Company’s liquidity or capital resources.

Cash Sources and Uses

The primary sources of cash for the Company in Q1 2015 and Q1 2014 were operating activities and borrowings under credit facilities. The primary uses of cash in Q1 2015 and Q1 2014 were acquisitions for territory expansion, capital expenditures, the payment of capital lease obligations, dividend payments, income tax payments, and funding working capital.

A summary of activity for Q1 2015 and Q1 2014 follows:

	First Quarter
In Millions	2015	2014
Cash Sources
Proceeds from revolving credit facilities	$82.0	$35.0
Proceeds from the sale of property, plant and equipment	0.1	0.9

Total cash sources	$82.1	$35.9

Cash Uses
Cash used in operating activities (excluding income tax and pension payments)	$1.7	$3.9
Capital expenditures	30.8	17.8
Acquisition of expansion territories	33.4	—
Payment on capital lease obligations	1.6	1.4
Dividends	2.3	2.3
Income tax payments	0.1	3.4
Other	0.1	0.1

Total cash uses	$70.0	$28.9

Increase in cash	$12.1	$7.0

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $15 million and $22 million for the remainder of 2015. This projection does not include any anticipated cash income tax requirements from additional expansion territory transactions.

Operating Activities

During Q1 2015, cash used in operating activities decreased $5.5 million as compared to Q1 2014. The decrease in cash used was primarily due to an increase in income from operations of $4.8 million. Included in net income is a noncash unfavorable fair value adjustment to acquisition related contingent consideration, which did not impact the Company’s cash flows from operations.

Investing Activities

During Q1 2015, the Company acquired the geographic territories previously served by CCR in Cleveland and Cookeville, Tennessee, Louisville, Kentucky and Evansville, Indiana. The total cash used to purchase these expansion transactions totaled $33.4 million.

Additions to property, plant and equipment during Q1 2015 were $26.4 million, of which $4.7 million were accrued in accounts payable, trade as unpaid. This amount does not include $23.3 million in property, plant and equipment acquired in the territory expansion transactions completed in Q1 2015. This compared to $16.8 million in additions to property, plant and equipment during Q1 2014, of which $6.2 million were accrued in accounts payable, trade as unpaid. Capital expenditures during Q1 2015 were funded with cash flows from operations and available credit facilities. The Company anticipates that additions to property, plant and equipment in 2015 will be in the range of $130 million to $160 million.

Financing Activities

During Q1 2015, the Company’s net borrowings under the Revolving Credit Facility increased $82.0 million primarily to fund the purchases of the January and February Expansion Territories, working capital requirements and capital expenditures. During Q1 2014, the Company’s net borrowings under the Company’s prior revolving credit facility increased $35.0 million primarily to fund seasonal working capital requirements and capital expenditures.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $34.1 million of debt for these entities as of March 29, 2015. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of March 29, 2015, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.6 million including the Company’s equity interests. See Note 12 and Note 17 to the consolidated financial statements for additional information about these entities.

Hedging Activities

The Company entered into derivative instruments to hedge certain commodity purchases for 2016, 2015 and 2014. Fees paid by the Company for derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Subsequent to March 29, 2015, the Company entered into additional agreements to hedge certain commodity costs for 2016. The notional amount of these agreements was $8.7 million.

The net impact of the commodity hedges was to decrease the cost of sales by $0.2 million and $0.8 million in Q1 2015 and Q1 2014, respectively, and to decrease S,D&A expenses by $0.4 million in Q1 2015. Commodity hedges did not impact S,D&A expenses in Q1 2014.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 28, 2014 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any critical accounting policies during Q1 2015. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance was effective for annual and interim periods beginning after December 15, 2014. The impact on the Company of adopting the new guidance will depend on the nature, terms and size of business disposals completed after the effective date.

Recently Issued Pronouncements

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers. The new guidance was effective for annual and interim periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued new guidance on accounting for debt issuance costs. The new guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt. The new guidance is effective for annual and interim periods beginnings after December 15, 2015. The Company does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the arrangement should be accounted for consistent with the acquisition of other software licenses, otherwise, the arrangement should be accounted for consistent with other service contracts. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is in process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, news releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. The words “believe”, “expect”, “project”, “will”, “should”, “could” and similar expressions are intended to identify forward-looking statements. These statements include, among others, statements relating to:

•	the Company’s belief that the undiscounted amounts to be paid under the acquisition related contingent consideration arrangement will be between $6 million and $11 million per year;

•	the Company’s belief that the covenants on the Company’s Revolving Credit Facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s potential marketing funding support from The Coca-Cola Company and other beverage companies;

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

•	the Company’s key priorities which are territory expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $7 million to $10 million for the remainder of 2015;

•	the Company’s belief that cash requirements for income taxes will be in the range of $15 million to $22 million for the remainder of 2015;

•	the Company’s expectation that additions to property, plant and equipment in 2015 will be in the range of $130 million to $160 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $26 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be important to the Company’s overall revenue;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal; and

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of March 29, 2015.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part I. Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 28, 2014.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. As of March 29, 2015, $153.0 million of the Company’s debt and capital lease obligations of $584.4 million were subject to changes in short-term interest rates. As of May 1, 2015 there were approximately $300 million of outstanding borrowings under the Revolving Credit Facility, including the borrowings made to repay $100 million of the Company’s senior notes which matured in April 2015 and to fund the closings of the asset purchase agreement for the Paducah and Pikeville, Kentucky acquisition and the closing of Jackson-for-Lexington exchange transaction.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of March 29, 2015, interest expense for the next twelve months would increase by approximately $1.5 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

In Q1 2015 and Q1 2014, the Company entered into agreements to hedge a portion of the Company’s 2015 and 2014 commodity purchases. Subsequent to March 29, 2015, the Company entered into additional agreements to hedge certain commodity costs for 2016.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or S,D&A expenses.

Effects of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was .8% in 2014 compared to 1.5% in 2013 and 1.7% in 2012. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and in recent years have moved at a faster rate of change than the consumer price index.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2015.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities

The following table provides information about repurchase of our common stock during the three-month period ended March 29, 2015:

Period	Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number Of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 29, 2014 through January 25, 2015	—	—	—	—
January 26, 2015 through February 22, 2015	—	—	—	—
February 23, 2015 through March 29, 2015	19,080	106.37	—	—

(1)

Represents shares of common stock withheld for income tax purposes in connection with the vesting of 40,000 shares of restricted Class B Common Stock issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2014.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	Distribution Agreement entered into as of March 26, 2015 between Monster Energy Company, a Delaware corporation (formerly known as Hansen Beverage Company), and CCBCC Operations, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company. *

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101	Financial statements from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended March 29, 2015, filed on May 8, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 8, 2015	By: /s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant
and
Senior Vice President, Shared Services
and
Chief Financial Officer

Date: May 8, 2015	By: /s/ William J. Billiard
William J. Billiard Principal Accounting Officer of the Registrant and Chief Accounting Officer