Form 10-Q/A
period 2015-03-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2015-08-04
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

Commission File Number 0-9286

COCA-COLA BOTTLING CO. CONSOLIDATED

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4100 Coca-Cola Plaza

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,150,782

EXPLANATORY NOTE

Coca-Cola Bottling Co. Consolidated (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 29, 2015 (the “Form 10-Q”), which the Company originally filed with the Securities and Exchange Commission (the “Commission”) on May 8, 2015. This Amendment is being filed by the Company to re-file Exhibit 10.1 to the Form 10-Q in response to communications from the Staff of the Commission regarding a confidential treatment request made by the Company with respect to certain portions of Exhibit 10.1.

This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Form 10-Q (including, but not limited to, any forward-looking statements made in the Form 10-Q, which have not been revised to reflect events that occurred or facts that became known after the original filing date). Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s subsequent filings made with the Commission.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. However, the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

4.1*	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1†	Distribution Agreement entered into as of March 26, 2015 between Monster Energy Company, a Delaware corporation (formerly known as Hansen Beverage Company), and CCBCC Operations, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (filed herewith).

12*	Ratio of earnings to fixed charges.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished (and not filed) pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101*	Financial statements from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended March 29, 2015, filed on May 8, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Previously filed or furnished with the Quarterly Report on Form 10-Q for the period ended March 29, 2015, filed with the Securities and Exchange Commission on May 8, 2015.
†	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: August 3, 2015	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Chief Accounting Officer