Form 10-Q
period 2015-06-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2015-08-07
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,150,782

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2015	2014	2015	2014
Net sales	$614,683	$459,473	$1,067,936	$848,055
Cost of sales	377,366	273,953	646,246	506,202
Gross margin	237,317	185,520	421,690	341,853
Selling, delivery and administrative expenses	199,001	154,256	366,472	298,473
Income from operations	38,316	31,264	55,218	43,380
Interest expense, net	6,718	7,343	14,065	14,566
Other income (expense)	6,078	0	989	0
Gain on exchange of franchise territory	8,807	0	8,807	0
Income before income taxes	46,483	23,921	50,949	28,814
Income tax expense	17,562	8,589	19,075	10,381
Net income	28,921	15,332	31,874	18,433
Less: Net income attributable to noncontrolling interest	1,987	1,549	2,716	2,201
Net income attributable to Coca-Cola Bottling Co. Consolidated	$26,934	$13,783	$29,158	$16,232

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.90	$1.49	$3.14	$1.75
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$2.90	$1.49	$3.14	$1.75
Weighted average number of Class B Common Stock shares outstanding	2,151	2,130	2,143	2,123

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.89	$1.48	$3.13	$1.74
Weighted average number of Common Stock shares outstanding – assuming dilution	9,332	9,311	9,324	9,304

Class B Common Stock	$2.88	$1.48	$3.12	$1.74
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,191	2,170	2,183	2,163

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	Second Quarter		First Half
	2015	2014	2015	2014
Net income	$28,921	$15,332	$31,874	$18,433

Other comprehensive income, net of tax:
Foreign currency translation adjustment	0	0	(4)	0
Defined benefit plans reclassification included in pension costs:
Actuarial loss	488	259	977	518
Prior service costs	6	6	11	11
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	441	345	881	691
Prior service costs	(516)	(233)	(1,032)	(465)
Other comprehensive income, net of tax	419	377	833	755

Comprehensive income	29,340	15,709	32,707	19,188
Less: Comprehensive income attributable to noncontrolling interest	1,987	1,549	2,716	2,201
Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$27,353	$14,160	$29,991	$16,987

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	June 28,	Dec. 28,	June 29,
	2015	2014	2014
ASSETS

Current Assets:
Cash and cash equivalents	$43,801	$9,095	$22,874
Accounts receivable, trade, less allowance for doubtful accounts of $1,517, $1,330 and $1,550, respectively	192,600	125,726	133,509
Accounts receivable from The Coca-Cola Company	41,324	22,741	30,755
Accounts receivable, other	19,467	14,531	13,873
Inventories	99,641	70,740	83,313
Prepaid expenses and other current assets	41,084	44,168	30,316
Total current assets	437,917	287,001	314,640

Property, plant and equipment, net	419,263	358,232	316,978
Leased property under capital leases, net	43,257	42,971	45,969
Other assets	64,605	60,832	60,344
Franchise rights	527,540	520,672	520,672
Goodwill	111,591	106,220	103,294
Other identifiable intangible assets, net	105,818	57,148	17,283

Total assets	$1,709,991	$1,433,076	$1,379,180

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	June 28,	Dec. 28,	June 29,
	2015	2014	2014
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$0	$0	$20,000
Current portion of obligations under capital leases	6,859	6,446	6,190
Accounts payable, trade	79,327	58,640	54,281
Accounts payable to The Coca-Cola Company	92,004	51,227	55,316
Other accrued liabilities	97,268	68,775	73,088
Accrued compensation	32,724	38,677	24,544
Accrued interest payable	2,269	3,655	3,942
Total current liabilities	310,451	227,420	237,361

Deferred income taxes	137,402	140,000	146,777
Pension and postretirement benefit obligations	133,548	134,100	89,160
Other liabilities	225,202	177,250	139,926
Obligations under capital leases	52,294	52,604	55,873
Long-term debt	563,860	444,759	433,661
Total liabilities	1,422,757	1,176,133	1,102,758

Commitments and Contingencies (Note 12)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,778,896, 2,757,976 and 2,757,976 shares, respectively	2,777	2,756	2,756
Capital in excess of par value	113,064	110,860	110,860
Retained earnings	235,474	210,957	200,470
Accumulated other comprehensive loss	(89,081)	(89,914)	(57,421)
	272,438	244,863	266,869
Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409
Total equity of Coca-Cola Bottling Co. Consolidated	211,184	183,609	205,615
Noncontrolling interest	76,050	73,334	70,807
Total equity	287,234	256,943	276,422

Total liabilities and equity	$1,709,991	$1,433,076	$1,379,180

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926
Net income				16,232			16,232	2,201	18,433
Other comprehensive income, net of tax					755		755		755
Cash dividends paid Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,060)			(1,060)		(1,060)
Stock compensation adjustments			176				176		176
Issuance of 20,900 shares of Class B Common Stock		21	1,742				1,763		1,763
Balance on June 29, 2014	$10,204	$2,756	$110,860	$200,470	$(57,421)	$(61,254)	$205,615	$70,807	$276,422

Balance on Dec. 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(61,254)	$183,609	$73,334	$256,943
Net income				29,158			29,158	2,716	31,874
Other comprehensive income, net of tax					833		833		833
Cash dividends paid Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,070)			(1,070)		(1,070)
Issuance of 20,920 shares of Class B Common Stock		21	2,204				2,225		2,225
Balance on June 28, 2015	$10,204	$2,777	$113,064	$235,474	$(89,081)	$(61,254)	$211,184	$76,050	$287,234

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Half
	2015	2014
Cash Flows from Operating Activities
Net income	$31,874	$18,433
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	35,994	29,245
Amortization of intangibles	1,380	198
Deferred income taxes	(1,454)	505
(Gain)/loss on sale of property, plant and equipment	449	(38)
Impairment of property, plant and equipment	148	0
Gain on exchange of franchise territory	(8,807)	0
Amortization of debt costs	996	958
Amortization of deferred gain related to terminated interest rate agreements	(133)	(279)
Stock compensation expense	2,980	1,491
Fair value adjustment of acquisition-related contingent consideration	(989)	0
Increase in current assets less current liabilities (exclusive of acquisition)	(29,538)	(30,876)
Increase in other noncurrent assets (exclusive of acquisition)	(4,106)	(2,744)
Increase (decrease) in other noncurrent liabilities (exclusive of acquisition)	4,183	(5,135)
Other	(9)	(1)
Total adjustments	1,094	(6,676)
Net cash provided by operating activities	32,968	11,757

Cash Flows from Investing Activities
Additions to property, plant and equipment (exclusive of acquisition)	(57,140)	(37,034)
Proceeds from the sale of property, plant and equipment	144	1,061
Acquisition of new territories, net of cash acquired	(51,276)	(12,163)
Net cash used in investing activities	(108,272)	(48,136)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	239,000	75,000
Payment on revolving credit facility	(20,000)	(20,000)
Payment of debt	(100,000)	0
Cash dividends paid	(4,641)	(4,631)
Excess tax expense from stock-based compensation	0	176
Payment on acquisition related contingent consideration	(789)	0
Principal payments on capital lease obligations	(3,258)	(2,925)
Debt issuance costs (revolving credit facility)	(214)	0
Other	(88)	(128)
Net cash provided by financing activities	110,010	47,492

Net increase in cash	34,706	11,113
Cash at beginning of period	9,095	11,761
Cash at end of period	$43,801	$22,874

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$2,225	$1,763
Capital lease obligations incurred	3,361	0
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	6,997	2,882

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis.  These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 2014 filed with the United States Securities and Exchange Commission.

2.  Acquisitions

During 2015, the Company completed its acquisitions of franchise territories announced as part of the April 2013 letter of intent signed with The Coca-Cola Company.  The expansion of franchise territory completed includes distribution rights in parts of Tennessee, Kentucky and Indiana served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company.

At the closings of each of the expansion territories (excluding the Lexington-for-Jackson exchange described below), the Company signed a Comprehensive Beverage Agreement (“CBA”) for each of the territories which has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreements. The quarterly sub-bottling payment, which is accounted for as contingent consideration, is based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, related product or certain cross-licensed brands (as defined in the CBAs). The CBA imposes certain obligations on the Company with respect to serving the expansion territories that failure to meet could result in termination of a CBA if the Company fails to take corrective measures within a specified time frame.

2014 Expansion Territories

On May 23, 2014, the Company acquired the Johnson City and Morristown, Tennessee territory, and on October 24, 2014, the Company acquired the Knoxville, Tennessee territory (“2014 Expansion Territories”) from CCR.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The fair values of acquired assets and assumed liabilities as of the acquisition dates are summarized as follows:

	Johnson City/
	Morristown	Knoxville
In Thousands	Territory	Territory
Cash	$46	$108
Inventories	1,150	2,105
Prepaid expenses and other current assets	697	1,780
Property, plant and equipment	8,495	17,152
Other assets	55	1,122
Goodwill	942	3,138
Other identifiable intangible assets	13,800	40,400
Total acquired assets	$25,185	$65,805

Current liabilities (acquisition related contingent consideration)	$1,005	$2,426
Current liabilities	31	2,241
Accounts payable to The Coca-Cola Company	0	242
Other liabilities (including deferred taxes)	0	589
Other liabilities (acquisition related contingent consideration)	11,995	30,774
Total assumed liabilities	$13,031	$36,272

The fair value of the acquired identifiable intangible assets is as follows:

	Johnson City/
	Morristown	Knoxville	Estimated
In Thousands	Territory	Territory	Useful Lives
Distribution agreements	$13,200	$39,400	40 years
Customer lists	600	1,000	12 years
Total	$13,800	$40,400

The goodwill of $0.9 million and $3.1 million for the Johnson City/Morristown and Knoxville Territories, respectively, is primarily attributed to the workforce. Goodwill of $0.2 million and $2.6 million for the Johnson City/Morristown and Knoxville Territories, respectively, is expected to be deductible for tax purposes.

2015 Expansion Territories

During YTD 2015, the Company closed on the expansion of the following franchise territories: Cleveland and Cookeville, Tennessee; Louisville, Kentucky and Evansville, Indiana; and Paducah and Pikeville, Kentucky. The details of the transactions are included below.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Paducah and Pikeville, Kentucky Territory Acquisitions

On February 13, 2015, the Company and CCR entered into an asset purchase agreement (the “May Asset Purchase Agreement”) related to the territory served by CCR through CCR’s facilities and equipment located in Paducah and Pikeville, Kentucky (the “May Expansion Territory”).  The closing of this transaction occurred on May 1, 2015, for a cash purchase price of $7.5 million, which will remain subject to adjustment until June 12, 2016 in accordance with the terms and conditions of the May Asset Purchase Agreement.

The fair values of acquired assets and assumed liabilities of the January, February and May Expansion Territories are summarized as follows:

In Thousands	January Expansion Territory	February Expansion Territory	May Expansion Territory
Cash	$59	$105	$45
Inventories	1,237	1,269	1,045
Prepaid expenses and other current assets	1,000	1,724	339
Property, plant and equipment	6,717	16,574	6,611
Other assets (including deferred taxes)	435	933	438
Goodwill	1,134	3,492	797
Other identifiable intangible assets	17,750	29,600	1,700
Total acquired assets	$28,332	$53,697	$10,975

Current liabilities (acquisition related contingent consideration)	$843	$1,659	$281
Other current liabilities	0	370	395
Other liabilities	0	832	0
Other liabilities (acquisition related contingent consideration)	13,729	31,052	2,748
Total assumed liabilities	$14,572	$33,913	$3,424

The fair value of the acquired identifiable intangible assets as of the January, February and May Expansion Territories are as follows:

In Thousands	January Expansion Territory	February Expansion Territory	May Expansion Territory	Estimated Useful Lives
Distribution agreements	$17,200	$28,400	$1,500	40 years
Customer lists	550	1,200	200	12 years
Total	$17,750	$29,600	$1,700

The goodwill of $1.1 million, $3.5 million and $0.8 million for the January, February, and May Expansion Territories, respectively, is primarily attributed to the workforce. Goodwill of $0.1 million and $1.6 million is expected to be deductible for tax purposes for the January and February Expansion Territories, respectively.  No goodwill is expected to be deductible for tax purposes for the May Expansion Territory.

The Company has preliminarily allocated the purchase price of the 2014 and 2015 Expansion Territories to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.  The fair values of identifiable intangible assets and acquisition related contingent consideration are final.

The financial results of the January, February and May Expansion Territories have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed $72.5 million in net sales and $2.7 million in operating income during the second quarter of 2015 (“Q2 2015”). These territories contributed $90.5 million in net sales and $4.4 million in operating income during the first half of 2015 (“YTD 2015”).

The anticipated range of amounts the Company could pay annually under the acquisition related contingent consideration arrangements for the 2014 Expansion Territories and the 2015 Expansion Territories is between $6 million and $11 million. As of

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

June 28, 2015, the Company has recorded a liability of $94.1 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data. The contingent consideration is reassessed and adjusted to fair value each quarter through other income (expense). During YTD 2015, the Company recorded a favorable fair value adjustment to the contingent consideration liability of $1.0 million primarily due to a change in the risk-free interest discount rate.

2015 Asset Exchange Agreement

On October 17, 2014, the Company and CCR entered into an agreement (“the Asset Exchange Agreement”) pursuant to which CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky (the “Lexington Expansion Territory”), including the rights to produce such beverages in the Lexington Expansion Territory, in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in that territory. The Company and CCR closed the Asset Exchange Transaction on May 1, 2015. The net assets received in the exchange, after deducting the value of certain retained assets and retained liabilities, was approximately $10.3 million, which was paid at closing. The assets exchanged remain subject to adjustment until June 12, 2016 in accordance with the terms and conditions of the Asset Exchange Agreement.

The fair value of acquired assets and assumed liabilities related to the Lexington Expansion Territory as of the exchange date are summarized as follows:

Lexington
Expansion
In Thousands	Territory
Cash	$56
Inventories	2,715
Prepaid expenses and other current assets	447
Property, plant and equipment	12,717
Other assets	26
Franchise rights	18,200
Goodwill	2,259
Other identifiable intangible assets	1,000
Total acquired assets	$37,420

Current liabilities	$669
Total assumed liabilities	$669

The fair value of the acquired identifiable intangible assets is as follows:

	Lexington
	Expansion	Estimated
In Thousands	Territory	Useful Lives
Franchise rights	$18,200	Indefinite
Distribution agreements	200	40 years
Customer lists	800	12 years
Total	$19,200

The goodwill related to the Lexington Expansion Territories is primarily attributed to the workforce of the territories. Goodwill of $2.2  million is expected to be deductible for tax purposes.

The Company has preliminarily allocated the purchase price of the Lexington Expansion Territory to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.  The fair values of identifiable intangible assets and acquisition related contingent consideration are final.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The carrying value of assets exchanged related to the Jackson territory was $17.5 million, resulting in a gain on the exchange of $8.8 million. This gain was recorded in the Consolidated Statements of Operations in the line item titled “Gain on exchange of franchise territory”.

The amount of goodwill and franchise rights allocated to the Jackson territory was determined using a relative fair value approach comparing the fair value of the Jackson territory to the fair value of the overall Nonalcoholic Beverages reporting unit.

3.  Inventories

	June 28,	Dec. 28,	June 29,
In Thousands	2015	2014	2014
Finished products	$67,936	$42,526	$55,027
Manufacturing materials	11,024	10,133	10,162
Plastic shells, plastic pallets and other inventories	20,681	18,081	18,124
Total inventories	$99,641	$70,740	$83,313

The growth in the inventory balance at June 28, 2015 as compared to December 28, 2014 and June 29, 2014 is primarily due to inventory acquired through the acquisitions of the Expansion Territories.

4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	June 28,	Dec. 28,	June 29,	Estimated
In Thousands	2015	2014	2014	Useful Lives
Land	$17,317	$14,762	$14,247
Buildings	124,426	120,533	115,721	8-50 years
Machinery and equipment	159,713	154,897	151,872	5-20 years
Transportation equipment	204,768	190,216	169,063	4-20 years
Furniture and fixtures	50,815	45,623	44,987	3-10 years
Cold drink dispensing equipment	375,650	345,391	329,063	5-17 years
Leasehold and land improvements	81,660	75,104	73,889	5-20 years
Software for internal use	92,916	91,156	84,147	3-10 years
Construction in progress	13,411	6,528	4,949
Total property, plant and equipment, at cost	1,120,676	1,044,210	987,938
Less: Accumulated depreciation and amortization	701,413	685,978	670,960
Property, plant and equipment, net	$419,263	$358,232	$316,978

Depreciation and amortization expense was $18.9 million and $14.7 million in Q2 2015 and in the second quarter of 2014 (“Q2 2014”), respectively. Depreciation and amortization expense was $36.0 million and $29.2 million in YTD 2015 and the first half of 2014 (“YTD 2014”), respectively. These amounts included amortization expense for leased property under capital leases.

5.  Franchise Rights and Goodwill

	June 28,	Dec. 28,	June 29,
In Thousands	2015	2014	2014
Franchise rights	$527,540	$520,672	$520,672
Goodwill	111,591	106,220	103,294
Total franchise rights and goodwill	$639,131	$626,892	$623,966

During YTD 2015 and YTD 2014, the Company acquired $5.4 million and $1.2 million of goodwill related to the 2015 Expansion Territories and 2014 Expansion Territories, respectively. In addition, as a part of the Lexington-for-Jackson exchange, during YTD 2015 the Company added $2.3 million of goodwill related to the Lexington territory and reduced goodwill by $2.2 million related to the Jackson territory.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Additionally, as part of the Lexington-for-Jackson exchange, the Company added $18.2 million of franchise rights related to the Lexington territory and reduced franchise rights by $11.3 million related to the Jackson territory.

The Company’s goodwill and franchise rights reside entirely within the Nonalcoholic Beverage segment. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter.  During YTD 2015, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values.

6.  Other Identifiable Intangible Assets

	June 28,	Dec. 28,	June 29,	Estimated
In Thousands	2015	2014	2014	Useful Lives
Distribution agreements	$102,209	$54,909	$15,509	20-40 years
Customer lists and other identifiable intangible assets	10,188	7,438	6,838	12-20 years
Total other identifiable intangible assets	112,397	62,347	22,347
Less: Accumulated amortization	6,579	5,199	5,064
Other identifiable intangible assets, net	$105,818	$57,148	$17,283

During YTD 2015, the Company acquired $47.1 million of distribution agreement intangible assets and $2.0 million of customer lists intangible assets related to the 2015 Expansion Territories.  In addition, as a result of the Lexington-for-Jackson exchange, during YTD 2015 the Company acquired distribution agreement intangible assets of $0.2 million and customer lists intangible assets of $0.8 million related to the Lexington Expansion Territory.

During YTD 2014, the Company acquired $13.2 million of distribution agreement intangible assets and $0.6 million of customer lists intangible assets related to the 2014 Expansion Territories.

7.  Other Accrued Liabilities

	June 28,	Dec. 28,	June 29,
In Thousands	2015	2014	2014
Accrued marketing costs	$20,147	$16,141	$12,944
Accrued insurance costs	22,877	21,055	21,503
Accrued taxes (other than income taxes)	6,470	2,430	3,362
Employee benefit plan accruals	13,314	12,517	11,165
Checks and transfers yet to be presented for payment from zero balance cash accounts	14,335	2,324	12,134
All other accrued liabilities	20,125	14,308	11,980
Total other accrued liabilities	$97,268	$68,775	$73,088

8.  Debt

The Company has historically obtained its long-term debt financing, other than capital leases, from various sources including banks and the public markets. As of June 28, 2015, the Company’s total outstanding balance of debt and capital lease obligations was $623.0 million of which $273.9 million was financed through publicly offered debt. The Company had capital lease obligations of $59.2 million as of June 28, 2015. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement. On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility, thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility includes two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the agreement. The Company was in compliance with these covenants at June 28, 2015. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On June 28, 2015, the Company had $290.0 million of outstanding borrowings on the Revolving Credit Facility and had $160.0 million available to meet its cash requirements. On December 28, 2014, the Company had $71.0 million of outstanding borrowings on the Revolving Credit Facility. On June 29, 2014, the Company had $60.0 million of outstanding borrowings on the Company’s prior revolving credit facility.

On June 29, 2014, the Company had $20.0 million outstanding on an uncommitted line of credit at a weighted average interest rate of 0.90%. On October 31, 2014, the Company terminated this uncommitted line of credit and refinanced the outstanding balance with additional borrowings under the Revolving Credit Facility.

The Company refinanced its $100 million of senior notes, which matured in April 2015, with borrowings under the Company’s Revolving Credit Facility.

The Company has $164.8 million of senior notes which mature in June 2016.  The Company currently expects to refinance these senior notes and, accordingly, has classified all the $164.8 million senior notes due June 2016 as long-term debt at June 28, 2015.

As of June 28, 2015, December 28, 2014 and June 29, 2014, the Company had a weighted average interest rate of 4.3%, 5.8% and 5.7%, respectively, for its outstanding debt and capital lease obligations.  The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.3% and 5.7% for Q2 2015 and Q2 2014, respectively.  The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.8% and 5.8% for YTD 2015 and YTD 2014, respectively.  As of June 28, 2015, $290.0 million of the Company’s debt and capital lease obligations of $623.0 million were subject to changes in short-term interest rates.

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

The following summarizes Q2 2015 and Q2 2014 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Second Quarter
In Thousands	Classification of Gain (Loss)	2015	2014
Commodity hedges	Cost of sales	$(893)	$91
Commodity hedges	Selling, delivery and administrative expenses	144	0
Total		$(749)	$91

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following summarizes YTD 2015 and YTD 2014 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		First Half
In Thousands	Classification of Gain (Loss)	2015	2014
Commodity hedges	Cost of sales	$(681)	$871
Commodity hedges	Selling, delivery and administrative expenses	575	0
Total		$(106)	$871

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

	Balance Sheet	June 28,	Dec. 28,	June 29,
In Thousands	Classification	2015	2014	2014
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$428	$0	$871
Commodity hedges at fair market value	Other assets	147	0	0
Total assets		$575	$0	$871

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$569	$0	$0
Commodity hedges at fair market value	Other liabilities	112	0	0
Total liabilities		$681	$0	$0

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the consolidated balance sheet at June 28, 2015 and the net amounts of derivative liabilities are recognized in either other accrued liabilities or other liabilities in the consolidated balance sheet at June 28, 2015.  The Company had gross derivative assets of $1.8 million and gross derivative liabilities of $1.9 million as of June 28, 2015. The Company did not have any outstanding derivative transactions at December 28, 2014. The Company did not have any offsetting derivative transactions with its counterparties on June 29, 2014, and, accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheet at June 29, 2014.

The Company’s outstanding commodity derivative agreements as of June 28, 2015 had a notional amount of $85.6 million and a latest maturity date of December 2016.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Instrument	Method and Assumptions
Cash and Cash Equivalents, Accounts Receivable and Accounts Payable Public Debt Securities

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
Acquisition Related Contingent Consideration Derivative Financial Instruments

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

The carrying amounts and fair values of the Company's debt, deferred compensation plan assets and liabilities, acquisition related contingent consideration and derivative financial instruments were as follows:

	June 28, 2015		Dec. 28, 2014		June 29, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$(273,860)	$(297,700)	$(373,759)	$(404,400)	$(373,661)	$(405,600)
Non-public variable rate debt	(290,000)	(290,000)	(71,000)	(71,000)	(80,000)	(80,000)
Deferred compensation plan assets	20,466	20,466	18,580	18,580	17,990	17,990
Deferred compensation plan liabilities	(20,466)	(20,466)	(18,580)	(18,580)	(17,990)	(17,990)
Commodity hedging agreements-assets	575	575	0	0	871	871
Commodity hedging agreements-liabilities	(681)	(681)	0	0	0	0
Acquisition related contingent consideration	(94,068)	(94,068)	(46,850)	(46,850)	(13,000)	(13,000)

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, commodity hedging agreements and acquisition related contingent consideration:

	June 28, 2015			Dec. 28, 2014			June 29, 2014
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$20,466			$18,580			$17,990
Commodity hedging agreements		$575			$0			$871
Liabilities
Deferred compensation plan liabilities	20,466			18,580			17,990
Commodity hedging agreements		$681			$0			$0
Acquisition related contingent consideration			$94,068			$46,850			$13,000

The fair value estimates of the Company’s debt are classified as Level 2.  Public debt securities are valued using quoted market prices of the debt or debt with similar characteristics.

The Company maintains a non-qualified deferred compensation plan for certain executives and other senior level employees.  The investment assets are held in mutual funds.  The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1).  The related deferred compensation liability represents the fair value of the investment assets.

The fair values of the Company’s commodity hedging agreements are based upon rates from public commodity exchanges that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.

As part of the 2015 and 2014 territory acquisitions, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the acquired territories.  This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data, which are considered Level 3 inputs.  Each reporting period, the Company adjusts its contingent consideration liability related to the territory expansion to fair value. The fair value is determined by discounting future expected sub-bottler payments required under the CBAs using the Company’s estimated WACC. These future expected sub-bottler payments extend through the life of the related distribution assets acquired in each expansion territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, the Company’s best estimate of the amounts that will be paid in the future under the CBAs, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate, could result in material changes to the fair value measurement and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows:

	Second Quarter		First Half
In Thousands	2015	2014	2015	2014
Opening balance	$98,505	$0	$46,850	$0
Increase due to Johnson City and Morristown purchase	0	13,000	0	13,000
Increase due to the Cleveland and Cookeville purchase	0	0	14,572	0
Increase due to the Louisville and Evansville purchase	0	0	32,711	0
Increase due to the Paducah and Pikeville purchase	3,029	0	3,029	0
Payments/accruals	(1,388)	0	(2,105)	0
Fair value adjustment - (income) expense	(6,078)	0	(989)	0
Ending balance	$94,068	$13,000	$94,068	$13,000

The favorable fair value adjustment of the acquisition related contingent consideration for both Q2 2015 and YTD 2015, which was primarily due to a change in the risk-free interest rate, is recorded in other income (expense) on the Company’s consolidated statements of operations.

There were no transfers of assets or liabilities between Levels in any period presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11.  Other Liabilities

In Thousands	June 28, 2015	Dec. 28, 2014	June 29, 2014
Accruals for executive benefit plans	$120,181	$117,965	$111,869
Acquisition related contingent consideration	88,362	43,850	11,995
Other	16,659	15,435	16,062
Total other liabilities	$225,202	$177,250	$139,926

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

The Company also guarantees a portion of SAC’s and Southeastern’s debt.  The amounts guaranteed were $33.7 million, $30.9 million and $35.0 million as of June 28, 2015, December 28, 2014 and June 29, 2014, respectively.  The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial.  The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities.  These guarantees expire at various dates through 2023.  The members of both cooperatives consist solely of Coca-Cola bottlers.  The Company does not anticipate either of these cooperatives will fail to fulfill its commitments.  The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately  mitigate the risk of material loss from the Company’s guarantees.  In the event either of these cooperatives fail to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees.  If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on June 28, 2015 would have been $23.9 million for SAC and $25.3 million for Southeastern. The Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.6 million for Southeastern.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On June 28, 2015, these letters of credit totaled $26.4 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of June 28, 2015 amounted to $44.0 million and expire at various dates through 2026.

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

13.  Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2015 and YTD 2014 was 37.4% and 36.0%, respectively.  The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2015 and YTD 2014 was 39.5% and 39.0%, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2015	2014
Statutory expense	$17,832	$10,085
State income taxes, net of federal benefit	1,823	1,105
Valuation allowance change	(10)	104
Noncontrolling interest – Piedmont	(1,038)	(862)
Manufacturing deduction benefit	(851)	(1,273)
Meals and entertainment	664	567
Adjustment for uncertain tax positions	296	316
Other, net	359	339
Income tax expense	$19,075	$10,381

As of June 28, 2015, December 28, 2014 and June 29, 2014 the Company had $3.2 million, $2.9 million and $3.2 million, respectively, of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. Total accrued interest related to uncertain tax positions is immaterial in all periods presented.  While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

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

A summary of accumulated other comprehensive loss for Q2 2015 and Q2 2014 is as follows:

In Thousands	Mar. 29, 2015	Pre-tax Activity	Tax Effect	June 28, 2015
Net pension activity:
Actuarial loss	$(74,378)	$795	$(307)	$(73,890)
Prior service costs	(94)	9	(3)	(88)
Net postretirement benefits activity:
Actuarial loss	(22,319)	718	(277)	(21,878)
Prior service costs	7,296	(840)	324	6,780
Foreign currency translation adjustment	(5)	1	(1)	(5)
Total	$(89,500)	$683	$(264)	$(89,081)

In Thousands	Mar. 30, 2014	Pre-tax Activity	Tax Effect	June 29, 2014
Net pension activity:
Actuarial loss	$(42,769)	$422	$(163)	$(42,510)
Prior service costs	(116)	9	(3)	(110)
Net postretirement benefits activity:
Actuarial loss	(18,095)	563	(218)	(17,750)
Prior service costs	3,178	(378)	145	2,945
Foreign currency translation adjustment	4	0	0	4
Total	$(57,798)	$616	$(239)	$(57,421)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

A summary of accumulated other comprehensive loss for YTD 2015 and YTD 2014 is as follows:

In Thousands	Dec. 28, 2014	Pre-tax Activity	Tax Effect	June 28, 2015
Net pension activity:
Actuarial loss	$(74,867)	$1,591	$(614)	$(73,890)
Prior service costs	(99)	18	(7)	(88)
Net postretirement benefits activity:
Actuarial loss	(22,759)	1,435	(554)	(21,878)
Prior service costs	7,812	(1,680)	648	6,780
Foreign currency translation adjustment	(1)	(6)	2	(5)
Total	$(89,914)	$1,358	$(525)	$(89,081)

In Thousands	Dec. 29, 2013	Pre-tax Activity	Tax Effect	June 29, 2014
Net pension activity:
Actuarial loss	$(43,028)	$844	$(326)	$(42,510)
Prior service costs	(121)	18	(7)	(110)
Net postretirement benefits activity:
Actuarial loss	(18,441)	1,126	(435)	(17,750)
Prior service costs	3,410	(756)	291	2,945
Foreign currency translation adjustment	4	0	0	4
Total	$(58,176)	$1,232	$(477)	$(57,421)

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
Q2 2015
Cost of sales	$88	$(17)	$71
Selling, delivery & administrative expenses	716	(105)	611
Subtotal pre-tax	804	(122)	682
Income tax expense	310	(47)	263
Total after tax effect	$494	$(75)	$419

Q2 2014
Cost of sales	$82	$24	$106
Selling, delivery & administrative expenses	349	161	510
Subtotal pre-tax	431	185	616
Income tax expense	166	73	239
Total after tax effect	$265	$112	$377

YTD 2015
Cost of sales	$177	$(34)	$143
Selling, delivery & administrative expenses	1,432	(211)	1,221
Subtotal pre-tax	1,609	(245)	1,364
Income tax expense	621	(94)	527
Total after tax effect	$988	$(151)	$837

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
YTD 2014
Cost of sales	$155	$48	$203
Selling, delivery & administrative expenses	707	322	1,029
Subtotal pre-tax	862	370	1,232
Income tax expense	333	144	477
Total after tax effect	$529	$226	$755

15.  Capital Transactions

Compensation expense for the Performance Unit Award Agreement recognized in YTD 2015 was $3.0 million, which was based upon a common stock share price of $148.98 on June 26, 2015.  Compensation expense for the Performance Unit Award Agreement recognized in YTD 2014 was $1.5 million, which was based upon a common stock share price of $74.56 on June 27, 2014.

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

The increase in the total number of shares outstanding in YTD 2015 and YTD 2014 was due to the issuance of the 20,920 and 20,900 shares, respectively, of Class B Common Stock related to the Performance Unit Award Agreement in each year.

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

The components of net periodic pension cost (benefit) were as follows:

	Second Quarter		First Half
In Thousands	2015	2014	2015	2014
Service cost	$35	$29	$70	$58
Interest cost	2,973	2,896	5,947	5,792
Expected return on plan assets	(3,386)	(3,456)	(6,774)	(6,913)
Amortization of prior service cost	9	9	18	18
Recognized net actuarial loss	795	422	1,591	844
Net periodic pension cost (benefit)	$426	$(100)	$852	$(201)

The Company did not make contributions to the Company-sponsored pension plans during YTD 2015.  Anticipated contributions for the two Company-sponsored pension plans will be in the range of $7 million to $10 million during the remainder of 2015.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees.  The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2015	2014	2015	2014
Service cost	$325	$383	$650	$766
Interest cost	707	825	1,415	1,650
Recognized net actuarial loss	718	563	1,435	1,126
Amortization of prior service cost	(840)	(378)	(1,680)	(756)
Net periodic postretirement benefit cost	$910	$1,393	$1,820	$2,786

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

17.  Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured.  As of June 28, 2015, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class.  As long as The Coca-Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their shares of the Company’s Class B Common Stock which they control in favor of such designee.  The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2015	2014
Payments by the Company for concentrate, syrup, sweetener and other purchases	$231.8	$211.2
Marketing funding support payments to the Company	25.7	22.5
Payments by the Company net of marketing funding support	$206.1	$188.7

Payments by the Company for customer marketing programs	$21.7	$29.3
Payments by the Company for cold drink equipment parts	6.9	4.9
Fountain delivery and equipment repair fees paid to the Company	7.9	6.4
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	0.6	2.9
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	2.1	1.8

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The Company has a production arrangement with CCR to buy and sell finished products at cost.  Sales to CCR under this arrangement were $17.3 million and $29.5 million in YTD 2015 and YTD 2014, respectively.  Purchases from CCR under this arrangement were $94.1 million and $27.7 million in YTD 2015 and YTD 2014, respectively.  CCR distributes one of the Company’s own brands (Tum-E Yummies).  Total sales to CCR for this brand were $11.1 million and $11.8 million in YTD 2015 and YTD 2014, respectively.  In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottler’s locations. Total sales to CCR for transporting CCR’s product were $6.7 million and $0.9 million in YTD 2015 and YTD 2014, respectively.

The Company and CCR have entered into, and closed the following asset purchase agreements relating to certain territories previously served by CCR’s facilities and equipment located in these territories:

	Asset Agreement	Acquisition Closing
Territory	Date	Date
Johnson City and Morristown, Tennessee	May 7, 2014	May 23, 2014
Knoxville, Tennessee	August 28, 2014	October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014	February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015	May 1, 2015

As part of the asset purchase agreements, the Company signed CBAs which have terms of ten years and are renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca-Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. As of June 28, 2015, the Company had recorded a liability of $94.1 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. Payments to CCR under the CBAs were $0.8 million during YTD 2015. There were no payments to CCR under the CBAs during YTD 2014.

On October 17, 2014, the Company entered into an asset exchange agreement with CCR, pursuant to which the Company exchanged its facilities and equipment located in Jackson, Tennessee territory for territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky. This transaction closed on May 1, 2015.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services  Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing  the efficiency and  competitiveness of the Coca-Cola bottling system in the United States.  CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate).  The Company pays an administrative fee to CCBSS for its services.  Administrative fees to CCBSS for its services were $0.2 million in both YTD 2015 and YTD 2014.  Amounts due from CCBSS for rebates on raw materials were $4.9 million, $4.5 million and $5.1 million as of June 28, 2015, December 28, 2014 and June 29, 2014, respectively.  CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative.  SAC sells finished products to the Company at cost.  Purchases from SAC by the Company for finished products were $68.7 million and $66.5 million in YTD 2015 and YTD 2014, respectively.  In addition, the Company transports product for SAC to the Company’s and other Coca-Cola bottlers’ locations. Total sales to SAC for transporting SAC’s product were $3.9 million and $3.9 million in YTD 2015 and YTD 2014, respectively. The Company also manages the operations of SAC pursuant to a management agreement.  Management fees earned from SAC were $0.9 million and $1.0 million in YTD 2015 and YTD 2014, respectively.  The Company has also guaranteed a portion of debt for SAC.  Such guarantee amounted to $23.9 million as of June 28, 2015.  The Company’s equity investment in SAC was $4.1 million as of June 28, 2015, December 28, 2014 and June 29, 2014 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles.  Net purchases from these entities were $37.8 million in YTD 2015 and $39.8 million in YTD 2014.  In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $9.8 million as of June 28, 2015.  The Company’s equity investment in Southeastern was $18.3 million, $18.4 million and $18.4 million as of June 28, 2015, December 28, 2014, June 29, 2014, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary.  No impairment of the Company’s investments in SAC or Southeastern has been identified as of June 28, 2015 nor was there any impairment in 2014.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina.  HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries.  Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP.  The lease expires on December 31, 2020.  The principal balance outstanding under this capital lease as of June 28, 2015 was $18.8 million. Rental payments related to this lease were $1.9 million in both YTD 2015 and YTD 2014.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility.  The lease expires on December 31, 2021.  Beacon’s majority shareholder is J. Frank Harrison, III and Morgan H. Everett is a minority shareholder.  The principal balance outstanding under this capital lease as of June 28, 2015 was $19.4 million.  Rental payments related to this lease were $2.1 million in both YTD 2015 and YTD 2014.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18.  Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2015	2014	2015	2014
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$26,934	$13,783	$29,158	$16,232
Less dividends:
Common Stock	1,786	1,786	3,571	3,571
Class B Common Stock	538	533	1,070	1,060
Total undistributed earnings	$24,610	$11,464	$24,517	$11,601

Common Stock undistributed earnings – basic	$18,913	$8,830	$18,858	$8,942
Class B Common Stock undistributed earnings – basic	5,697	2,634	5,659	2,659
Total undistributed earnings – basic	$24,610	$11,464	$24,517	$11,601

Common Stock undistributed earnings – diluted	$18,832	$8,792	$18,777	$8,904
Class B Common Stock undistributed earnings – diluted	5,778	2,672	5,740	2,697
Total undistributed earnings – diluted	$24,610	$11,464	$24,517	$11,601

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,786	$3,571	$3,571
Common Stock undistributed earnings – basic	18,913	8,830	18,858	8,942
Numerator for basic net income per Common Stock share	$20,699	$10,616	$22,429	$12,513

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$538	$533	$1,070	$1,060
Class B Common Stock undistributed earnings – basic	5,697	2,634	5,659	2,659
Numerator for basic net income per Class B Common Stock share	$6,235	$3,167	$6,729	$3,719

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2015	2014	2015	2014
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,786	$3,571	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	538	533	1,070	1,060
Common Stock undistributed earnings – diluted	24,610	11,464	24,517	11,601
Numerator for diluted net income per Common Stock share	$26,934	$13,783	$29,158	$16,232

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$538	$533	$1,070	$1,060
Class B Common Stock undistributed earnings – diluted	5,778	2,672	5,740	2,697
Numerator for diluted net income per Class B Common Stock share	$6,316	$3,205	$6,810	$3,757

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,151	2,130	2,143	2,123

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,332	9,311	9,324	9,304
Class B Common Stock weighted average shares outstanding – diluted	2,191	2,170	2,183	2,163

Basic net income per share:
Common Stock	$2.90	$1.49	$3.14	$1.75

Class B Common Stock	$2.90	$1.49	$3.14	$1.75

Diluted net income per share:
Common Stock	$2.89	$1.48	$3.13	$1.74

Class B Common Stock	$2.88	$1.48	$3.12	$1.74

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19.  Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
In Thousands	2015	2014
Accounts receivable, trade, net	$(66,874)	$(27,899)
Accounts receivable from The Coca-Cola Company	(18,583)	(12,906)
Accounts receivable, other	(4,936)	1,263
Inventories	(23,681)	(19,965)
Prepaid expenses and other current assets	6,532	(3,142)
Accounts payable, trade	23,105	14,995
Accounts payable to The Coca-Cola Company	40,777	29,447
Other accrued liabilities	22,215	(5,620)
Accrued compensation	(6,707)	(6,937)
Accrued interest payable	(1,386)	(112)
Increase in current assets less current liabilities (exclusive of acquisition)	$(29,538)	$(30,876)

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The Company’s segment results are as follows:

	Second Quarter		First Half
In Thousands	2015	2014	2015	2014
Net Sales:
Nonalcoholic Beverages	$599,607	$450,505	$1,041,290	$831,759
All Other	40,693	31,886	74,508	59,108
Eliminations*	(25,617)	(22,918)	(47,862)	(42,812)
Consolidated	$614,683	$459,473	$1,067,936	$848,055

Operating Income:
Nonalcoholic Beverages	$37,061	$29,990	$52,392	$41,580
All Other	1,255	1,274	2,826	1,800
Consolidated	$38,316	$31,264	$55,218	$43,380

Depreciation and Amortization:
Nonalcoholic Beverages	$18,638	$14,175	$35,342	$28,088
All Other	1,079	699	2,032	1,355
Consolidated	$19,717	$14,874	$37,374	$29,443

Capital Expenditures:
Nonalcoholic Beverages	$26,226	$12,526	$45,478	$26,216
All Other	2,334	3,382	9,474	6,525
Consolidated	$28,560	$15,908	$54,952	$32,741

	June 28,	Dec. 28,	June 29,
	2015	2014	2014
Total Assets:
Nonalcoholic Beverages	$1,658,706	$1,399,057	$1,347,240
All Other	58,535	44,629	40,830
Eliminations	(7,250)	(10,610)	(8,890)
Consolidated	$1,709,991	$1,433,076	$1,379,180

*NOTE: The entire net sales elimination for each year presented represent net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2015	2014	2015	2014
Bottle/can sales:
Sparkling beverages (including energy products)	$396,492	$287,821	$694,311	$542,792
Still beverages	111,467	79,188	182,055	136,338
Total bottle/can sales	507,959	367,009	876,366	679,130

Other sales:
Sales to other Coca-Cola bottlers	48,560	45,268	86,406	82,389
Post-mix and other	58,164	47,196	105,164	86,536
Total other sales	106,724	92,464	191,570	168,925

Total net sales	$614,683	$459,473	$1,067,936	$848,055

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21.  New Accounting Pronouncements

Recently Adopted Pronouncements

In April 2014, the FASB issued new guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.   The new guidance was effective for annual and interim periods beginning after December 15, 2014.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers.  The new guidance was to be effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB deferred the effective date to annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued new guidance on accounting for inventory.  The new guidance requires entities to measure most inventory “at lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  The new guidance is effective for annual and interim periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

22. Subsequent Event

On July 22, 2015, the Company, BYB Brands, Inc., a wholly-owned subsidiary of the Company (“BYB”) and The Coca-Cola Company entered into a stock purchase agreement, pursuant to which the Company has agreed to sell to The Coca-Cola Company all of the issued and outstanding stock of BYB.  The parties have agreed on a purchase price of approximately $25 million.  The transaction is expected to close in August 2015, during the Company’s third quarter.

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

Expansion of Company’s Franchise Territory

During 2015, the Company completed its acquisitions of franchise territory announced as part of the April 2013 letter of intent signed with The Coca-Cola Company.  The expansion of franchise territory completed includes distribution rights in parts of Tennessee, Kentucky and Indiana previously served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company.  A summary of this territory expansion completed as of June 28, 2015 is as follows:

	Acquisition	Cash Purchase Price
Territory	Date	(In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	29.5
Cleveland and Cookeville, Tennessee	January 30, 2015	13.8
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	19.8
Paducah and Pikeville, Kentucky	May 1, 2015	7.5

In addition, on May 1, 2015, the Company acquired certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by CCR’s facilities and equipment located in Lexington, Kentucky (including the rights to produce such beverages in the Lexington, Kentucky territory) in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by the Company’s facilities and equipment located in Jackson, Tennessee (including the rights to produce such beverages in the Jackson, Tennessee territory). The net assets received by the Company in the Lexington-for-Jackson exchange transaction, after deducting the value of certain retained assets and retained liabilities, was approximately $10.3 million, which was paid in cash at closing.

The financial results for the expansion territories and the exchange territory have been included in the Company’s consolidated financial statements from their acquisition dates.  These territories contributed $114.0 million and $4.3 million in net sales and $3.6 million and $0.3 million in operating income in the second quarter of 2015 (“Q2 2015”) and the second quarter of 2014 (“Q2 2014), respectively. These territories contributed $167.3 million and $4.3 million in net sales and $6.4 million and $0.3 million in operating income in the first half of 2015 (“YTD 2015”) and the half of 2014 (“YTD 2014”), respectively.

Further Expansion of Company’s Franchise Territory

On May 12, 2015, the Company and The Coca-Cola Company entered into a non-binding letter of intent (the “2015 LOI”) pursuant to which CCR will grant the Company in two phases certain exclusive rights for the distribution, promotion, marketing and sale of The Coca-Cola Company-owned and -licensed products in certain territories currently served by CCR. The first phase of additional distribution territory expansion includes eastern and northern Virginia, most of Delaware, the entire State of Maryland, Washington, DC, and parts of North Carolina, Pennsylvania and West Virginia. The second phase of additional distribution territory expansion includes central and southern Ohio, northern Kentucky and parts of Indiana and Illinois.  The major markets that will be served as part of this expansion include: Baltimore, MD; Alexandria, Norfolk and Richmond, VA; Washington, DC; Cincinnati, Columbus and Dayton, OH; and Indianapolis, IN.  The Company is continuing to work towards a definitive agreement with The Coca-Cola Company for the proposed franchise territory expansion described in the 2015 LOI.  There is no assurance that the Company and The Coca-Cola Company will reach a definitive agreement for the proposed franchise territory expansion contemplated in the 2015 LOI.

Monster Distribution Agreement

Prior to April 6, 2015, the Company distributed energy drink products packaged and/or marketed by MEC Energy Company (“MEC”) under the primary brand name “Monster” (“MEC Products) in certain portions of the Company’s territories.  On March 26, 2015, the Company and MEC entered into a new distribution agreement granting the Company rights to distribute MEC Products throughout all of the geographic territory the Company currently services for the distribution of Coca-Cola products commencing April 6, 2015.

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

The nonalcoholic beverage market is highly competitive.  The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.  The sparkling beverage category (including energy products) represents approximately 79% of the Company’s YTD 2015 bottle/can net sales to retail customers.

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

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2015	2014	2015	2014
Bottle/can sales:
Sparkling beverages (including energy products)	$396,492	$287,821	$694,311	$542,792
Still beverages	111,467	79,188	182,055	136,338
Total bottle/can sales	507,959	367,009	876,366	679,130

Other sales:
Sales to other Coca-Cola bottlers	48,560	45,268	86,406	82,389
Post-mix and other	58,164	47,196	105,164	86,536
Total other sales	106,724	92,464	191,570	168,925

Total net sales	$614,683	$459,473	$1,067,936	$848,055

Areas of Emphasis

In addition to expansion of the Company’s franchise territories and of the distribution of MEC products throughout all of our territory, key priorities for the Company include revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. New products and packaging introductions over the last several years include Coca-Cola Life, the 1.25-liter bottle, the 7.5-ounce sleek can, 253 ml and 300 ml bottles and the 2-liter contour bottle for Coca-Cola products.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $103.2 million and $102.1 million in YTD 2015 and YTD 2014, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system.  This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products.  In addition, the Company has focused on reducing fixed warehouse-related costs by consolidating warehouse space throughout the Company’s territory.

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

Results of Operations

Q2 2015 Compared to Q2 2014.

The following overview provides a summary of key information concerning the Company’s financial results for Q2 2015 compared to Q2 2014.

	Second Quarter
In Thousands (Except Per Share Data)	2015	2014	Change	% Change
Net sales	$614,683	$459,473	$155,210	33.8
Cost of sales	377,366	273,953	103,413	37.7
Gross margin	237,317	185,520	51,797	27.9
S,D&A expenses	199,001	154,256	44,745	29.0
Income from operations	38,316	31,264	7,052	22.6
Interest expense, net	6,718	7,343	(625)	(8.5)
Other income (expense)	6,078	0	6,078	N/M
Gain on exchange of franchise territory	8,807	0	8,807	N/M
Income before taxes	46,483	23,921	22,562	94.3
Income tax expense	17,562	8,589	8,973	104.5
Net income	28,921	15,332	13,589	88.6
Net income attributable to the Company	26,934	13,783	13,151	95.4
Basic net income per share:
Common Stock	$2.90	$1.49	$1.41	94.6
Class B Common Stock	$2.90	$1.49	$1.41	94.6
Diluted net income per share:
Common Stock	$2.89	$1.48	$1.41	95.3
Class B Common Stock	$2.88	$1.48	$1.40	94.6

Items Impacting Operations and Financial Condition

The following items affect the comparability of the Q2 2015 and Q2 2014 financial results:

Q2 2015

•	$114.0 million in net sales and $3.6 million of operating income related to Expansion Territories acquired during 2014 and 2015,
•	$8.8 million gain on the exchange of certain franchise territories and related assets and liabilities,
•

$6.1 million recorded in other income as a result of a favorable fair value adjustment to the Company’s contingent consideration liability related to the expansion territories acquired during 2014 and 2015, and

•	$4.3 million of expenses related to acquiring and transitioning new distribution territories.

Q2 2014

•	$3.1 million of expenses related to acquiring and transitioning new distribution territories,
•	$5.1 million in net sales and $1.0 million of operating income related to legacy franchise territories exchanged in 2015, and
•	$4.3 million in net sales and $0.3 million of operating income related to Expansion Territories acquired during 2014.

Net Sales

Net sales increased $155.2 million, or 33.8%, to $614.7 million in Q2 2015 compared to $459.5 million in Q2 2014.  The increase in net sales for Q2 2015 compared to Q2 2014 was principally attributable to the following:

Q2 2015	Attributable to:
(In Millions)
$105.4	Net sales increase related to newly acquired expansion territories in 2014 and 2015, reduced by the 2014 comparable sales of the legacy territory exchanged for expansion territories in 2015
21.1

5.6% increase in bottle/can sales price per unit to retail customers in the Company's legacy territories, primarily due to an increase in energy beverage volume, including MEC Products (which has a higher sales price per unit), and an increase in all beverage categories sales price per unit, except the water beverage category

19.1	5.4% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
6.5	Increase in external transportation revenue
2.3	5.2% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
1.0

2.0% increase in sales price per unit of sales to other Coca-Cola bottlers, primarily due to a higher percentage of energy products, including MEC Products, and still beverages (which have higher sales price per unit than non-energy sparkling beverages)

(0.2)	Other
$155.2	Total increase in net sales

In Q2 2015, the Company’s bottle/can sales to retail customers accounted for 82.6% of the Company’s total net sales.  Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances.  Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q2 2015 and Q2 2014 as a percentage of total bottle/can sales volume to retail customers and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2015	Q2 2014	% Increase
Sparkling beverages (including energy products)	77.4%	77.7%	29.9
Still beverages	22.6%	22.3%	32.2
Total bottle/can sales volume	100.0%	100.0%	30.4

Bottle/can volume to retail customers (excluding Expansion Territories acquired in 2014 and 2015 and the Jackson territory exchange) increased 5.4%, which represented a 4.2% increase in sparkling beverages and a 9.4% increase in still beverages in Q2 2015 compared to Q2 2014.  The increase in sparkling beverages was primarily due to increases in energy beverages, which was primarily due to the Company’s expanding its territories where the Company distributes Monster.  The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages (other than energy beverages) are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences.

Cost of Sales

Cost of sales includes the following:  raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased 37.7%, or $103.4 million, to $377.4 million in Q2 2015 compared to $274.0 million in Q2 2014.  The increase in cost of sales for Q2 2015 compared to Q2 2014 was principally attributable to the following:

Q2 2015	Attributable to:
(In Millions)
$68.9

Net increase in cost of sales related to newly acquired  expansion territories in 2014 and 2015, reduced by the 2014 comparable cost of sales of the legacy territory exchanged for expansion territories in 2015

14.5	Increase in raw material costs and increased purchases of finished products
11.1	5.4% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
5.8	Increase in external transportation costs of sales
2.2	5.2% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
(1.7)	Increase in marketing funding support received for the legacy territories, primarily from The Coca-Cola Company
0.9	Increase in cost due to the Company's commodity hedging program
1.7	Other
$103.4	Total increase in cost of sales

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $18.4 million for Q2 2015 compared to $14.4 million for Q2 2014. The increase related primarily to marketing fund support in the Expansion Territories.

Gross Margin

Gross margin dollars increased 27.9%, or $51.8 million, to $237.3 million in Q2 2015 compared to $185.5 million in Q2 2014.  Gross margin as a percentage of net sales decreased to 38.6% for Q2 2015 from 40.4% for Q2 2014.  The increase in gross margin dollars for Q2 2015 compared to Q2 2014 was principally attributable to the following:

Q2 2015	Attributable to:
(In Millions)
$36.5

Net increase in gross margin related to newly acquired expansion territories in 2014 and 2015, reduced by the 2014 comparable gross margin of the legacy territory exchanged for expansion territories in 2015

21.1

5.6% increase in bottle/can sales price per unit to retail customers in the Company's legacy territories, primarily due to an increase in energy beverage volume, including MEC Products (which has a higher sales price per unit), and an increase in all beverage categories sales price per unit except the water beverage category

(14.5)	Increase in raw material costs and increased purchases of finished products
8.0	5.4% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
1.7	Increase in marketing funding support received for the legacy territories, primarily from The Coca-Cola Company
1.0

2.0% increase in sales price per unit of sales to other Coca-Cola bottlers, primarily due to a higher percentage of energy products, including MEC Products, and still beverages (which have higher sales price per unit than  non-energy sparkling beverages)

(0.9)	Increase in cost due to the Company's commodity hedging program
0.7	Increase in external transportation gross margin
(1.8)	Other
$51.8	Total increase in gross margin

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

S,D&A expenses increased by $44.8 million, or 29.0%, to $199.0 million in Q2 2015 from $154.2 million in Q2 2014.  S,D&A expenses as a percentage of net sales decreased to 32.4% in Q2 2015 from 33.6% in Q2 2014.  The increase in S,D&A expenses for Q2 2015 compared to Q2 2014 was principally attributable to the following:

Q2 2015	Attributable to:
(In Millions)
$19.5	Increase in employee salaries excluding, incentive compensation, due to normal salary increases and additional personnel added from territory expansion
3.6	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for vending equipment in the expansion territories
3.4

Increase in employee benefit costs primarily due to additional medical expense (for employees from territory expansion) and pension expense offset by reduced retiree medical benefit costs for legacy employees

2.2	Increase in incentive compensation expense due to the Company’s financial performance
2.0	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships in new territories
1.3	Increase in vending and fountain parts expense due to the addition of new territories
1.2	Increase in software expenses primarily due to investment in technology for new territories
1.2	Increase in professional fees primarily due to additional compliance and technology expenses
1.2	Increase in employee travel expense due to new territories and technology support
1.1	Increase in employer payroll taxes primarily due to expansion territories payroll
1.1	Increase in expenses related to the Company’s franchise territory expansion, primarily professional fees and travel expenses related to due diligence
0.9	Increase in temporary labor related to new territories and warehouse labor
0.7	Increase in property and casualty insurance expense primarily due to an increase in workers' compensation insurance claims
5.4	Other
$44.8	Total increase in S,D&A expenses

Interest Expense

Net interest expense decreased by $0.6 million or 8.5% in Q2 2015 compared to Q2 2014.  The decrease in Q2 2015, as compared to Q2 2014, was primarily due to the refinancing in April 2015 of $100 million in senior notes with borrowings under the Company’s Revolving Credit Facility which has a lower interest rate, partially offset by additional borrowings to finance the territory expansion. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.3% and 5.7% during Q2 2015 and Q2 2014, respectively.

Other Income (Expense)

Other income in Q2 2015 included a noncash benefit of $6.1 million as a result of a favorable fair value adjustment of the Company’s contingent consideration liability related to the expansion territories acquired during 2014 and 2015.  The adjustment was primarily driven by an increase in the risk-free interest rate during Q2 2015.

Each reporting period, the Company adjusts its contingent consideration liability related to the territory expansion to fair value. The fair value is determined by discounting future expected sub-bottler payments required under the CBAs using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including the risk-free interest rate. These future expected sub-bottler payments extend through the life of the related distribution asset acquired in each expansion territory, which is generally 40 years. In addition, the Company is required quarterly to pay the current portion of the sub-bottling fee. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, the Company’s best estimate of the amounts that will be paid in the future under the CBAs, and current sub-bottling payments. Changes in any of these factors, particularly the underlying risk-free interest rate, could materially impact the amount of noncash expense (or income) recorded each reporting period.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q2 2015 and Q2 2014 was 37.8% and 35.9%, respectively.  The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q2 2015 and Q2 2014 was 39.5% and 38.4%, respectively.  The increase is primarily due to the reduction in the manufacturing deduction in Q2 2015, as compared to Q2 2014 driven by a lower proportion of net income being generated from territories where manufacturing rights exist.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.0 million and $1.5 million in Q2 2015 and Q2 2014 respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive income, net of tax, was $0.4 million in both Q2 2015 and Q2 2014.

YTD 2015 compared to YTD 2014.

The following overview provides a summary of key information concerning the Company’s financial results for YTD 2015 compared to YTD 2014.

	First Half			%
In Thousands (Except Per Share Data)	2015	2014	Change	Change
Net sales	$1,067,936	$848,055	$219,881	25.9
Cost of sales	646,246	506,202	140,044	27.7
Gross margin	421,690	341,853	79,837	23.4
S,D&A expenses	366,472	298,473	67,999	22.8
Income from operations	55,218	43,380	11,838	27.3
Interest expense, net	14,065	14,566	(501)	(3.4)
Other income (expense)	989	0	989	N/M
Gain on exchange of franchise territory	8,807	0	8,807	N/M
Income before taxes	50,949	28,814	22,135	76.8
Income tax expense	19,075	10,381	8,694	83.7
Net income	31,874	18,433	13,441	72.9
Net income attributable to the Company	29,158	16,232	12,926	79.6
Basic net income per share:
Common Stock	$3.14	$1.75	$1.39	79.4
Class B Common Stock	$3.14	$1.75	$1.39	79.4
Diluted net income per share:
Common Stock	$3.13	$1.74	$1.39	79.9
Class B Common Stock	$3.12	$1.74	$1.38	79.3

Items Impacting Operations and Financial Condition

The following items affect the comparability of the YTD 2015 and YTD 2014 financial results:

YTD 2015

•	$167.3 million in net sales and $6.4 million of operating income related to Expansion Territories acquired during 2014 and 2015,
•	$8.8 million gain on the exchange of certain franchise territories and related assets and liabilities,
•	$7.2 million of expenses related to acquiring and transitioning new distribution territories, and
•

$1.0 million of other income as a result of a favorable fair value adjustment of the Company’s acquisition contingent consideration liability related to the expansion territories acquired during 2014 and 2015.

YTD 2014

•	$5.1 million of expenses related to acquiring and transitioning new distribution territories,
•	$5.1 million in net sales and $1.0 million of operating income related to legacy franchise territories exchanged in 2015, and
•	$4.3 million in net sales and $0.3 million of operating income related to Expansion Territories acquired during 2014.

Net Sales

Net sales increased $219.9 million, or 25.9%, to $1.07 billion in YTD 2015 compared to $848.0 million in YTD 2014.  The increase in net sales for YTD 2015 compared to YTD 2014 was principally attributable to the following:

YTD 2015	Attributable to:
(In Millions)
$158.5	Net sales increase related to newly acquired expansion territories in 2014 and 2015, reduced by the 2014 comparable sales of the legacy territory exchanged for expansion territories in 2015
27.6

4.1% increase in bottle/can sales price per unit to retail customers in the Company's legacy territories, primarily due to an increase in energy beverage volume, including MEC Products (which has a higher sales price per unit), and an increase in all beverage categories sales price per unit except the water beverage category

18.2	2.7% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
11.2	Increase in external transportation revenue
2.1	2.6% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
1.9

2.2% increase in sales price per unit of sales to other Coca-Cola bottlers, primarily due to a higher percentage of energy products, including MEC Products, and still beverages (which have higher sales price per unit than non-energy sparkling beverages)

1.3	3.0% increase in post-mix sales price per unit
(0.9)	Other
$219.9	Total increase in net sales

In YTD 2015, the Company’s bottle/can sales to retail customers accounted for 82.1% of the Company’s total net sales.  Product category sales volume in YTD 2015 and YTD 2014 as a percentage of total bottle/can sales volume to retail customers and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2015	YTD 2014	% Increase
Sparkling beverages (including energy products)	78.9%	79.6%	22.2
Still beverages	21.1%	20.4%	27.6
Total bottle/can sales volume	100.0%	100.0%	23.3

Bottle/can volume for retail customers (excluding Expansion Territories acquired in 2014 and YTD 2015 and the Jackson territory exchange) increased 2.7% which represented a 1.2% increase in sparkling beverages and an 8.9% increase in still beverages in YTD 2015 compared to YTD 2014.  The volume increase in sparkling beverages was primarily due to increases in energy beverages which was primarily due to the Company’s expanding its territories where the Company distributes MEC Products. The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages (other than energy beverages) are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences.

The Company’s products are sold and distributed through various channels.  They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During both YTD 2015 and YTD 2014, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption.  The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume to retail customers during both YTD 2015 and YTD 2014.  The Company’s second largest customer, Food Lion, LLC, accounted for approximately 8% and 9% of the Company’s total bottle/can volume to retail customers during YTD 2015 and YTD 2014, respectively.  Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s net sales during both YTD 2015 and YTD 2014.   No other customer represented greater than 10% of the Company’s total net sales in YTD 2015 or YTD 2014.   All of the Company’s beverage sales are to customers in the United States.

Cost of Sales

Cost of sales increased $140.0 million, or 27.7%, to $646.2 million in YTD 2015 compared to $506.2 million in YTD 2014.  The increase in cost of sales for YTD 2015 compared to YTD 2014 was principally attributable to the following:

YTD 2015	Attributable to:
(In Millions)	`
$101.3

Net increase in cost of sales related to newly acquired  expansion territories in 2014 and 2015, reduced by the 2014 comparable cost of sales of the legacy territory exchanged for expansion territories in 2015

15.1	Increase in raw material costs and increased purchases of finished products
10.6	2.7% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
9.3	Increase in external transportation cost of sales
(2.1)	Increase in marketing funding support received for the legacy territories, primarily from The Coca-Cola Company
2.0	2.6% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
1.4	Increase in cost due to the Company's commodity hedging program
2.4	Other
140.0	Total increase in cost of sales

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $32.4 million for YTD 2015 compared to $26.8 million for YTD 2014. The increase related primarily to marketing funding support received in the expansion territories.

Gross Margin

Gross margin dollars increased 23.4%, or $79.8 million, to $421.7 million in YTD 2015 compared to $341.9 million in YTD 2014. Gross margin as a percentage of net sales decreased to 39.5% for YTD 2015 from 40.3% in YTD 2014.  The increase in gross margin dollars for YTD 2015 compared to YTD 2014 was principally attributable to the following:

YTD 2015	Attributable to:
(In Millions)
$57.2

Net increase in gross margin related to newly acquired expansion territories in 2014 and 2015, reduced by the 2014 comparable gross margin of the legacy territory exchanged for expansion territories in 2015

27.6

4.1% increase in bottle/can sales price per unit to retail customers in the Company's legacy territories,  primarily due to an increase in energy beverage volume, including MEC Products (which has a higher sales price per unit), and an increase in all beverage categories sales price per unit except the water beverage category

(15.1)	Increase in raw material costs and increased purchases of finished products
7.6	2.7% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
2.1	Increase in marketing funding support received for the legacy territories, primarily from The Coca-Cola Company
1.9	Increase in external transportation gross margin
1.9

2.2% increase in sales price per unit of sales to other Coca-Cola bottlers, primarily due to a higher percentage of energy products, including MEC Products, and still beverages (which have higher sales price per unit than  non-energy sparkling beverages)

(1.4)	Increase in cost due to the Company's commodity hedging program
1.3	3.0% increase in post-mix sales price per unit
(3.3)	Other
$79.8	Total increase in gross margin

The Company’s gross margins may not be comparable to other peer companies, since some of them include all costs related to their distribution network in cost of sales and the Company does not.  The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses

S,D,&A expenses increased by $68.0 million, or 22.8% to $366.5 million in YTD 2015 from $298.5 million in YTD 2014. S,D,&A expenses as a percentage of net sales decreased to 34.3% in YTD 2015 from 35.2% in YTD 2014.  The increase in S,D&A expenses for YTD 2015 compared to YTD 2014 was principally attributable to the following:

YTD 2015	Attributable to:
(In Millions)
$30.8	Increase in employee salaries, excluding incentive compensation, due to normal salary increases and additional personnel added from territory expansion
5.8	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for vending equipment in the expansion territories
4.9	Increase in incentive compensation expense due to the Company’s financial performance
4.7

Increase in employee benefit costs primarily due to additional medical expense (for employees from territory expansion) and pension expense offset by reduced retiree medical benefit costs for legacy employees

3.3	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships in new territories
2.1	Increase in vending and fountain parts expense due to the addition of new territories
1.9	Increase in software expenses primarily due to investment in technology for new territories
1.9	Increase in professional fees primarily due to additional compliance and technology expenses
1.9	Increase in expenses related to the Company’s franchise territory expansion, primarily professional fees and travel expenses related to due diligence
(1.7)	Decrease in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily due to reduced fuel pricing and hedging activities
1.5	Increase in employer payroll taxes primarily due to expansion territories payroll
1.4	Increase in employee travel expense due to new territories and technology support
1.2	Increase in temporary labor related to new territories and warehouse labor
0.8	Increase in property and casualty insurance expense primarily due to an increase in workers' compensation insurance claims
7.5	Other
$68.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales.  Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $103.2 million and $102.1 million in YTD 2015 and YTD 2014, respectively.

Interest Expense

Net interest expense decreased by $0.5 million or 3.4% in YTD 2015 compared to YTD 2014. The decrease in YTD 2015, as compared to YTD 2014 was primarily due to the refinancing in April 2015 of $100 million in senior notes with borrowings under the Company’s Revolving Credit Facility which has a lower interest rate, partially offset by additional borrowings to finance the territory expansion. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.8% and 5.8% during YTD 2015 and YTD 2014.

Other Income (Expense)

Other income in YTD 2015 included a noncash benefit of $1.0 million as a result of a favorable fair value adjustment of the Company’s contingent consideration liability related to the expansion territories acquired during 2014 and 2015, which was primarily driven by an increase in the risk-free interest rate.

Each reporting period, the Company adjusts its contingent consideration liability related to the territory expansion to fair value. The fair value is determined by discounting future expected sub-bottler payments required under the CBAs using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including the risk-free interest rate. These future expected sub-bottler payments extend through the life of the related distribution asset acquired in each expansion territory, which is generally 40 years. In addition, the Company is required quarterly to pay the current portion of the sub-bottling fee. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, the Company’s best estimate of the amounts that will be paid in the future under the CBAs, and current sub-bottling payments. Changes in any of these factors, particularly the underlying risk-free interest rate, could materially impact the amount of noncash expense (or income) recorded each reporting period.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2015 and YTD 2014 was 37.4% and 36.0%, respectively.  The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2015 and YTD 2014 was 39.5% and 39.0%, respectively.  The increase is primarily due to the reduction in the manufacturing deduction in YTD 2015, as compared to YTD 2014 driven by a lower proportion of net income being generated from territories where manufacturing rights exist.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.7 million and $2.2 million in YTD 2015 and YTD 2014 respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive income, net of tax, was $0.8 million in both YTD 2015 and YTD 2014.

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

	Second Quarter		First Half
In Thousands	2015	2014	2015	2014
Net Sales:
Nonalcoholic Beverages	$599,607	$450,505	$1,041,290	$831,759
All Other	40,693	31,886	74,508	59,108
Eliminations	(25,617)	(22,918)	(47,862)	(42,812)
Consolidated	$614,683	$459,473	$1,067,936	$848,055

Operating Income:
Nonalcoholic Beverages	$37,061	$29,990	$52,392	$41,580
All Other	1,255	1,274	2,826	1,800
Consolidated	$38,316	$31,264	$55,218	$43,380

Financial Condition

Total assets increased to $1.71 billion at June 28, 2015, from $1.43 billion at December 28, 2014 and $1.38 billion at June 29, 2014 primarily due to assets acquired in the expansion territories.  Net working capital, defined as current assets less current liabilities, increased by $67.9 million to $127.5 million at June 28, 2015 from December 28, 2014 and increased by $50.2 million at June 28, 2015 from June 29, 2014.

Significant changes in net working capital from December 28, 2014 were as follows:

•	An increase in cash and cash equivalents of $34.7 million primarily due to cash flows generated from operations.
•	An increase in accounts receivable, trade of $66.9 million primarily due to normal seasonal sales increases and accounts receivable from territories acquired in 2015.
•	A net increase in accounts payable to The Coca-Cola Company of $22.2 million primarily due to activity from territories acquired and the timing of payments and receipts.

•	An increase in inventories of $28.9 million primarily due to a normal seasonal increase and inventories from territories acquired in 2015.
•	An increase in accounts payable, trade of $20.7 million primarily due to a normal seasonal increase in purchases and purchases from territories acquired in 2015.
•	An increase in other accrued liabilities of $28.5 million primarily due to timing of payments and an increase in the current portion of acquisition related contingent consideration.
•	A decrease in accrued compensation of $6.0 million primarily due to payment of 2014 bonuses in March 2015.

Significant changes in net working capital from June 29, 2014 were as follows:

•	An increase in cash and cash equivalents of $20.9 million primarily due to cash flows generated from operations.
•	An increase in accounts receivable, trade of $59.1 million primarily due to accounts receivable sales from territories acquired in 2014 and 2015.
•	A net increase in accounts payable to The Coca-Cola Company of $26.1 million primarily due to the timing of payments and territories acquired in 2014 and 2015.
•	An increase in inventories of $16.3 million primarily due to inventories from the territories acquired in 2014 and 2015 and inventory required for the execution of future marketing strategies.
•	An increase in prepaid expenses and other current assets of $10.8 million primarily due to overpayment of federal and state income taxes in 2014.
•	A decrease in the current portion of debt of $20.0 million due to repayment of an uncommitted line of credit with borrowings from the Company’s revolving credit facility.
•	An increase in accounts payable, trade of $25.0 million primarily due to accounts payable from territories acquired in 2014 and 2015.
•	An increase in other accrued liabilities of $24.2 million primarily due to the timing of payments and an increase in the current portion of acquisition related contingent consideration.
•	An increase in accrued compensation of $8.2 million primarily due to increased incentive compensation accruals due to the Company’s financial performance.

Debt and capital lease obligations were $623.0 million as of June 28, 2015 compared to $503.8 million as of December 28, 2014 and $515.7 million as of June 29, 2014.  Debt and capital lease obligations as of June 28, 2015 included $59.2 million of capital lease obligations related primarily to Company facilities.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facility balances and the net proceeds from the issuance of additional debt and equity securities.  Management believes the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months.  The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement.  The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit.  On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility thereby increasing the aggregate availability by $100 million to $450 million.  Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing.  At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments.  The Revolving Credit Facility includes two financial covenants:  a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the respective credit agreements.  The Company was in compliance with these covenants as of June 28, 2015.  These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. On June 28, 2015 and December 28, 2014, the Company had $290.0 million and $71.0 million, respectively, of outstanding borrowings under the Revolving Credit Facility. On June 29, 2014, the Company had $60.0 million of outstanding borrowings on the Company’s prior revolving credit facility.

The Company had $100 million of senior notes which matured in April 2015.  The Company used borrowings under the Revolving Credit Facility to refinance the notes.

On October 31, 2014, the Company terminated an uncommitted line of credit under which the Company could borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank and refinanced the outstanding balance with additional borrowings under the Revolving Credit Facility. On June 29, 2014, the Company had $20.0 million outstanding under the uncommitted line of credit.

The Company historically has obtained the majority of its long-term financing, other than capital leases, from public markets.  As of June 28, 2015, $273.9 million of the Company’s total outstanding balance of debt and capital lease obligations of $623.0 million was financed through publicly offered debt.  The Company had capital lease obligations of $59.2 million as of June 28, 2015.

The Company has $164.8 million of senior notes which mature in June 2016.  The Company currently expects to refinance these senior notes and, accordingly, has classified all the $164.8 million senior notes due June 2016 as long-term debt at June 28, 2015.

As of June 28, 2015, December 28, 2014 and June 29, 2014, the weighted average interest rate of the Company’s debt and capital lease obligations was 4.3%, 5.8% and 5.7%, respectively, for its outstanding debt and capital lease obligations.  The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.8% and 5.8% in YTD 2015 and YTD 2014 respectively.  As of June 28, 2015, $290.0 million of the Company’s debt and capital lease obligations of $623.0 million were subject to changes in short-term interest rates.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries.  There are no guarantees of the Company’s debt.

At June 28, 2015, the Company’s credit ratings were as follows:

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

Net debt and capital lease obligations were summarized as follows:

	June 28,	Dec. 28,	June 29,
In Thousands	2015	2014	2014
Debt	$563,860	$444,759	$453,661
Capital lease obligations	59,153	59,050	62,063
Total debt and capital lease obligations	623,013	503,809	515,724
Less: Cash and cash equivalents	43,801	9,095	22,874
Total net debt and capital lease obligations (1)	$579,212	$494,714	$492,850

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

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the territory expansion transactions completed in 2015 and 2014. The June 28, 2015 balance of $94.1 million included a $6.1 million and a $1.0 million noncash fair value adjustment to decrease the liability in Q2 2015 and YTD 2015, respectively. There were no transfers from Level 1 or Level 2. The $6.1 million and $1.0 million noncash fair value adjustments in Q2 2015 and YTD 2015, respectively, did not impact the Company’s liquidity or capital resources.

Cash Sources and Uses

The primary sources of cash for the Company in YTD 2015 and YTD 2014 were cash flows from operating activities and borrowings under credit facilities. The primary uses of cash in YTD 2015 and YTD 2014 were payments of long-term debt, capital expenditures, territory acquisitions and exchanges, income tax payments, dividend payments, and payment of capital lease obligations.

A summary of activity for YTD 2015 and YTD 2014 follows:

	First Half
In Millions	2015	2014
Cash Sources
Cash provided by operating activities (excluding income tax)	$41.7	$31.3
Proceeds from Revolving Credit Facility	239.0	75.0
Proceeds from the sale of property, plant and equipment	0.1	1.1
Total cash sources	$280.8	$107.4

Cash Uses
Payment of $100 million Senior Notes	$100.0	$-
Capital expenditures	57.1	37.0
Acquisition of expansion territories	51.3	12.2
Payment of acquisition contingent consideration	0.8	-
Payment on Revolving Credit Facility /Line of Credit	20.0	20.0
Payment on capital lease obligations	3.3	2.9
Dividends	4.6	4.6
Income tax payments	8.7	19.5
Payment for debt issuance costs	0.2	-
Other	0.1	0.1
Total cash uses	$246.1	$96.3
Increase in cash	$34.7	$11.1

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $15 million and $25 million for the remainder of 2015.  This projection does not include any anticipated cash income tax requirements from additional expansion territory transactions.

Operating Activities

During YTD 2015, cash provided by operating activities increased $21.2 million, as compared to YTD 2014. The increase in cash provided by operating activities was primarily due to an increase in net income of $13.4 million and an increase in depreciation and amortization expense of $7.9 million.  Included in net income is an $8.8 million gain on the exchange of franchise territory and a non-cash favorable fair value adjustment to acquisition related contingent consideration.

Investing Activities

During YTD 2015, the Company acquired the 2015 Expansion Territories and completed the Lexington-for-Jackson exchange.  The total cash used to acquire these expansion and exchange territories was $51.3 million. During YTD 2014, the Company acquired franchise territories in Johnson City and Morristown, Tennessee for $12.2 million in cash.

Additions to property, plant and equipment during YTD 2015 were $57.1 million, of which $7.0 million were accrued in accounts payable, trade as unpaid. This amount excludes $39.7 million in property, plant and equipment acquired in the territory expansion and exchange transactions completed in YTD 2015. This compared to $32.7 million in additions to property, plant and equipment during YTD 2014, of which $2.9 million were accrued in accounts payable, trade as unpaid. The YTD 2014 additions exclude $8.5 million in property, plant and equipment acquired in the territory expansion in YTD 2014. Capital expenditures during YTD 2015 were funded with cash flows from operations and available credit facilities. The Company anticipates that additions to property, plant and equipment in 2015 will be in the range of $130 million to $160 million.

Financing Activities

During YTD 2015, the Company’s net borrowings under the Revolving Credit Facility increased $219.0 million primarily to refinance $100 million of senior notes in April 2015, to fund acquisition of new territories, and to fund working capital requirements and capital expenditures.  During YTD 2014, the Company’s net borrowings under the Company’s prior revolving credit facility increased $55.0 million primarily to fund seasonal working capital requirements, capital expenditures and acquisition of new territories.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $33.7 million of debt for these entities as of June 28, 2015.   In addition, the Company has an equity ownership in each of the entities.   The members of both cooperatives consist solely of Coca-Cola bottlers.  The Company does not anticipate either of these cooperatives will fail to fulfill their commitments.  The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.  As of June 28, 2015, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.6 million including the Company’s equity interests.  See Note 12 and Note 17 to the consolidated financial statements for additional information about these entities.

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

The net impact of the commodity hedges was to increase the cost of sales by $0.7 million in YTD 2015 and to decrease cost of sales by $0.7 million in YTD 2014, and to decrease S,D&A expenses by $0.6 million in YTD 2015. Commodity hedges did not impact S,D&A expenses in YTD 2014.

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

The Company did not make changes in any critical accounting policies during YTD 2015.  Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  The new guidance was effective for annual and interim periods beginning after December 15, 2014.  The impact on the Company of adopting the new guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers.  The new guidance was to be effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB deferred the effective date to annual and interim periods beginning after December 15, 2017.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued new guidance on accounting for inventory.  The new guidance requires entities to measure most inventory “at lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  The new guidance is effective for annual and interim periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

•	the Company’s key priorities which are territory expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;
•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $7 million to $10 million for the remainder of 2015;
•	the Company’s belief that cash requirements for income taxes will be in the range of $15 million to $25 million for the remainder of 2015;
•	the Company’s expectation that additions to property, plant and equipment in 2015 will be in the range of $130 million to $160 million;
•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;
•	the Company’s belief that the majority of its deferred tax assets will be realized;
•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;
•	the Company’s belief that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;
•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $26 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be important to the Company’s overall revenue;
•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements;
•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;
•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of June 28, 2015.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt.  As of June 28, 2015, $290.0 million of the Company’s debt and capital lease obligations of $623.0 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of June 28, 2015, interest expense for the next twelve months would increase by approximately $2.9 million.  This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt.  This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

In YTD 2015 and YTD 2014, the Company entered into agreements to hedge a portion of the Company’s 2016, 2015 and 2014 commodity purchases.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2015.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Amendment to the Comprehensive Beverage Agreement for the Johnson City/Morristown territory, dated as of June 1, 2015, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc. (filed herewith).*

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

101

Financial statements from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended June 28, 2015, filed on August 7, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities   and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 7, 2015	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant
and
Senior Vice President, Shared Services
and
Chief Financial Officer

Date: August 7, 2015	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant
and
Chief Accounting Officer