Form 10-Q
period 2015-09-27
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2015-11-06
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,150,782

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Net sales	$618,806	$457,676	$1,686,742	$1,305,731
Cost of sales	380,270	272,734	1,026,516	778,936
Gross margin	238,536	184,942	660,226	526,795
Selling, delivery and administrative expenses	210,851	156,496	577,323	454,969
Income from operations	27,685	28,446	82,903	71,826
Interest expense, net	6,686	7,333	20,751	21,899
Other income (expense)	(3,992)	0	(3,003)	0
Gain on exchange of franchise territory	0	0	8,807	0
Gain on sale of business	22,651	0	22,651	0
Income before income taxes	39,658	21,113	90,607	49,927
Income tax expense	12,099	7,408	31,174	17,789
Net income	27,559	13,705	59,433	32,138
Less: Net income attributable to noncontrolling interest	2,006	1,573	4,722	3,774
Net income attributable to Coca-Cola Bottling Co. Consolidated	$25,553	$12,132	$54,711	$28,364

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.75	$1.31	$5.89	$3.06
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$2.75	$1.31	$5.89	$3.06
Weighted average number of Class B Common Stock shares outstanding	2,151	2,130	2,146	2,125

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.74	$1.30	$5.87	$3.05
Weighted average number of Common Stock shares outstanding – assuming dilution	9,332	9,311	9,327	9,306

Class B Common Stock	$2.73	$1.30	$5.85	$3.04
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,191	2,170	2,186	2,165

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Net income	$27,559	$13,705	$59,433	$32,138

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	(4)	(3)	(4)
Defined benefit plans reclassification included in pension costs:
Actuarial loss	490	277	1,467	795
Prior service costs	7	5	18	16
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	442	344	1,323	1,035
Prior service costs	(518)	(231)	(1,550)	(696)
Other comprehensive income, net of tax	422	391	1,255	1,146

Comprehensive income	27,981	14,096	60,688	33,284
Less: Comprehensive income attributable to noncontrolling interest	2,006	1,573	4,722	3,774
Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$25,975	$12,523	$55,966	$29,510

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Sept. 27,	Dec. 28,	Sept. 28,
	2015	2014	2014
ASSETS

Current Assets:
Cash and cash equivalents	$40,491	$9,095	$23,067
Accounts receivable, trade, less allowance for doubtful accounts of $1,777, $1,330 and $1,490, respectively	175,930	125,726	121,466
Accounts receivable from The Coca-Cola Company	42,349	22,741	33,074
Accounts receivable, other	22,520	14,531	15,660
Inventories	94,148	70,740	80,123
Prepaid expenses and other current assets	39,972	44,168	30,460
Total current assets	415,410	287,001	303,850

Property, plant and equipment, net	446,783	358,232	327,238
Leased property under capital leases, net	41,682	42,971	44,470
Other assets	63,509	60,832	60,497
Franchise rights	527,540	520,672	520,672
Goodwill	113,835	106,220	103,294
Other identifiable intangible assets, net	102,088	57,148	17,104

Total assets	$1,710,847	$1,433,076	$1,377,125

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Sept. 27,	Dec. 28,	Sept. 28,
	2015	2014	2014
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$164,757	$0	$0
Current portion of obligations under capital leases	6,945	6,446	6,325
Accounts payable, trade	78,872	58,640	49,477
Accounts payable to The Coca-Cola Company	85,890	51,227	47,093
Other accrued liabilities	93,098	68,775	73,856
Accrued compensation	40,562	38,677	31,953
Accrued interest payable	6,177	3,655	9,107
Total current liabilities	476,301	227,420	217,811

Deferred income taxes	138,288	140,000	150,543
Pension and postretirement benefit obligations	122,778	134,100	80,993
Other liabilities	225,928	177,250	141,625
Obligations under capital leases	50,505	52,604	54,243
Long-term debt	384,155	444,759	443,709
Total liabilities	1,397,955	1,176,133	1,088,924

Commitments and Contingencies (Note 12)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,778,896, 2,757,976 and 2,757,976 shares, respectively	2,777	2,756	2,756
Capital in excess of par value	113,064	110,860	110,860
Retained earnings	258,704	210,957	210,285
Accumulated other comprehensive loss	(88,659)	(89,914)	(57,030)
	296,090	244,863	277,075
Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409
Total equity of Coca-Cola Bottling Co. Consolidated	234,836	183,609	215,821
Noncontrolling interest	78,056	73,334	72,380
Total equity	312,892	256,943	288,201

Total liabilities and equity	$1,710,847	$1,433,076	$1,377,125

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926
Net income				28,364			28,364	3,774	32,138
Other comprehensive income, net of tax					1,146		1,146		1,146
Cash dividends paid Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,592)			(1,592)		(1,592)
Stock compensation adjustments			176				176		176
Issuance of 20,900 shares of Class B Common Stock		21	1,742				1,763		1,763
Balance on Sept. 28, 2014	$10,204	$2,756	$110,860	$210,285	$(57,030)	$(61,254)	$215,821	$72,380	$288,201

Balance on Dec. 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(61,254)	$183,609	$73,334	$256,943
Net income				54,711			54,711	4,722	59,433
Other comprehensive income, net of tax					1,255		1,255		1,255
Cash dividends paid Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,608)			(1,608)		(1,608)
Issuance of 20,920 shares of Class B Common Stock		21	2,204				2,225		2,225
Balance on Sept. 27, 2015	$10,204	$2,777	$113,064	$258,704	$(88,659)	$(61,254)	$234,836	$78,056	$312,892

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Nine Months
	2015	2014
Cash Flows from Operating Activities
Net income	$59,433	$32,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	56,299	44,358
Amortization of intangibles	2,110	377
Deferred income taxes	(3,489)	655
Loss on sale of property, plant and equipment	679	231
Impairment of property, plant and equipment	148	0
Gain on exchange of franchise territory	(8,807)	0
Gain on sale of business	(22,651)	0
Amortization of debt costs	1,491	1,438
Amortization of deferred gain related to terminated interest rate agreements	(125)	(420)
Stock compensation expense	5,674	2,272
Fair value adjustment of acquisition-related contingent consideration	3,003	0
Increase in current assets less current liabilities (exclusive of acquisition)	(16,381)	(20,370)
Increase in other noncurrent assets (exclusive of acquisition)	(3,447)	(3,362)
Decrease in other noncurrent liabilities (exclusive of acquisition)	(1,444)	(7,343)
Other	(10)	(6)
Total adjustments	13,050	17,830
Net cash provided by operating activities	72,483	49,968

Cash Flows from Investing Activities
Additions to property, plant and equipment (exclusive of acquisition)	(104,422)	(61,357)
Proceeds from the sale of property, plant and equipment	274	1,212
Proceeds from the sale of BYB Brands, Inc.	26,360	0
Acquisition of new territories, net of cash acquired	(52,739)	(12,163)
Net cash used in investing activities	(130,527)	(72,308)

Cash Flows from Financing Activities
Borrowings under revolving credit facilities	269,000	85,000
Payment on revolving credit facilities	(65,000)	(40,000)
Payment of debt	(100,000)	0
Cash dividends paid	(6,964)	(6,948)
Excess tax expense from stock-based compensation	0	176
Payment on acquisition related contingent consideration	(2,405)	0
Principal payments on capital lease obligations	(4,889)	(4,420)
Debt issuance costs (revolving credit facility)	(214)	0
Other	(88)	(162)
Net cash provided by financing activities	89,440	33,646

Net increase in cash	31,396	11,306
Cash at beginning of period	9,095	11,761
Cash at end of period	$40,491	$23,067

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$2,225	$1,763
Capital lease obligations incurred	3,361	0
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	6,430	2,854

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

2.  Acquisitions and Divestitures

During 2015, the Company completed its acquisitions of distribution territories announced as part of the April 2013 letter of intent signed with The Coca-Cola Company.  The completed expansion of the Company’s distribution territory includes distribution rights in parts of Tennessee, Kentucky and Indiana served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company.

At the closings of each of the expansion territories (excluding the Lexington-for-Jackson exchange described below), the Company signed a Comprehensive Beverage Agreement (“CBA”) for each of the territories which has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreements. The quarterly sub-bottling payment, which is accounted for as contingent consideration, is based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, related product (each as defined in the CBA) or certain cross-licensed brands. The CBA imposes certain obligations on the Company with respect to serving the expansion territories that failure to meet could result in termination of a CBA if the Company fails to take corrective measures within a specified time frame.

2014 Expansion Territories

On May 23, 2014, the Company acquired the Johnson City and Morristown, Tennessee territory, and on October 24, 2014, the Company acquired the Knoxville, Tennessee territory (“2014 Expansion Territories”) from CCR.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The fair values of acquired assets and assumed liabilities as of the acquisition dates are summarized as follows:

	Johnson City/
	Morristown	Knoxville
In Thousands	Territory	Territory
Cash	$46	$108
Inventories	1,150	2,100
Prepaid expenses and other current assets	548	1,905
Accounts receivable from The Coca-Cola Company	496	0
Property, plant and equipment	8,495	17,229
Other assets	142	1,019
Goodwill	557	4,684
Other identifiable intangible assets	13,800	37,400
Total acquired assets	$25,234	$64,445

Current liabilities (acquisition related contingent consideration)	$1,005	$2,426
Current liabilities	23	2,351
Accounts payable to The Coca-Cola Company	0	105
Other liabilities (including deferred taxes)	473	796
Other liabilities (acquisition related contingent consideration)	11,564	27,834
Total assumed liabilities	$13,065	$33,512

The fair value of the acquired identifiable intangible assets is as follows:

	Johnson City/
	Morristown	Knoxville	Estimated
In Thousands	Territory	Territory	Useful Lives
Distribution agreements	$13,200	$36,400	40 years
Customer lists	600	1,000	12 years
Total	$13,800	$37,400

The goodwill of $0.6 million and $4.7 million for the Johnson City/Morristown and Knoxville, Territories, respectively, is primarily attributed to the workforce. Goodwill of $0.1 million and $4.5 million for the Johnson City/Morristown and Knoxville Territories, respectively, is expected to be deductible for tax purposes.  During Q3 2015, the Company made certain measurement period adjustments as a result of purchase price changes to reflect the revised opening balance sheets for the Johnson City/Morristown and Knoxville, Tennessee territories. The effect on the Company’s consolidated financial statements of these measurement period adjustments was immaterial. These adjustments are included in the opening balance sheets presented above.

YTD 2015 Expansion Territories

During the first nine months of 2015 (“YTD 2015”), the Company closed on the acquisitions of the following distribution territories from CCR: Cleveland and Cookeville, Tennessee; Louisville, Kentucky and Evansville, Indiana; and Paducah and Pikeville, Kentucky (“YTD 2015 Expansion Territories”). The details of the transactions are included below.

Cleveland and Cookeville, Tennessee Territory Acquisitions

On December 5, 2014, the Company and CCR entered into an asset purchase agreement (the “December 2014-I Asset Purchase Agreement”) related to the territory served by CCR through CCR’s facilities and equipment located in Cleveland and Cookeville, Tennessee (the “January Expansion Territory”). The closing of this transaction occurred on January 30, 2015 for a cash purchase price of $13.8 million, which will remain subject to adjustment until March 13, 2016 in accordance with the terms and conditions of the December 2014-I Asset Purchase Agreement.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Louisville, Kentucky and Evansville, Indiana Territory Acquisitions

On December 17, 2014, the Company and CCR entered into an asset purchase agreement (the “December 2014-II Asset Purchase Agreement”) related to the territory served by CCR through CCR’s facilities and equipment located in Louisville, Kentucky and Evansville, Indiana (the “February Expansion Territory”). The closing of this transaction occurred on February 27, 2015, for a cash purchase price of $19.8 million, which will remain subject to adjustment until April 7, 2016 in accordance with the terms and conditions of the December 2014-II Asset Purchase Agreement.

Paducah and Pikeville, Kentucky Territory Acquisitions

On February 13, 2015, the Company and CCR entered into an asset purchase agreement (the “February Asset Purchase Agreement”) related to the territory served by CCR through CCR’s facilities and equipment located in Paducah and Pikeville, Kentucky (the “May Expansion Territory”).  The closing of this transaction occurred on May 1, 2015, for a cash purchase price of $7.5 million, which will remain subject to adjustment until June 12, 2016 in accordance with the terms and conditions of the February Asset Purchase Agreement.

The fair values of acquired assets and assumed liabilities of the YTD 2015 Expansion Territories are summarized as follows:

In Thousands	January Expansion Territory	February Expansion Territory	May Expansion Territory
Cash	$59	$105	$45
Inventories	1,238	1,268	1,045
Prepaid expenses and other current assets	1,040	1,748	332
Property, plant and equipment	6,695	16,574	6,584
Other assets (including deferred taxes)	435	965	422
Goodwill	1,238	4,042	952
Other identifiable intangible assets	17,750	29,600	1,700
Total acquired assets	$28,455	$54,302	$11,080

Current liabilities (acquisition related contingent consideration)	$843	$1,659	$281
Other current liabilities	125	806	524
Other liabilities	0	992	10
Other liabilities (acquisition related contingent consideration)	13,729	31,052	2,748
Total assumed liabilities	$14,697	$34,509	$3,563

The fair value of the acquired identifiable intangible assets of the YTD 2015 Expansion Territories are as follows:

In Thousands	January Expansion Territory	February Expansion Territory	May Expansion Territory	Estimated Useful Lives
Distribution agreements	$17,200	$28,400	$1,500	40 years
Customer lists	550	1,200	200	12 years
Total	$17,750	$29,600	$1,700

The goodwill of $1.2 million, $4.0 million and $1.0 million for the YTD 2015 Expansion Territories, respectively, is primarily attributed to the workforce. Goodwill of $0.2 million, $2.1 million and $0.1 million is expected to be deductible for tax purposes for the January Expansion Territory, February Expansion Territory and May Expansion Territory, respectively.

The Company has preliminarily allocated the purchase price of the 2014 Expansion Territories and YTD 2015 Expansion Territories to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The financial results of both the YTD 2015 Expansion Territories and the Lexington-for-Jackson territory (discussed below) have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed $84.7 million in net sales and $1.3 million to operating income during the third quarter of 2015 (“Q3 2015”). These territories contributed $175.2 million in net sales and $5.7 million to operating income during YTD 2015.

The anticipated range of amounts the Company could pay annually under the acquisition related contingent consideration arrangements for the 2014 Expansion Territories and the YTD 2015 Expansion Territories is between $6 million and $11 million. As of September 27, 2015, the Company has recorded a liability of $93.1 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data. The contingent consideration is reassessed and adjusted to fair value each quarter through other income (expense). During YTD 2015, the Company recorded an unfavorable fair value adjustment to the contingent consideration liability of $3.0 million primarily due to a change in the risk-free interest rate.

2015 Asset Exchange Agreement

On October 17, 2014, the Company and CCR entered into an agreement (the “Asset Exchange Agreement”) pursuant to which CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky (the “Lexington Expansion Territory”), including the rights to produce such beverages in the Lexington Expansion Territory, in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in that territory. The Company and CCR closed the Asset Exchange Transaction on May 1, 2015. The net assets received in the exchange, after deducting the value of certain retained assets and retained liabilities, was approximately $10.3 million, which was paid at closing. The value of the net assets exchanged remain subject to adjustment until June 12, 2016 in accordance with the terms and conditions of the Asset Exchange Agreement.

The fair value of acquired assets and assumed liabilities related to the Lexington Expansion Territory as of the exchange date is summarized as follows:

Lexington
Expansion
In Thousands	Territory
Cash	$56
Inventories	2,712
Prepaid expenses and other current assets	447
Property, plant and equipment	12,682
Other assets	48
Franchise rights	18,200
Goodwill	2,533
Other identifiable intangible assets	1,000
Total acquired assets	$37,678

Current liabilities	$926
Total assumed liabilities	$926

The fair value of the acquired identifiable intangible assets related to the Lexington Expansion Territory as of the exchange date is as follows:

	Lexington
	Expansion	Estimated
In Thousands	Territory	Useful Lives
Franchise rights	$18,200	Indefinite
Distribution agreements	200	40 years
Customer lists	800	12 years
Total	$19,200

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The goodwill related to the Lexington Expansion Territory is primarily attributed to the workforce of the territories. Goodwill of $2.5 million is expected to be deductible for tax purposes.

The Company has preliminarily allocated the purchase price for the Lexington Expansion Territory to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.

The carrying value of assets exchanged related to the Jackson territory was $17.5 million, resulting in a gain on the exchange of $8.8 million. This gain was recorded in the Consolidated Statements of Operations in the line item titled “Gain on exchange of franchise territory”.  This amount is subject to change upon completion of the final determination value of the net assets exchanged in the transaction.

The amount of goodwill and franchise rights allocated to the Jackson territory was determined using a relative fair value approach comparing the fair value of the Jackson territory to the fair value of the overall Nonalcoholic Beverages reporting unit.

Asset Purchase Agreement for Next Phase Territories

On September 23, 2015, the Company and CCR entered into an asset purchase agreement pursuant to which CCR will grant the Company exclusive rights for the distribution, promotion, marketing and sale of products owned and licensed by The Coca-Cola Company in the following additional territories served by CCR: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia (the “Next Phase Territories”). The Next Phase Territories are the first phase of the proposed franchise territory expansion contemplated by the non-binding letter of intent entered into by the Company and The Coca-Cola Company on May 12, 2015.

Pursuant to such asset purchase agreement, the Company will (i) purchase from CCR in a series of closings certain rights relating to the distribution, promotion, marketing and sale of cross-licensed brands currently distributed by CCR in the Next Phase Territories and certain assets related to the distribution, promotion, marketing and sale of both The Coca-Cola Company brands and cross-licensed brands currently distributed by CCR in the Next Phase Territories and (ii) assume certain liabilities and obligations of CCR relating to the business currently conducted by CCR in the Next Phase Territories.  It is a condition to each closing that the Company and CCR enter into a CBA with respect to the portion of the Next Phase Territories that is the subject of such closing that is substantially the same as the form of CBA currently in effect in the 2014 Expansion Territories and YTD 2015 Expansion Territories.  Concurrent with their execution of the asset purchase agreement for the Next Phase Territories, the Company, CCR and The Coca-Cola Company executed a territory conversion agreement, which provides that each of the CBAs executed by the Company, including the CBAs for each of the Next Phase Territories, as well as certain other bottling agreements would be amended, restated and converted (upon the occurrence of certain events) to a new and final comprehensive beverage agreement.

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly owned subsidiary of the Company to The Coca-Cola Company.  Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all of the issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million. As a result of the sale, the Company recognized a gain of $22.7 million in Q3 2015, which was recorded in the Consolidated Statements of Operations in the line item titled “Gain on sale of business.”  BYB contributed $21.8 million and $24.5 million in net sales and $1.8 million and $0.3 million in operating income in YTD 2015 and the first nine months of 2014 (“YTD 2014”), respectively.

3.  Inventories

	Sept. 27,	Dec. 28,	Sept. 28,
In Thousands	2015	2014	2014
Finished products	$65,214	$42,526	$50,732
Manufacturing materials	8,658	10,133	9,796
Plastic shells, plastic pallets and other inventories	20,276	18,081	19,595
Total inventories	$94,148	$70,740	$80,123

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The growth in the inventory balance at September 27, 2015 as compared to December 28, 2014 and September 28, 2014 is primarily due to inventory acquired through the acquisitions of the 2014 Expansion Territories and YTD 2015 Expansion Territories.

4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Sept. 27,	Dec. 28,	Sept. 28,	Estimated
In Thousands	2015	2014	2014	Useful Lives
Land	$16,664	$14,762	$14,161
Buildings	125,196	120,533	115,844	8-50 years
Machinery and equipment	161,960	154,897	153,538	5-20 years
Transportation equipment	224,426	190,216	177,759	4-20 years
Furniture and fixtures	52,538	45,623	43,969	3-10 years
Cold drink dispensing equipment	381,009	345,391	333,984	5-17 years
Leasehold and land improvements	84,413	75,104	74,176	5-20 years
Software for internal use	94,609	91,156	86,646	3-10 years
Construction in progress	18,677	6,528	5,686
Total property, plant and equipment, at cost	1,159,492	1,044,210	1,005,763
Less: Accumulated depreciation and amortization	712,709	685,978	678,525
Property, plant and equipment, net	$446,783	$358,232	$327,238

Depreciation and amortization expense was $20.3 million and $15.1 million in Q3 2015 and in the third quarter of 2014 (“Q3 2014”), respectively. Depreciation and amortization expense was $56.3 million and $44.4 million in YTD 2015 and YTD 2014, respectively. These amounts included amortization expense for leased property under capital leases.

5.  Franchise Rights and Goodwill

	Sept. 27,	Dec. 28,	Sept. 28,
In Thousands	2015	2014	2014
Franchise rights	$527,540	$520,672	$520,672
Goodwill	113,835	106,220	103,294
Total franchise rights and goodwill	$641,375	$626,892	$623,966

During YTD 2015 and YTD 2014, the Company acquired $6.2 million and $1.2 million of goodwill related to the YTD 2015 Expansion Territories and 2014 Expansion Territories, respectively. In addition to the 2015 goodwill acquired, the Company also recorded measurement period adjustments related to the 2014 Expansion Territories of $1.1 million.  In addition, as part of the Lexington-for-Jackson exchange during YTD 2015, the Company added $2.5 million of goodwill related to the Lexington Expansion Territory and reduced goodwill by $2.2 million related to the Jackson territory.

Additionally, as part of the Lexington-for-Jackson exchange, the Company added $18.2 million of franchise rights related to the Lexington Expansion Territory and reduced franchise rights by $11.3 million related to the Jackson territory.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6.  Other Identifiable Intangible Assets

	Sept. 27,	Dec. 28,	Sept. 28,	Estimated
In Thousands	2015	2014	2014	Useful Lives
Distribution agreements	$99,209	$54,909	$15,509	20-40 years
Customer lists and other identifiable intangible assets	10,188	7,438	6,838	12-20 years
Total other identifiable intangible assets	109,397	62,347	22,347
Less: Accumulated amortization	7,309	5,199	5,243
Other identifiable intangible assets, net	$102,088	$57,148	$17,104

During YTD 2015, the Company acquired $47.1 million of distribution agreement intangible assets and $2.0 million of customer lists intangible assets related to the YTD 2015 Expansion Territories.  Additionally, during Q3 2015 the Company recorded measurement period adjustments reducing distribution agreement intangible assets $3.0 million related to the 2014 Expansion Territories. During YTD 2015, as a result of the Lexington-for-Jackson exchange, the Company also acquired distribution agreement intangible assets of $0.2 million and customer lists intangible assets of $0.8 million related to the Lexington Expansion Territory.

During YTD 2014, the Company acquired $13.2 million of distribution agreement intangible assets and $0.6 million of customer lists intangible assets related to the 2014 Expansion Territories.

7.  Other Accrued Liabilities

	Sept. 27,	Dec. 28,	Sept. 28,
In Thousands	2015	2014	2014
Accrued marketing costs	$19,359	$16,141	$14,122
Accrued insurance costs	22,795	21,055	21,603
Accrued taxes (other than income taxes)	3,988	2,430	3,228
Employee benefit plan accruals	15,235	12,517	12,991
Checks and transfers yet to be presented for payment from zero balance cash accounts	10,074	2,324	10,472
All other accrued liabilities	21,647	14,308	11,440
Total other accrued liabilities	$93,098	$68,775	$73,856

8.  Debt

The Company has historically obtained its debt financing, other than capital leases, from various sources including banks and the public markets. As of September 27, 2015, the Company’s total outstanding balance of debt and capital lease obligations was $606.4 million of which $273.9 million was financed through publicly offered debt. The Company had capital lease obligations of $57.5 million as of September 27, 2015. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement. On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility, thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility includes two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the agreement. The Company was in compliance with these covenants at September 27, 2015. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

On September 27, 2015, the Company had $275.0 million of outstanding borrowings on the Revolving Credit Facility and had $175.0 million available to meet its cash requirements. On December 28, 2014, the Company had $71.0 million of outstanding borrowings on the Revolving Credit Facility. On September 28, 2014, the Company had $50.0 million of outstanding borrowings on the Company’s prior revolving credit facility.

On September 28, 2014, the Company had $20.0 million outstanding on an uncommitted line of credit at a weighted average interest rate of 0.90%. On October 31, 2014, the Company terminated this uncommitted line of credit and refinanced the outstanding balance with additional borrowings under the Revolving Credit Facility.

The Company refinanced its $100 million of senior notes, which matured in April 2015, with borrowings under the Company’s Revolving Credit Facility.  The Company has $164.8 million of senior notes maturing in June 2016, which the Company intends to refinance.

As of September 27, 2015, December 28, 2014 and September 28, 2014, the Company had a weighted average interest rate of 4.4%, 5.8% and 5.8%, respectively, for its outstanding debt and capital lease obligations.  The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.3% and 5.7% for Q3 2015 and Q3 2014, respectively.  The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.6% and 5.8% for YTD 2015 and YTD 2014, respectively.  As of September 27, 2015, $275.0 million of the Company’s debt and capital lease obligations of $606.4 million were subject to changes in short-term interest rates.

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

The following summarizes Q3 2015 and Q3 2014 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Third Quarter
In Thousands	Classification of Gain (Loss)	2015	2014
Commodity hedges	Cost of sales	$(1,438)	$(319)
Commodity hedges	Selling, delivery and administrative expenses	(692)	0
Total		$(2,130)	$(319)

The following summarizes YTD 2015 and YTD 2014 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		First Nine Months
In Thousands	Classification of Gain (Loss)	2015	2014
Commodity hedges	Cost of sales	$(2,119)	$552
Commodity hedges	Selling, delivery and administrative expenses	(117)	0
Total		$(2,236)	$552

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

	Balance Sheet	Sept. 27,	Dec. 28,	Sept. 28,
In Thousands	Classification	2015	2014	2014
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$0	$0	$552
Commodity hedges at fair market value	Other assets	39	0	0
Total assets		$39	$0	$552

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$1,918	$0	$0
Commodity hedges at fair market value	Other liabilities	357	0	0
Total liabilities		$2,275	$0	$0

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the consolidated balance sheet at September 27, 2015 and the net amounts of derivative liabilities are recognized in either other accrued liabilities or other liabilities in the consolidated balance sheet at September 27, 2015.  The Company had gross derivative assets of $0.8 million and gross derivative liabilities of $3.0 million as of September 27, 2015. The Company did not have any outstanding derivative transactions at December 28, 2014. The Company did not have any offsetting derivative transactions with its counterparties on September 28, 2014, and, accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheet at September 28, 2014.

The Company’s outstanding commodity derivative agreements as of September 27, 2015 had a notional amount of $75.9 million and a latest maturity date of December 2016.

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

The carrying amounts and fair values of the Company's debt, deferred compensation plan assets and liabilities, acquisition related contingent consideration and derivative financial instruments were as follows:

	Sept. 27, 2015		Dec. 28, 2014		Sept. 28, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$(273,912)	$(294,200)	$(373,759)	$(404,400)	$(373,709)	$(406,800)
Non-public variable rate debt	(275,000)	(275,000)	(71,000)	(71,000)	(70,000)	(70,000)
Deferred compensation plan assets	19,660	19,660	18,580	18,580	18,015	18,015
Deferred compensation plan liabilities	(19,660)	(19,660)	(18,580)	(18,580)	(18,015)	(18,015)
Commodity hedging agreements-assets	39	39	0	0	552	552
Commodity hedging agreements-liabilities	(2,275)	(2,275)	0	0	0	0
Acquisition related contingent consideration	(93,064)	(93,064)	(46,850)	(46,850)	(13,000)	(13,000)

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, commodity hedging agreements and acquisition related contingent consideration:

	Sept. 27, 2015			Dec. 28, 2014			Sept. 28, 2014
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$19,660			$18,580			$18,015
Commodity hedging agreements		$39			$0			$552
Liabilities
Deferred compensation plan liabilities	19,660			18,580			18,015
Commodity hedging agreements		2,275			0			0
Acquisition related contingent consideration			$93,064			$46,850			$13,000

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

As part of the 2015 and 2014 territory acquisitions, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the acquired territories.  This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data, which are considered Level 3 inputs.  Each reporting period, the Company adjusts its contingent consideration liability related to the territory expansion to fair value by discounting future expected sub-bottling payments required under the CBAs using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each expansion territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBAs, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows:

	Third Quarter		First Nine Months
In Thousands	2015	2014	2015	2014
Opening balance	$94,068	$13,000	$46,850	$0
Increase due to acquisitions	0	0	50,312	13,000
Decrease due to measurement period adjustments	(3,371)	0	(3,371)	0
Payments/accruals	(1,625)	0	(3,730)	0
Fair value adjustment - (income) expense	3,992	0	3,003	0
Ending balance	$93,064	$13,000	$93,064	$13,000

The unfavorable fair value adjustment of the acquisition related contingent consideration for both Q3 2015 and YTD 2015, which was primarily due to a change in the risk-free interest rate used to estimate the Company’s WACC, is recorded in other income (expense) on the Company’s consolidated statements of operations.

There were no transfers of assets or liabilities between Levels in any period presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11.  Other Liabilities

In Thousands	Sept. 27, 2015	Dec. 28, 2014	Sept. 28, 2014
Accruals for executive benefit plans	$121,575	$117,965	$113,839
Acquisition related contingent consideration	87,319	43,850	11,995
Other	17,034	15,435	15,791
Total other liabilities	$225,928	$177,250	$141,625

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

The Company also guarantees a portion of SAC’s and Southeastern’s debt.  The amounts guaranteed were $32.9 million, $30.9 million and $32.7 million as of September 27, 2015, December 28, 2014 and September 28, 2014, respectively.  The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial.  The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities.  These guarantees expire at various dates through 2023.  The members of both cooperatives consist solely of Coca-Cola bottlers.  The Company does not anticipate either of these cooperatives will fail to fulfill its commitments.  The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees.  In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees.  If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on September 27, 2015 would have been $23.9 million for SAC and $25.3 million for Southeastern. The Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.6 million for Southeastern.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 27, 2015, these letters of credit totaled $26.4 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of September 27, 2015 amounted to $43.8 million and expire at various dates through 2026.
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

13.  Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2015 and YTD 2014 was 34.4% and 35.6%, respectively.  The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2015 and YTD 2014 was 36.3% and 38.5%, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2015	2014
Statutory expense	$31,712	$17,474
State income taxes, net of federal benefit	3,268	1,915
Valuation allowance change	(1,089)	63
Noncontrolling interest – Piedmont	(1,764)	(1,465)
Manufacturing deduction benefit	(1,254)	(1,893)
Meals and entertainment	906	918
Adjustment for uncertain tax positions	(179)	(76)
Adjustment for state tax legislation	(1,169)	0
Other, net	743	853
Income tax expense	$31,174	$17,789

As of September 27, 2015, December 28, 2014 and September 28, 2014 the Company had $2.7 million, $2.9 million and $2.8 million, respectively, of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. Total accrued interest related to uncertain tax positions is immaterial in all periods presented.  While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

In Q3 2015, the Company decreased its valuation allowance by $1.1 million of which all was a decrease to income tax expense.  The decrease was due primarily to the Company’s assessment of its ability to use certain net operating loss carryforwards due to the sale of BYB.  Also during Q3 2015, a state tax legislation target was met that caused a reduction to the corporate tax rate in that state from 5% to 4%, effective January 1, 2016.  This reduction in the state corporate tax rate decreased the Company’s income tax expense by approximately $1.2 million in Q3 2015 due to the impact on the Company’s net deferred tax liabilities.

In Q3 2015, the Company reduced its liability for uncertain tax positions by $0.6 million, of which all was a decrease to income tax expense.  This reduction was primarily due to the expiration of the applicable statute of limitations.

The gains on the exchange of franchise territory and sale of BYB did not have a significant impact on the effective income tax rate for either Q3 2015 or YTD 2015.

Prior tax years beginning in year 2012 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

14.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of accumulated other comprehensive loss for Q3 2015 and Q3 2014 is as follows:

In Thousands	June 28, 2015	Pre-tax Activity	Tax Effect	Sept. 27, 2015
Net pension activity:
Actuarial loss	$(73,890)	$795	$(305)	$(73,400)
Prior service costs	(88)	9	(2)	(81)
Net postretirement benefits activity:
Actuarial loss	(21,878)	717	(275)	(21,436)
Prior service costs	6,780	(840)	322	6,262
Foreign currency translation adjustment	(5)	0	1	(4)
Total	$(89,081)	$681	$(259)	$(88,659)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

In Thousands	June 29, 2014	Pre-tax Activity	Tax Effect	Sept. 28, 2014
Net pension activity:
Actuarial loss	$(42,510)	$450	$(173)	$(42,233)
Prior service costs	(110)	9	(4)	(105)
Net postretirement benefits activity:
Actuarial loss	(17,750)	562	(218)	(17,406)
Prior service costs	2,945	(377)	146	2,714
Foreign currency translation adjustment	4	(6)	2	0
Total	$(57,421)	$638	$(247)	$(57,030)

A summary of accumulated other comprehensive loss for YTD 2015 and YTD 2014 is as follows:

In Thousands	Dec. 28, 2014	Pre-tax Activity	Tax Effect	Sept. 27, 2015
Net pension activity:
Actuarial loss	$(74,867)	$2,386	$(919)	$(73,400)
Prior service costs	(99)	27	(9)	(81)
Net postretirement benefits activity:
Actuarial loss	(22,759)	2,152	(829)	(21,436)
Prior service costs	7,812	(2,520)	970	6,262
Foreign currency translation adjustment	(1)	(6)	3	(4)
Total	$(89,914)	$2,039	$(784)	$(88,659)

In Thousands	Dec. 29, 2013	Pre-tax Activity	Tax Effect	Sept. 28, 2014
Net pension activity:
Actuarial loss	$(43,028)	$1,294	$(499)	$(42,233)
Prior service costs	(121)	27	(11)	(105)
Net postretirement benefits activity:
Actuarial loss	(18,441)	1,688	(653)	(17,406)
Prior service costs	3,410	(1,133)	437	2,714
Foreign currency translation adjustment	4	(6)	2	0
Total	$(58,176)	$1,870	$(724)	$(57,030)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
Q3 2015
Cost of sales	$88	$(17)	$71
Selling, delivery & administrative expenses	716	(106)	610
Subtotal pre-tax	804	(123)	681
Income tax expense	307	(47)	260
Total after tax effect	$497	$(76)	$421

Q3 2014
Cost of sales	$83	$24	$107
Selling, delivery & administrative expenses	376	161	537
Subtotal pre-tax	459	185	644
Income tax expense	177	72	249
Total after tax effect	$282	$113	$395

YTD 2015
Cost of sales	$265	$(52)	$213
Selling, delivery & administrative expenses	2,148	(316)	1,832
Subtotal pre-tax	2,413	(368)	2,045
Income tax expense	928	(141)	787
Total after tax effect	$1,485	$(227)	$1,258

YTD 2014
Cost of sales	$238	$72	$310
Selling, delivery & administrative expenses	1,083	483	1,566
Subtotal pre-tax	1,321	555	1,876
Income tax expense	510	216	726
Total after tax effect	$811	$339	$1,150

15.  Capital Transactions

Compensation expense for the Performance Unit Award Agreement recognized in YTD 2015 was $5.7 million, which was based upon a common stock share price of $189.13 on September 25, 2015.  Compensation expense for the Performance Unit Award Agreement recognized in YTD 2014 was $2.3 million, which was based upon a common stock share price of $75.74 on September 26, 2014.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

under the pension plan for collectively bargained employees are determined in accordance with negotiated formulas for the respective participants.  Contributions to the plans are based on actuarial determined amounts and are limited to the amounts currently deductible for income tax purposes.

The components of net periodic pension cost (benefit) were as follows:

	Third Quarter		First Nine Months
In Thousands	2015	2014	2015	2014
Service cost	$35	$26	$105	$84
Interest cost	2,974	2,904	8,921	8,696
Expected return on plan assets	(3,388)	(3,430)	(10,162)	(10,343)
Amortization of prior service cost	9	9	27	27
Recognized net actuarial loss	795	450	2,386	1,294
Net periodic pension cost (benefit)	$425	$(41)	$1,277	$(242)

The Company contributed $10.5 million to the Company-sponsored pension plans during YTD 2015.  Anticipated contributions for the two Company-sponsored pension plans will be in the range of $0 to $2 million during the remainder of 2015.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees.  The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service.  The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2015	2014	2015	2014
Service cost	$325	$382	$975	$1,148
Interest cost	708	825	2,123	2,475
Recognized net actuarial loss	717	562	2,152	1,688
Amortization of prior service cost	(840)	(377)	(2,520)	(1,133)
Net periodic postretirement benefit cost	$910	$1,392	$2,730	$4,178

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

17.  Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured.  As of September 27, 2015, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Stock voting together as a single class.  As long as The Coca-Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their shares of the Company’s Class B Common Stock which they control in favor of such designee.  The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2015	2014
Payments by the Company for concentrate, syrup, sweetener and other purchases	$360.2	$329.1
Marketing funding support payments to the Company	42.2	35.0
Payments by the Company net of marketing funding support	$318.0	$294.1

Payments by the Company for customer marketing programs	$48.9	$43.2
Payments by the Company for cold drink equipment parts	11.8	7.7
Fountain delivery and equipment repair fees paid to the Company	12.6	9.9
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.3	4.4
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	3.4	2.8

The Company has a production arrangement with CCR to buy and sell finished products at cost.  Sales to CCR under this arrangement were $24.2 million and $45.3 million in YTD 2015 and YTD 2014, respectively.  Purchases from CCR under this arrangement were $154.4 million and $44.0 million in YTD 2015 and YTD 2014, respectively.  CCR distributes one of the brands developed by the Company (Tum-E Yummies).  Total sales to CCR for this brand were $14.8 million and $17.4 million in YTD 2015 and YTD 2014, respectively. During Q3 2015, the Company sold BYB, the subsidiary that owned and distributed the Company’s brand (Tum-E Yummies), to The Coca-Cola Company and recorded a gain of $22.7 million on the sale. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottler’s locations. Total sales to CCR for transporting CCR’s product were $11.3 million and $1.6 million in YTD 2015 and YTD 2014, respectively.

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

As part of the asset purchase agreements, the Company signed CBAs which have terms of ten years and are renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca-Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. As of September 27, 2015, the Company had recorded a liability of $93.1 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. Payments to CCR under the CBAs were $2.4 million during YTD 2015. There were no payments to CCR under the CBAs during YTD 2014.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

On October 17, 2014, the Company entered into an asset exchange agreement with CCR, pursuant to which the Company exchanged its facilities and equipment located in Jackson, Tennessee for territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky. This transaction closed on May 1, 2015.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services   Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States.  CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate).  The Company pays an administrative fee to CCBSS for its services.  Administrative fees to CCBSS for its services were $0.5 million and $0.3 million in YTD 2015 and YTD 2014, respectively.  Amounts due from CCBSS for rebates on raw materials were $6.5 million, $4.5 million and $6.3 million as of September 27, 2015, December 28, 2014 and September 28, 2014, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative.  SAC sells finished products to the Company at cost.  Purchases from SAC by the Company for finished products were $107.2 million and $101.4 million in YTD 2015 and YTD 2014, respectively.  In addition, the Company transports product for SAC to the Company’s and other Coca-Cola bottlers’ locations. Total sales to SAC for transporting SAC’s product were $6.1 million and $5.8 million in YTD 2015 and YTD 2014, respectively. The Company also manages the operations of SAC pursuant to a management agreement.  Management fees earned from SAC were $1.4 million and $1.3 million in YTD 2015 and YTD 2014, respectively.  The Company has also guaranteed a portion of debt for SAC.  Such guarantee                                                                                                                                                                                                                                                                                                                                                amounted to $22.7 million as of September 27, 2015.  The Company’s equity investment in SAC was $4.1 million as of September 27,                                       2015, December 28, 2014 and September 28, 2014 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles.  Net purchases from these entities were $55.3 million in YTD 2015 and $59.9 million in YTD 2014.  In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt.  Such guarantee amounted to $10.2 million as of September 27, 2015.  The Company’s equity investment in Southeastern was $18.3 million, $18.4 million and $18.4 million as of September 27, 2015, December 28, 2014, September 28, 2014, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary.  No impairment of the Company’s investments in SAC or Southeastern has been identified as of September 27, 2015 nor was there any impairment in 2014.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina.  HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries.  Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP.  The lease expires on December 31, 2020.  The principal balance outstanding under this capital lease as of September 27, 2015 was $18.1 million. Rental payments related to this lease were $2.9 million and $2.8 million in YTD 2015 and YTD 2014, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility.  The lease expires on December 31, 2021.  Beacon’s majority shareholder is J. Frank Harrison, III and Morgan H. Everett is a minority shareholder.  The principal balance outstanding under this capital lease as of September 27, 2015 was $18.8 million.  Rental payments related to this lease were $3.2 million and $3.1 million in YTD 2015 and YTD 2014, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2015	2014	2015	2014
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$25,553	$12,132	$54,711	$28,364
Less dividends:
Common Stock	1,785	1,785	5,356	5,356
Class B Common Stock	538	532	1,608	1,592
Total undistributed earnings	$23,230	$9,815	$47,747	$21,416

Common Stock undistributed earnings – basic	$17,853	$7,560	$36,714	$16,505
Class B Common Stock undistributed earnings – basic	5,377	2,255	11,033	4,911
Total undistributed earnings – basic	$23,230	$9,815	$47,747	$21,416

Common Stock undistributed earnings – diluted	$17,776	$7,528	$36,556	$16,434
Class B Common Stock undistributed earnings – diluted	5,454	2,287	11,191	4,982
Total undistributed earnings – diluted	$23,230	$9,815	$47,747	$21,416

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Common Stock undistributed earnings – basic	17,853	7,560	36,714	16,505
Numerator for basic net income per Common Stock share	$19,638	$9,345	$42,070	$21,861

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$538	$532	$1,608	$1,592
Class B Common Stock undistributed earnings – basic	5,377	2,255	11,033	4,911
Numerator for basic net income per Class B Common Stock share	$5,915	$2,787	$12,641	$6,503

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2015	2014	2015	2014
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	538	532	1,608	1,592
Common Stock undistributed earnings – diluted	23,230	9,815	47,747	21,416
Numerator for diluted net income per Common Stock share	$25,553	$12,132	$54,711	$28,364

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$538	$532	$1,608	$1,592
Class B Common Stock undistributed earnings – diluted	5,454	2,287	11,191	4,982
Numerator for diluted net income per Class B Common Stock share	$5,992	$2,819	$12,799	$6,574

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,151	2,130	2,146	2,125

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,332	9,311	9,327	9,306
Class B Common Stock weighted average shares outstanding – diluted	2,191	2,170	2,186	2,165

Basic net income per share:
Common Stock	$2.75	$1.31	$5.89	$3.06

Class B Common Stock	$2.75	$1.31	$5.89	$3.06

Diluted net income per share:
Common Stock	$2.74	$1.30	$5.87	$3.05

Class B Common Stock	$2.73	$1.30	$5.85	$3.04

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19.  Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
In Thousands	2015	2014
Accounts receivable, trade, net	$(54,463)	$(15,856)
Accounts receivable from The Coca-Cola Company	(19,043)	(15,225)
Accounts receivable, other	(8,016)	(524)
Inventories	(21,097)	(16,775)
Prepaid expenses and other current assets	6,925	(3,325)
Accounts payable, trade	25,239	10,219
Accounts payable to The Coca-Cola Company	33,474	21,224
Other accrued liabilities	19,642	(4,852)
Accrued compensation	(1,564)	(309)
Accrued interest payable	2,522	5,053
Increase in current assets less current liabilities (exclusive of acquisition)	$(16,381)	$(20,370)

20.  Segments

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board (“FASB”) ASC 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. Prior to the sale of BYB, the Company believed five operating segments existed. Two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages (made up entirely of BYB), have been aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represents the vast majority of the Company’s consolidated revenues, operating income, and assets. After the sale of BYB, the Company believes four operating segments exist.  The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. As a result, these three operating segments have been combined into an “All Other” reportable segment.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
In Thousands	2015	2014	2015	2014
Net Sales:
Nonalcoholic Beverages	$603,042	$447,610	$1,644,332	$1,279,369
All Other	41,761	32,716	116,269	91,824
Eliminations*	(25,997)	(22,650)	(73,859)	(65,462)
Consolidated	$618,806	$457,676	$1,686,742	$1,305,731

Operating Income:
Nonalcoholic Beverages	$26,098	$27,065	$78,490	$68,645
All Other	1,587	1,381	4,413	3,181
Consolidated	$27,685	$28,446	$82,903	$71,826

Depreciation and Amortization:
Nonalcoholic Beverages	$19,711	$14,501	$55,053	$42,589
All Other	1,324	791	3,356	2,146
Consolidated	$21,035	$15,292	$58,409	$44,735

Capital Expenditures:
Nonalcoholic Beverages	$32,886	$18,495	$78,364	$44,711
All Other	13,829	5,799	23,303	12,324
Consolidated	$46,715	$24,294	$101,667	$57,035

	Sept. 27,	Dec. 28,	Sept. 28,
	2015	2014	2014
Total Assets:
Nonalcoholic Beverages	$1,647,731	$1,399,057	$1,341,167
All Other	73,695	44,629	42,159
Eliminations	(10,579)	(10,610)	(6,201)
Consolidated	$1,710,847	$1,433,076	$1,377,125

*NOTE: The entire net sales elimination for each year presented represent net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2015	2014	2015	2014
Bottle/can sales:
Sparkling beverages (including energy products)	$387,955	$286,830	$1,082,266	$829,622
Still beverages	120,372	81,540	302,427	217,878
Total bottle/can sales	508,327	368,370	1,384,693	1,047,500

Other sales:
Sales to other Coca-Cola bottlers	46,618	41,291	133,024	123,680
Post-mix and other	63,861	48,015	169,025	134,551
Total other sales	110,479	89,306	302,049	258,231

Total net sales	$618,806	$457,676	$1,686,742	$1,305,731

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

In September 2015, the FASB issued new guidance that requires an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The new guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company elected to early-adopt this new accounting guidance in Q3 2015.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued new guidance on accounting for debt issuance costs. The new guidance requires that all cost incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt. In August 2015, the FASB issued additional guidance which clarified that an entity can present debt issuance costs of a line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22.   Subsequent Event

Norfolk, Fredericksburg and Staunton in Virginia and Elizabeth City in North Carolina

On October 30, 2015, the first closing for the additional territory expansion covered by the asset purchase agreement the Company and CCR entered into on September 23, 2015 for the Next Phase Territories occurred for Norfolk, Fredericksburg and Staunton in Virginia and Elizabeth City in North Carolina.  At the closing, the Company entered into a CBA with CCR granting the Company certain exclusive rights for the distribution, promotion, marketing and sale of products owned and licensed by The Coca-Cola Company in these expansion territories and obligating the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of such rights. A description of this additional territory expansion transaction is included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015.  The transaction will be accounted for as a business combination under FASB ASC 805.

Next Phase Definitive Agreement (Manufacturing)

On October 30, 2015, the Company and CCR entered into a definitive asset purchase agreement for the sale by CCR to the Company of three manufacturing facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland. The Company anticipates that the closings will occur separately (with the closing for the manufacturing facility located in Sandston, Virginia occurring first) and will be completed in the first half of 2016.  A description of the definitive asset purchase agreement for these three manufacturing facilities is included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015, and a copy of such agreement is filed as Exhibit 2.1 thereto.  The transactions will be accounted for as business combinations under FASB ASC 805.

NPSG Governance Agreement

Concurrent with the execution of the Next Phase Definitive Agreement (Manufacturing) on October 30, 2015, the Company and The Coca-Cola Company and three other Coca-Cola bottlers who will be considered regional producing bottlers in The Coca-Cola Company’s national product supply system entered into a national product supply governance agreement pursuant to which The Coca-Cola Company and the other bottlers will form a national product supply group and will agree to certain binding governance mechanisms, including a governing board comprised of a representative of (i) the Company, (ii) The Coca-Cola Company and (iii) each of the other Coca-Cola bottlers who are members of the national product supply group.

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

Completed Expansion of Company’s Franchise Territory

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

In addition, in May 2015, the Company acquired certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky (including the rights to produce such beverages in the Lexington, Kentucky territory) in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory previously served by the Company’s facilities and equipment located in Jackson, Tennessee (including the rights to produce such beverages in the Jackson, Tennessee territory). The net assets received by the Company in the Lexington-for-Jackson exchange transaction, after deducting the value of certain retained assets and retained liabilities, was approximately $10.3 million, which was paid in cash at closing and is subject to a final post-closing adjustment.

A summary of this territory expansion completed as of September 27, 2015 (the “Completed Phase Territories”) is as follows:

	Acquisition / Exchange	(Net) Cash Purchase Price
Territory	Date	(In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.8
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	19.8
Paducah and Pikeville, Kentucky	May 1, 2015	7.5
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015	10.3

The cash purchase price amounts included in the table above are subject in each case to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results for the Completed Phase Territories have been included in the Company’s consolidated financial statements from their acquisition or exchange dates.  These territories contributed $126.5 million and $11.8 million in net sales and $1.8 million and $1.2 million in operating income in the third quarter of 2015 (“Q3 2015”) and the third quarter of 2014 (“Q3 2014”), respectively. These territories contributed $293.7 million and $16.2 million in net sales and $8.3 million and $1.5 million in operating income in the first nine months of 2015 (“YTD 2015”) and the first nine months of 2014 (“YTD 2014”), respectively.

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly owned subsidiary of the Company, to The Coca-Cola Company.  Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all of the issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million. As a result of the sale, the Company recognized a gain of $22.7 million in Q3 2015, which was recorded in the Consolidated Statements of Operations in the line item titled “Gain on sale of business.” BYB contributed $21.8 million and $24.5 million in net sales and $1.8 million and $0.3 million in operating income in YTD 2015 and YTD 2014, respectively.

Ongoing Expansion of the Company’s Franchise Territory

On May 12, 2015, the Company and The Coca-Cola Company entered into a non-binding letter of intent (the “May 2015 LOI”) pursuant to which CCR would grant the Company in two phases certain exclusive rights for the distribution, promotion, marketing and sale of The Coca-Cola Company-owned and -licensed products in additional territories currently served by CCR.  The major markets that would be served as part of the expansion contemplated by the May 2015 LOI include: Baltimore, Alexandria, Norfolk, Richmond, Washington, DC, Cincinnati, Columbus, Dayton and Indianapolis.

On September 23, 2015, the Company and CCR entered into an asset purchase agreement for the first phase of this additional distribution territory (the “Next Phase Definitive Agreement (Distribution)”) expansion including: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia (the “Next Phase Territories”).  The first closing for the series of Next Phase Territories transactions covered by the Next Phase Definitive Agreement (Distribution) (the “Next Phase Territories Transactions”) occurred on October 30, 2015 for Norfolk, Fredericksburg and Staunton in Virginia and Elizabeth City in North Carolina.  The closings for the remainder of the Next Phase Territories Transactions are expected to occur in the first half of 2016.  At each closing, the Company will enter into a comprehensive beverage agreement with CCR in substantially the same form as the form of comprehensive beverage agreement (the “Initial CBA”) currently in effect in the territories acquired in the Completed Phase Territory Transactions that will require the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products (as defined in the Initial CBA) in the applicable Next Phase Territories.

While the Company is preparing to close the remainder of the Next Phase Territory Transactions and begin the process of transitioning the business conducted by CCR in the Next Phase Territories from CCR to the Company, the Company is continuing to work towards a definitive agreement or agreements with The Coca-Cola Company for the remainder of the proposed distribution territory expansion described in the May 2015 LOI, including distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois (the “Subsequent Phase Territories”).

Manufacturing Letter of Intent and Definitive Agreement for Manufacturing Facilities Serving Next Phase Territories

The May 2015 LOI contemplated that The Coca-Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. (“EPBs”) to implement a national product supply system. As a result of subsequent discussions among the EPBs and The Coca-Cola Company, on September 23, 2015, the Company and The Coca-Cola Company entered into a non-binding letter of intent (the “Manufacturing LOI”) pursuant to which CCR would sell six manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets (collectively, “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system. Similar to, and as an integral part of, the distribution territory expansion transactions described in the May 2015 LOI, the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases. The first phase will include three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland that serve the Next Phase Territories. The second phase will include three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the Subsequent Phase Territories.  On October 30, 2015, the Company and CCR entered into a definitive purchase and sale agreement (the “Next Phase Definitive Agreement (Manufacturing)”) for the Manufacturing Assets that comprise the three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland.   The Company anticipates that the closing of the first acquisition of Manufacturing Assets (in Sandston, Virginia) will occur in the first quarter of 2016 and that the closings of the acquisitions of Manufacturing Assets in Silver Spring and Baltimore, Maryland will be completed in the first half of 2016.

The rights for the manufacture, production and packaging of specified beverages at the Regional Manufacturing Facilities will be granted by The Coca-Cola Company to the Company initially pursuant to an initial regional manufacturing agreement substantially in the form attached to the Manufacturing LOI (the “Initial RMA”). Pursuant to its terms, the Initial RMA will be amended, restated and converted into a final form of regional manufacturing agreement (the “Final RMA”) concurrent with the conversion of the Company’s

Bottling Agreements (as defined below) to the Final CBA as described in the description of the Territory Conversion Agreement (defined and described below).

On October 30, 2015, the Company, The Coca-Cola Company and the other EPBs who will be considered Regional Producing Bottlers entered into a national product supply governance agreement substantially in the form attached to the Manufacturing LOI (the “NPSG Governance Agreement”). Pursuant to the NPSG Governance Agreement, The Coca-Cola Company and the Regional Producing Bottlers have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca-Cola Company and (iii) each other Regional Producing Bottler. The stated objectives of the NPSG include, among others, (i) Coca-Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning. The NPSG Board will make and/or oversee and direct certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for the ongoing operations thereof. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca-Cola system strategic investment opportunities that are consistent with the NPSG Governance Agreement.

Territory Conversion Agreement

Concurrent with their execution of the Next Phase Definitive Agreement (Distribution), on September 23, 2015, the Company, CCR and The Coca-Cola Company executed a territory conversion agreement (the “Territory Conversion Agreement”), which provides that, except as noted below, all of the Company’s master bottle contracts, allied bottle contracts, Initial CBAs and other bottling agreements with The Coca-Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products (as defined therein) (collectively, the “Bottling Agreements”) would be amended, restated and converted (upon the occurrence of certain events described below) to a new and final comprehensive beverage agreement (the “Final CBA”). The conversion would include all of the Company’s then existing Bottling Agreements in the Next Phase Territories or in the Completed Phase Territories and in all other territories in the United States where the Company has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca-Cola Company (the “Legacy Territory”), but would not affect any Bottling Agreements with respect to the greater Lexington, Kentucky territory.  At the time of the conversion of the Bottling Agreements for the Legacy Territory to the Final CBA, CCR will pay a fee to the Company in cash (or another mutually agreed form of payment or credit) in an amount equivalent to 0.5 times the EBITDA the Company generates from sales in the Legacy Territory of Beverages (as defined in the Final CBA) either (i) owned by The Coca-Cola Company or licensed to The Coca-Cola Company and sublicensed to the Company, or (ii) owned by or licensed to Monster Energy Company on which the Company pays, and The Coca-Cola Company receives, a facilitation fee.

The Company may elect to cause the conversion of the Bottling Agreements to the Final CBA to occur at any time by giving written notice to The Coca-Cola Company. Further, if the transactions contemplated by the Next Phase Definitive Agreement (Distribution) are consummated, then the conversion will occur automatically upon the earliest of (i) the consummation of all of the transactions described in the May 2015 LOI regarding the Subsequent Phase Territories (the “Subsequent Phase Territory Transactions”), (ii) January 1, 2020, as long as The Coca-Cola Company has satisfied certain obligations described in the Territory Conversion Agreement regarding its intent to complete the Subsequent Phase Territory Transactions, or (iii) 30 days following the Company’s (a) termination of good faith negotiations of the Subsequent Phase Territory Transactions on terms similar to the Next Phase Territory Transactions or (b) notification that it no longer wants to pursue the Subsequent Phase Territory Transactions.

The Final CBA is similar to the Initial CBA in many respects, but also includes certain modifications and several new business, operational and governance provisions. For example, the Final CBA contains provisions that apply in the event of a potential sale of the Company or its aggregate businesses directly and primarily related to the marketing, promotion, distribution, and sale of Covered Beverages and Related Products (collectively, the “Business”). Under the Final CBA, the Company may only sell the Business to either The Coca-Cola Company or third party buyers approved by The Coca-Cola Company. The Company annually can obtain a list of such approved third party buyers from The Coca-Cola Company or, upon receipt of a third party offer to purchase the Business, may seek approval of such buyer by The Coca-Cola Company. In addition, the Final CBA contains a sale process that would apply if the Company notifies The Coca-Cola Company that it wishes to sell the Business to The Coca-Cola Company. In such event, if the Company and The Coca-Cola Company are unable in good faith to negotiate terms and conditions of a binding purchase and sale agreement, including the purchase price for the Business, then the Company may either withdraw from negotiations with The Coca-Cola Company or initiate a third-party valuation process described in the Final CBA to determine the purchase price for the Business and, upon such third party’s determination of the purchase price, may decide to continue with its potential sale of the Business to The Coca-Cola Company. The Coca-Cola Company would then have the option to (i) purchase the Business for such purchase price pursuant to defined terms and conditions set forth in the Final CBA (including, to the extent not otherwise agreed by the Company and

The Coca-Cola Company, default non-price terms and conditions of the acquisition agreement) or (ii) elect not to purchase the Business, in which case the Final CBA would automatically be amended to, among other things, permit the Company to sell the Business to any third party without obtaining The Coca-Cola Company’s prior approval of such third party.

The Final CBA also includes terms that would apply in the event The Coca-Cola Company terminates the Final CBA following the Company’s default thereunder. These terms include a requirement that The Coca-Cola Company acquire the Business upon such termination as well as the purchase price payable to the Company in such sale. The Final CBA specifies that the purchase price would be determined in accordance with a third-party valuation process equivalent to that employed if the Company notifies The Coca-Cola Company that it desires to sell the Business to The Coca-Cola Company; provided, the purchase price would be 85% of the valuation of the Business determined in the third-party valuation process if the Final CBA is terminated as a result of the Company’s willful misconduct in violating certain obligations in the Final CBA with respect to dealing in other beverage products and other business activities, if a change in control occurs without the consent of The Coca-Cola Company or if the Company disposes of a majority of the voting power of any subsidiary of the Company that is a party to an agreement regarding the distribution or sale of Covered Beverages or Related Products.

Under the Final CBA, the Company will be required to ensure that it achieves an equivalent case volume per capita change rate that is not less than one standard deviation below the median of such rates for all U.S. Coca-Cola bottlers. If the Company fails to comply with the equivalent case volume per capita change rate obligation for two consecutive years, it would have a twelve-month cure period to achieve an equivalent case volume per capita change rate within such standard before it would be considered in breach under the Final CBA and the previously described termination provisions are triggered. The Final CBA also requires the Company to make minimum, ongoing capital expenditures at a specified level.

New Monster Distribution Agreement

Prior to April 6, 2015, the Company distributed energy drink products packaged and/or marketed by MEC Energy Company (“MEC”) under the primary brand name “Monster” (“MEC Products”) in certain portions of the Company’s territories.  On March 26, 2015, the Company and MEC entered into a new distribution agreement granting the Company rights to distribute MEC Products throughout all of the geographic territory the Company currently services for the distribution of Coca-Cola products, commencing April 6, 2015.

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

The nonalcoholic beverage market is highly competitive.  The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.  The sparkling beverage category (including energy products) represents approximately 78% of the Company’s YTD 2015 bottle/can net sales to retail customers.

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

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2015	2014	2015	2014
Bottle/can sales:
Sparkling beverages (including energy products)	$387,955	$286,830	$1,082,266	$829,622
Still beverages	120,372	81,540	302,427	217,878
Total bottle/can sales	508,327	368,370	1,384,693	1,047,500

Other sales:
Sales to other Coca-Cola bottlers	46,618	41,291	133,024	123,680
Post-mix and other	63,861	48,015	169,025	134,551
Total other sales	110,479	89,306	302,049	258,231

Total net sales	$618,806	$457,676	$1,686,742	$1,305,731

Areas of Emphasis

In addition to the expansion of the Company’s distribution territories and acquiring rights to distribute MEC Products throughout all of our territory, key priorities for the Company include revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $162.6 million and $156.7 million in YTD 2015 and YTD 2014, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system.  This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products.  In addition, the Company has focused on reducing fixed warehouse-related costs by consolidating warehouse space throughout the Company’s territory.

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

Results of Operations

Q3 2015 Compared to Q3 2014.

The following overview provides a summary of key information concerning the Company’s financial results for Q3 2015 compared to Q3 2014.

	Third Quarter
In Thousands (Except Per Share Data)	2015	2014	Change	% Change
Net sales	$618,806	$457,676	$161,130	35.2
Cost of sales	380,270	272,734	107,536	39.4
Gross margin	238,536	184,942	53,594	29.0
S,D&A expenses	210,851	156,496	54,355	34.7
Income from operations	27,685	28,446	(761)	(2.7)
Interest expense, net	6,686	7,333	(647)	(8.8)
Other income (expense)	(3,992)	0	(3,992)	N/M
Gain on sale of business	22,651	0	22,651	N/M
Income before taxes	39,658	21,113	18,545	87.8
Income tax expense	12,099	7,408	4,691	63.3
Net income	27,559	13,705	13,854	101.1

Net income attributable to the Company	25,553	12,132	13,421	110.6

Basic net income per share:
Common Stock	$2.75	$1.31	$1.44	109.9
Class B Common Stock	$2.75	$1.31	$1.44	109.9
Diluted net income per share:
Common Stock	$2.74	$1.30	$1.44	110.8
Class B Common Stock	$2.73	$1.30	$1.43	110.0

Items Impacting Operations and Financial Condition

The following items affect the comparability of the Q3 2015 and Q3 2014 financial results:

Q3 2015

•	$22.7 million gain on the sale of BYB,
•	$6.9 million of expenses related to acquiring and transitioning new distribution territories,
•	$4.0 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Completed Phase Territories,
•	$2.1 million pre-tax unfavorable mark-to-market adjustments related to our commodity hedging program,
•	$1.2 million favorable income tax adjustment related to the reduction of state corporate tax rates during Q3 2015,
•	$126.5 million in net sales and $1.8 million of operating income related to Completed Phase Territories, and
•	$1.1 million favorable income tax adjustment related to a reduction in a valuation allowance related to the sale of BYB.

Q3 2014

•	$2.6 million of expenses related to acquiring and transitioning new distribution territories,
•	$10.4 million in net sales and $1.4 million of operating income related to both legacy franchise territories exchanged in 2015 and BYB, and
•	$11.8 million in net sales and $1.2 million of operating income related to Completed Phase Territories.

Net Sales

Net sales increased $161.1 million, or 35.2%, to $618.8 million in Q3 2015 compared to $457.7 million in Q3 2014.  The increase in net sales for Q3 2015 compared to Q3 2014 was principally attributable to the following:

Q3 2015	Attributable to:
(In Millions)
$107.4	Net sales increase related to the Completed Phase Territories, reduced by the 2014 comparable sales of the legacy territory exchanged for expansion territories in 2015
23.9	6.8% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
20.1

5.4% increase in bottle/can sales price per unit to retail customers in the Company's legacy territories, primarily due to an increase in energy beverage volume, including MEC Products (which have a higher sales price per unit), and an increase in all beverage categories sales price per unit, except the water beverage category

6.3	Increase in external transportation revenue
4.9	11.8% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
(3.0)	Decrease in sales of the Company's own brand products primarily due to the sale of BYB during Q3 2015
1.5	Other
$161.1	Total increase in net sales

In Q3 2015, the Company’s bottle/can sales to retail customers accounted for approximately 82% of the Company’s total net sales.  Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances.  Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q3 2015 and Q3 2014 as a percentage of total bottle/can sales volume to retail customers and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2015	Q3 2014	% Increase
Sparkling beverages (including energy products)	75.4%	77.4%	28.5
Still beverages	24.6%	22.6%	43.6
Total bottle/can sales volume	100.0%	100.0%	32.0

Bottle/can volume to retail customers (excluding Completed Phase Territories) increased 6.8%, which represented a 3.4% increase in sparkling beverages and a 18.5% increase in still beverages in Q3 2015 compared to Q3 2014.  The increase in sparkling beverages was primarily due to increases in energy beverages, which was primarily due to the Company’s expanding its territories where the Company distributes MEC Products.  The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages (other than energy beverages) are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences.

Cost of Sales

Cost of sales includes the following:  raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased 39.4%, or $107.5 million, to $380.3 million in Q3 2015 compared to $272.7 million in Q3 2014.  The increase in cost of sales for Q3 2015 compared to Q3 2014 was principally attributable to the following:

Q3 2015	Attributable to:
(In Millions)
$69.1	Net increase in cost of sales related to the Completed Phase Territories, reduced by the 2014 comparable cost of sales of the legacy territory exchanged for expansion territories in 2015
15.6	Increase in raw material costs and increased purchases of finished products
13.9	6.8% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
4.9	Increase in external transportation costs of sales
4.6	11.8% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
(3.1)	Increase in marketing funding support received for the legacy territories, primarily from The Coca-Cola Company
2.1	Increase in cost due to the Company's commodity hedging program
(1.1)	Decrease in cost of sales of the Company's own brand products primarily due to the sale of BYB during Q3 2015
1.5	Other
$107.5	Total increase in cost of sales

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $20.4 million for Q3 2015 compared to $14.6 million for Q3 2014. The increase was attributable both to additional marketing funding support received from The Coca-Cola Company to promote sales of still beverage products throughout the territories served by the Company and increased marketing funding support to promote sales in the Expansion Territories the Company acquired in 2015.

Gross Margin

Gross margin dollars increased 29.0%, or $53.6 million, to $238.5 million in Q3 2015 compared to $184.9 million in Q3 2014.  Gross margin as a percentage of net sales decreased to 38.5% for Q3 2015 from 40.4% for Q3 2014.  The increase in gross margin dollars for Q3 2015 compared to Q3 2014 was principally attributable to the following:

Q3 2015	Attributable to:
(In Millions)
$38.3	Net increase in gross margin related to the Completed Phase Territories, reduced by the 2014 comparable gross margin of the legacy territory exchanged for expansion territories in 2015
20.1

5.4% increase in bottle/can sales price per unit to retail customers in the Company's legacy territories, primarily due to an increase in energy beverage volume, including MEC Products (which have a higher sales price per unit), and an increase in all beverage categories sales price per unit except the water beverage category

(15.6)	Increase in raw material costs and increased purchases of finished products
10.0	6.8% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
3.1	Increase in marketing funding support received for the legacy territories, primarily from The Coca-Cola Company
(2.1)	Increase in cost due to the Company's commodity hedging program
(1.9)	Decrease in gross margin of the Company's own brand products primarily due to the sale of BYB during Q3 2015
1.4	Increase in external transportation gross margin
0.3	Other
$53.6	Total increase in gross margin

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

S,D&A expenses increased by $54.4 million, or 34.7%, to $210.9 million in Q3 2015 from $156.5 million in Q3 2014.  S,D&A expenses as a percentage of net sales decreased to 34.1% in Q3 2015 from 34.2% in Q3 2014.  The increase in S,D&A expenses for Q3 2015 compared to Q3 2014 was principally attributable to the following:

Q3 2015	Attributable to:
(In Millions)
$21.7	Increase in employee salaries, excluding incentive compensation, due to normal salary increases and additional personnel added from the Completed Phase Territories
4.5	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Completed Phase Territories
4.4	Increase in incentive compensation expense due to the Company’s financial performance
4.3	Increase in expenses related to the Company’s territory expansion primarily professional fees related to due diligence
3.5

Increase in employee benefit costs primarily due to additional medical expense (for employees from the Completed Phase Territories) and pension expense offset by reduced retiree medical benefit costs for legacy employees

2.2	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships in the Completed Phase Territories
1.8	Increase in vending and fountain parts expense due to the addition of the Completed Phase Territories
1.5	Increase in temporary labor in the Completed Phase Territories
1.5	Increase in employer payroll taxes primarily due to payroll in the Completed Phase Territories
1.3	Increase in software expenses primarily due to an investment in technology for the Completed Phase Territories
1.1	Increase in employee travel expenses related to the Completed Phase Territories
1.0	Increase in professional fees primarily due to additional compliance and technology expenses
5.6	Other
$54.4	Total increase in S,D&A expenses

Interest Expense

Net interest expense decreased by $0.6 million or 8.8% in Q3 2015 compared to Q3 2014.  The decrease in Q3 2015, as compared to Q3 2014, was primarily due to the refinancing in April 2015 of $100 million in senior notes with borrowings under the Company’s Revolving Credit Facility which has a lower interest rate.  This decrease was partially offset by additional borrowings to finance the territory expansion. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.3% and 5.7% during Q3 2015 and Q3 2014, respectively.

Other Income (Expense)

Other (expense) income in Q3 2015 included a noncash expense of $4.0 million as a result of an unfavorable fair value adjustment of the Company’s contingent consideration liability related to the expansion territories acquired during 2014 and 2015.  The adjustment was primarily driven by a change in the risk-free interest rate during Q3 2015.

Each reporting period, the Company adjusts its contingent consideration liability related to the newly-acquired distribution territories to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the CBAs using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including the risk-free interest rate. These future expected sub-bottling payments extend through the life of the related distribution asset acquired in each distribution territory expansion, which is generally 40 years. In addition, the Company is required to pay quarterly the current portion of the sub-bottling fee. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s estimated WACC, management’s best estimate of the amounts of sub-bottling payments that will be paid in the future under the CBAs, and current period sub-bottling payments made. Changes in any of these factors, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could materially impact the fair value of the acquisition-related contingent consideration and consequently the amount of noncash expense (or income) recorded each reporting period.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q3 2015 and Q3 2014 was 30.5% and 35.1%, respectively.  The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q3 2015 and Q3 2014 was 32.1% and 37.9%, respectively.  The decrease is primarily due to the reduction in the valuation allowance related to the sale of BYB and a reduction to income tax associated with state legislation that reduced the corporate tax rate.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.0 million and $1.6 million in Q3 2015 and Q3 2014 respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive income, net of tax, was $0.4 million in both Q3 2015 and Q3 2014.

YTD 2015 compared to YTD 2014.

The following overview provides a summary of key information concerning the Company’s financial results for YTD 2015 compared to YTD 2014.

	First Nine Months			%
In Thousands (Except Per Share Data)	2015	2014	Change	Change
Net sales	$1,686,742	$1,305,731	$381,011	29.2
Cost of sales	1,026,516	778,936	247,580	31.8
Gross margin	660,226	526,795	133,431	25.3
S,D&A expenses	577,323	454,969	122,354	26.9
Income from operations	82,903	71,826	11,077	15.4
Interest expense, net	20,751	21,899	(1,148)	(5.2)
Other income (expense)	(3,003)	0	(3,003)	N/M
Gain on exchange of franchise territory	8,807	0	8,807	N/M
Gain on sale of business	22,651	0	22,651	N/M
Income before taxes	90,607	49,927	40,680	81.5
Income tax expense	31,174	17,789	13,385	75.2
Net income	59,433	32,138	27,295	84.9

Net income attributable to the Company	54,711	28,364	26,347	92.9

Basic net income per share:
Common Stock	$5.89	$3.06	$2.83	92.5
Class B Common Stock	$5.89	$3.06	$2.83	92.5
Diluted net income per share:
Common Stock	$5.87	$3.05	$2.82	92.5
Class B Common Stock	$5.85	$3.04	$2.81	92.4

Items Impacting Operations and Financial Condition

The following items affect the comparability of the YTD 2015 and YTD 2014 financial results:

YTD 2015

•	$22.7 million gain on the sale of BYB,
•	$14.2 million of expenses related to acquiring and transitioning new distribution territories,
•	$8.8 million gain on the exchange of certain franchise territories and related assets and liabilities,
•	$293.7 million in net sales and $8.3 million of operating income related to Completed Phase Territories,
•	$3.0 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Completed Phase Territories,
•	$2.2 million pre-tax unfavorable mark-to-market adjustments related to our commodity hedging program,
•	$1.2 million favorable income tax adjustment related to the reduction of state corporate tax rates during Q3 2015, and
•	$1.1 million favorable income tax adjustment related to a reduction in a valuation allowance related to the sale of BYB.

YTD 2014

•	$7.6 million of expenses related to acquiring and transitioning new distribution territories,
•	$15.5 million in net sales and $2.4 million of operating income related to both legacy franchise territories exchanged in 2015 and BYB, and
•	$16.2 million in net sales and $1.5 million of operating income related to Completed Phase Territories.

Net Sales

Net sales increased $381.0 million, or 29.2%, to $1.69 billion in YTD 2015 compared to $1.31 billion in YTD 2014.  The increase in net sales for YTD 2015 compared to YTD 2014 was principally attributable to the following:

YTD 2015	Attributable to:
(In Millions)
$265.9	Net sales increase related to the Completed Phase Territories, reduced by the 2014 comparable sales of the legacy territory exchanged for expansion territories in 2015
47.7

4.5% increase in bottle/can sales price per unit to retail customers in the Company's legacy territories, primarily due to an increase in energy beverage volume, including MEC Products (which have a higher sales price per unit), and an increase in all beverage categories sales price per unit except the water beverage category

42.1	4.2% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
17.5	Increase in external transportation revenue
7.0	5.6% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
2.4

1.8% increase in sales price per unit of sales to other Coca-Cola bottlers, primarily due to a higher percentage of energy products, including MEC Products, and still beverages (which have a higher sales price per unit than non-energy sparkling beverages)

(2.7)	Decrease in sales of the Company's own brand products primarily due to the sale of BYB during Q3 2015
2.2	3.3% increase in post-mix sales price per unit
(1.1)	Other
$381.0	Total increase in net sales

In YTD 2015, the Company’s bottle/can sales to retail customers accounted for approximately 82% of the Company’s total net sales.  Product category sales volume in YTD 2015 and YTD 2014 as a percentage of total bottle/can sales volume to retail customers and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2015	YTD 2014	% Increase
Sparkling beverages (including energy products)	77.6%	78.8%	24.4
Still beverages	22.4%	21.2%	33.6
Total bottle/can sales volume	100.0%	100.0%	26.4

Bottle/can volume for retail customers (excluding Completed Phase Territories) increased 4.2% which represented a 1.9% increase in sparkling beverages and a 12.5% increase in still beverages in YTD 2015 compared to YTD 2014.  The volume increase in sparkling beverages was primarily due to increases in energy beverages which was primarily due to the Company’s expanding its territories where the Company distributes MEC Products. The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages (other than energy beverages) are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences.
The Company’s products are sold and distributed through various channels.  They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2015 and YTD 2014, approximately 67% and 68% of the Company’s bottle/can volume to retail customers was sold for future consumption while the remaining bottle/can volume to retail customers of approximately 33% and 32%, respectively, was sold for immediate consumption.  The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume to retail customers during both YTD 2015 and YTD 2014.  The Company’s second largest customer, Food Lion, LLC, accounted for approximately 7% and 9% of the Company’s total bottle/can volume to retail customers during YTD 2015 and YTD 2014, respectively.  Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s net sales during both YTD 2015 and YTD 2014.   No other customer represented greater than 10% of the Company’s total net sales in YTD 2015 or YTD 2014.   All of the Company’s beverage sales are to customers in the United States.

Cost of Sales

Cost of sales increased $247.6 million, or 31.8%, to $1.03 billion in YTD 2015 compared to $778.9 million in YTD 2014.  The increase in cost of sales for YTD 2015 compared to YTD 2014 was principally attributable to the following:

YTD 2015	Attributable to:
(In Millions)
$170.4	Net increase in cost of sales related to the Completed Phase Territories, reduced by the 2014 comparable cost of sales of the legacy territory exchanged for expansion territories in 2015
30.7	Increase in raw material costs and increased purchases of finished products
24.5	4.2% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
14.2	Increase in external transportation cost of sales
6.7	5.6% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
(5.1)	Increase in marketing funding support received for the legacy territories, primarily from The Coca-Cola Company
(1.6)	Decrease in cost of sales of the Company's own brand products primarily due to the sale of BYB during Q3 2015
3.5	Increase in cost due to the Company's commodity hedging program
4.3	Other
$247.6	Total increase in cost of sales

Total marketing funding support from The Coca-Cola Company and other beverage companies was $52.8 million in YTD 2015 compared to $41.4 million in YTD 2014.  The increase was attributable both to additional marketing funding support received from The Coca-Cola Company to promote sales of still beverage products throughout the territories served by the Company and increased marketing funding support to promote sales in the Expansion Territories the Company acquired in 2015.  The Company expects marketing funding support generally to increase as the Company acquires additional Expansion Territories, but future levels of marketing funding support and promotion funds provided by The Coca-Cola Company and other beverage companies may, and likely will, vary materially from the levels provided during the Company’s most recently completed and current fiscal year.

Gross Margin

Gross margin dollars increased 25.3%, or $133.4 million, to $660.2 million in YTD 2015 compared to $526.8 million in YTD 2014. Gross margin as a percentage of net sales decreased to 39.1% for YTD 2015 from 40.3% in YTD 2014.  The increase in gross margin dollars for YTD 2015 compared to YTD 2014 was principally attributable to the following:

YTD 2015	Attributable to:
(In Millions)
$95.5	Net increase in gross margin related to the Completed Phase Territories, reduced by the 2014 comparable gross margin of the legacy territory exchanged for expansion territories in 2015
47.7

4.5% increase in bottle/can sales price per unit to retail customers in the Company's legacy territories,  primarily due to an increase in energy beverage volume, including MEC Products (which have a higher sales price per unit), and an increase in all beverage categories sales price per unit except the water beverage category

(30.7)	Increase in raw material costs and increased purchases of finished products
17.6	4.2% increase in bottle/can sales volume to retail customers in the Company's legacy territories, primarily due to an increase in energy beverages, including MEC Products, and still beverages
5.1	Increase in marketing funding support received for the legacy territories, primarily from The Coca-Cola Company
(3.5)	Increase in cost due to the Company's commodity hedging program
3.3	Increase in external transportation gross margin
2.4

1.8% increase in sales price per unit of sales to other Coca-Cola bottlers, primarily due to a higher percentage of energy products, including MEC Products, and still beverages (which have a higher sales price per unit than non-energy sparkling beverages)

2.2	3.3% increase in post-mix sales price per unit
(1.1)	Decrease in gross margin of the Company's own brand products primarily due to the sale of BYB during Q3 2015
(5.1)	Other
$133.4	Total increase in gross margin

The Company’s gross margins may not be comparable to other peer companies, since some of them include all costs related to their distribution network in cost of sales and the Company does not.  The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses

S,D,&A expenses increased by $122.4 million, or 26.9% to $577.3 million in YTD 2015 from $454.9 million in YTD 2014. S,D,&A expenses as a percentage of net sales decreased to 34.2% in YTD 2015 from 34.8% in YTD 2014.  The increase in S,D&A expenses for YTD 2015 compared to YTD 2014 was principally attributable to the following:

YTD 2015	Attributable to:
(In Millions)
$52.3	Increase in employee salaries, excluding incentive compensation, due to normal salary increases and additional personnel added from the Completed Phase Territories
10.4	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Completed Phase Territories
9.2	Increase in incentive compensation expense due to the Company’s financial performance
8.2

Increase in employee benefit costs primarily due to additional medical expense (for employees from the Completed Phase Territories) and pension expense offset by reduced retiree medical benefit costs for legacy employees

6.4	Increase in expenses related to the Company’s territory expansion primarily professional fees related to due diligence
5.4	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships in the Completed Phase Territories
3.9	Increase in vending and fountain parts expense due to the addition of the Completed Phase Territories
3.2	Increase in software expenses primarily due to an investment in technology for the Completed Phase Territories
3.0	Increase in employer payroll taxes primarily due to payroll in the Completed Phase Territories
2.9	Increase in employee travel expenses related to the Completed Phase Territories
2.9	Increase in professional fees primarily due to additional compliance and technology expenses
2.7	Increase in temporary labor for additional legacy warehouse labor and in the Completed Phase Territories
(1.5)	Decrease in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily due to reduced fuel pricing
13.4	Other
$122.4	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales.  Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $162.6 million and $156.7 million in YTD 2015 and YTD 2014, respectively.

Interest Expense

Net interest expense decreased by $1.1 million or 5.2% in YTD 2015 compared to YTD 2014. The decrease in YTD 2015, as compared to YTD 2014, was primarily due to the refinancing in April 2015 of $100 million in senior notes with borrowings under the Company’s Revolving Credit Facility which has a lower interest rate, partially offset by additional borrowings to finance the territory expansion. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.6% and 5.8% during YTD 2015 and YTD 2014.

Other Income (Expense)

Other income (expense) in YTD 2015 included a noncash expense of $3.0 million as a result of an unfavorable fair value adjustment of the Company’s contingent consideration liability related to the expansion territories acquired during 2014 and 2015, which was primarily driven by a change in the risk-free interest rate.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2015 and YTD 2014 was 34.4% and 35.6%, respectively.  The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2015 and YTD 2014 was 36.3% and 38.5%, respectively.  The decrease is primarily due to the reduction in the valuation allowance related to the sale of BYB and a reduction to deferred income taxes associated with state legislation that reduced the corporate rate.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.7 million and $3.8 million in YTD 2015 and YTD 2014 respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive income, net of tax, was $1.3 million and $1.1 million in YTD 2015 and YTD 2014, respectively.

Segment Operating Results

Prior to the sale of BYB, the Company operated its business under five operating segments. Two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages (made up entirely of BYB), have been aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represents the vast majority of the Company’s consolidated revenues, operating income, and assets. After the sale of BYB, the Company believes four operating segments exist.  The remaining three operating segments do not meet the quantitative thresholds in ASC 280 for separate reporting.  As a result, the discussion of the Company’s operations is focused on the consolidated results.  Below is a breakdown of the Company’s net sales and operating income by reportable segment.

	Third Quarter		First Nine Months
In Thousands	2015	2014	2015	2014
Net Sales:
Nonalcoholic Beverages	$603,042	$447,610	$1,644,332	$1,279,369
All Other	41,761	32,716	116,269	91,824
Eliminations	(25,997)	(22,650)	(73,859)	(65,462)
Consolidated	$618,806	$457,676	$1,686,742	$1,305,731

Operating Income:
Nonalcoholic Beverages	$26,098	$27,065	$78,490	$68,645
All Other	1,587	1,381	4,413	3,181
Consolidated	$27,685	$28,446	$82,903	$71,826

Financial Condition

Total assets increased to $1.71 billion at September 27, 2015, from $1.43 billion at December 28, 2014 and $1.38 billion at September 28, 2014 primarily due to assets acquired in the Completed Phase Territories.  Net working capital (deficit), defined as current assets less current liabilities, decreased by $120.5 million to $(60.9) million at September 27, 2015 from December 28, 2014 and decreased by $146.9 million at September 27, 2015 from September 28, 2014.

Significant changes in net working capital (deficit) from December 28, 2014 were as follows:

•	An increase in cash and cash equivalents of $31.4 million primarily due to cash flows generated from operations,
•	An increase in accounts receivable, trade of $50.2 million primarily due to normal seasonal sales increases and accounts receivable from newly-acquired territories in 2015,
•	A net increase in accounts payable to The Coca-Cola Company of $15.1 million primarily due to activity from newly-acquired territories and the timing of payments and receipts,
•	An increase in inventories of $23.4 million primarily due to a normal seasonal increase and inventories from newly-acquired territories in 2015,
•	An increase in current portion of debt of $164.8 million due to senior notes which mature in June of 2016,
•	An increase in accounts payable, trade of $20.2 million primarily due to a normal seasonal increase in purchases and purchases from newly-acquired territories in 2015, and
•	An increase in other accrued liabilities of $24.3 million primarily due to timing of payments and an increase in the current portion of acquisition-related contingent consideration.

Significant changes in net working capital from September 28, 2014 were as follows:

•	An increase in cash and cash equivalents of $17.4 million primarily due to cash flows generated from operations,

•	An increase in accounts receivable, trade of $54.5 million primarily due to accounts receivable sales from the Completed Phase Territories,
•	A net increase in accounts payable to The Coca-Cola Company of $29.5 million primarily due to the timing of payments and the Completed Phase Territories,
•	An increase in inventories of $14.0 million primarily due to inventories from the Completed Phase Territories and inventory required for the execution of future marketing strategies,
•	An increase in prepaid expenses and other current assets of $9.5 million primarily due to overpayment of federal and state income taxes in 2014,
•	An increase in current portion of debt of $164.8 million due to senior notes which mature in June of 2016,
•	An increase in accounts payable, trade of $29.4 million primarily due to accounts payable from the Completed Phase Territories,
•	An increase in other accrued liabilities of $19.2 million primarily due to the timing of payments and an increase in the current portion of acquisition related contingent consideration, and
•	An increase in accrued compensation of $8.6 million primarily due to increased incentive compensation accruals due to the Company’s financial performance.

Debt and capital lease obligations were $606.4 million as of September 27, 2015 compared to $503.8 million as of December 28, 2014 and $504.3 million as of September 28, 2014.  Debt and capital lease obligations as of September 27, 2015 included $57.5 million of capital lease obligations related primarily to Company facilities.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facility balances, banks and public markets.  Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of additional distribution territories pursuant to the May 2015 LOI and the acquisition of additional manufacturing facilities pursuant to the Manufacturing LOI, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months.  The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement.  The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit.  On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility thereby increasing the aggregate availability by $100 million to $450 million.  Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing.  At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments.  The Revolving Credit Facility includes two financial covenants:  a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement.  The Company was in compliance with these covenants as of September 27, 2015.  These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. On September 27, 2015 and December 28, 2014, the Company had $275.0 million and $71.0 million, respectively, of outstanding borrowings under the Revolving Credit Facility. On September 28, 2014, the Company had $50.0 million of outstanding borrowings on the Company’s prior revolving credit facility.

The Company had $100 million of senior notes which matured in April 2015.  The Company used borrowings under the Revolving Credit Facility to refinance the notes. The Company has $164.8 million of senior notes maturing in June 2016, which the Company intends to refinance.

On October 31, 2014, the Company terminated an uncommitted line of credit under which the Company could borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank and refinanced the outstanding balance with additional borrowings under the Revolving Credit Facility. On September 28, 2014, the Company had $20.0 million outstanding under the uncommitted line of credit.

The Company historically has obtained the majority of its financing, other than capital leases, from various sources, including banks and the public markets.  As of September 27, 2015, $273.9 million of the Company’s total outstanding balance of debt and capital lease obligations of $606.4 million was financed through publicly offered debt.  The Company had capital lease obligations of $57.5 million as of September 27, 2015.

As of September 27, 2015, December 28, 2014 and September 28, 2014, the weighted average interest rate of the Company’s debt and capital lease obligations was 4.4%, 5.8% and 5.8%, respectively, for its outstanding debt and capital lease obligations.  The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.6% and 5.8% in YTD 2015 and YTD 2014 respectively.  As of September 27, 2015, $275.0 million of the Company’s debt and capital lease obligations of $606.4 million were subject to changes in short-term interest rates.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries.  There are no guarantees of the Company’s debt.

At September 27, 2015, the Company’s credit ratings were as follows:

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

Net debt and capital lease obligations were summarized as follows:

	September 27,	Dec. 28,	September 28,
In Thousands	2015	2014	2014
Debt	$548,912	$444,759	$443,709
Capital lease obligations	57,450	59,050	60,568
Total debt and capital lease obligations	606,362	503,809	504,277
Less: Cash and cash equivalents	40,491	9,095	23,067
Total net debt and capital lease obligations (1)	$565,871	$494,714	$481,210

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

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the territory expansion transactions completed in 2015 and 2014. The September 27, 2015 balance of $93.1 million included a $4.0 million and a $3.0 million noncash fair value adjustment to increase the liability in Q3 2015 and YTD 2015, respectively. There were no transfers from Level 1 or Level 2. The noncash fair value adjustments in Q3 2015 and YTD 2015, respectively, did not impact the Company’s liquidity or capital resources.

Cash Sources and Uses

The primary sources of cash for the Company in YTD 2015 and YTD 2014 were cash flows from operating activities and borrowings under credit facilities. The primary uses of cash in YTD 2015 and YTD 2014 were payments of long-term debt, capital expenditures, territory acquisitions and exchanges, income tax payments, dividend payments, pension payments and payments of capital lease obligations.

A summary of activity for YTD 2015 and YTD 2014 follows:

	First Nine Months
In Millions	2015	2014
Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$105.4	$81.7
Proceeds from revolving credit facilities	269.0	85.0
Proceeds from the sale of business	26.4	-
Proceeds from the sale of property, plant and equipment	0.3	1.2
Total cash sources	$401.1	$167.9

Cash Uses
Payment of $100 million Senior Notes	$100.0	$-
Capital expenditures	104.4	61.4
Acquisition of expansion territories	52.7	12.2
Payment of acquisition related contingent consideration	2.4	-
Payments on revolving credit facilities /line of credit	65.0	40.0
Payment on capital lease obligations	4.9	4.4
Dividends	7.0	6.9
Income tax payments	22.4	24.2
Contributions to pension plans	10.5	7.5
Payment for debt issuance costs	0.2	-
Other	0.2	-
Total cash uses	$369.7	$156.6
Increase in cash	$31.4	$11.3

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $5 million and $12 million for the remainder of 2015.  This projection does not include any anticipated cash income tax requirements from additional expansion territory transactions.

Operating Activities

During YTD 2015, cash provided by operating activities increased $22.5 million, as compared to YTD 2014. The increase in cash provided by operating activities was primarily due to an increase in net income of $27.3 million and an increase in depreciation and amortization expense of $11.9 million.  Included in net income is an $8.8 million gain on the exchange of franchise territory, a $22.7 million gain from the sale of BYB and a $3.0 million noncash unfavorable fair value adjustment to acquisition related contingent consideration.

Investing Activities

During YTD 2015, cash used in investing activities increased $58.2 million, as compared to YTD 2014.  The increase was driven by higher levels of capital expenditures and acquisitions of distribution territories offset by cash proceeds from the sale of BYB.

Additions to property, plant and equipment during YTD 2015 were $104.4 million, of which $6.4 million were accrued in accounts payable, trade as unpaid. This amount excludes $39.8 million in property, plant and equipment acquired in the distribution territory expansion and exchange transactions completed in YTD 2015. This compared to $61.4 million in additions to property, plant and equipment during YTD 2014, of which $2.9 million were accrued in accounts payable, trade as unpaid. The YTD 2014 additions exclude $8.5 million in property, plant and equipment acquired in the territory expansion in YTD 2014. Capital expenditures during YTD 2015 were funded with cash flows from operations and available credit facilities.

During YTD 2015, the Company acquired the YTD 2015 Expansion Territories and completed the Lexington-for-Jackson exchange.  The total cash used to acquire these expansion and exchange territories was $52.7 million. During YTD 2014, the Company acquired franchise territories in Johnson City and Morristown, Tennessee for $12.2 million in cash.

During Q3 2015, the Company sold BYB to The Coca-Cola Company for a cash purchase price of $26.4 million.

Financing Activities

During YTD 2015, cash provided by financing activities increased $55.8 million, as compared to YTD 2014.  During YTD 2015, the Company’s net borrowings under the Revolving Credit Facility increased $204.0 million primarily to refinance $100 million of senior notes which matured in April 2015, to fund the acquisition of new territories, and to fund working capital requirements and capital expenditures.  During YTD 2014, the Company’s net borrowings under the Company’s prior revolving credit facility increased $45 million primarily to fund the acquisition of new territories and to fund seasonal working capital requirements and capital expenditures.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $32.9 million of debt for these entities as of September 27, 2015.   In addition, the Company has an equity ownership in each of the entities.   The members of both cooperatives consist solely of Coca-Cola bottlers.  The Company does not anticipate either of these cooperatives will fail to fulfill their commitments.  The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.  As of September 27, 2015, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.6 million including the Company’s equity interests.  See Note 12 and Note 17 to the consolidated financial statements for additional information about these entities.

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

The net impact of the commodity hedges was to increase cost of sales by $2.5 million in YTD 2015 and to decrease cost of sales by $0.9 million in YTD 2014, and to increase S,D&A expenses by $0.1 million in YTD 2015. Commodity hedges did not impact S,D&A expenses in YTD 2014.

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

In September 2015, the FASB issued new guidance that requires an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The new guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company elected to early-adopt this new accounting guidance in Q3 2015.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued new guidance on accounting for debt issuance costs. The new guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt. In August 2015, the FASB issued additional guidance which clarified that an entity can present debt issuance costs of a line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

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
•

the Company’s belief that the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of additional distribution territories and the acquisition of additional manufacturing facilities, meet its working capital requirements and maintain an appropriate level of capital spending for the next twelve months;

•

the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt commitments;

•	the Company’s key priorities which are territory expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;
•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $0 to $2 million for the remainder of 2015;
•	the Company’s belief that cash requirements for income taxes will be in the range of $5 million to $12 million for the remainder of 2015;
•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;
•	the Company’s belief that the majority of its deferred tax assets will be realized;
•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;
•	the Company’s belief that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;
•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $25 million assuming no change in volume;

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
•

the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of September 27, 2015.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results.  Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 28, 2014 and in Part II, Item 1A of this report.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt.  As of September 27, 2015, $275.0 million of the Company’s debt and capital lease obligations of $606.4 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 27, 2015, interest expense for the next twelve months would increase by approximately $2.8 million.  This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt.  This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value at each reporting period, is also impacted by changes in interest rates. The risk free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the CBAs related to the Completed Phase Territories. As a result, any changes in the underlying risk-free interest rates will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials.  The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices.  The Company periodically uses derivative commodity instruments in the management of this risk.  The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $25 million assuming no change in volume.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2015.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors.

In addition to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014, the following risk factors should be considered carefully in evaluating the Company’s business and before making any investment decision regarding securities issued or to be issued by the Company.

The Company’s participation in the NPSG may create additional risk because we will not exercise sole decision making authority over national product supply system issues that affect the Company and other members of the NPSG Board may have different interests than we do.

Pursuant to the NPSG Governance Agreement, we have agreed to abide by decisions made by the NPSG Board that are made in accordance with the governance processes and principles outlined in the NPSG Governance Charter that is part of the NPSG Agreement.   Even though we will be a member of the NPSG Board, we will not exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company.  These may include decisions that are made to benefit the Coca-Cola system as a whole but have a negative impact on our profitability, including decisions regarding strategic investment and divestment, optimal national product supply sourcing and new product or packaging infrastructure planning.

Provisions in the Final CBA with The Coca-Cola Company could delay or prevent a change in control of the Company, which could adversely affect the price of our common stock.

Provisions in the Final CBA require the Company to obtain The Coca-Cola Company’s prior approval of a potential buyer of the Company’s Coca-Cola distribution or manufacturing related businesses, which could delay or prevent a change in control of the Company or the ability of the Company to sell such businesses. The Company annually can obtain a list of approved third party buyers from The Coca-Cola Company or, upon receipt of a third party offer to purchase the Company or its Coca-Cola related business, may seek approval of such buyer by The Coca-Cola Company. In addition, the Final CBA contains a sale process that would apply if the Company notifies The Coca-Cola Company that it wishes to sell the distribution or manufacturing business to The Coca-Cola Company, which process includes default terms and conditions of sale and a third party valuation should the Company and The Coca-Cola Company choose to use them. The Final CBA also includes terms that would apply in the event The Coca-Cola Company terminates the Final CBA following the Company’s default thereunder. The Final RMA provides that any transfer of the manufacturing business is subject to the same provisions.

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

101

Financial statements from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended September 27, 2015, filed on November 6, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 6, 2015	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant
and
Senior Vice President, Shared Services
and
Chief Financial Officer

Date: November 6, 2015	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant
and
Chief Accounting Officer