Form 10-K
period 2016-01-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2016-03-18
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Market Value as of June 26, 2015
Common Stock, $l.00 Par Value	$693,972,379
Class B Common Stock, $l.00 Par Value	*

*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 4, 2016
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,150,782

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the registrant’s 2016 Annual Meeting of Stockholders.	Part III, Items 10-14

PART I

Item 1.	Business

Introduction

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we” or “us”), produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company was incorporated in 1980, and its predecessors have been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest independent Coca-Cola bottler in the United States.

We hold various agreements under which we produce, distribute and market sparkling beverages of The Coca-Cola Company, still beverages of The Coca-Cola Company such as POWERade, vitaminwater, Minute Maid Juices To Go and Dasani water products, and various other products, including Dr Pepper, Sundrop and Monster Energy products. Historically, our operational footprint included markets located in North Carolina, South Carolina, south Alabama, south Georgia, central Tennessee, western Virginia and West Virginia (the “Legacy Territories”).

Since April 2013, as part of The Coca-Cola Company’s plans to refranchise its North American bottling territories, we have engaged in a series of transactions with The Coca-Cola Company and Coca-Cola Refreshments, Inc. (“CCR”), a wholly-owned subsidiary of The Coca-Cola Company, to expand our distribution operations significantly through the acquisition both of rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Expansion Transactions”). The Company’s rights to distribute and market beverage products of The Coca-Cola Company in the Expansion Territories are governed by a Comprehensive Beverage Agreement entered into at each closing for Expansion Territories and are different from the rights we hold under agreements with The Coca-Cola Company to serve the markets located in the Legacy Territories.

The Company has acquired the following Expansion Territories as of January 3, 2016:

Expansion Territories	Closing Date
Johnson City and Morristown, Tennessee	May 23, 2014
Knoxville, Tennessee	October 24, 2014
Cleveland and Cookeville, Tennessee	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	February 27, 2015
Lexington, Kentucky	May 1, 2015
Paducah and Pikeville, Kentucky	May 1, 2015
Norfolk, Staunton and Fredericksburg, Virginia and Elizabeth City, North Carolina	October 30, 2015

In addition to expanding our distribution territory, in September 2015 and February 2016, we announced our intention to engage in a series of transactions with The Coca-Cola Company and CCR to purchase seven manufacturing facilities (the “Expansion Manufacturing Facilities”) and related assets (the “Manufacturing Facility Expansion Transactions” and, together with the Distribution Expansion Transactions, the “Expansion Transactions”).

As of January 3, 2016, The Coca-Cola Company owned approximately 34.8% of our outstanding common stock, representing approximately 5.0% of the total voting power of our common stock and Class B common stock voting together as a single class. The Coca-Cola Company does not own any shares of our Class B common stock.  J. Frank Harrison, III, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (the “Board”), currently owns or controls approximately 86% of the combined voting power of the Company’s outstanding common stock and Class B common stock as of January 3, 2016.

Beverage Products

Nonalcoholic beverage products that we produce, market and distribute can be broken down into two categories:

•	Sparkling beverages – beverages with carbonation, including energy drinks; and
•	Still beverages – beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

Sales of sparkling beverages were approximately 80%, 81% and 82% of total net sales for fiscal 2015 (“2015”), fiscal 2014 (“2014”) and fiscal 2013 (“2013”), respectively. Sales of still beverages were approximately 20%, 19%, and 18% of total net sales for 2015, 2014 and 2013, respectively.

The Company’s principal sparkling beverage is Coca-Cola. In each of the last three fiscal years, sales of products bearing the      “Coca-Cola” or “Coke” trademark have accounted for more than half of our bottle/can volume to retail customers. In total, products of The Coca-Cola Company accounted for approximately 87%, 88% and 88% of our bottle/can volume to retail customers during 2015, 2014 and 2013, respectively.

We offer a range of flavors designed to meet the demands of our consumers.  The main packaging materials for our beverages are plastic bottles and aluminum cans. In addition, we provide restaurants and other immediate consumption outlets with fountain or “post-mix” products. Post-mix products are dispensed through equipment that mixes the fountain syrup with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

Prior to August 2015, a subsidiary of the Company had developed certain beverage products which the Company, CCR and certain other Coca-Cola franchise bottlers marketed and distributed in the territories they served. These products included Tum-E Yummies, a vitamin-C enhanced flavored drink, and Fuel in a Bottle power shots. We sold this subsidiary to The Coca-Cola Company in August 2015, but we continue to distribute Tum-E Yummies in the territories we serve.

The following table sets forth some of our most important products, including products that both The Coca-Cola Company and other beverage companies have licensed to us.

The Coca-Cola Company
Sparkling Beverages (including Energy Products)	Still Beverages	Products Licensed by Other Beverage Companies
Coca-Cola	glacéau smartwater	Dr Pepper
Diet Coke	glacéau vitaminwater	Diet Dr Pepper
Coca-Cola Zero	Dasani	Sundrop
Coca-Cola Life	Dasani Flavors	Monster Energy products
Sprite	POWERade	Full Throttle
Fanta Flavors	POWERade Zero	NOS®
Sprite Zero	Minute Maid Adult
Mello Yello	Refreshments
Cherry Coke	Minute Maid Juices To Go
Seagrams Ginger Ale	Gold Peak Tea
Cherry Coke Zero	FUZE
Diet Coke Splenda®	Tum-E Yummies
Fresca
Pibb Xtra
Barqs Root Beer
TAB

Beverage Agreements for Legacy Territories

We hold a number of contracts with The Coca-Cola Company which entitle us to produce, market and distribute in the Legacy Territories The Coca-Cola Company’s nonalcoholic beverages in bottles, cans and five gallon pressurized pre-mix containers. We have similar arrangements with Dr Pepper Snapple Group, Inc. and other beverage companies for the Legacy Territories. For the Expansion Territories, the Company holds its rights to market and distribute The Coca-Cola Company’s nonalcoholic beverages under Comprehensive Beverage Agreements that do not include the right to produce such beverages. The beverage agreements pertaining to the Expansion Territories are described below following the description of contracts for the Legacy Territories under the heading “Beverage Agreements with The Coca-Cola Company for the Expansion Territories” and “Beverage Agreements with Other Licensors for the Expansion Territories.”

We purchase concentrates from The Coca-Cola Company and produce, market and distribute its principal sparkling beverages in the Legacy Territories under two basic forms of beverage agreements with The Coca-Cola Company: (i) beverage agreements that cover sparkling beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages” and “Cola Beverage Agreements”), and (ii) beverage agreements that cover other sparkling beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements” or collectively referred to as the “Cola and Allied Beverage Agreements”). The Company is party to Cola Beverage Agreements and Allied Beverage Agreements for various specified Legacy Territories.

We also purchase as finished goods and distribute certain still beverages, such as sports drinks and juice drinks, from The Coca-Cola Company (or its designees or joint ventures), and produce, market and distribute Dasani water products, pursuant to the terms of marketing and distribution agreements applicable to the Legacy Territories (the “Still Beverage Agreements”).

Cola Beverage Agreements with The Coca-Cola Company

The Cola Beverage Agreements for the Legacy Territories provide that we will purchase our entire requirements of concentrates or syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment, and other terms and conditions of supply determined from time-to-time by The Coca-Cola Company at its sole discretion and prohibit us from producing, distributing, or handling cola products other than those of The Coca-Cola Company. We have the exclusive right to manufacture and distribute Coca-Cola Trademark Beverages for sale in authorized containers in the Legacy Territories. The Coca-Cola Company may determine, at its sole discretion, what types of containers are authorized for use with its products. The Company may not sell Coca-Cola Trademark Beverages outside of the Legacy Territories except by agreement with The Coca-Cola Company.

We are obligated, among other things, to:

•

maintain such plant and equipment, staff and distribution and vending facilities that are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in the Legacy Territories;

•	undertake quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company;
•	develop, stimulate and satisfy fully the demand for Coca-Cola Trademark Beverages in the Legacy Territories;
•	use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and
•	maintain such sound financial capacity as may be reasonably necessary to ensure the performance of our obligations to The Coca-Cola Company.

We are required to meet annually with The Coca-Cola Company to present our marketing, management, and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that we have the consolidated financial capacity to perform our duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If we carry out these plans in all material respects, we will be deemed to have satisfied our obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity for the period of time covered by the plan. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of written notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If at any time we fail to carry out a plan in all material respects in any geographic segment of the Legacy Territories, as defined by The Coca-Cola Company, and such failure is not cured within six months of written notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

The Coca-Cola Company has no obligation under the Cola Beverage Agreements to participate with us in expenditures for advertising and marketing. As it has in the past, The Coca-Cola Company may contribute to such expenditures and undertake independent advertising and marketing activities, as well as advertising and sales promotion programs which require mutual cooperation and financial support of the Company. The future levels of marketing funding support and promotional funds provided by The Coca-Cola Company may vary materially from the levels provided in prior years.

If we acquire control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages, or any party controlling a bottler of Coca-Cola Trademark Beverages, we must cause the acquired bottler to amend its agreement for the Coca-Cola Trademark Beverages to conform to the terms of the Cola Beverage Agreements.

The Cola Beverage Agreements are perpetual, subject to termination by The Coca-Cola Company upon the occurrence of an event of default by the Company. Events of default with respect to each Cola Beverage Agreement include:

•

production, sale or ownership in any entity which produces or sells any cola product not authorized by The Coca-Cola Company or a cola product that might be confused with or is an imitation of the trade dress, trademark, tradename or authorized container of a cola product of The Coca-Cola Company;

•	insolvency, bankruptcy, dissolution, receivership, or the like;

•	any disposition by the Company of any voting securities of any bottling company subsidiary without the consent of The Coca-Cola Company; and
•	any material breach of any of our obligations under that Cola Beverage Agreement that remains unresolved for 120 days after written notice by The Coca-Cola Company.

If any Cola Beverage Agreement is terminated because of an event of default, The Coca-Cola Company has the right to terminate all other Cola Beverage Agreements to which we are a party.

We are prohibited from assigning, transferring or pledging our Cola Beverage Agreements or any interest therein, whether voluntarily or by operation of law, without the prior consent of The Coca-Cola Company.

Allied Beverage Agreements with The Coca-Cola Company

The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to the sale of beverages outside the Legacy Territories, authorized containers, planning, quality control, transfer restrictions and related matters, but have certain significant differences from the Cola Beverage Agreements.  Under the Allied Beverage Agreements, we have exclusive rights to distribute the Allied Beverages in authorized containers in specified Legacy Territories. Similar to the Cola Beverage Agreements, we have advertising, marketing, and promotional obligations, but without restriction for most brands as to the marketing of products with similar flavors, as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under the Allied Beverage Agreements to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

Allied Beverage Agreements have a term of 10 years and are renewable at our option for an additional 10 years at the end of each term. We intend to renew substantially all of the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event of default by the Company. The Coca-Cola Company may terminate an Allied Beverage Agreement in the event of:

•	insolvency, bankruptcy, dissolution, receivership, or the like;
•	termination of a Cola Beverage Agreement by either party for any reason; or
•	any material breach of any of our obligations under that Allied Beverage Agreement that remains unresolved for 120 days after required prior written notice by The Coca-Cola Company.

Supplementary Agreement Relating to Cola and Allied Beverage Agreements

The Company and The Coca-Cola Company are parties to a Letter Agreement (the “Supplementary Agreement”) that supplements or modifies some of the provisions of the Cola and Allied Beverage Agreements. The Supplementary Agreement provides that The Coca-Cola Company will:

•	exercise good faith and fair dealing in its relationship with us under the Cola and Allied Beverage Agreements;
•	offer marketing funding support and exercise its rights under the Cola and Allied Beverage Agreements in a manner consistent with its dealings with comparable bottlers;
•

offer to us any written amendment to the Cola and Allied Beverage Agreements (except amendments dealing with transfer of ownership) which it enters into with any other bottler in the United States which are parties to contracts substantially similar to the Cola and Allied Beverage Agreements; and

•

subject to certain limited exceptions, sell syrups and concentrates to us at prices no greater than those charged to other bottlers which are parties to contracts substantially similar to the Cola and Allied Beverage Agreements.

The Supplementary Agreement also permits transfers of our capital stock that would otherwise be limited by the Cola and Allied Beverage Agreements.

Impact of Territory Conversion Agreement on Cola and Allied Beverage Agreements

Nearly all of our Cola and Allied Beverage Agreements are subject to being amended, restated and converted into a Final CBA pursuant to the Territory Conversion Agreement described below, as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2015.

Pricing of Coca-Cola Trademark Beverages and Allied Beverages

Pursuant to the Cola and Allied Beverage Agreements, except as provided in the Supplementary Agreement and in incidence-based pricing agreements, The Coca-Cola Company establishes the prices charged to the Company for concentrates of Coca-Cola Trademark Beverages and Allied Beverages. The Coca-Cola Company has no rights under the beverage agreements to establish the resale prices at which we sell its products.

Since 2008, we have purchased concentrate from The Coca-Cola Company for all sparkling beverages for which we purchase concentrate from The Coca-Cola Company under an incidence-based pricing arrangement and have not purchased concentrates at standard concentrate prices as was our practice in prior years. During the two-year term of our incidence-based pricing agreement that ended on December 31, 2015, the pricing of such concentrate was governed by the incidence-based pricing model rather than the Cola and Allied Beverage Agreements for the Legacy Territories. Under the incidence-based pricing model, the concentrate price The Coca-Cola Company charges is impacted by a number of factors, including the incidence rate in effect, our pricing and sales of finished products, the channels in which the finished products are sold and package mix. We expect to enter into a similar incidence-based pricing agreement with The Coca-Cola Company during fiscal 2016.

Still Beverage Agreements with The Coca-Cola Company

The Still Beverage Agreements for the Legacy Territories contain provisions that are similar to the Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions and related matters, but have certain material differences. Unlike the Cola and Allied Beverage Agreements, which grant us exclusivity in the distribution of the covered beverages in the Legacy Territories, the Still Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test-market the still beverage products in the Legacy Territories, subject to our right of first refusal, and to sell the still beverages to commissaries for delivery to retail outlets in the Legacy Territories where still beverages are consumed on-premises, such as restaurants. The Coca-Cola Company must pay us certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Approved alternative route to market projects undertaken by the Company, The Coca-Cola Company, and other bottlers of Coca-Cola products would, in some instances, permit delivery of certain products of The Coca-Cola Company into the territories of almost all bottlers, in exchange for compensation in most circumstances, despite the terms of the beverage agreements making such territories exclusive. Also, under the Still Beverage Agreements for the Legacy Territories, we may not sell other beverages in the same product category.

The Coca-Cola Company, at its sole discretion, establishes the prices we must pay for the still beverages purchased as finished goods or, in the case of Dasani, the concentrate or finished goods, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Each Still Beverage Agreement for the Legacy Territories has a term of 10 or 15 years and is renewable at our option for an additional 10 years at the end of each term. We intend to renew substantially all of the Still Beverage Agreements as they expire.

Nearly all of our Still Beverage Agreements are subject to being amended, restated and converted into a Final CBA in the future pursuant to the Territory Conversion Agreement described below, as disclosed in our Current Report on Form 8-K filed with the SEC on September 28, 2015.

Other Beverage Agreements with The Coca-Cola Company

We have entered into a distribution agreement with Energy Brands, Inc. (“Energy Brands”), a wholly owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater and smartwater (still beverage products), and fruitwater (a sparkling water drink). The agreement has a term of 10 years and automatically renews for succeeding 10-year terms, subject to a 12-month nonrenewal notification by the Company. The agreement covers most of the Legacy Territories, requires us to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within the Legacy Territories.

Nearly all of our agreements with Energy Brands are subject to being amended, restated and converted into a Final CBA in the future pursuant to the Territory Conversion Agreement described below, as disclosed in our Current Report on Form 8-K filed with the SEC on September 28, 2015.

We also sell Coca-Cola and other post-mix products of The Coca-Cola Company on a non-exclusive basis. The Coca-Cola Company establishes the prices charged to us for its post-mix products. In addition, we produce some products for sale to other Coca-Cola bottlers and CCR. These sales have lower margins but allow us to achieve higher utilization of our production equipment and facilities.

Beverage Agreements with Other Licensors

We have beverage agreements for the Legacy Territories with Dr Pepper Snapple Group, Inc. for Dr Pepper and Sundrop brands which are similar to the Cola and Allied Beverage Agreements for the Legacy Territories. These beverage agreements are perpetual in nature but may be terminated by us upon 90 days’ notice. The price for syrup or concentrate is set by the beverage companies from time to time. These beverage agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. We also sell post-mix products of Dr Pepper Snapple Group, Inc.

In 2015, we also signed a new distribution agreement with Monster Energy Company that substantially expanded the territory where we have rights to distribute energy drink products offered, packaged and/or marketed by Monster Energy Company under the primary brand name “Monster” so that it now includes the same geographic territory the Company services for the distribution of beverage products of The Coca-Cola Company.

The territories covered by beverage agreements with other licensors for the Legacy Territories are not always aligned with the Legacy Territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these other agreements in the Legacy Territories represented approximately 13% of our bottle/can volume to retail customers for each of 2015, 2014 and 2013.

The Expansion Transactions

Beginning in May 2014, we engaged in a series of Distribution Territory Expansion Transactions with The Coca-Cola Company and CCR. Each of the principal asset purchase agreements we entered into for Distribution Territory Expansion Transactions (the “Distribution Asset Purchase Agreements”) provided for us to (a) purchase from CCR (i) certain rights relating to the distribution, promotion, marketing and sale of certain beverage brands not owned or licensed by The Coca-Cola Company (“cross-licensed brands”) but then distributed by CCR in the applicable portion of the Expansion Territories and (ii) certain assets related to the distribution, promotion, marketing and sale of both The Coca-Cola Company brands and cross-licensed brands then distributed by CCR in the applicable portion of the Expansion Territories (collectively, “Transferred Assets”), and (b) assume certain liabilities and obligations of CCR relating to the business acquired. At each of the closings under the Distribution Asset Purchase Agreements, the Company, CCR and The Coca-Cola Company entered into a comprehensive beverage agreement (“Initial CBA”) pursuant to which CCR granted us certain exclusive rights (“CBA Rights”) to distribute, promote, market and sell the Covered Beverages and Related Products distinguished by the Trademarks (as those terms are defined in the Initial CBAs) in the applicable portion of the Expansion Territories in exchange for us agreeing to make a quarterly sub-bottling payment to CCR on a continuing basis.

In April 2013, we entered into a non-binding letter of intent with The Coca-Cola Company (the “April 2013 LOI”) for the first Distribution Territory Expansion Transaction, which contemplated our acquisition of CBA Rights and Transferred Assets relating to distribution territories previously served by CCR in eastern Tennessee, central Kentucky and portions of Indiana (the “April 2013 LOI Territories”).  From May 2014 to May 2015, we completed the acquisition of the April 2013 LOI Territories from CCR in a series of five asset purchase transactions and one asset exchange transaction (the “Asset Exchange Transaction”).  In the Asset Exchange Transaction, we exchanged certain of our assets relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory previously served by our facilities and equipment in Jackson, Tennessee, including the rights to produce such beverages in the Jackson, Tennessee territory, for certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the portion of the April 2013 LOI Territories previously served by CCR’s facilities and equipment in Lexington, Kentucky, including the rights to produce such beverages in the Lexington, Kentucky territory. Our rights with respect to the Lexington, Kentucky territory are governed by Cola and Allied Beverage Agreements, Still Beverage Agreements and other agreements similar to those we have with respect to the Legacy Territories.

In May 2015, we entered into a non-binding letter of intent with The Coca-Cola Company (the “May 2015 LOI”), which contemplated our acquisition from CCR, in two phases, of additional CBA Rights and Transferred Assets relating to distribution territories that include the major markets of Baltimore, Maryland; Alexandria, Norfolk and Richmond, Virginia; the District of Columbia; Cincinnati, Columbus and Dayton, Ohio; and Indianapolis, Indiana.

In September 2015, we entered into an asset purchase agreement with CCR (the “September 2015 APA”) for the first phase of additional Distribution Territory Expansion Transactions contemplated by the May 2015 LOI for CBA Rights and Transferred Assets

relating to distribution territories served by CCR in eastern and northern Virginia, most of Delaware, the entire State of Maryland, the District of Columbia, and parts of North Carolina, Pennsylvania and West Virginia. During 2015, we closed one Distribution Territory Expansion Transaction under the September 2015 APA providing us with CBA Rights and Transferred Assets relating to distribution territories previously served by CCR in Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina.  We are continuing to work towards a definitive agreement with CCR for the remaining Distribution Territory Expansion Transactions contemplated by the May 2015 LOI for CBA Rights and Transferred Assets relating to distribution territories previously served by CCR in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois.

In September 2015, we entered into a non-binding letter of intent with The Coca-Cola Company (the “September 2015 LOI”) which contemplated our acquisition of six regional manufacturing facilities and related assets from CCR in two phases.

In October 2015, we entered into an asset purchase agreement with CCR (the “October 2015 APA”) for the first phase of Manufacturing Facility Expansion Transactions contemplated by the September 2015 LOI which provides for our acquisition of three regional manufacturing facilities located in Sandston, Virginia; Silver Springs, Maryland; and Baltimore, Maryland. We are continuing to work towards a definitive agreement with CCR for the remaining Manufacturing Facility Expansion Transactions contemplated by the September 2015 LOI, which includes three manufacturing facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio.

As part of these Expansion Transactions, we have agreed, subject to certain limited exceptions, to refrain until January 1, 2020 from acquiring or developing any line of business inside or outside of our territories governed by a Comprehensive Beverage Agreement or similar agreement without the consent of The Coca-Cola Company, which consent may not be unreasonably withheld.

Beverage Agreements with The Coca-Cola Company for the Expansion Territories

Pursuant to the Initial CBAs entered into among the Company, CCR and The Coca-Cola Company at each of the closings under the Distribution Asset Purchase Agreements, we are obligated to make quarterly sub-bottling payments to CCR based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain cross-licensed brands. As of January 3, 2016, we had recorded a liability of $136.6 million to reflect the estimated fair value of the contingent consideration related to future sub-bottling payments. See Note 3 and Note 12 to the consolidated financial statements for additional information. Other than the brands of The Coca-Cola Company and related products and expressly permitted existing cross-licensed brands sold in an Expansion Territory, each Initial CBA provides that we will not be permitted to produce, manufacture, prepare, package, distribute, sell, deal in or otherwise use or handle any beverages, beverage components or other beverage products in the Expansion Territory unless otherwise consented to by The Coca-Cola Company.

We are obligated under the Initial CBAs to, among other things, make capital expenditures in our business in the Expansion Territories; buy exclusively from The Coca-Cola Company (directly or through CCR or another affiliate) or an authorized supplier, all beverage and related products we are authorized to distribute; expend funds for marketing and promoting the beverage and related products we are authorized to distribute; and maintain certain financial capacity in order to be financially able to perform our obligations under the Initial CBAs.

Each Initial CBA has a term of ten years and is automatically renewed for successive additional terms of ten years each unless we give notice to terminate at least one year prior to the expiration of a ten year term. The Initial CBA is subject to customary termination provisions by The Coca-Cola Company, including the Company’s insolvency, bankruptcy or similar proceedings and cross-default with other beverage agreements.

Pursuant to a territory conversion agreement entered into with CCR and The Coca-Cola Company in September 2015 (the “Territory Conversion Agreement”), we have agreed, subject to limited exceptions, to amend, restate and convert all of our Cola and Allied Beverage Agreements, Still Beverage Agreements, Initial CBAs and other bottling agreements with The Coca-Cola Company or CCR that authorize us to produce and/or distribute certain covered beverages defined in the Initial CBAs (excluding any bottling agreements with respect to the greater Lexington, Kentucky territory we received pursuant to the Asset Exchange Transaction) to a new and final form comprehensive beverage agreement (the “Final CBA” and, together with the Initial CBAs, referred to as the “CBAs” or the “Comprehensive Beverage Agreements”) in the future as disclosed in our Current Report on Form 8-K filed with the SEC on September 28, 2015. The Final CBA is similar to the Initial CBA in many respects, but will include certain modifications and several new business, operational, governance and sale process provisions, including the need to obtain The Coca-Cola Company’s prior approval of a potential purchaser of the Company or our aggregate businesses directly and primarily related to the marketing, promotion, distribution and sale of certain beverages of The Coca-Cola Company.  The Coca-Cola Company will also have the right to terminate the Final CBA in the event of an uncured default by us.

At the time of the conversion of the bottling agreements for the Legacy Territories to the Final CBA, CCR will pay to us a fee in an amount equivalent to 0.5 times the EBITDA we generate from sales in the Legacy Territories of Beverages (as defined in the Final CBA) either (i) owned by The Coca-Cola Company or licensed to The Coca-Cola Company and sublicensed to us, or (ii) owned by or licensed to Monster Energy Company on which we pay, and The Coca-Cola Company receives, a facilitation fee.

Beverage Agreements with Other Licensors for the Expansion Territories

We have a regional master license agreement for the Expansion Territories with Dr Pepper Snapple Group, Inc. for Dr Pepper brands. This agreement is generally similar to our beverage agreements with Dr Pepper Snapple Group, Inc. for the Legacy Territories, but has a term of ten years, renewable at our option for an additional ten-year term. In addition, we also have the right under our new distribution agreement with Monster Energy Company to distribute energy drink products offered, packaged and/or marketed by Monster Energy Company under the primary brand name “Monster” within the Expansion Territories.

Product Supply Arrangements

We have historically had a production arrangement with CCR to buy and sell finished products at cost. In the Distribution Territory Expansion Transactions, we have, with certain exceptions, agreed to continue purchasing finished beverage products from CCR’s manufacturing facilities that were then servicing customers in certain of the Expansion Territories at a cost-based price, subject to adjustment in accordance with our current incidence-based pricing agreement with The Coca-Cola Company described above, as applicable to the Expansion Territory. Under certain exceptions, we may produce finished goods for our own distribution in an Expansion Territory.

Regional Manufacturing Agreements with The Coca-Cola Company for the Expansion Territories

In fiscal 2016, the Company acquired an Expansion Manufacturing Facility in Sandston, Virginia pursuant to the October 2015 APA. We are now authorized to manufacture beverages bearing trademarks of The Coca-Cola Company using cold-fill technology at the Sandston, Virginia facility pursuant to an Initial Regional Manufacturing Agreement (“Initial RMA”). The Initial RMA refers to those beverages as “Authorized Covered Beverages.”  We anticipate entering into a similar Initial RMA at each subsequent closing under the October 2015 APA.  Subject to the right of The Coca-Cola Company to terminate the Initial RMA in the event of an uncured default by the Company, the Initial RMA has a term that continues for the duration of the term of our CBAs with The Coca-Cola Company and CCR. Other than Authorized Covered Beverages, certain cross-licensed brands that we are permitted to distribute under our CBAs, and certain other expressly permitted existing cross-licensed brands, the Initial RMA provides that we will not manufacture at the Expansion Manufacturing Facilities any Beverages, Beverage Components (as such terms are defined in the form of the Initial RMA) or other beverage products unless otherwise consented to by The Coca-Cola Company.

Pursuant to its terms, each Initial RMA will be amended, restated and converted into a final form of regional manufacturing agreement (“Final RMA”) concurrent with the conversion of our bottling agreements to the Final CBA under the Territory Conversion Agreement.  Under the Final RMA, our aggregate business directly and primarily related to the manufacture of Authorized Covered Beverages, permitted third party beverage products and other beverages and beverage products of The Coca-Cola Company will be subject to the same agreed upon sale process provisions included in the Final CBA, including the need to obtain The Coca-Cola Company’s prior approval of a potential purchaser of such manufacturing business. The Coca-Cola Company will have the right to terminate the Final RMA in the event of an uncured default by us. The Final RMA also will be subject to termination by The Coca-Cola Company in the event of an uncured default by us under the Final CBA or under the NPSG Governance Agreement (described below).

National Product Supply Governance Agreement

In connection with our expanded manufacturing operations and role in the national Coca-Cola product supply system, we entered into an agreement with The Coca-Cola Company and three other regional producing bottlers in October 2015 to form a national product supply group (the “NPSG Governance Agreement”).  The NPSG Governance Agreement establishes the framework for Coca-Cola system strategic infrastructure investment and divestment planning, network optimization of all plant to distribution center sourcing and new product/packaging infrastructure planning. Under the NPSG Governance Agreement, each of the other regional producing bottlers and the Company have agreed to make investments in our respective manufacturing assets and implement Coca-Cola system strategic investment opportunities that are approved by the governing board of the national product supply group and consistent with the terms of the NPSG Governance Agreement.

Markets Served and Production and Distribution Facilities

We currently hold bottling rights in the Legacy Territories and Expansion Territories from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Illinois,

Indiana, Virginia, Pennsylvania, Maryland, Georgia and Florida. The total population within the Company's Legacy Territories and Expansion Territories completed as of January 3, 2016 is approximately 32.8 million.

As of January 3, 2016, we currently operate in nine principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina. This region includes the majority of North Carolina, including Charlotte, Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Elizabeth City and the surrounding areas. The region has a population of approximately 9.7 million. We have a production/distribution facility in Charlotte and 12 sales distribution facilities located throughout the region.

2. South Carolina. This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has a population of approximately 4.0 million. There are 6 sales distribution facilities located throughout the region.

3. Southern Alabama/Mississippi. This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has a population of approximately 1.0 million. We have a production/distribution facility in Mobile and 4 sales distribution facilities located throughout the region.

4. Southern Georgia/ Florida. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia, including Columbus and surrounding areas, and a portion of the Florida Panhandle. This region has a population of approximately 1.1 million. We have 4 sales distribution facilities located throughout the region.

5. Tennessee. This region includes a significant portion of central and eastern Tennessee, including Nashville, Johnson City, Morristown, Knoxville, Cleveland, Cookeville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has a population of approximately 4.4 million. We have a production/distribution facility in Nashville and 7 sales distribution facilities located throughout the region. The region includes portions of the Company’s Legacy Territories and several Expansion Territories.

6. Western Virginia. This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has a population of approximately 1.6 million. We have a production/distribution facility in Roanoke and 4 sales distribution facilities located throughout the region.

7. West Virginia. This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has a population of approximately 1.4 million. We have 8 sales distribution facilities located throughout the region.

8. Kentucky. This region includes a significant portion of Kentucky, including Lexington, Louisville, Paducah, Pikeville, Kentucky and surrounding areas, a portion of southern Indiana, including Evansville, and a portion of southeastern Illinois.  The region has a population of approximately 4.8 million.  We have 5 sales distribution facilities located throughout the region, all which have been acquired in 2015.

9. Eastern Virginia. This region includes a significant portion of eastern and northern Virginia, including Norfolk, Staunton and Fredericksburg, Virginia and surrounding areas.  The region has a population of approximately 4.8 million.  We have 3 sales distribution facilities located throughout the regions, all which have been acquired in 2015.

In fiscal 2016, we acquired additional Expansion Territories in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia, as well as the Expansion Manufacturing Facility in Sandston, Virginia. We also entered into a non-binding letter of intent with The Coca-Cola Company in February 2016 which contemplates our acquisition of additional CBA Rights and Transferred Assets relating to distribution territories currently served by CCR in northern Ohio and northern West Virginia and an additional Expansion Manufacturing Facility located in Twinsburg, Ohio.

We are a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. We receive a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.9 million, $1.8 million and $1.6 million in 2015, 2014 and 2013, respectively. SAC’s bottling lines supply a portion of our volume requirements for beverage products. We have a commitment with SAC that requires minimum annual purchases of 17.5 million cases of beverage products through June 2024. Purchases from SAC by the Company for finished products were $145 million, $132 million and $137 million in 2015, 2014 and 2013, respectively, or 28.3 million cases, 25.9 million cases and 26.2 million cases of finished product, respectively.

Raw Materials

In addition to concentrates purchased from The Coca-Cola Company and other beverage companies for use in our beverage manufacturing, we also purchase sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials, as well as equipment for the production, distribution and marketing of nonalcoholic beverages.

We purchase substantially all of our plastic bottles (12-ounce, 16-ounce, 20-ounce, 24-ounce, half-liter, 1-liter, 1.25-liter, 2-liter, 253 ml and 300 ml sizes) from manufacturing plants owned and operated by Southeastern Container and Western Container, two entities owned by various Coca-Cola bottlers, including the Company. We currently obtain all of our aluminum cans (7.5-ounce, 12-ounce and 16-ounce sizes) from two domestic suppliers. None of the materials or supplies we use are currently in short supply.

Along with all other Coca-Cola bottlers in the United States, we are a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 to facilitate various procurement functions and the distribution of beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of our raw materials (excluding concentrate).

We are exposed to price risk on commodities such as aluminum, corn, PET resin (a petroleum-based product), and fuel which affects the cost of raw materials used in the production of finished products. We both produce and procure these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, we are exposed to commodity price risk on oil, which impacts our cost of fuel used in the movement and delivery of our products. We participate in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company. In addition, no limit is placed on the price The Coca-Cola Company and other beverage companies can charge for concentrate.

Customers and Marketing

Our products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2015, approximately 68% of our bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. In 2015, our largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of our total bottle/can volume to retail customers and our second largest customer, Food Lion, LLC, accounted for approximately 7% of our total bottle/can volume to retail customers. Wal-Mart Stores, Inc. and Food Lion, LLC accounted for approximately 15% and 5% of the Company’s total net sales, respectively. The loss of either Wal-Mart Stores, Inc. or Food Lion, LLC as customers could have a material adverse effect on the operating and financial results of the Company. All of our beverage sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from the Company and The Coca-Cola Company in recent years include Tum-E Yummies, Coca-Cola Zero, Dasani flavors, Coca-Cola Life, Full Throttle and Gold Peak tea products. New packaging introductions include the 253 ml bottle, the 1.25-liter bottle, the 7.5-ounce sleek can, the 2-liter contour bottle for Coca-Cola products, and the 16-ounce bottle/24-ounce bottle package.

We sell our products primarily in nonrefillable bottles and cans, in varying proportions from market to market. For example, there may be as many as 23 different packages for Diet Coke within a single geographic area. Bottle/can volume to retail customers during 2015 was approximately 54% bottles, 45% cans and 1% other containers.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of our products.  The Coca-Cola Company, Monster Energy Company and Dr Pepper Snapple Group, Inc. (collectively, the “Beverage Companies”) make substantial expenditures on advertising in the Legacy Territories and Expansion Territories. We have also benefited from national advertising programs conducted by the Beverage Companies. In addition, we expend substantial funds on our own behalf for extensive local sales promotions of our products. Historically, these expenses have been partially offset by marketing funding support the Beverage Companies provide to us in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. While the Beverage Companies have provided us with marketing funding support in the past, our bottling agreements generally do not obligate the Beverages Companies to do so.

The substantial outlays we make for marketing and merchandising programs are generally regarded as necessary to maintain or increase revenue, and any significant curtailment of marketing funding support provided by the Beverage Companies for marketing programs which benefit us could have a material adverse effect on our operating and financial results.

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program is an essential component of our success by supporting our brand through supporting the communities we serve.  Since 2009, we have given approximately $9.0 million to various donor advised charitable funds.   In March 2016, the Board approved a one-time special contribution of $4 million and an annual contribution of $2 million for 2016 in light of the Company’s financial performance, expanded distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years subject to the Company’s financial performance and other business factors.

Seasonality

Sales of our products are seasonal with the highest sales volume occurring in the second and third quarters. We have, and believe CCR has, adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. See “Item 2. Properties” for information relating to utilization of our production facilities. Sales volume can also be impacted by weather conditions.

Competition

The nonalcoholic beverage market is highly competitive. Our competitors include bottlers and distributors of nationally advertised and marketed products and regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 79% of our bottle/can volume to retail customers in 2015. In each region in which we operate, between 90% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

The principal methods of competition in the nonalcoholic beverage industry are point-of-sale merchandising, new product introductions, new vending and dispensing equipment, packaging changes, pricing, price promotions, product quality, retail space management, customer service, frequency of distribution and advertising. We believe we are competitive in our territories with respect to these methods of competition.

Government Regulation

The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”) and other federal, state and local health agencies. The FDA also regulates the labeling of containers under The Nutrition Labeling and Education Act of 1990. The Nutrition Facts label has not changed significantly since it was first introduced in 1994. In 2014, the FDA proposed two new rules that would result in major changes to nutrition labels on all food packages, including the packaging for our products, that would, among other things, require those labels to display caloric counts in large type, reflect larger portion sizes and display on a separate line on the label the amount of sugars that are added to the product. The comment period on the two original proposed rules closed in August 2014. In 2015, the FDA issued a supplemental proposed rule that would, among other things, require declaration of the percent daily value for added sugars and change the current footnote on the Nutrition Facts label. The comment period on the supplemental proposed rule closed in October 2015. If these proposed rules are adopted by the FDA, we expect to have up to two years to put the required labeling changes into effect on the packaging for the products we manufacture and distribute.

As a manufacturer, distributor and seller of beverage products of The Coca-Cola Company and other soft drink manufacturers in exclusive territories, we are subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers such as the Company may have an exclusive right to manufacture, distribute and sell a soft drink product in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. We believe such competition exists in each of the exclusive geographic territories in the United States in which we operate.

From time to time, legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in nonrefillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers in an attempt to reduce solid waste and litter. We are currently not impacted by this type of proposed legislation.

Soft drink and similar-type taxes have been in place in West Virginia and Tennessee for several years. Proposals have been introduced by members of Congress and certain state governments that would impose excise and other special taxes on certain beverages that we sell.  We cannot predict whether any such legislation will be enacted.

Most of the beverage products sold by the Company are classified as food or food products and are therefore eligible for purchase using supplemental nutrition assistance (“SNAP”) benefits by consumers purchasing them for home consumption. Some states and localities have proposed barring the use of SNAP benefits by recipients in their jurisdictions to purchase some of the products we manufacture. The United States Department of Agriculture rejected such a proposal by a major American city as recently as 2011. Energy drinks that have a Nutrition Facts label are classified as food and are eligible for purchase for home consumption using SNAP benefits while energy drinks that are classified as a supplement by the FDA are not.

We have experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. A number of states have regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on our products, image and reputation.

Environmental Remediation

We do not currently have any material capital expenditure commitments for environmental compliance or environmental remediation for any of our properties. We do not believe compliance with federal, state and local provisions that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on our capital expenditures, earnings or competitive position.

Employees

As of January 3, 2016, we had approximately 7,600 full-time employees, of whom approximately 500 were union members. The total number of employees, including part-time employees, was approximately 9,500. Approximately 5% of our labor force is covered by collective bargaining agreements. One collective bargaining agreement covering approximately 25 of our employees expired during 2015 and we entered into a new agreement in 2015. Three collective bargaining agreements covering approximately 65 of our employees will expire in fiscal 2016.

Exchange Act Reports

The Company makes available free of charge through our website, www.cokeconsolidated.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement and all amendments to these reports. These reports are available on our website as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. The information provided on our website is not part of this report and is not incorporated herein by reference.

The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information filed electronically with the SEC. Any materials that we file with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

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

The Company is exposed to risks resulting from several large customers that account for a significant portion of its bottle/can volume and revenue. The Company’s two largest customers accounted for approximately 29% of the Company’s 2015 bottle/can volume to retail customers and approximately 20% of the Company’s total net sales. The loss of one or both of these customers could adversely affect the Company’s results of operations. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. The Company’s results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with these customers’ demands is significant. If receivables from one or more of these customers become uncollectible, the Company’s results of operations may be adversely impacted.

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

The inability of the Company to successfully integrate the operations acquired in the Expansion Transactions and in any future Expansion Transactions into the Company’s existing operations and implement the new contractual arrangements for the Expansion Transactions could adversely affect the Company’s business, financial condition or results of operations.

The Company faces several potential risks relative to the Expansion Transactions including, without limitation, the Company’s ability to successfully combine the Company’s existing business with the distribution territories and manufacturing facilities acquired in the Expansion Transactions, including integrating production, distribution, sales and administrative support activities and information technology systems between the Company’s Legacy Territory operations and the operations acquired in the Expansion Transactions; and the Company’s ability to successfully operate in the Expansion Territories and to operate the Expansion Manufacturing Facilities.  Other risks involve motivating, recruiting and retaining key employees; conforming standards, controls (including internal control over financial reporting, environmental compliance and health and safety compliance), procedures and policies and business cultures between the Company and the operations acquired in the Expansion Transactions; growing business with existing customers and attracting new customers; and other unanticipated problems and liabilities. The completed Expansion Transactions and any future expansion transactions also involve certain other financial and business risks, including that the Company might not realize a satisfactory return on the Company’s investment, that the Company’s assumptions regarding potential growth, synergies or cost savings could turn out to have been incorrect, or that the transactions divert key members of the Company’s management’s attention and other available resources from its existing business in the Legacy Territories.

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

Approximately 87% of the Company’s bottle/can volume to retail customers in 2015 consisted of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 13% of the Company’s bottle/can volume to retail customers in 2015 consisted of products of other beverage companies. The Company must satisfy various requirements under its beverage agreements, including the new CBAs for the Expansion Territories, which include additional obligations the Company must perform. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products under one or more of these beverage agreements. The occurrence of other events defined in these agreements could also result in the termination of one or more beverage agreements.

Changes in the inputs used to calculate the Company’s acquisition related contingent consideration liability could have a material adverse impact on the Company’s financial results.

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca-Cola Company under the Comprehensive Beverage Agreements over the remaining useful life of the related distribution rights intangible assets.  Changes in business conditions or other events could materially change both the projections of future cash flows and the discount rate used in the calculation of the fair value of contingent consideration under the Comprehensive Beverage Agreements.  These changes could materially impact the fair value of the related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Decreases from historic levels of marketing funding support could reduce the Company’s profitability.

Material changes in the performance requirements, or decreases in the levels of marketing funding support historically provided, under marketing programs with The Coca-Cola Company and other beverage companies, or the Company’s inability to meet the performance requirements for the anticipated levels of such marketing funding support payments, could adversely affect the Company’s profitability. While the Company does not believe there will be significant changes in the levels of marketing funding support by the Beverage Companies, there can be no assurance that historic levels will continue.

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

The reliance on purchased finished goods from external sources makes the Company subject to incremental risks that could have an adverse impact on the Company’s profitability.

Although the Company has purchased manufacturing assets and plans to continue to purchase additional manufacturing assets in the future, the Company remains reliant on purchased finished goods from external sources versus the Company’s internal production. As a result, the Company is subject to incremental risk including, but not limited to, product availability, price variability, and product quality and production capacity shortfalls for externally purchased finished goods. The Company’s operations in the Expansion Territories are more exposed to this risk than the Company’s operations in the Legacy Territories because, with exceptions under which the Company may produce finished goods itself and for exceptions relating to Expansion Manufacturing Facilities acquired by the Company that have served the Expansion Territories, the Company is required under the CBAs for the Expansion Territories to purchase finished goods from CCR and other authorized external sources in accordance with the terms and conditions of the Finished Goods Supply Agreement entered into by the Company at the closing of each Expansion Territory transaction in quantities required to satisfy fully the demand for beverages and related products the Company is authorized under the CBAs to distribute in the Expansion Territory.

The Company’s participation in the National Product Supply Group (the “NPSG”) may create additional risk because we will not exercise sole decision making authority over national product supply system issues that affect the Company and other members of the NPSG Board may have different interests than we do.

Pursuant to the NPSG Governance Agreement, the Company has agreed to abide by decisions made by the NPSG governing board (the “NPSG Board”) that are made in accordance with the governance processes and principles outlined in the NPSG Governance Charter that is part of the NPSG Agreement.   Even though the Company will be a member of the NPSG Board, the Company will not exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company.  These may include decisions made to benefit the Coca-Cola system as a whole but have a negative impact on the Company’s profitability, including decisions regarding strategic investment and divestment, optimal national product supply sourcing and new product or packaging infrastructure planning.

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

The Company increasingly relies on information technology systems to process, transmit and store electronic information. For example, the Company’s production and distribution facilities, inventory management and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communication between personnel, customers and suppliers depends on information technology. Like most companies, the Company’s information technology systems may be vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. The Company may also experience difficulties integrating systems from Expansion Territories with those in its Legacy Territories. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company’s risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted.

Changes in interest rates could adversely affect the profitability of the Company.

As of February 28, 2016, only the Company’s $450 million revolving credit facility was subject to changes in short-term interest rates. On February 28, 2016, the Company had $75.0 million outstanding borrowings on the $450 million revolving credit facility. If interest rates increase in the future, the Company’s borrowing cost could increase, which could result in a reduction of the Company’s overall profitability. The Company’s pension and postretirement medical benefits costs are also subject to changes in interest rates. A decline in interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and increase the overall liability.

The level of the Company’s debt could restrict the Company’s operating flexibility and limit the Company’s ability to incur additional debt to fund future needs.

As of February 28, 2016, the Company had $753.6 million of debt and capital lease obligations. The Company’s level of debt requires the Company to dedicate a substantial portion of the Company’s future cash flows from operations to the payment of principal and interest, thereby reducing the funds available to the Company for other purposes. The Company’s debt can negatively impact the Company’s operations by (1) limiting the Company’s ability and/or increasing the cost to obtain funding for working capital, capital expenditures and other general corporate purpose, including funding the cash purchase price of future territory expansions; (2) increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and (3) exposing the Company to a risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet the Company’s debt service requirements.

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

In 2014 and again in 2015, the FDA proposed major changes to the nutrition labels required on all packaged foods and beverages, including those for most of the Company’s products. If the proposed changes are adopted, the Company and its competitors will be required to make nutrition label updates, which include updating serving sizes, including information about total calories in a beverage product container and providing information about any added sugars or nutrients. If the pending FDA nutrition label changes proposed become final, they will increase the Company’s costs and could inhibit sales of one or more of the Company’s major products. The timeline for implementation of any final regulations adopted by the FDA regarding changes to required nutrition labels is currently expected to be a period of up to two years.

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

Growing concern over the effects of climate change, including warming of the global climate system, has led to legislative and regulatory initiatives directed at limiting GHG emissions. For example, the United States Environmental Protection Agency (USEPA) has proposed regulations under the Clean Air Act to reduce GHG emissions from existing coal-fired power plants that would require each state to submit a plan specifying how it would reduce GHG emissions from existing coal-fired power plants located within its borders. It is anticipated that when the states implement their plans they could lead to the eventual closing of many of these plants. These USEPA proposed regulations or future laws enacted or regulations adopted to limit GHG emissions that directly or indirectly affect the Company’s production, distribution, packaging, cost of raw materials, fuel, ingredients and water could all impact the Company’s business and financial results.

Issues surrounding labor relations could adversely impact the Company’s future profitability and/or its operating efficiency.

Approximately 5% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. One collective bargaining agreements covering approximately 25 of the Company’s employees expired during 2015 and the Company entered into new agreements in 2015. Three collective bargaining agreement covering approximately 65 of the Company’s employees will expire during 2016.

The Company’s ability to change distribution methods and business practices could be negatively affected by Coca-Cola bottler system disputes within the United States.

Litigation filed by some U.S. bottlers of Coca-Cola products indicates that disagreements may exist within the Coca-Cola bottler system concerning distribution methods and business practices. Although the litigation has been resolved, disagreements among various Coca-Cola bottlers could adversely affect the Company’s ability to fully implement its business plans in the future.

Obesity and other health concerns may reduce demand for some of the Company’s products.

Consumers, public health officials, public health advocates and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. The production and marketing of beverages are subject to the rules and regulations of the FDA and other federal, state and local health agencies. The FDA also regulates the labeling of containers under The Nutrition Labeling and Education Act of 1990. The Nutrition Facts label has not changed significantly since it was first introduced in 1994. In March 2014 and again in July 2015, the FDA proposed new rules that would result in major changes to nutrition labels on all food packages, including the packaging for the Company’s products, that would, among other things, require those labels to display caloric counts in large type, reflect larger portion sizes and display on a separate line on the label the amount of sugars that are added to the product. If these proposed rules are adopted by the FDA, the Company expects to have up to two years to put the required labeling changes into effect on the packaging for the products it manufactures and distributes. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce the consumption of sugar, including sugar sparkling beverages. Increasing public concern about these issues, possible new taxes and governmental regulations concerning the production, marketing, labeling or availability of the Company’s beverages, and negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry relating to the marketing, labeling or sale of sugar sparkling beverages may reduce demand for these beverages, which could adversely affect the Company’s profitability.

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

Acquisitions of the distribution and manufacturing assets of CCR in the Expansion Transactions completed to date have been financed with available cash, public debt issuance, or by draws on our revolving credit facility. The Company may fund any future distribution, manufacturing or other acquisition transactions through the use of existing cash, cash equivalents or investments, debt financing, including draws on the Company’s revolving credit facility, the issuance of equity securities, or a combination of the foregoing. Any future acquisitions of additional distribution, manufacturing or other assets that are financed in whole or in part by issuing additional shares of the Company’s Common Stock would be dilutive, which could affect the market price of our Common Stock.

Provisions in the Final CBA and the Final RMA with The Coca-Cola Company could delay or prevent a change in control of the Company, which could adversely affect the price of our Common Stock.

Provisions in the Final CBA and the Final RMA require the Company to obtain The Coca-Cola Company’s prior approval of a potential buyer of the Company’s Coca-Cola distribution or manufacturing related businesses, which could delay or prevent a change in control of the Company or the ability of the Company to sell such businesses. The Company annually can obtain a list of approved third party buyers from The Coca-Cola Company or, upon receipt of a third party offer to purchase the Company or its Coca-Cola related business, may seek approval of such buyer by The Coca-Cola Company. In addition, the Final CBA and the Final RMA contain a sale process provision that would apply if the Company notifies The Coca-Cola Company that it wishes to sell the distribution or manufacturing business to The Coca-Cola Company, which process includes default terms and conditions of sale and a third party valuation should the Company and The Coca-Cola Company choose to use them. The Final CBA and the Final RMA also include terms that would apply in the event The Coca-Cola Company terminates the Final CBA or the Final RMA following the Company’s default thereunder.

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

As of February 28, 2016, the principal properties of the Company include its corporate headquarters, 5 production/distribution facilities and 56 sales distribution centers. The Company owns 3 production/distribution facilities and 45 sales distribution centers, and leases its corporate headquarters, 2 production/distribution facilities, 11 sales distribution centers and 4 additional storage warehouses.

Facility Type	Location	Square Feet	Lease/ Own	Lease Expiration	2015 Rent (in millions)
Corporate headquarters(1)(3)	Charlotte, NC	175,000	Lease	2021	$4.2
Production/ Distribution Combination Center(2)(3)	Charlotte, NC	647,000	Lease	2020	$3.8
Production/ Distribution Combination Center	Nashville, TN	330,000	Lease	2024	$0.5
Warehouse	Charlotte, NC	367,000	Lease	2022	$0.8
Distribution Center	Lavergne, TN	220,000	Lease	2026	$0.7
Distribution Center	Charleston, SC	50,000	Lease	2027	$0.3
Distribution Center	Greenville, SC	57,000	Lease	2018	$0.8
Warehouse	Roanoke, VA	111,000	Lease	2025	$0.8
Distribution Center	Clayton, NC	233,000	Lease	2026	$1.1
Production Center	Roanoke, VA	316,000	Own	N/A	N/A
Production Center	Mobile, AL	271,000	Own	N/A	N/A
Distribution Center	Louisville, KY	300,000	Lease	2029	$1.1
Distribution Center	Lexington, KY	171,000	Own	N/A	N/A
Distribution Center	Norfolk, VA	158,000	Own	N/A	N/A
Distribution Center	Knoxville, TN	153,000	Own	N/A	N/A
Distribution Center	Columbus, GA	132,000	Own	N/A	N/A
Warehouse	Bishopville, SC	100,000	Lease	2017	$0.2
Distribution Center	Cleveland, TN	75,000	Lease	2030	$0.2
Customer Center	Charlotte, NC	71,000	Lease	2030	$0.1
Production/ Distribution Combination Center	Sandston, VA	319,000	Own	N/A	N/A

(1)	Includes two adjacent buildings totaling 175,000 square feet
(2)	Includes a 542,000 square foot production center and adjacent 105,000 square foot distribution center
(3)	The leases under these facilities are with a related party

The approximate percentage utilization of the Company's production facilities is indicated below:

Location	Percentage Utilization*
Charlotte, North Carolina	75%
Mobile, Alabama	59%
Nashville, Tennessee	78%
Roanoke, Virginia	72%
Sandston, Virginia	61%

*	Estimated 2016 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 28, 2016 was as follows:

Location	Number of Facilities
North Carolina	12
South Carolina	6
South Alabama	4
South Georgia	4
Tennessee	7
Kentucky/Indiana	5
Western Virginia	4
Eastern Virginia / Maryland (1)	6
West Virginia	8
Total	56

(1)	Includes three sales distribution facilities acquired in the Expansion Territories on January 29, 2016.

The Company's facilities are all in good condition and are adequate for the Company's operations as presently conducted.

The Company also operates approximately 2,900 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,050 are route delivery trucks. In addition, the Company owns approximately 283,400 beverage dispensing and vending machines for the sale of the Company’s products in the Company’s bottling territories.

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

J. FRANK HARRISON, III, age 61, is Chairman of the Board of Directors and Chief Executive Officer. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

HENRY W. FLINT, age 61, is President and Chief Operating Officer, a position he has held since August 2012. He has served as a Director of the Company since April 2007. Previously, he was Vice Chairman of the Board of Directors of the Company, a position he held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

WILLIAM J. BILLIARD, age 49, is Vice President, Chief Accounting Officer. His previous position of Vice President, Operations Finance and Chief Accounting Officer began in November 2010. He was first employed by the Company in February 2006 with the title of Vice President, Controller and Chief Accounting Officer. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

ROBERT G. CHAMBLESS, age 50, is Senior Vice President, Sales, Field Operations and Marketing, a position he has held since August 2010. Previously, he was Senior Vice President, Sales, a position he held since June 2008. He held the position of Vice President - Franchise Sales from early 2003 to June 2008 and Region Sales Manager for our Southern Division between 2000 and 2003. He was Sales Manager in the Company’s Columbia, South Carolina branch between 1997 and 2000. He has served the Company in several other positions prior to this position and was first employed by the Company in 1986.

CLIFFORD M. DEAL, III, age 54, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

MORGAN H. EVERETT, age 34, is Vice President, a position she has held since January 2016. She has served as a Director of the Company since May 2011.  Previously, she was Community Relations Director of the Company, a position she held since January 2009.  She has served the Company in other positions prior to this position and was first employed by the Company in 2004.

JAMES E. HARRIS, age 53, is Senior Vice President, Shared Services and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999, he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

UMESH M. KASBEKAR, age 58, is Vice Chairman of the Board of Directors and Secretary of the Company, a position he has held since January 2016 and is Secretary of the Company, a position he has held since August 2012.  Previously he was Senior Vice President, Planning and Administration, a position he held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

DAVID M. KATZ, age 47, is Senior Vice President, a position he has held since January 2013. Previously, he was Senior Vice President Midwest Region for Coca-Cola Refreshments (“CCR”) a position he held since 2011. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca-Cola Enterprises Inc.’s (“CCE”) East Business Unit. In 2008, he was promoted to President and Chief Executive Officer of Coca-Cola Bottlers’ Sales and Services Company, LLC. He began his Coca-Cola career in 1993 with CCE as a Logistics Consultant.

KIMBERLY A. KUO, age 45, is Senior Vice President of Public Affairs, Communications and Communities, a position she has held since January 2016.  Before joining the Company, she operated her own communications and marketing consulting firm, Sterling

Strategies, from January 2014 to December 2015.  Prior to that, she served as Chief Marketing Officer at Baker and Taylor, a book and entertainment distributor from February 2009 to July 2013.  Prior to her experience at Baker and Taylor, she served in various communications and government affairs roles on Capitol Hill, in political campaigns, trade associations, and corporations.

LAUREN C. STEELE, age 61, is Senior Vice President, Corporate Affairs, a position to which he was appointed in March 2012. Prior to that, he was Vice President of Corporate Affairs, a position he had held since May 1989. He is responsible for governmental, media and community relations for the Company.

MICHAEL A. STRONG, age 62, is Senior Vice President, Employee Integration and Transition, a position he has held since December 2014. Prior to December 2014, he was Senior Vice President, Human Resources, a position to which he was appointed in March 2011. Previously, he was Vice President of Human Resources, a position to which he was appointed in December 2009. He was Region Sales Manager for the North Carolina West Region from December 2006 to November 2009. Prior to that, he served as Division Sales Manager and General Manager as well as other key sales related positions. He joined the Company in 1985 when the Company acquired Coca-Cola Bottling Company in Mobile, Alabama, where he began his career.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Fiscal Year
	2015		2014
	High	Low	High	Low
First quarter	$112.00	$86.90	$89.40	$65.74
Second quarter	149.40	111.07	86.56	72.01
Third quarter	194.43	126.31	77.84	68.75
Fourth quarter	220.93	170.01	95.65	73.04

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2015 and 2014. Shares of Common Stock and Class B Common Stock have participated equally in dividends since 1994.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 4, 2016, was 2,615 and 10, respectively.

On March 8, 2016 and March 3, 2015, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued (pursuant to a Performance Unit Award Agreement approved in 2008) to J. Frank Harrison, III, in connection with his services in 2015 and 2014 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,080 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units related to both the 2015 and 2014 awards. The shares issued to Mr. Harrison, III were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing January 2, 2011 and ending January 3, 2016. The peer group is comprised of Dr Pepper Snapple Group, Inc., The Coca-Cola Company, Cott Corporation, National Beverage Corp. and PepsiCo, Inc.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on January 2, 2011 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

	1/2/11	1/1/12	12/30/12	12/29/13	12/28/14	1/3/16
CCBCC	$100	$108	$122	$138	$169	$352
S&P 500	$100	$102	$118	$157	$178	$181
Peer Group	$100	$108	$115	$137	$158	$167

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five fiscal years ended January 3, 2016. The data is derived from audited consolidated financial statements of the Company.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

In thousands (except per share data)	Fiscal Year*
Summary of Operations	2015**	2014**	2013	2012	2011
Net sales	$2,306,458	$1,746,369	$1,641,331	$1,614,433	$1,561,239
Cost of sales	1,405,426	1,041,130	982,691	960,124	931,996
Selling, delivery and administrative expenses	802,888	619,272	584,993	565,623	541,713
Total costs and expenses	2,208,314	1,660,402	1,567,684	1,525,747	1,473,709
Income from operations	98,144	85,967	73,647	88,686	87,530
Interest expense, net	28,915	29,272	29,403	35,338	35,979
Other income (expense), net	(3,576)	(1,077)	—	—	—
Gain on exchange of franchise territory	8,807	—	—	—	—
Gain on sale of business	22,651	—	—	—	—
Bargain purchase gain, net of tax of $1,265	2,011	—	—	—	—
Income before taxes	99,122	55,618	44,244	53,348	51,551
Income tax expense	34,078	19,536	12,142	21,889	19,528
Net income	65,044	36,082	32,102	31,459	32,023
Less: Net income attributable to noncontrolling interest	6,042	4,728	4,427	4,242	3,415
Net income attributable to Coca-Cola Bottling Co. Consolidated	$59,002	$31,354	$27,675	$27,217	$28,608
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$6.35	$3.38	$2.99	$2.95	$3.11
Class B Common Stock	$6.35	$3.38	$2.99	$2.95	$3.11
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$6.33	$3.37	$2.98	$2.94	$3.09
Class B Common Stock	$6.31	$3.35	$2.97	$2.92	$3.08
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Year-End Financial Position
Total assets	$1,850,816	$1,433,076	$1,276,156	$1,283,474	$1,362,425
Current portion of debt	—	—	20,000	20,000	120,000
Current portion of obligations under capital leases	7,063	6,446	5,939	5,230	4,574
Obligations under capital leases	48,721	52,604	59,050	64,351	69,480
Long-term debt	623,879	444,759	378,566	403,386	403,219
Total equity of Coca-Cola Bottling Co. Consolidated	243,056	183,609	191,320	135,259	129,470

*

All years presented are 52-week fiscal years except 2015 which was a 53-week year.  The estimated net sales, gross margin and selling, delivery and administrative expenses for the additional week in 2015 of approximately $39 million, $14 million and $10 million, respectively, are included in the reported results for 2015.

**

For additional information on acquisitions and divestitures in 2015 and 2014, see Management’s Discussion and Analysis on Financial Condition and Results of Operations and the accompanying notes to the consolidated financial statements.

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

The fiscal years presented are the 53-week period ended January 3, 2016 (“2015”) and the 52-week periods ended December 28, 2014 (“2014”) and December 29, 2013 (“2013”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Noncontrolling interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.  Piedmont is the Company’s only significant subsidiary that has a noncontrolling interest. Noncontrolling interest income of $6.0 million in 2015, $4.7 million in 2014 and $4.4 million in 2013 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $79.4 million and $73.3 million at January 3, 2016 and December 28, 2014, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Expansion Transactions

Since April 2013, as a part of The Coca-Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions with The Coca-Cola Company and Coca-Cola Refreshments, Inc. (“CCR”), a wholly-owned subsidiary of The Coca-Cola Company, to expand our distribution operations significantly through the acquisition of rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Territory Expansion Transactions”).  During 2015, the Company completed its acquisitions of Expansion Territories announced as part of the April 2013 letter of intent signed with The Coca-Cola Company which included Expansion Territories in parts of Tennessee, Kentucky and Indiana previously served by CCR.

As a part of these transactions, in May 2015, the Company also completed an exchange transaction where it acquired certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky (including the rights to produce such beverages in the Lexington, Kentucky territory) in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory previously served by the Company’s facilities and equipment located in Jackson, Tennessee (including the rights to produce such beverages in the Jackson, Tennessee territory). The net assets received by the Company in the Lexington-for-Jackson exchange transaction, after deducting the value of certain retained assets and retained liabilities, was approximately $10.5 million, which was paid in cash at closing and is subject to a final post-closing adjustment.

On May 12, 2015, the Company and The Coca-Cola Company entered into a second non-binding letter of intent (the “May 2015 LOI”) pursuant to which CCR would grant the Company in two phases certain exclusive rights for the distribution, promotion, marketing and sale of The Coca-Cola Company-owned and licensed products in additional territories currently served by CCR and would sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca-Cola Company brands.  The major markets that would be served as part of the expansion contemplated by the May 2015 LOI include: Baltimore, Alexandria, Norfolk, Richmond, Washington, DC, Cincinnati, Columbus, Dayton and Indianapolis.

On September 23, 2015, the Company and CCR entered into an asset purchase agreement for the first phase of this additional Distribution Territory Expansion Transaction contemplated by the May 2015 LOI (the “September 2015 APA”) by acquiring Expansion Territory in: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia (the “Next Phase Territories”).  The first closing for the series of Next Phase Territories transactions (the “Next Phase Territories Transactions”) occurred on October 30, 2015 for Norfolk, Fredericksburg and Staunton in Virginia and Elizabeth City in North Carolina.  The second closing for the series of Next Phase Territories Transactions occurred on January 29, 2016 for Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia.  The closings for the remainder of the Next Phase Territories Transactions are expected to occur in the first half of 2016.  At each of the October 2015 and January 2016 closings, the Company entered into, and anticipates it will enter into at subsequent closings of the Next Phase Territories Transactions, a comprehensive beverage agreement with CCR in substantially the same form as the form of comprehensive beverage agreement currently in effect in the territories acquired in the earlier Distribution Territory Expansion Transactions (the “Initial CBA”) that will require the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products (as defined in the Initial CBA) in the applicable Next Phase Territories.

While the Company is preparing to close the remainder of the Next Phase Territories Transactions and begin the process of transitioning the business conducted by CCR in the Next Phase Territories from CCR to the Company, the Company is continuing to work towards a definitive agreement or agreements with The Coca-Cola Company for the remainder of the proposed distribution territory expansion described in the May 2015 LOI, including distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois (the “Subsequent Phase Territories”).

	Acquisition / Exchange	(Net) Cash Purchase Price
Territory	Date	(In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.2
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	18.0
Paducah and Pikeville, Kentucky	May 1, 2015	7.5
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015	10.5
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015	26.1

The cash purchase price amounts included in the table above are subject in each case to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results for the Expansion Territories have been included in the Company’s consolidated financial statements from their acquisition or exchange dates.  These territories contributed $143.2 million and $29.0 million in net sales and $2.6 million in operating loss and $1.9 million in operating income in the fourth quarter of 2015 (“Q4 2015”) and the fourth quarter of 2014 (“Q4 2014”), respectively. These territories contributed $437.0 million and $45.1 million in net sales and $6.9 million and $3.4 million in operating income in 2015 and 2014, respectively.

Manufacturing Letter of Intent and Definitive Agreement for Manufacturing Facilities Serving Next Phase Territories

The May 2015 LOI contemplated that The Coca-Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. (“EPBs”) to implement a national product supply system. As a result of subsequent discussions among the EPBs and The Coca-Cola Company, on September 23, 2015, the Company and The Coca-Cola Company entered into a non-binding letter of intent (the “Manufacturing LOI”) pursuant to which CCR would sell six manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets (collectively, “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system (the “Manufacturing Facility Expansion Transactions”).  Similar to, and as an integral part of, the Distribution Territory Expansion Transactions described in the May 2015 LOI, the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases. The first phase includes three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland that serve the Next Phase Territories. The second phase includes three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the Subsequent Phase Territories.  On October 30, 2015, the Company and CCR entered into a definitive purchase and sale agreement for the Manufacturing Assets that comprise the three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland (the “Next Phase Manufacturing Transactions”). The first closing for the series of Next Phase Manufacturing Transactions occurred on January 29, 2016 for the Sandston, Virginia facility. The Company anticipates that the closings of the acquisitions of Manufacturing Assets in Silver Spring and Baltimore, Maryland will be completed in the first half of 2016.

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

While the Company is preparing to close the remainder of the Next Phase Manufacturing Transactions and begin the process of transitioning the business conducted by CCR at the Regional Manufacturing Facilities from CCR to the Company, the Company is continuing to work towards a definitive agreement or agreements with The Coca-Cola Company for the remainder of the proposed Manufacturing Facility Expansion Transactions described in the Manufacturing LOI, which includes three manufacturing facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio.

On October 30, 2015, the Company, The Coca-Cola Company and the other EPBs who are considered Regional Producing Bottlers entered into a national product supply governance agreement substantially in the form attached to the Manufacturing LOI (the “NPSG Governance Agreement”). Pursuant to the NPSG Governance Agreement, The Coca-Cola Company and the Regional Producing Bottlers have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca-Cola Company and (iii) each other Regional Producing Bottler. The stated objectives of the NPSG include, among others, (i) Coca-Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning. The NPSG Board will make and/or oversee and direct certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for the ongoing operations thereof. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca-Cola system strategic investment opportunities that are consistent with the NPSG Governance Agreement.

Territory Conversion Agreement

Concurrent with their execution of the September 2015 APA, the Company, CCR and The Coca-Cola Company executed a territory conversion agreement (the “Territory Conversion Agreement”), which provides that, except as noted below, all of the Company’s master bottle contracts, allied bottle contracts, Initial CBAs and other bottling agreements with The Coca-Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products (as defined therein) (collectively, the “Bottling Agreements”) would be amended, restated and converted (upon the occurrence of certain events described below) to a new and final comprehensive beverage agreement (the “Final CBA”). The conversion would include all of the Company’s then existing Bottling Agreements in the Expansion Territories and in all other territories in the United States where the Company has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca-Cola Company (the “Legacy Territory”), but would not affect any Bottling Agreements with respect to the greater Lexington, Kentucky territory.  At the time of the conversion of the Bottling Agreements for the Legacy Territory to the Final CBA, CCR will pay a fee to the Company in cash (or another mutually agreed form of payment or credit) in an amount equivalent to 0.5 times the EBITDA the Company generates from sales in the Legacy Territory of Beverages (as defined in the Final CBA) either (i) owned by The Coca-Cola Company or licensed to The Coca-Cola Company and sublicensed to the Company, or (ii) owned by or licensed to Monster Energy Company on which the Company pays, and The Coca-Cola Company receives, a facilitation fee.

The Company may elect to cause the conversion of the Bottling Agreements to the Final CBA to occur at any time by giving written notice to The Coca-Cola Company. Further, if the transactions contemplated by the September 2015 APA are consummated, then the conversion will occur automatically upon the earliest of (i) the consummation of all of the transactions described in the May 2015 LOI regarding the Subsequent Phase Territories (the “Subsequent Phase Territory Transactions”), (ii) January 1, 2020, as long as The Coca-Cola Company has satisfied certain obligations described in the Territory Conversion Agreement regarding its intent to complete the Subsequent Phase Territory Transactions, or (iii) 30 days following the Company’s (a) termination of good faith negotiations of the Subsequent Phase Territory Transactions on terms similar to the Next Phase Territory Transactions or (b) notification that it no longer wants to pursue the Subsequent Phase Territory Transactions.

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

Annapolis Make Ready Center Acquisition

As a part of the Expansion Transactions, on October 30, 2015, the Company acquired from CCR a “make-ready center” in Annapolis, Maryland for approximately $5.3 million, subject to a final post-closing adjustment.  The Company recorded a bargain purchase gain of $2.0 million on this transaction after applying a deferred tax liability of approximately $1.3 million.  The Company uses the make-ready center to deploy and refurbish vending and other sales equipment for use in the marketplace.

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly owned subsidiary of the Company, to The Coca-Cola Company.  Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all of the issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million, subject to a final post-closing adjustment. As a result of the sale, the Company recognized a gain of $22.7 million in 2015, which was recorded in the Consolidated Statements of Operations in the line item titled “Gain on sale of business.” BYB contributed $23.9 million and $34.1 million in net sales and $1.8 million in operating income and $0.4 million in operating loss in 2015 and 2014, respectively.

New Monster Distribution Agreement

Prior to April 6, 2015, the Company distributed energy drink products packaged and/or marketed by Monster Energy Company (“MEC”) under the primary brand name “Monster” (“MEC Products”) in certain portions of the Company’s territories.  On March 26, 2015, the Company and MEC entered into a new distribution agreement granting the Company rights to distribute MEC Products throughout all of the geographic territory the Company currently services for the distribution of Coca-Cola products, commencing April 6, 2015.

Pension Lump Sum Settlement

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

Net Sales by Product Category

The Company’s net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In Thousands	2015	2014	2013
Bottle/can sales:
Sparkling beverages (including energy products)	$1,503,683	$1,124,802	$1,063,154
Still beverages	397,901	279,138	247,561
Total bottle/can sales	1,901,584	1,403,940	1,310,715
Other sales:
Sales to other Coca-Cola bottlers	178,777	162,346	166,476
Post-mix and other	226,097	180,083	164,140
Total other sales	404,874	342,429	330,616
Total net sales	$2,306,458	$1,746,369	$1,641,331

Areas of Emphasis

Key priorities for the Company include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management, and productivity.

Revenue Management

Revenue management requires a strategy that reflects consideration for pricing of brands and packages within product categories and channels, highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key driver which has a significant impact on the Company’s results of operations.

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $222.9 million, $211.6 million and $201.0 million in 2015, 2014 and 2013, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Items Impacting Operations and Financial Condition

The comparison of operating results for 2015 to the operating results for 2014 and 2013 are affected by the impact of one additional selling week in 2015 due to the Company’s fiscal year ending on the Sunday closest to December 31st.  The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2015 of approximately $39 million, $14 million and $10 million, respectively, are included in reported results in 2015.

The following items affect the comparability of the financial results presented below:

2015

•	$22.7 million gain on the sale of BYB;
•	$20.0 million of expenses related to acquiring and transitioning Expansion Territories;
•	$8.8 million gain on the exchange of certain Expansion Territories and related assets and liabilities;
•	$437.0 million in net sales and $6.9 million of operating income related to Expansion Territories;
•	$3.6 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories;
•	$3.4 million pre-tax unfavorable mark-to-market adjustments related to our commodity hedging program;
•	$1.1 million favorable income tax adjustment related to the reduction of a state corporate tax rate; and
•	$1.1 million favorable income tax adjustment related to a reduction in the valuation allowance related to the sale of BYB.

2014

•	$12.9 million of expenses related to acquiring and transitioning new distribution territories;
•	$45.1 million in net sales and $3.4 million of operating income related to Expansion Territories; and
•	$1.1 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

2013

•	$12.0 million noncash settlement charge related to the voluntary lump-sum pension distribution;
•	$5.0 million of expenses related to acquiring and transitioning new distribution territories;
•	$3.1 million favorable adjustment to net sales related to a refund of 2012 cooperative trade marketing funds paid by the Company to The Coca-Cola Company that were not spent in 2012; and
•	$2.3 million decrease to income tax expense related to state legislation enacted in 2013.

Results of Operations

2015 Compared to 2014

A summary of the Company’s financial results for 2015 and 2014:

	Fiscal Year
In Thousands (Except Per Share Data)	2015	2014	Change	% Change
Net sales	$2,306,458	$1,746,369	$560,089	32.1
Cost of sales	1,405,426	1,041,130	364,296	35.0
Gross margin	901,032	705,239	195,793	27.8
S,D&A expenses	802,888	619,272	183,616	29.7
Income from operations	98,144	85,967	12,177	14.2
Interest expense, net	28,915	29,272	(357)	(1.2)
Other income (expense), net	(3,576)	(1,077)	(2,499)	N/M
Gain on exchange of franchise territory	8,807	—	8,807	N/M
Gain on sale of business	22,651	—	22,651	N/M
Bargain purchase gain, net of tax of $1,265	2,011	—	2,011	N/M
Income before taxes	99,122	55,618	43,504	78.2
Income tax expense	34,078	19,536	14,542	74.4
Net income	65,044	36,082	28,962	80.3
Net income attributable to noncontrolling interest	6,042	4,728	1,314	27.8
Net income attributable to Coca-Cola Bottling Co. Consolidated	$59,002	$31,354	$27,648	88.2
Basic net income per share:
Common Stock	$6.35	$3.38	$2.97	87.9
Class B Common Stock	$6.35	$3.38	$2.97	87.9
Diluted net income per share:
Common Stock	$6.33	$3.37	$2.96	87.8
Class B Common Stock	$6.31	$3.35	$2.96	88.4

Net Sales

Net sales increased $560.1 million, or 32.1%, to $2.31 billion in 2015 compared to $1.75 billion in 2014.

This increase in net sales was principally attributable to the following (in millions):

Amounts	Attributable to:
$373.4	Net sales increase related to the Expansion Territories, reduced by the 2014 comparable sales of Legacy Territory exchanged for Expansion Territories in 2015
80.3	6.0% increase in bottle/can volume to retail customers in the Company's Legacy Territories primarily due to an increase in energy beverages, including MEC Products, and still beverages
69.3

4.9% increase in bottle/can sales price per unit to retail customers in the Company's Legacy Territories, primarily due to an increase in energy beverage volume, including MEC Products (which have a  higher sales price per unit), and an increase in all beverage categories sales price per unit except the water beverage category

25.8	Increase in external transportation revenue
12.4	7.6% increase in sales volume to other Coca-Cola bottlers primarily due to a volume increase in all beverage categories
(9.1)	Decrease in sales of the Company's own brand products primarily due to the sale of BYB during the third quarter of 2015
4.0

2.3% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy beverages, including MEC Products and still beverages which have a higher sales price per unit than nonenergy sparkling  beverages

3.0	3.4% increase in post-mix sales price per unit
1.0	Other
$560.1	Total increase in net sales

The 6.0% increase in bottle/can volume to retail customers (excluding Expansion Territories) represented a 3.8% increase in sparkling beverages and a 14.7% increase in still beverages. The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages, other than energy beverages, are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences.

In 2015, the Company’s bottle/can sales to retail customers accounted for 82.4% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in 2015 and 2014 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	2015	2014	% Increase
Sparkling beverages (including energy products)	78.6%	79.9%	27.3%
Still beverages	21.4%	20.1%	37.2%
Total bottle/can volume	100.0%	100.0%	29.3%

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2015, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume and approximately 15% of the Company’s total net sales during 2015. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 7% of the Company’s total bottle/can volume and approximately 5% of the Company’s total net sales during 2015. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $6.3 million in 2015 and $6.2 million in 2014. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 35.0%, or $364.3 million, to $1.41 billion in 2015 compared to $1.04 billion in 2014.

This increase in cost of sales was principally attributable to the following (in millions):

Amount	Attributable to:
$239.2	Net sales increase related to the Expansion Territories, reduced by the 2014 comparable sales of Legacy Territory exchanged for Expansion Territories in 2015
47.1	Increase in raw material costs and increased purchases of finished products
46.6	6.0% increase in bottle/can volume to retail customers in the Company's Legacy Territories primarily due to an increase in energy beverages, including MEC Products, and still beverages
20.9	Increase in external transportation cost of sales
11.9	7.6% increase in sales volume to other Coca-Cola bottlers primarily due to a volume increase in all beverage categories
(8.6)	Increase in marketing funding support received for the Legacy Territories, primarily from The Coca-Cola Company
6.4	Increase in manufacturing cost (primarily labor expense)
(5.1)	Decrease in cost of sales of the Company’s own brand portfolio primarily due to the sale of BYB during the third quarter of 2015
4.1	Increase in cost due to the Company's commodity hedging program
1.8	Other
$364.3	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $72.2 million in 2015 compared to $55.4 million in 2014.

Gross Margin

Gross margin dollars increased 27.8%, or $195.8 million, to $901.0 million in 2015 compared to $705.2 million in 2014. Gross margin as a percentage of net sales decreased to 39.1% in 2015 from 40.4% in 2014.

This increase in gross margin was principally attributable to the following (in millions):

Amount	Attributable to:
$134.2	Net sales increase related to the Expansion Territories, reduced by the 2014 comparable sales of Legacy Territory exchanged for Expansion Territories in 2015
69.3

4.9% increase in bottle/can sales price per unit to retail customers in the Company's Legacy Territories, primarily due to an increase in energy beverage volume, including MEC Products (which have a  higher sales price per unit), and an increase in all beverage categories sales price per unit except the water beverage category

(47.1)	Increase in raw material costs and increased purchases of finished products
33.7	6.0% increase in bottle/can volume to retail customers in the Company's Legacy Territories primarily due to an increase in energy beverages, including MEC Products, and still beverages
8.6	Increase in marketing funding support received for the Legacy Territories, primarily from The Coca-Cola Company
(6.4)	Increase in manufacturing cost (primarily labor expense)
4.9	Increase in external transportation gross margin
(4.1)	Increase in cost due to the Company’s commodity hedging program
4.0

2.3% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy beverages, including MEC Products and still beverages which have a higher sales price per unit than nonenergy sparkling  beverages

3.0	3.4% increase in post-mix sales price per unit
(4.0)	Decrease in gross margin of the Company’s own brand portfolio primarily due to the sale of BYB during the third quarter of 2015
(0.3)	Other
$195.8	Total increase in gross margin

The Company’s gross margins may not be comparable to other peer companies, since some of them include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses

S,D&A expenses include the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangibles and administrative support labor and operating costs.

S,D&A expenses increased by $183.6 million, or 29.7%, to $802.9 million in 2015 from $619.3 million in 2014. S,D&A expenses as a percentage of sales decreased to 34.8% in 2015 from 35.5% in 2014.

This increase in S,D&A expenses was principally attributable to the following (in millions):

Amount	Attributable to:
$81.5	Increase in employee salaries excluding bonus and incentives due to normal salary increases and additional personnel added from the Expansion Territories
15.4	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Expansion Territories
13.3

Increase in employee benefit costs primarily due to additional medical expense (for employees from the Expansion Territories), increased pension expense and increased 401(k) employer matching contributions offset by decreased retiree medical benefits for legacy employees

9.2	Increase in incentive compensation expense due to the Company's financial performance
7.1	Increase in expenses related to the Company's territory expansion primarily professional fees related to due diligence
6.1	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorship in the Expansion Territories
5.9	Increase in employer payroll taxes primarily due to payroll in the Expansion Territories
5.9	Increase in vending and fountain parts expense due to the addition of the Expansion Territories
4.7	Increase in professional fees primarily due to additional compliance and technology expenses
4.0	Increase in software expenses primarily due to investment in technology for the Expansion Territories
3.8	Increase in employee travel expense due primarily to the Expansion Territories
3.4	Increase in temporary labor for additional legacy warehouse labor and in the Expansion Territories
2.4	Increase in rental expense due primarily to equipment and facilities rent expense for the Expansion Territories
2.3	Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims from the addition of the Expansion Territories
1.4	Increase in property and vehicle taxes due to the addition of assets in the Expansion Territories
1.0	Increase in relocation expense due to new personnel and relocations to the Expansion Territories
16.2	Other
$183.6	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $222.9 million and $211.6 million in 2015 and 2014, respectively.

The Company recorded in S,D&A expenses an expense related to the two Company-sponsored pension plans of $1.6 million in 2015 and a benefit of $0.2 million in 2014.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not covered by a collective bargaining agreement. During 2015 and 2014, the Company matched the first 3.5% of participants’ contributions, while maintaining the option to increase the matching contributions an additional 1.5%, for a total of 5%, for the Company’s employees based on the financial results for each year. Based on the Company’s financial results, the Company decided to make the additional matching contribution of 1.5%. The Company made this contribution payment in the first quarter of 2016 and 2015, respectively. The total expense for this benefit recorded in S,D&A expenses was $9.4 million and $7.7 million in 2015 and 2014, respectively.

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

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability reported by the Plan’s actuary would be approximately $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

Other Income (Expense), Net

Other income (expense) in 2015 included a noncash expense of $3.6 million as a result of an unfavorable fair value adjustment of the Company’s contingent consideration liability related to the Expansion Territories.  The adjustment was primarily driven by current payments of sub-bottler fees in 2015.  As the contingent consideration is calculated using 40 years of discounted cash flows, any reductions in contingent consideration due to current payments of the liability are effectively marked to market at the next reporting period, assuming interest rates and future projections remain constant.

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

Gain on Exchange of Franchise Territory

During 2015, the Company and CCR completed a like-kind exchange transaction where CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee. The fair value of the Lexington net assets acquired totaled $36.8 million and the Company paid cash of approximately $10.5 million.  The carrying value of the Jackson net assets was $17.5 million, resulting in a net gain of $8.8 million.

Gain on Sale of Business

During 2015, the Company sold BYB, a wholly-owned subsidiary of the Company, to The Coca-Cola Company.  The Company received cash proceeds of $26.4 million. The net assets of BYB at closing totaled $3.7 million, which resulted in a gain of $22.7 million in 2015.

Bargain Purchase Gain

In addition to the acquired Expansion Territories, the Company also acquired from CCR a “make-ready center” in Annapolis, Maryland in 2015 for approximately $5.3 million, subject to a final post-closing adjustment.  The fair value of the net assets acquired totaled $7.3 million, which resulted in a bargain purchase gain of approximately $2.0 million, net of tax of approximately $1.3 million, recorded in 2015.

Interest Expense

Net interest expense decreased 1.2%, or $0.4 million in 2015 compared to 2014. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 4.7% during 2015 from 5.7% during 2014.  The Company believes interest expense in 2016 will increase as a result of increased debt levels in 2015 and anticipated increases in debt levels as a result of the anticipated acquisitions of additional Expansion Territories in 2016.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2015 and 2014 was 34.4% and 35.1%, respectively. The decrease in the effective tax rate for 2015 resulted primarily from a state tax legislation  target that was met that caused a reduction to the corporate tax rate in 2015 and reductions to the valuation allowance due to the Company’s assessment of the Company’s ability to use certain loss carryforwards primarily related to the sale of BYB. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, for 2015 and 2014 was 36.6% and 38.4%, respectively.

The Company decreased its valuation allowance by $1.3 million for 2015 and increased its valuation allowance by $1.2 million for 2014. The effect for both years was primarily due to the Company’s assessment of its ability to use certain loss carryforwards. See Note 15 to the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $6.0 million in 2015 compared to $4.7 million in 2014 related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive income (net of tax) in 2015 of $7.5 million was due primarily to actuarial gains on the Company’s pension and postretirement benefit plans.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board (“FASB”) ASC 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. Prior to the sale of BYB, the Company believed five operating segments existed. Two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages (made up entirely of BYB), were aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represented the vast majority of the Company’s consolidated revenues, operating income, and assets. After the sale of BYB, the Company has four operating segments.  The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. As a result, these three operating segments have been combined into an “All Other” reportable segment.

.

In Thousands	2015	2014
Net Sales:
Nonalcoholic Beverages	$2,245,836	$1,710,040
All Other	160,191	123,194
Eliminations	(99,569)	(86,865)
Consolidated	$2,306,458	$1,746,369
Operating Income:
Nonalcoholic Beverages	$92,921	$82,297
All Other	5,223	3,670
Consolidated	$98,144	$85,967

Results of Operations

2014 Compared to 2013

A summary of the Company’s financial results for 2014 and 2013 follows:

In Thousands (Except Per Share Data)	Fiscal Year
	2014	2013	Change	% Change
Net sales	$1,746,369	$1,641,331	$105,038	6.4
Cost of sales	1,041,130	982,691	58,439	5.9
Gross margin	705,239	658,640	46,599	7.1
S,D&A expenses	619,272	584,993	34,279	5.9
Income from operations	85,967	73,647	12,320	16.7
Interest expense, net	29,272	29,403	(131)	(0.4)
Other income (expense), net	(1,077)	—	(1,077)	N/M
Income before taxes	55,618	44,244	11,374	25.7
Income tax expense	19,536	12,142	7,394	60.9
Net income	36,082	32,102	3,980	12.4
Net income attributable to noncontrolling interest	4,728	4,427	301	6.8
Net income attributable to Coca-Cola Bottling Co. Consolidated	$31,354	$27,675	$3,679	13.3
Basic net income per share:
Common Stock	$3.38	$2.99	$0.39	13.0
Class B Common Stock	$3.38	$2.99	$0.39	13.0
Diluted net income per share:
Common Stock	$3.37	$2.98	$0.39	13.1
Class B Common Stock	$3.35	$2.97	$0.38	12.8

Net Sales

Net sales increased $105.0 million, or 6.4%, to $1.75 billion in 2014 compared to $1.64 billion in 2013.

This increase in net sales was principally attributable to the following (in millions):

Amount	Attributable to:
$76.8	5.9% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (3.2% of volume increase related to Expansion Territories)
19.4	1.4% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit
10.8	Increase in freight revenue
(7.1)	4.2% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverage category excluding energy products
2.9

1.8% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products and still beverages which have higher sales price per unit than sparkling beverages (excluding energy products)

2.9	3.3% increase in post-mix sales price per unit
2.1	2.5% increase in post-mix volume
(2.8)	Other
$105.0	Total increase in net sales

The 2.7% increase in bottle/can volume to retail customers (excluding Expansion Territories) represented a 0.7% increase in sparkling beverages and an 11.5% increase in still beverages. The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages other than energy beverages are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences. Volume of both sparkling and still beverages was negatively impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013. The Company believes volume would have been higher in both sparkling and still beverages in 2013 had it not been for the cooler and wetter than normal weather.

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

Product category sales volume in 2014 and 2013 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	2014	2013	% Increase
Sparkling beverages (including energy products)	79.9%	81.3%	4.0%
Still beverages	20.1%	18.7%	14.0%
Total bottle/can volume	100.0%	100.0%	5.9%

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

S,D&A Expenses

S,D&A expenses increased by $34.3 million, or 5.9%, to $619.3 million in 2014 from $585.0 million in 2013. S,D&A expenses as a percentage of sales remained relatively unchanged (35.5% in 2014 and 35.6% in 2013).

This increase in S,D&A expenses was principally attributable to the following (in millions):

Amount	Attributable to:
$13.9	Increase in employee salaries and related payroll taxes excluding bonus and incentives due to normal salary increases and additional personnel ($7.6 million related to the Expansion Territories)
(12.0)	Decrease due to a loss on a voluntary pension settlement completed in 2013
8.4	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
7.8	Increase in expenses related to the Company’s Expansion Transactions, primarily professional fees related to due diligence and consulting fees related to infrastructure
3.9	Increase in marketing expense primarily due to increased spending for promotional items
1.4	Increase in depreciation and amortization of property, plant and equipment primarily due to assets acquired in Expansion Territories
1.3	Increase in software expenses (continued investment in technology)
9.6	Other
$34.3	Total increase in S,D&A expenses

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

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary to be approximately $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

Other Income (Expense), Net

Other income (expense) in 2014 included a noncash expense of $1.1 million as a result of an unfavorable fair value adjustment of the Company’s contingent consideration liability related to the Expansion Territories.  The adjustment was primarily driven by a change in the risk-free interest rate during 2014.

Interest Expense

Net interest expense decreased 0.4%, or $0.1 million in 2014 compared to 2013. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.7% during 2014 from 5.8% during 2013.

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

Segment Operating Results

During 2014 and 2013, the Company operated its business under five operating segments. Two of these operating segments were aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. The combined reportable segment, Nonalcoholic Beverages, represented the vast majority of the Company’s net sales and operating income for all periods presented. None of the remaining three operating segments individually met the quantitative thresholds in ASC 280 for separate reporting. As a result, the discussion of the Company’s operations is focused on the consolidated results. Below is a breakdown of the Company’s net sales and operating income by reportable segment.

In Thousands	2014	2013
Net Sales:
Nonalcoholic Beverages	$1,710,040	$1,613,309
All Other	123,194	108,224
Eliminations	(86,865)	(80,202)
Consolidated	$1,746,369	$1,641,331
Operating Income:
Nonalcoholic Beverages	$82,297	$66,084
All Other	3,670	7,563
Consolidated	$85,967	$73,647

Financial Condition

Total assets increased to $1.85 billion at January 3, 2016, from $1.43 billion at December 28, 2014. The increase in total assets is primarily attributable to the acquisition of the Expansion Territories in 2015, contributing to an increase in total assets of $212.3 million as of January 3, 2016.  In addition, the Company had capital expenditures of $168.7 million during 2015.

Net working capital, defined as current assets less current liabilities, increased by $49.9 million to $109.5 million at January 3, 2016 from $59.6 million at December 28, 2014.

Significant changes in net working capital from December 28, 2014 to January 3, 2016 were as follows:

•	An increase in cash and cash equivalents of $46.4 million primarily due to the issuance of new senior notes in November 2015.
•	An increase in accounts receivables, trade of $58.3 million primarily due to accounts receivables from sales in newly acquired territories in 2015.
•

An increase in accounts receivable from The Coca-Cola Company and an increase in accounts payable to The Coca-Cola Company of $5.8 million and $27.8 million, respectively, primarily due to activity from newly acquired territories in 2015 and the timing of payments.

•	An increase in inventories of $18.7 million primarily due to inventories from the Expansion Territories in 2015.
•	An increase in prepaid expenses and other current assets of $10.3 million primarily due to an overpayment of federal and state income taxes in 2015.
•	An increase in accounts payable, trade of $24.3 million primarily from the Expansion Territories in 2015.
•	An increase in other accrued liabilities of $35.4 million primarily due to the timing of payments and an increase in the current portion of acquisition related contingent consideration.
•	An increase in accrued compensation of $11.2 million primarily due to increased incentive compensations accruals due to the Company’s financial performance.

Debt and capital lease obligations were $679.7 million as of January 3, 2016 compared to $503.8 million as of December 28, 2014. Debt and capital lease obligations as of January 3, 2016 and December 28, 2014 included $55.8 million and $59.0 million, respectively, of capital lease obligations related primarily to Company facilities.

Contributions to the Company’s pension plans were $10.5 million and $10.0 million in 2015 and 2014, respectively. The Company anticipates that contributions to its two Company-sponsored pension plans in 2016 will be in the range of $10 million to $12 million.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of previously announced additional distribution territories and manufacturing facilities, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement. On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit.  Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing.  At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility.  The Revolving Credit Facility includes two financial covenants:  a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the agreement.  The Company was in compliance with these covenants as of January 3, 2016.  These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. On January 3, 2016, the Company had no outstanding borrowings on the Revolving Credit Facility. On December 28, 2014, the Company had $71.0 million of outstanding borrowings on the Revolving Credit Facility.

The Company had $100 million of senior notes which matured in April 2015.  The Company used borrowings under the Revolving Credit Facility to refinance the notes. The Company has $164.8 million of senior notes maturing in June 2016, which the Company intends to refinance.

On November 25, 2015, the Company issued $350 million unsecured 3.8% senior notes due 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes mature on November 25, 2025.  The Company received net proceeds of approximately $346.5 million from the issuance and sale of the 2025 Senior Notes.

The Company has obtained the majority of its long-term debt, other than capital leases, from the public markets.  As of January 3, 2016, the Company’s total outstanding balance of debt and capital lease obligations was $679.7 million of which $623.9 million was financed through publicly offered debt.  The Company had capital lease obligations of $55.8 million as of January 3, 2016.

As of January 3, 2016 and December 28, 2014, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.5% and 5.8%, respectively.  The Company’s overall weighted average interest rate on its debt and capital lease obligations was  4.7% and 5.7% in 2015 and 2014, respectively.  As of January 3, 2016, none of the Company’s debt and capital lease obligations were subject to changes in short-term interest rates.

All of the outstanding long-term debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries.  There are no guarantees of the Company’s debt.

At January 3, 2016, the Company’s credit ratings were as follows:

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

Net debt and capital lease obligations were summarized as follows:

In Thousands	Jan. 3, 2016	Dec. 28, 2014	Dec. 29, 2013
Debt	$623,879	$444,759	$398,566
Capital lease obligations	55,784	59,050	64,989
Total debt and capital lease obligations	679,663	503,809	463,555
Less: Cash and cash equivalents	55,498	9,095	11,761
Total net debt and capital lease obligations (1)	$624,165	$494,714	$451,794

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

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the Expansion Transactions. The balance as of January 3, 2016 of $136.6 million included a $3.6 million unfavorable noncash fair value adjustment.  The balance as of December 28, 2014 of $46.9 million included a $1.1 million unfavorable noncash fair value adjustment. There were no transfers from Level 1 or Level 2. The noncash fair value adjustments in 2015 and 2014, respectively, did not impact the Company’s liquidity or capital resources.  The total cash paid in 2015 and 2014 related to acquisition related contingent consideration was $4.0 and $0.2 million, respectively.

Cash Sources and Uses

The primary sources of cash for the Company in 2015, 2014 and 2013 have been cash provided by operating activities, issuance of debt, borrowings under credit facilities and proceeds from sale of BYB. The primary uses of cash in 2015, 2014 and 2013 have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments, pension plan contributions, payments relating to Expansion Transactions, acquisition related contingent consideration payments and funding working capital.

A summary of cash activity for 2015, 2014 and 2013:

	Fiscal Year
In Millions	2015	2014	2013
Cash sources
Cash provided by operating activities (excluding income tax and pension payments)	$150.6	$132.9	$119.6
Proceeds from $350 million Senior Notes	349.9	-	-
Proceeds from revolving credit facilities	334.0	191.6	60.0
Proceeds from the sale of business	26.4	-	-
Proceeds from the sale of property, plant and equipment	1.9	1.7	6.1
Total cash sources	$862.8	$326.2	$185.7
Cash uses
Payment of $100 million Senior Notes	$100.0	$-	$-
Capital expenditures	163.9	84.4	61.4
Acquisition of Expansion Territories	81.7	41.6	-
Payment of acquisition related contingent consideration	4.0	0.2	-
Payment on revolving credit facilities	405.0	125.6	85.0
Payment on uncommitted line of credit	-	20.0	-
Payment for debt issuance costs	3.4	0.9	-
Contributions to pension plans	10.5	10.0	7.3
Payment of capital lease obligations	6.6	5.9	5.3
Income tax payments	31.8	31.0	15.9
Dividends	9.3	9.3	9.2
Other	0.2	-	0.2
Total cash uses	$816.4	$328.9	$184.3
Increase (decrease) in cash	$46.4	$(2.7)	$1.4

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $20 million and $30 million in 2016. This projection does not include any anticipated cash income tax requirements resulting from additional completed Expansion Territory transactions.

Operating Activities

Cash provided by operating activities increased by $16.4 million in 2015, as compared to 2014. The increase is due primarily to increased net income due to the performance of the newly acquired Expansion Territories and strong sales performance.  Cash provided by operating activities decreased by $4.5 million in 2014, as compared to 2013.  The decrease is due primarily to a decrease in working capital (exclusive of acquisitions), primarily driven by an increase in taxes paid in 2014 of $15.1 million, offset by increased net income and changes in deferred taxes.

Investing Activities

During 2015, cash used in investing activities increased $93.1 million, as compared to 2014.  The increase was driven by higher levels of capital expenditures and Expansion Transactions offset by cash proceeds from the sale of BYB.

Additions to property, plant and equipment during 2015 were $168.7 million, of which $14.0 million were accrued in accounts payable, trade. The 2015 additions exclude $77.1 million in property, plant and equipment acquired in the Expansion Transactions completed in 2015. This compares to $86.4 million and $54.2 million in additions to property, plant and equipment during 2014 and 2013, of which $9.2 and $7.2 million were accrued in accounts payable, trade, respectively. The 2014 additions exclude $25.6 million in property, plant and equipment acquired in the Expansion Transactions in 2014.

Capital expenditures during 2015 were funded with cash flows from operations and available credit facilities.  The Company anticipates that additions to property, plant and equipment in 2016 will be in the range of $175 million to $225 million, excluding any additional Expansion Transactions expected to close in 2016.

During 2015, the Company acquired the 2015 Expansion Territories and completed the Lexington-for-Jackson exchange.  The total cash used to acquire these expansion and exchange territories was $81.7 million. During 2014, the Company acquired Expansion Territories in Johnson City, Morristown and Knoxville, Tennessee for $41.6 million in cash.

During 2015, the Company sold BYB to The Coca-Cola Company for a cash purchase price of $26.4 million.

Financing Activities

During 2015, cash provided by financing activities increased $125.8 million as compared to 2014 in order to fund acquisition of Expansion Territories and associated capital expenditures.  During 2015, the Company’s net borrowings under the Revolving Credit Facility decreased $71 million primarily due to the issuance of the 2025 Senior Notes.

During 2014, the Company’s net borrowings under the Company’s various debt facilities increased $46.0 million to $71.0 million, as compared to 2013, primarily to fund the acquisition of new Expansion Territories and to fund working capital requirements and capital expenditures.

During 2013, the Company’s net borrowings under its $200 million facility decreased $25.0 million, due primarily to increased cash flow from operations available for repayments.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $30.6 million of debt for these entities as of January 3, 2016.  In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. As of January 3, 2016, the Company’s maximum exposure, if both of these cooperatives borrowed up to their aggregate borrowing capacity, would have been $71.6 million including the Company’s equity interest. See Note 14 and Note 19 to the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 3, 2016:

	Payments Due by Period
In Thousands	Total	2016	2017-2018	2019-2020	2021 and Thereafter
Contractual obligations:
Total debt, net of interest	$623,879	$164,757	$-	$109,208	$349,914
Capital lease obligations, net of interest	55,784	7,063	15,533	17,530	15,658
Estimated interest on debt and capital lease obligations (1)	175,887	28,888	47,458	31,794	67,747
Purchase obligations (2)	776,603	91,365	182,730	182,730	319,778
Other long-term liabilities (3)	285,771	23,103	38,684	29,952	194,032
Operating leases	61,511	8,008	13,694	11,048	28,761
Long-term contractual arrangements (4)	47,397	12,706	18,503	10,254	5,934
Postretirement obligations (5)	71,184	3,401	7,503	8,432	51,848
Purchase orders (6)	55,170	55,170	—	—	—
Total contractual obligations	$2,153,186	$394,461	$324,105	$400,948	$1,033,672

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through June 2024 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plan is excluded as the timing and/or amount of any cash payment is uncertain.

(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $2.9 million of uncertain tax positions including accrued interest, as of January 3, 2016 (excluded from other long-term liabilities in the table above because the Company is uncertain if or when such amounts will be recognized) all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of January 3, 2016, the Company had $26.9 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $10.5 million to its two Company-sponsored pension plans in 2015. Based on information currently available, the Company estimates it will be required to make cash contributions in 2016 in the range of $10 million to $12 million to those two plans. Postretirement medical care payments are expected to be approximately $3 million in 2016. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

The Company entered into derivative instruments to hedge certain commodity purchases for 2017, 2016, 2015 and 2014. Fees paid by the Company for derivative instruments are amortized over the corresponding period of the instrument.  The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk.  The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The net impact of the commodity hedges was to increase cost of sales by $3.5 million in 2015 and to decrease cost of sales by $0.6 million in 2014 and to increase S,D&A expenses by $1.4 million in 2015. Commodity hedges did not impact S,D&A expenses in 2014.

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

During 2015, 2014 and 2013, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

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

Impairment Testing of Franchise Rights and Goodwill

U.S. generally accepted accounting principles (“GAAP”) requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test as of the first day of the fourth quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions that could result in impairment. For both franchise rights and goodwill, when appropriate, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the franchise rights or goodwill is below its carrying value.

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

In 2015, the Company completed its qualitative assessment and determined a quantitative assessment was not necessary.  In 2014 and 2013, the Company did complete a quantitative analysis.  In all years, the Company determined no impairment of the Company’s franchise rights existed.

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

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill will be considered not to be impaired and the second step of the GAAP impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. In the second step, a comparison is made between book value of goodwill to the implied fair value of goodwill. Implied fair value of goodwill is determined by comparing the fair value of the reporting unit to the book value of its net identifiable assets excluding goodwill. If the implied fair value of goodwill is below the book value of goodwill, an impairment loss would be recognized for the difference. In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination.  Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as an impairment charge.  The Company does not believe that the reporting unit is at risk of impairment in the foreseeable future. The discounted cash flow analysis includes a number of assumptions such as weighted average cost of capital, projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimates.

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined that there has not been an interim impairment trigger since the first day of the fourth quarter of 2015 annual test date.

In 2015, the Company completed its qualitative assessment and determined a quantitative assessment was not necessary.  In 2014 and 2013, the Company did complete a quantitative analysis.  In all years, the Company determined no impairment of the Company’s goodwill existed.

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

In November 2015, the FASB issued new accounting guidance which simplified the presentation of deferred income taxes. This guidance requires that deferred tax assets and deferred tax liabilities be classified and presented as noncurrent on the balance sheet. The Company elected to early adopt this new accounting guidance effective January 3, 2016 on a prospective basis.  Adoption of this accounting guidance resulted in a reclassification of the Company’s net current deferred tax asset to the net noncurrent deferred tax liability on the Company’s consolidated financial statements as of January 3, 2016.  No prior periods were retrospectively adjusted.

Acquisition Related Contingent Consideration Liability

The Company’s acquisition related contingent consideration liability is subject to risk due to changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts and changes in the Company’s weighted average cost of capital that is derived from market data.

At each reporting period, the Company evaluates future cash flows associated with its acquired territories as well as the associated discount rate used to calculate the fair value of its contingent consideration. These cash flows represent the Company’s best estimate of the future projections of the relevant territories over the same period as the related intangible asset, which is generally 40 years. The discount rate represents the Company’s weighted average cost of capital at the reporting date the fair value calculation is being performed. Changes in business conditions or other events could materially change both the projections of future cash flows and the discount rate used in the calculation of the fair value of contingent consideration. These changes could materially impact the fair value of the related contingent consideration. Changes in the fair value of the acquisition related contingent consideration is included in “Other income (expense)” on the Consolidated Statements of Operations. The Company will adjust the fair value of the acquisition related contingent consideration over a period of time consistent with the life of the related distribution rights asset subsequent to acquisition.

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

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 3, 2016, these letters of credit totaled $26.9 million.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering certain full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans was 4.72% in 2015 and 4.32% in 2014. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

In 2015, pension costs were $1.7 million.  In 2014, there was a pension benefit of $0.3 million. Annual pension costs were $1.4 million in 2013. The annual pension costs for 2013 exclude the $12.0 million noncash settlement charge discussed below.

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

Annual pension expense is estimated to be approximately $1.4 million in 2016.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In Thousands	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation at January 3, 2016	$(9,373)	$9,929
Net periodic pension cost in 2015	(150)	145

The weighted average expected long-term rate of return of plan assets was 6.5% for 2015, which was lowered from 7% used in 2014 and 2013. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 18 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at January 3, 2016 and December 28, 2014, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets were gains of 0.7% in 2015, 6.1% in 2014 and 17.8% for 2013.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on the annual yield on long-term corporate bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 4.53% in 2015 and 4.13% in 2014. The discount rate was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Aon/Hewitt AA above median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at January 3, 2016	$(1,994)	$2,098
Service cost and interest cost in 2015	(153)	160

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at January 3, 2016	$7,894	$(7,343)
Service cost and interest cost in 2015	451	(433)

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

In September 2015, the FASB issued new guidance that requires an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The new guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company elected to early-adopt this new accounting guidance in the third quarter of 2015.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes.  The new guidance requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  The new guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  The Company elected to early-adopt this new accounting guidance at the end of 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2015, the FASB issued new guidance which removes the requirement to categorize investments for which fair value is measured using fair value per share in the fair value hierarchy and limits certain required disclosures to those for which fair value is being measured using the net asset value per share practical expedient.  The new guidance is effective for annual and interim periods beginning after December 15, 2015.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued new guidance on accounting for leases.  The new guidance requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease).  The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods beginning the following year.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s belief that the undiscounted amounts to be paid under the acquisition related contingent consideration arrangement will be between $9 million and $16 million per year;
•	the Company’s belief that the covenants on the Company’s Revolving Credit Facility will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;
•	the Company’s expectations regarding potential marketing funding support from The Coca-Cola Company and other beverage companies;
•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;
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
•

the Company’s belief that the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of additional distribution territories and manufacturing facilities, meet its working capital requirements and maintain an appropriate level of capital spending for the next twelve months;

•

the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt commitments;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;
•	the Company’s key priorities which are territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;
•	the Company’s expectation that new product introductions, packaging changes and sales promotions will continue to require substantial expenditures;
•

the Company’s belief that there is substantial and effective competition in each of the exclusive geographic territories in the United States in which it operates for the purposes of the United States Soft Drink Interbrand Competition Act;

•	the Company’s belief that cash requirements for income taxes will be in the range of $20 million to $30 million in 2016;
•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $1.4 million in 2016;
•	the Company’s belief that cash contributions in 2016 to its two Company-sponsored pension plans will be in the range of $10 million to $12 million;
•	the Company’s belief that postretirement benefit payments are expected to be approximately $3 million in 2016;
•	the Company’s expectation that additions to property, plant and equipment in 2016 will be in the range of $175 million to $225 million;
•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;
•	the Company’s belief that the majority of its deferred tax assets will be realized;
•	the Company’s intention to renew substantially all the Allied Beverage Agreements and Still Beverage Agreements as they expire;
•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	The Company’s expectation that it will enter into a new incidence-based pricing agreement with The Coca-Cola Company in fiscal 2016;
•	the Company’s belief that innovation of new brands and packages will continue to be important to the Company’s overall revenue;
•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements;
•	the Company’s belief that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry; and
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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt, including the Company’s $450 million revolving credit facility. However, as of January 3, 2016, no amounts were drawn on the revolving credit facility.  As a result, none of the Company’s debt or capital lease obligations were subject to changes in short-term interest rates as of January 3, 2016.

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

In 2015 and 2014, the Company entered into agreements to hedge a portion of the Company’s 2017, 2016, 2015 and 2014 commodity purchases.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments.  The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or S,D&A expenses.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 0.7% in 2015 compared to 0.8% in 2014 and 1.5% in 2013. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and in recent years have moved at a faster rate of change than the consumer price index.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands (Except Per Share Data)

	Fiscal Year
	2015	2014	2013
Net sales	$2,306,458	$1,746,369	$1,641,331
Cost of sales	1,405,426	1,041,130	982,691
Gross margin	901,032	705,239	658,640
Selling, delivery and administrative expenses	802,888	619,272	584,993
Income from operations	98,144	85,967	73,647
Interest expense, net	28,915	29,272	29,403
Other income (expense), net	(3,576)	(1,077)	0
Gain on exchange of franchise territory	8,807	0	0
Gain on sale of business	22,651	0	0
Bargain purchase gain, net of tax of $1,265	2,011	0	0
Income before taxes	99,122	55,618	44,244
Income tax expense	34,078	19,536	12,142
Net income	65,044	36,082	32,102
Less: Net income attributable to noncontrolling interest	6,042	4,728	4,427
Net income attributable to Coca-Cola Bottling Co. Consolidated	$59,002	$31,354	$27,675

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$6.35	$3.38	$2.99
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$6.35	$3.38	$2.99
Weighted average number of Class B Common Stock shares outstanding	2,147	2,126	2,105
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$6.33	$3.37	$2.98
Weighted average number of Common Stock shares outstanding – assuming dilution	9,328	9,307	9,286

Class B Common Stock	$6.31	$3.35	$2.97
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,187	2,166	2,145

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

	Fiscal Year
	2015	2014	2013
Net income	$65,044	$36,082	$32,102
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4)	(5)	(1)
Defined benefit plans:
Actuarial gain (loss)	6,624	(31,839)	33,379
Prior service costs	21	22	(88)
Postretirement benefits plan:
Actuarial gain (loss)	2,934	(4,318)	3,984
Prior service costs	(2,068)	4,402	(924)
Other comprehensive income (loss), net of tax	7,507	(31,738)	36,350
Comprehensive income	72,551	4,344	68,452
Less: Comprehensive income attributable to noncontrolling interest	6,042	4,728	4,427
Comprehensive income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$66,509	$(384)	$64,025

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Jan. 3,	Dec. 28,
ASSETS	2016	2014
Current assets:
Cash and cash equivalents	$55,498	$9,095
Accounts receivable, trade, less allowance for doubtful accounts of $2,117 and $1,330 respectively	184,009	125,726
Accounts receivable from The Coca-Cola Company	28,564	22,741
Accounts receivable, other	24,047	14,531
Inventories	89,464	70,740
Prepaid expenses and other current assets	54,440	44,168
Total current assets	436,022	287,001
Property, plant and equipment, net	525,820	358,232
Leased property under capital leases, net	40,145	42,971
Other assets	66,887	60,832
Franchise rights	527,540	520,672
Goodwill	117,954	106,220
Other identifiable intangible assets, net	136,448	57,148
Total assets	$1,850,816	$1,433,076

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Jan. 3,	Dec. 28,
LIABILITIES AND EQUITY	2016	2014
Current liabilities:
Current portion of obligations under capital leases	$7,063	$6,446
Accounts payable, trade	82,937	58,640
Accounts payable to The Coca-Cola Company	79,065	51,227
Other accrued liabilities	104,168	68,775
Accrued compensation	49,839	38,677
Accrued interest payable	3,481	3,655
Total current liabilities	326,553	227,420
Deferred income taxes	146,944	140,000
Pension and postretirement benefit obligations	115,197	134,100
Other liabilities	267,090	177,250
Obligations under capital leases	48,721	52,604
Long-term debt	623,879	444,759
Total liabilities	1,528,384	1,176,133

Commitments and Contingencies (Note 14)

Equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-2,778,896 and 2,757,976 shares, respectively	2,777	2,756
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	113,064	110,860
Retained earnings	260,672	210,957
Accumulated other comprehensive loss	(82,407)	(89,914)
	304,310	244,863
Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409
Total equity of Coca-Cola Bottling Co. Consolidated	243,056	183,609
Noncontrolling interest	79,376	73,334
Total equity	322,432	256,943
Total liabilities and equity	$1,850,816	$1,433,076

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

	Fiscal Year
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$65,044	$36,082	$32,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	78,096	60,397	58,338
Amortization of intangibles	2,800	733	333
Deferred income taxes	10,408	4,220	(10,017)
Loss on sale of property, plant and equipment	1,268	677	46
Impairment of property, plant and equipment	148	0	0
Gain on exchange of franchise territory	(8,807)	0	0
Gain on sale of business	(22,651)	0	0
Bargain purchase gain	(2,011)	0	0
Amortization of debt costs	2,011	1,938	1,933
Stock compensation expense	7,300	3,542	2,919
Amortization of deferred gains related to terminated interest rate agreements	(116)	(561)	(549)
Loss on voluntary pension settlement	0	0	12,014
Fair value adjustment of acquisition related contingent consideration	3,576	1,077	0
Change in current assets less current liabilities (exclusive of acquisitions)	(18,262)	(16,331)	843
Change in other noncurrent assets (exclusive of acquisitions)	(4,292)	(3,195)	(3,170)
Change in other noncurrent liabilities (exclusive of acquisitions)	(6,214)	3,333	1,569
Other	(8)	(9)	13
Total adjustments	43,246	55,821	64,272
Net cash provided by operating activities	108,290	91,903	96,374

Cash Flows from Investing Activities
Additions to property, plant and equipment (exclusive of acquisitions)	(163,887)	(84,364)	(61,432)
Proceeds from the sale of property, plant and equipment	1,891	1,701	6,136
Proceeds from the sale of BYB Brands, Inc.	26,360	0	0
Acquisition of new territories, net of cash acquired	(81,707)	(41,588)	0
Net cash used in investing activities	(217,343)	(124,251)	(55,296)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt, net of discount	349,913	0	0
Borrowing under revolving credit facility	334,000	191,624	60,000
Payment on revolving credit facility	(405,000)	(125,624)	(85,000)
Payment of senior notes	(100,000)	0	0
Repayment of lines of credit	0	(20,000)	0
Cash dividends paid	(9,287)	(9,266)	(9,245)
Excess tax expense/(benefit) from stock-based compensation	0	176	(17)
Payment of acquisition related contingent consideration	(4,039)	(212)	0
Principal payments on capital lease obligations	(6,555)	(5,939)	(5,307)
Debt issuance costs	(3,392)	(853)	0
Other	(184)	(224)	(147)
Net cash provided by (used in) financing activities	155,456	29,682	(39,716)

Net increase (decrease) in cash	46,403	(2,666)	1,362
Cash at beginning of year	9,095	11,761	10,399
Cash at end of year	$55,498	$9,095	$11,761

Significant noncash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$2,225	$1,763	$1,298
Capital lease obligations incurred	3,361	0	714
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	14,006	9,185	7,175

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438

Net income				27,675			27,675	4,427	32,102
Other comprehensive income (loss), net of tax					36,350		36,350		36,350
Cash dividends paid
Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,104)			(2,104)		(2,104)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298
Stock compensation adjustment			(17)				(17)		(17)
Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926

Net income				31,354			31,354	4,728	36,082
Other comprehensive income (loss), net of tax					(31,738)		(31,738)		(31,738)
Cash dividends paid
Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,125)			(2,125)		(2,125)
Issuance of 20,900 shares of Class B Common Stock		21	1,742				1,763		1,763
Stock compensation adjustment			176				176		176
Balance on Dec. 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(61,254)	$183,609	$73,334	$256,943

Net income				59,002			59,002	6,042	65,044
Other comprehensive income (loss), net of tax					7,507		7,507		7,507
Cash dividends paid
Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,146)			(2,146)		(2,146)
Issuance of 20,920 shares of Class B Common Stock		21	2,204				2,225		2,225
Balance on Jan. 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(61,254)	$243,056	$79,376	$322,432

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The fiscal years presented are the 53-week period ended January 3, 2016 (“2015”) and the 52-week periods ended December 28, 2014 (“2014”) and December 29, 2013 (“2013”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant noncontrolling interest. Noncontrolling interest income of $6.0 million in 2015, $4.7 million in 2014 and $4.4 million in 2013 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $79.4 million, $73.3 million and $68.6 million at January 3, 2016, December 28, 2014 and December 29, 2013, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $9.3 million, $7.6 million and $7.5 million in 2015, 2014 and 2013, respectively.

Franchise Rights and Goodwill

Under the provisions of GAAP, all business combinations are accounted for using the acquisition method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. The Company performs its annual impairment test as of the first day of the fourth quarter of each year. For both franchise rights and goodwill, when appropriate, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the franchise rights or goodwill is below its carrying value.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. In the second step, a comparison is made between book value of goodwill to the implied fair value of goodwill. Implied fair value of goodwill is determined by comparing the fair value of the reporting unit to the book value of its net identifiable assets excluding goodwill.  In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination.  Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as an impairment.

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

At each reporting period, the Company evaluates future cash flows associated with its acquired territories and the associated discount rate to determine the fair value of the contingent consideration. These cash flows represent the Company’s best estimate of the amounts which will be paid to The Coca-Cola Company under the CBAs over the remaining life of certain distribution rights intangible assets. The discount rate represents the Company’s weighted average cost of capital at the reporting date the fair value calculation is being performed. Changes in the fair value of the acquisition related contingent consideration is included in “Other income (expense)” on the Consolidated Statement of Operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $71.4 million, $61.7 million and $57.1 million in 2015, 2014 and 2013, respectively.

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

Derivative Financial Instruments

The Company may use derivative financial instruments to manage its exposure to movements in interest rates and certain commodity prices. The use of these financial instruments modifies the Company’s exposure to these risks with the intent of reducing risk over time. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to the derivative financial instruments is managed by requiring high credit standards for its counterparties and periodic settlements. The Company records all derivative instruments in the financial statements at fair value.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $222.9 million, $211.6 million and $201.0 million in 2015, 2014 and 2013, respectively.

The Company recorded delivery fees in net sales of $6.3 million, $6.2 million and $6.3 million in 2015, 2014 and 2013, respectively, and are presented within the Nonalcoholic Beverages segment. These fees are used to offset a portion of the Company’s delivery and handling costs.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2015, the FASB issued new guidance that requires an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The new guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company elected to early-adopt this new accounting guidance in the third quarter of 2015.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes.  The new guidance requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  The new guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  The Company elected to early-adopt this new accounting guidance prospectively beginning with the Consolidated Balance Sheet at January 3, 2016.  Prior periods were not retrospectively adjusted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2015, the FASB issued new guidance which removes the requirement to categorize investments for which fair value is measured using fair value per share in the fair value hierarchy and limits certain required disclosures to those for which fair value is being measured using the net asset value per share practical expedient. The new guidance is effective for annual and interim periods beginning after December 15, 2015.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued new guidance on accounting for leases.  The new guidance requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease).  The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods beginning the following year.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

Noncontrolling interest as of January 3, 2016, December 28, 2014 and December 29, 2013 primarily represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

The Company currently provides financing to Piedmont under an agreement that expires on December 31, 2017. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. There were no amounts outstanding under this agreement at January 3, 2016 and December 28, 2014.

3. Acquisitions and Divestitures

During 2015, the Company completed its acquisitions of distribution territories announced as part of the April 2013 letter of intent signed with The Coca-Cola Company which included distribution territory in parts of Tennessee, Kentucky and Indiana served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company.

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

On September 23, 2015, the Company and CCR entered into an asset purchase agreement for the first phase of this additional distribution territory contemplated by the May 2015 LOI (the “September 2015 APA”) including: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia (the “Next Phase Territories”).  The first closing for the series of Next Phase Territories transactions (the “Next Phase Territories Transactions”) occurred on October 30, 2015 for Norfolk, Fredericksburg and Staunton in Virginia and Elizabeth City in North Carolina.  The second closing for the series of Next Phase Territories Transactions occurred on January 29, 2016 for Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia.  The closings for the remainder of the Next Phase Territories Transactions are expected to occur in the first half of 2016.

At the closings of each of the Expansion Territories (excluding the Lexington-for-Jackson exchange described below), the Company signed a Comprehensive Beverage Agreement (“CBA”) for each of the territories which has a term of ten years and is automatically renewed for successive additional terms of ten years unless we give notice to terminate at least one year prior to the expiration of a ten year term or unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreements. The quarterly sub-bottling payment, which is accounted for as contingent consideration, is based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, related product or certain cross-licensed brands (as defined in the CBAs). The CBA imposes certain obligations on the Company with respect to serving the expansion territories that failure to meet could result in termination of a CBA if the Company fails to take corrective measures within a specified time frame.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Expansion Territories

On May 23, 2014, the Company acquired the Johnson City and Morristown, Tennessee distribution territory and related assets, and on October 24, 2014, the Company acquired the Knoxville, Tennessee distribution territory and related assets (“2014 Expansion Territories”) from CCR.

The fair values of acquired assets and assumed liabilities as of the acquisition dates are summarized as follows:

	Johnson City/
	Morristown	Knoxville
In Thousands	Territory	Territory
Cash	$46	$108
Inventories	1,150	2,100
Prepaid expenses and other current assets	315	1,893
Accounts receivable from The Coca-Cola Company	482	0
Property, plant and equipment	8,495	17,229
Other assets	361	221
Goodwill	571	4,698
Other identifiable intangible assets	13,800	37,400
Total acquired assets	$25,220	$63,649

Current liabilities (acquisition related contingent consideration)	$1,005	$2,426
Other current liabilities	23	2,351
Accounts payable to The Coca-Cola Company	0	105
Other liabilities (including deferred taxes)	473	0
Other liabilities (acquisition related contingent consideration)	11,564	27,834
Total assumed liabilities	$13,065	$32,716

The fair value of the acquired identifiable intangible assets is as follows:

	Johnson City/
	Morristown	Knoxville	Estimated
In Thousands	Territory	Territory	Useful Lives
Distribution agreements	$13,200	$36,400	40 years
Customer lists	600	1,000	12 years
Total	$13,800	$37,400

The goodwill of $0.6 million and $4.7 million for the Johnson City/Morristown and Knoxville transactions, respectively, is primarily attributed to the workforce. Goodwill of $0.1 million and $4.5 million for the Johnson City/Morristown and Knoxville Territories, respectively, is expected to be deductible for tax purposes.  During the third quarter of 2015 (“Q3 2015”), the Company made certain measurement period adjustments as a result of purchase price changes to reflect the revised opening balance sheets for the Johnson City/Morristown and Knoxville, Tennessee territories. The effect on the Company’s consolidated financial statements of these measurement period adjustments was immaterial. These adjustments are included in the opening balance sheets presented above.

2015 Expansion Territories

During 2015, the Company closed on the expansion of the following distribution territories and related assets: Cleveland and Cookeville, Tennessee; Louisville, Kentucky and Evansville, Indiana; Paducah and Pikeville, Kentucky; Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina (the “2015 Expansion Territories”).  The Company also acquired a make-ready center in Annapolis, Maryland in 2015. During the fourth quarter of 2015, the Company made certain measurement period adjustments as a result of purchase price changes to reflect the revised opening balance sheets for the Cleveland and Cookeville Tennessee and Louisville, Kentucky and Evansville, Indiana territories. The details of the transactions are included below.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cleveland and Cookeville, Tennessee Territory Acquisitions

On December 5, 2014, the Company and CCR entered into an asset purchase agreement (the “Initial December 2014 APA”) relating to the territory served by CCR through CCR’s facilities and equipment located in Cleveland and Cookeville, Tennessee (the “January Expansion Territory”). The closing of this transaction occurred on January 30, 2015 for a cash purchase price of $13.2 million, which will remain subject to adjustment until March 13, 2016 in accordance with the terms and conditions of the Initial December 2014 APA.

Louisville, Kentucky and Evansville, Indiana Territory Acquisitions

On December 17, 2014, the Company and CCR entered into an asset purchase agreement (the “Additional December 2014 APA”) related to the territory served by CCR through CCR’s facilities and equipment located in Louisville, Kentucky and Evansville, Indiana (the “February Expansion Territory”). The closing of this transaction occurred on February 27, 2015, for a cash purchase price of $18.0 million, which will remain subject to adjustment until April 11, 2016 in accordance with the terms and conditions of the Additional December 2014 APA.

Paducah and Pikeville, Kentucky Territory Acquisitions

On February 13, 2015, the Company and CCR entered into an asset purchase agreement (the “February 2015 APA”) related to the territory served by CCR through CCR’s facilities and equipment located in Paducah and Pikeville, Kentucky (the “May Expansion Territory”). The closing of this transaction occurred on May 1, 2015, for a cash purchase price of $7.5 million, which will remain subject to adjustment until June 12, 2016 in accordance with the terms and conditions of the February 2015 APA.

Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina Territory Acquisitions

On September 23, 2015, the Company and CCR entered into an asset purchase agreement (the “September 2015 APA”) related to the territory served by CCR through CCR’s facilities and equipment located in Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina (the “October Expansion Territory”). The closing of this transactions occurred on October 30, 2015, for a cash purchase price of $26.1 million, which will remain subject to adjustment until December 8, 2016 in accordance with the terms and conditions of the September 2015 APA.

Annapolis, Maryland Make-Ready Center Acquisition

As a part of the Expansion Transactions, on October 30, 2015 the Company acquired from CCR a “make-ready center” in Annapolis, Maryland for approximately $5.3 million, subject to a final post-closing adjustment.  The Company recorded a bargain purchase gain of approximately $2.0 million on this transaction after applying a deferred tax liability of approximately $1.3 million.  The Company uses the make-ready center to deploy and refurbish vending and other sales equipment for use in the marketplace.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of acquired assets and assumed liabilities of the January, February, May and October Expansion Territories and the Annapolis, Maryland make-ready center are summarized as follows:

In Thousands	January Expansion Territory	February Expansion Territory	May Expansion Territory	October Expansion Territory	Annapolis MRC
Cash	$59	$105	$45	$160	$0
Inventories	1,238	1,268	1,045	2,564	109
Prepaid expenses and other current assets	714	1,108	224	1,110	0
Property, plant and equipment	6,722	16,604	6,584	25,933	8,493
Other assets (including deferred taxes)	336	1,147	510	4,170	0
Goodwill	1,280	1,523	942	6,574	0
Other identifiable intangible assets	12,950	20,350	1,700	49,100	0
Total acquired assets	$23,299	$42,105	$11,050	$89,611	$8,602

Current liabilities (acquisition related contingent consideration)	$843	$1,659	$281	$547	$0
Other current liabilities	125	974	494	4,005	0
Other liabilities	0	823	10	0	1,265
Other liabilities (acquisition related contingent consideration)	9,131	20,625	2,748	58,925	0
Total assumed liabilities	$10,099	$24,081	$3,533	$63,477	$1,265

The fair value of the acquired identifiable intangible assets as of the January, February, May and October Expansion Territories are as follows:

In Thousands	January Expansion Territory	February Expansion Territory	May Expansion Territory	October Expansion Territory	Estimated Useful Lives
Distribution agreements	$12,400	$19,200	$1,500	$47,900	40 years
Customer lists	550	1,150	200	1,200	12 years
Total	$12,950	$20,350	$1,700	$49,100

The goodwill of $1.3 million, $1.5 million, $0.9 million and $6.6 million for the 2015 Expansion Territories, respectively, is primarily attributed to the workforce. Goodwill of $1.0 million, $0.3 million and $0.1 million is expected to be deductible for tax purposes for the January Expansion Territory, February Expansion Territory and May Expansion Territory, respectively.  No goodwill is expected to be deductible for tax purposes for the October Expansion Territory.

The Company has preliminarily allocated the purchase price of the 2014 Expansion Territories and 2015 Expansion Territories to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.

The anticipated range of amounts the Company could pay annually under the acquisition related contingent consideration arrangements for the 2014 Expansion Territories and the 2015 Expansion Territories is between $9 million and $16 million. As of January 3, 2016, the Company has recorded a liability of $136.6 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data. The contingent consideration is reassessed and adjusted to fair value each quarter through other income (expense). During 2015, the Company recorded an unfavorable fair value adjustment to the contingent consideration liability of $3.6 million.

2015 Asset Exchange Agreement

On October 17, 2014, the Company and CCR entered into an agreement (the “Asset Exchange Agreement”) pursuant to which CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky (the “Lexington Expansion Territory”), including the rights to produce such beverages in the Lexington Expansion Territory, in exchange for certain assets of the

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in that territory. The Company and CCR closed the Asset Exchange Transaction on May 1, 2015. The net assets received in the exchange, after deducting the value of certain retained assets and retained liabilities, was approximately $10.5 million, which was paid at closing. The value of the net assets exchanged remain subject to adjustment until June 12, 2016 in accordance with the terms and conditions of the Asset Exchange Agreement.

The fair value of acquired assets and assumed liabilities related to the Lexington Expansion Territory as of the exchange date are summarized as follows:

Lexington
Expansion
In Thousands	Territory
Cash	$56
Inventories	2,712
Prepaid expenses and other current assets	442
Property, plant and equipment	12,682
Other assets	48
Franchise rights	18,200
Goodwill	2,537
Other identifiable intangible assets	1,000
Total acquired assets	$37,677

Current liabilities	$926
Total assumed liabilities	$926

The fair value of the acquired identifiable intangible assets is as follows:

	Lexington
	Expansion	Estimated
In Thousands	Territory	Useful Lives
Franchise rights	$18,200	Indefinite
Distribution agreements	200	40 years
Customer lists	800	12 years
Total	$19,200

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

The financial results of the 2014 and 2015 Expansion Territories have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed $437.0 million in net sales and $6.9 million in operating income during 2015.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro-Forma Financial Information

The following table represents the unaudited pro forma net sales for the Company assuming the 2015 Expansion Territory acquisitions had occurred on December 29, 2014.  The pro forma combined net sales does not necessarily reflect what the combined Company’s net sales would have been had the acquisition occurred on the dates indicated. It also may not be useful in predicting the future financial results of the combined company. The actual results may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

	2015 Net Sales Pro Forma
	Adjustments	Pro Forma
As Reported	(Unaudited)	(Unaudited)
$2,306,458	$170,743	$2,477,201

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly owned subsidiary of the Company to The Coca-Cola Company.  Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all of the issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million, subject to a final post-closing adjustment. As a result of the sale, the Company recognized a gain of $22.7 million in Q3 2015, which was recorded in the Consolidated Statements of Operations in the line item titled “Gain on sale of business.”  BYB contributed $23.9 million, $34.1 million and $34.2 million in net sales in 2015, 2014 and 2013, respectively. BYB contributed $1.8 million in operating income, $0.4 million in operating loss and $0.9 million in operating income in 2015, 2014 and 2013, respectively.

4. Inventories

	Jan. 3,	Dec. 28,
In Thousands	2016	2014
Finished products	$56,252	$42,526
Manufacturing materials	12,277	10,133
Plastic shells, plastic pallets and other inventories	20,935	18,081
Total inventories	$89,464	$70,740

The growth in the inventory balances at January 3, 2016 as compared to December 28, 2014 is primarily due to inventory acquired through the acquisitions of the 2015 Expansion Territories.

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Jan. 3	Dec. 28,	Estimated
In Thousands	2016	2014	Useful Lives
Land	$24,731	$14,762
Buildings	134,496	120,533	8-50 years
Machinery and equipment	165,733	154,897	5-20 years
Transportation equipment	251,712	190,216	4-20 years
Furniture and fixtures	59,500	45,623	3-10 years
Cold drink dispensing equipment	398,867	345,391	5-17 years
Leasehold and land improvements	94,208	75,104	5-20 years
Software for internal use	97,760	91,156	3-10 years
Construction in progress	24,632	6,528
Total property, plant and equipment, at cost	1,251,639	1,044,210
Less: Accumulated depreciation and amortization	725,819	685,978
Property, plant and equipment, net	$525,820	$358,232

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $78.1 million, $60.4 million and $58.3 million in 2015, 2014, and 2013, respectively. These amounts included amortization expense for leased property under capital leases.

In 2013, the Company changed the useful lives of certain cold drink dispensing equipment to reflect the estimated remaining useful lives. The change in useful lives reduced depreciation expense in 2013 by $1.7 million ($0.11 per basic and diluted Common Stock and $0.11 per basic and diluted Class B Common Stock.)

During 2015, 2014, and 2013, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

6. Leased Property Under Capital Leases

	Jan. 3,	Dec. 28,	Estimated
In Thousands	2016	2014	Useful Lives
Leased property under capital leases	$98,001	$94,793	3-20 years
Less: Accumulated amortization	57,856	51,822
Leased property under capital leases, net	$40,145	$42,971

As of January 3, 2016, real estate represented $40.0 million of the leased property under capital leases, net and $23.7 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements. The Company’s outstanding lease obligations for capital leases were $55.8 million and $59.0 million as of January 3, 2016 and December 28, 2014.

7. Franchise Rights and Goodwill

	Jan. 3,	Dec. 28,
In Thousands	2016	2014
Franchise rights	$527,540	$520,672
Goodwill	117,954	106,220
Total franchise rights and goodwill	$645,494	$626,892

A reconciliation of the activity for franchise rights and goodwill for 2014 and 2015 follows:

In Thousands	Franchise rights	Goodwill	Total
Balance on December 29, 2013	$520,672	$102,049	$622,721
2014 Expansion Territories	0	4,171	4,171
Balance on December 28, 2014	$520,672	$106,220	$626,892
2015 Expansion Territories	0	11,418	11,418
2015 Asset Exchange	6,868	316	7,184
Balance on January 3, 2016	$527,540	$117,954	$645,494

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2015, 2014 and 2013 and determined there was no impairment of the carrying value of these assets. There has been no impairment of franchise rights or goodwill.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Identifiable Intangible Assets

	Jan. 3, 2016			Dec. 28, 2014
In Thousands	Cost	Accumulated Amortization	Total, net	Cost	Accumulated Amortization	Total, net	Estimated Useful Lives
Distribution agreements	$133,109	$3,323	$129,786	$54,909	$1,068	$53,841	20-40 years
Customer lists and other identifiable intangible assets	11,338	4,676	6,662	7,438	4,131	3,307	12-20 years
Total other identifiable intangible assets	$144,447	$7,999	$136,448	$62,347	$5,199	$57,148

During 2015, the Company acquired $81.0 million of distribution agreement intangible assets and $3.1 million of customer lists intangible assets related to the 2015 Expansion Territories.  Additionally, during 2015 the Company recorded measurement period adjustments reducing distribution agreement intangible assets $3.0 million and $14.0 million related to the 2014 Expansion Territories and the 2015 Expansion Territories, respectively. During 2015, as a result of the Lexington-for-Jackson exchange, the Company also acquired distribution agreement intangible assets of $0.2 million and customer lists intangible assets of $0.8 million related to the Lexington Expansion Territory.

During 2014, the Company acquired $52.6 million of distribution agreement intangible assets and $1.6 million of customer lists intangible assets related to the 2014 Expansion Territories.

Other identifiable intangible assets are amortized on a straight line basis. Amortization expense related to other identifiable intangible assets was $2.8 million, $0.7 million and $0.3 million for 2015, 2014 and 2013, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of January 3, 2016 will be $4.1 million each year for 2016 through 2020.

9. Other Accrued Liabilities

	Jan. 3,	Dec. 28,
In Thousands	2016	2014
Accrued marketing costs	$24,959	$16,141
Accrued insurance costs	24,353	21,055
Accrued taxes (other than income taxes)	1,721	2,430
Employee benefit plan accruals	13,963	12,517
Checks and transfers yet to be presented for payment from zero balance cash accounts	8,980	2,324
Acquisition related contingent consideration	7,902	3,000
Commodity hedges mark-to-market accrual	3,442	0
All other accrued expenses	18,848	11,308
Total other accrued liabilities	$104,168	$68,775

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt

		Interest	Interest	Jan. 3,	Dec. 28,
In Thousands	Maturity	Rate	Paid	2016	2014
Revolving credit facility	2019	Variable	Varies	$0	$71,000
Senior Notes	2015	5.30%	Semi-annually	0	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	350,000	0
Unamortized discount on Senior Notes	2019			(792)	(998)
Unamortized discount on Senior Notes	2025			(86)	0
				623,879	444,759
Less: Current portion of debt				0	0
Long-term debt				$623,879	$444,759

The principal maturities of debt outstanding on January 3, 2016 were as follows:

In Thousands
2016	$164,757
2017	0
2018	0
2019	109,208
2020	0
Thereafter	349,914
Total debt	$623,879

The Company has obtained the majority of its long-term debt financing, other than capital leases, from the public markets. As of January 3, 2016, the Company’s total outstanding balance of debt and capital lease obligations was $679.7 million of which $623.9 million was financed through publicly offered debt. The Company had capital lease obligations of $55.8 million as of January 3, 2016. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement. On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility, thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility includes two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the agreement. The Company was in compliance with these covenants at January 3, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On January 3, 2016, the Company had no outstanding borrowings on the Revolving Credit Facility and had $450 million available to meet its cash requirements. On December 28, 2014, the Company had $71.0 million of outstanding borrowings on the Revolving Credit Facility and had $279 million available to meet its cash requirements.

In November 2015, the Company issued $350 million of unsecured 3.8% Senior Notes due 2025.  The notes were issued at 99.975% of par, which resulted in a discount on the notes of approximately $0.1 million.  Total debt issuance costs for these notes totaled $3.2 million.  The proceeds plus cash on hand were used to repay outstanding borrowings under the Revolving Credit Facility. The Company refinanced its $100 million of senior notes, which matured in April 2015, with borrowings under the Company’s Revolving Credit Facility.  The Company has $164.8 million of senior notes maturing in June 2016.  The Company expects to use borrowings under the Revolving Credit Facility to repay the note when due and, accordingly, has classified the $164.8 million of senior notes due in June 2016 as long-term.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 3, 2016 and December 28, 2014, the Company had a weighted average interest rate of 5.5% and 5.8%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.7% and 5.7% and for 2015 and 2014, respectively. As of January 3, 2016, none of the Company’s debt and none of its capital lease obligations were subject to changes in short-term interest rates.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as the indebtedness by the Company’s subsidiaries in excess of certain amounts.

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

The following summarizes 2015, 2014 and 2013 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Fiscal Year
In Thousands	Classification of Gain (Loss)	2015	2014	2013
Commodity hedges	Cost of sales	$(2,354)	$0	$(500)
Commodity hedges	Selling, delivery and administrative expenses	(1,085)	0	0
Total		$(3,439)	$0	$(500)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company.

		Jan. 3,	Dec. 28,
In Thousands	Balance Sheet Classification	2016	2014
Assets
Commodity hedges at fair market value	Other assets	$3	$0
Total assets		$3	$0

Liabilities
Commodity hedges at fair market value	Other accrued liabilities	$3,442	$0
Total liabilities		$3,442	$0

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in other assets in the consolidated balance sheet at January 3, 2016 and the net amounts of derivative liabilities are recognized in other accrued liabilities in the consolidated balance sheet at January 3, 2016.  The Company had gross derivative assets of $0.2 million and gross derivative liabilities of $3.6 million as of January 3, 2016. The Company did not have any outstanding derivative transactions at December 28, 2014.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s outstanding commodity derivative agreements as of January 3, 2016 had a notional amount of $64.9 million and a latest maturity date of December 2017.

12. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments.

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
Derivative Financial Instruments

The fair values for the Company's commodity hedging agreements are based on current values at each balance sheet date.  The fair values of the commodity hedging agreements at each balance sheet date represent the estimated amounts the Company would have received or paid upon termination of these agreements.  Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements.  The Company considers nonperformance risk in determining the fair value of derivative financial instruments.

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, commodity hedging agreements and acquisition related contingent consideration were as follows.

	Jan. 3, 2016		Dec. 28, 2014
	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value
Public debt securities	$(623,879)	$(645,400)	$(373,759)	$(404,400)
Non-public variable rate debt	0	0	(71,000)	(71,000)
Deferred compensation plan assets	20,755	20,755	18,580	18,580
Deferred compensation plan liabilities	(20,755)	(20,755)	(18,580)	(18,580)
Commodity hedging agreements - assets	3	3	0	0
Commodity hedging agreements - liabilities	(3,442)	(3,442)	0	0
Acquisition related contingent consideration	(136,570)	(136,750)	(46,850)	(46,850)

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, commodity hedging agreements and acquisition related contingent consideration.

	Jan. 3, 2016			Dec. 28, 2014
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$20,755			$18,580
Commodity hedging agreements		$3			$0
Liabilities
Deferred compensation plan liabilities	20,755			18,580
Commodity hedging agreements		3,442			0
Acquisition related contingent consideration			$136,570			$46,850

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

Under the CBAs the Company entered into in 2015 and 2014, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the acquired territories.  This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data, which are considered Level 3 inputs.  Each reporting period, the Company adjusts its contingent consideration liability related to the territory expansion to fair value by discounting future expected sub-bottling payments required under the CBAs using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each expansion territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBAs, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows.

In Thousands	2015	2014
Opening balance	$46,850	$0
Increase due to acquisitions	109,784	46,200
Decrease due to measurement period adjustments	(18,396)	0
Payment/accruals	(5,244)	(427)
Fair value adjustment - (income) expense	3,576	1,077
Ending balance	$136,570	$46,850

The unfavorable fair value adjustment of the acquisition related contingent consideration for both 2015 and 2014, which was primarily due to a change in the risk-free interest rate used to estimate the Company’s WACC, is recorded in other income (expense) on the Company’s consolidated statements of operations.

There were no transfers of assets or liabilities between Levels in any period presented.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Other Liabilities

	Jan. 3,	Dec. 28,
In Thousands	2016	2014
Accruals for executive benefit plans	$122,077	$117,965
Acquisition related contingent consideration	128,668	43,850
Other	16,345	15,435
Total other liabilities	$267,090	$177,250

The accruals for executive benefit plans relate to certain benefit programs for eligible executives of the Company. These benefit programs are primarily the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a Long-Term Performance Plan (“Performance Plan”).

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary (excluding bonuses) deferred by the participant. During 2015, 2014 and 2013, the Company matched up to 50% of the first 6% of salary (excluding bonus) deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The long-term liability under this plan was $70.5 million and $68.7 million as of January 3, 2016 and December 28, 2014, respectively. The current liability under this plan was $6.4 million and $5.5 million as of January 3, 2016 and December 28, 2014, respectively.

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $45.1 million and $43.9 million as of January 3, 2016 and December 28, 2014, respectively. The current liability under this plan was $2.4 million and $1.7 million as of January 3, 2016 and December 28, 2014, respectively.

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The long-term liability under this plan was $5.6 million and $4.5 million as of January 3, 2016 and December 28, 2014, respectively. The current liability under this plan was $5.0 million and $3.9 million as of January 3, 2016 and December 28, 2014, respectively.

14. Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $8.9 million, $7.6 million and $7.1 million during 2015, 2014 and 2013, respectively. See Note 6 and Note 19 to the consolidated financial statements for additional information regarding leased property under capital leases.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of January 3, 2016.

In Thousands	Capital Leases	Operating Leases	Total
2016	$11,176	$8,008	$19,184
2017	10,569	7,337	17,906
2018	10,421	6,357	16,778
2019	10,149	5,577	15,726
2020	10,329	5,471	15,800
Thereafter	18,013	28,761	46,774
Total minimum lease payments	70,657	$61,511	$132,168
Less: Amounts representing interest	14,873
Present value of minimum lease payments	55,784
Less: Current portion of obligations under capital leases	7,063
Long-term portion of obligations under capital leases	$48,721

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

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $30.6 million and $30.9 million as of January 3, 2016 and December 28, 2014, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which was immaterial. The guarantees relate to debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fail to fulfill their commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on January 3, 2016 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.6 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of January 3, 2016, SAC had total assets of approximately $45 million and total debt of approximately $19 million.  SAC had total revenues for 2015 of approximately $195 million. As of January 3, 2016, Southeastern had total assets of approximately $296 million and total debt of approximately $137 million. Southeastern had total revenue for 2015 of approximately $599 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 3, 2016, these letters of credit totaled $26.9 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of January 3, 2016 amounted to $47.4 million and expire at various dates through 2026.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these claims and legal proceedings.

The Company is subject to audits by tax authorities in jurisdictions where it conducts business. These audits may result in assessments that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any assessments that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

15. Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2015, 2014 and 2013.

	Fiscal Year
In Thousands	2015	2014	2013
Current:
Federal	$20,107	$13,153	$18,938
State	3,563	2,163	3,221
Total current provision	$23,670	$15,316	$22,159
Deferred:
Federal	$10,638	$3,638	$(7,701)
State	(230)	582	(2,316)
Total deferred provision (benefit)	$10,408	$4,220	$(10,017)
Income tax expense	$34,078	$19,536	$12,142

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes, for 2015, 2014 and 2013 was 34.4%, 35.1% and 27.40%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, for 2015, 2014 and 2013 was 36.6%, 38.4% and 30.5%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In Thousands	2015	2014	2013
Statutory expense	$34,692	$19,474	$15,485
State income taxes, net of federal benefit	3,496	2,133	1,811
Noncontrolling interest – Piedmont	(2,261)	(1,835)	(1,674)
Adjustment for uncertain tax positions	51	30	(167)
Adjustment for state tax legislation	(1,145)	0	(2,261)
Valuation allowance change	(1,332)	1,203	321
Bargain purchase gain	(704)	0	0
Capital loss carryover	0	(854)	0
Manufacturing deduction benefit	(1,330)	(1,470)	(1,995)
Meals and entertainment	1,666	1,204	1,127
Other, net	945	(349)	(505)
Income tax expense	$34,078	$19,536	$12,142

As of January 3, 2016 and December 28, 2014, the Company had $2.9 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized.  While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the total amounts of uncertain tax positions (excluding accrued interest) is as follows:

	Fiscal Year
In Thousands	2015	2014	2013
Gross uncertain tax positions at the beginning of the year	$2,620	$2,630	$4,950
Increase as a result of tax positions taken during a prior period	0	0	55
Decrease as a result of tax positions taken during a prior period	0	0	(33)
Increase as a result of tax positions taken in the current period	547	498	578
Reduction as a result of the expiration of the applicable statute of limitations	(534)	(508)	(2,920)
Gross uncertain tax positions at the end of the year	$2,633	$2,620	$2,630

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2015, 2014 and 2013, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at January 3, 2016 and December 28, 2014 were not material.

The Company reduced its liability for uncertain tax positions by $0.6 million in the third quarter of both 2015 and 2014 and $3.4 million in the third quarter of 2013. The net effect of the adjustments was a decrease to income tax expense of $0.6 million for both 2015 and 2014 and $0.9 million for 2013. The reduction of the liability for uncertain tax positions during these years was primarily due to the expiration of the applicable statute of limitations.

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

During 2013, state tax legislation was enacted that reduced the corporate tax rate in that state from 6.9% to 6.0% effective January 1, 2014. A further reduction to the corporate tax rate from 6.0% to 5.0% became effective January 1, 2015. This reduction in the corporate tax rate decreased the Company’s income tax expense by approximately $2.3 million in 2013.

During 2015, a target was met that caused a reduction to the corporate tax rate in that state from 5% to 4% effective January 1, 2016 based on the same legislation enacted in 2013 described above.  This reduction in the state corporate tax rate decreased the Company’s income tax expense by approximately $1.1 million in 2015 due to the impact on the Company’s net deferred tax liabilities and valuation allowance.

The gain on the exchange of franchise territory and the sale of BYB did not have a significant impact on the effective income tax rate for 2015.

Prior tax years beginning in 2012 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions to which the Company is subject due to loss carryforwards.

As of January 3, 2016, the Company had $2.5 million and $54.9 million of federal net operating losses and state net operating losses, respectively, available to reduce future income taxes. The federal net operating losses would expire in varying amounts through 2032. The state net operating losses would expire in varying amounts through 2034.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued new accounting guidance which simplified the presentation of deferred income taxes. This guidance requires that deferred tax assets and deferred tax liabilities be classified and presented as noncurrent on the balance sheet. The Company elected to early adopt this new accounting guidance effective January 3, 2016 on a prospective basis.  Adoption of this accounting guidance resulted in a reclassification of the Company’s net current deferred tax asset to the net noncurrent deferred tax liability on the Company’s consolidated financial statements as of January 3, 2016.  No prior periods were retrospectively adjusted.

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Jan. 3,	Dec. 28,
In Thousands	2016	2014
Intangible assets	$169,338	$139,744
Depreciation	95,262	77,311
Investment in Piedmont	43,109	42,271
Inventory	9,928	10,777
Prepaid expenses	4,615	4,237
Patronage dividend	4,046	4,361
Debt exchange premium	204	634
Other	434	161
Deferred income tax liabilities	326,936	279,496
Deferred compensation	(44,402)	(42,990)
Postretirement benefits	(27,086)	(26,783)
Pension (nonunion)	(18,257)	(25,951)
Sub-bottling liability	(52,306)	(18,084)
Accrued liabilities	(21,853)	(16,049)
Capital lease agreements	(6,105)	(6,265)
Net operating loss carryforwards	(3,121)	(4,075)
Transactional costs	(5,879)	(3,584)
Pension (union)	(3,290)	(3,472)
Other	0	(54)
Deferred income tax assets	(182,299)	(147,307)
Valuation allowance for deferred tax assets	2,307	3,640
Net current deferred income tax asset	0	(4,171)
Net noncurrent deferred income tax liability	$146,944	$140,000

Note: Net current income tax asset from the table for December 28, 2014 is included in prepaid expenses and other current assets on the consolidated balance sheets.

Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations.

The valuation allowance of $2.3 million, as of January 3, 2016, and $3.6 million, of which $0.2 million was included with the net current income tax asset, as of December 28, 2014, was established primarily for certain loss carryforwards which expire in varying amounts through 2034.  The reduction in the valuation allowance as of January 3, 2016, was due to the Company’s assessment of its ability to use certain loss carryforwards primarily related to the sale of BYB.

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of accumulated other comprehensive loss is as follows:

		Gains (Losses)		Reclassification
		During the Period		to Income
	Dec. 28,	Pre-tax	Tax	Pre-tax	Tax	Jan. 3,
In Thousands	2014	Activity	Effect	Activity	Effect	2016
Net pension activity:
Actuarial loss	$(74,867)	$7,513	$(2,877)	$3,230	$(1,242)	$(68,243)
Prior service costs	(99)	0	0	35	(14)	$(78)
Net postretirement benefits activity:
Actuarial loss	(22,759)	1,599	(613)	3,164	(1,216)	$(19,825)
Prior service costs	7,812	0	0	(3,360)	1,292	$5,744
Foreign currency translation adjustment	(1)	(8)	4	0	0	$(5)
Total	$(89,914)	$9,104	$(3,486)	$3,069	$(1,180)	$(82,407)

		Gains (Losses)		Reclassification
		During the Period		to Income
	Dec. 29,	Pre-tax	Tax	Pre-tax	Tax	Dec. 28,
In Thousands	2013	Activity	Effect	Activity	Effect	2014
Net pension activity:
Actuarial loss	$(43,028)	$(53,597)	$20,688	$1,743	$(673)	$(74,867)
Prior service costs	(121)	0	0	36	(14)	$(99)
Net postretirement benefits activity:
Actuarial loss	(18,441)	(9,324)	3,598	2,293	(885)	$(22,759)
Prior service costs	3,410	8,682	(3,351)	(1,513)	584	$7,812
Foreign currency translation adjustment	4	(9)	4	0	0	$(1)
Total	$(58,176)	$(54,248)	$20,939	$2,559	$(988)	$(89,914)

		Gains (Losses)		Reclassification
		During the Period		to Income
	Dec. 30,	Pre-tax	Tax	Pre-tax		Tax	Dec. 29,
In Thousands	2012	Activity	Effect	Activity		Effect	2013
Net pension activity:
Actuarial loss	$(76,407)	$39,337	$(15,183)	$15,041	(1)	$(5,816)	$(43,028)
Prior service costs	(33)	(171)	66	28		(11)	(121)
Net postretirement benefits activity:
Actuarial loss	(22,425)	3,560	(1,374)	2,943		(1,145)	(18,441)
Prior service costs	4,334	0	0	(1,513)		589	3,410
Foreign currency translation adjustment	5	(1)	0	0		0	4
Total	$(94,526)	$42,725	$(16,491)	$16,499		$(6,383)	$(58,176)

(1)Includes the $12.0 million noncash charge for voluntary lump-sum pension settlement.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the impact on the income statement line items is as follows:

	Net Pension	Net Postretirement
In Thousands	Activity	Benefits Activity	Total
2015
Cost of sales	$359	$(27)	$332
S,D&A expenses	2,906	(169)	2,737
Subtotal pre-tax	3,265	(196)	3,069
Income tax expense	1,256	(76)	1,180
Total after tax effect	$2,009	$(120)	$1,889

2014
Cost of sales	$356	$101	$457
S,D&A expenses	1,423	679	2,102
Subtotal pre-tax	1,779	780	2,559
Income tax expense	687	301	988
Total after tax effect	$1,092	$479	$1,571

2013
Cost of sales	$1,356	$172	$1,528
S,D&A expenses	13,713	1,258	14,971
Subtotal pre-tax	15,069	1,430	16,499
Income tax expense	5,827	556	6,383
Total after tax effect	$9,242	$874	$10,116

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2015, 2014 and 2013, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock. Total cash dividends paid in 2015, 2014 and 2013 were $9.3 million, $9.3 million, and $9.2 million, respectively.

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

Compensation expense for the Performance Unit Award Agreement recognized in 2015 was $7.3 million which was based upon a share price of $182.51 on December 31, 2015 (the last trading date prior to January 3, 2016). Compensation expense for the Performance Unit Award Agreement recognized in 2014 was $3.5 million which was based upon a share price of $88.55 on December 26, 2014. Compensation expense for the Performance Unit Award Agreement recognized in 2013 was $2.9 million, which was based upon a share price of $72.98 on December 27, 2013.

On March 8, 2016, March 3, 2015 and March 4, 2014, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2015, 2014 and 2013, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,080, 19,080 and 19,100 of such shares were settled in cash in 2016, 2015 and 2014, respectively, to satisfy tax withholding obligations in connection with the vesting of the performance units. The increase in the number of shares outstanding in 2015, 2014 and 2013 was due to the issuance of 20,920, 20,900 and 20,120 shares of Class B Common Stock related to the Performance Unit Award Agreement in each year, respectively.

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

During 2014, the Company updated its mortality assumptions used in the calculation of its pension liability. The Society of Actuaries released new mortality tables in 2014, which reflect the increase in longevity in the United States.  During 2015, the Company further updated its mortality assumptions based on an updated mortality projection scale released by the Society of Actuaries in 2015, which reflects lower increases in longevity than previously assumed.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In Thousands	2015	2014
Projected benefit obligation at beginning of year	$279,669	$226,265
Service cost	116	109
Interest cost	11,875	11,603
Actuarial (gain)/loss	(21,883)	49,500
Benefits paid	(8,308)	(7,808)
Projected benefit obligation at end of year	$261,469	$279,669

The Company recognized an actuarial gain of $10.8 million in 2015 primarily due to a change in the discount rate from 4.32% in 2014 to 4.72% in 2015. The actuarial gain, net of tax, was recorded in other comprehensive loss. The Company recognized an actuarial loss of $51.9 million in 2014 primarily due to a change in the discount rate from 5.21% in 2013 to 4.32% in 2014. The actuarial loss, net of tax, was also recorded in other comprehensive loss.

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at January 3, 2016 and December 28, 2014. The accumulated benefit obligation was $261.5 million and $279.7 million at January 3, 2016 and December 28, 2014, respectively.

Change in Plan Assets

	Fiscal Year
In Thousands	2015	2014
Fair value of plan assets at beginning of year	$212,692	$200,824
Actual return on plan assets	(829)	9,676
Employer contributions	10,500	10,000
Benefits paid	(8,308)	(7,808)
Fair value of plan assets at end of year	$214,055	$212,692

Funded Status

	Jan. 3,	Dec. 28,
In Thousands	2016	2014
Projected benefit obligation	$(261,469)	$(279,669)
Plan assets at fair value	214,055	212,692
Net funded status	$(47,414)	$(66,977)

Amounts Recognized in the Consolidated Balance Sheets

	Jan. 3,	Dec. 28,
In Thousands	2016	2014
Current liabilities	$0	$0
Noncurrent liabilities	(47,414)	(66,977)
Net amount recognized	$(47,414)	$(66,977)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Pension Cost (Benefit)

	Fiscal Year
In Thousands	2015	2014	2013
Service cost	$116	$109	$121
Interest cost	11,875	11,603	12,014
Expected return on plan assets	(13,541)	(13,775)	(13,797)
Loss on voluntary pension settlement	0	0	12,014
Amortization of prior service cost	35	36	28
Recognized net actuarial loss	3,230	1,743	3,027
Net periodic pension cost (benefit)	$1,715	$(284)	$13,407

Significant Assumptions Used	2015	2014	2013
Projected benefit obligation at the measurement date:
Discount rate	4.72%	4.32%	5.21%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	4.32%	5.21%	4.47%
Weighted average expected long-term rate of return on plan assets	6.50%	7.00%	7.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

Cash Flows

In Thousands
Anticipated future pension benefit payments for the fiscal years:
2016	$9,337
2017	9,882
2018	10,543
2019	11,142
2020	11,802
2021 – 2025	68,708

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $10 million to $12 million in 2016.

Plan Assets

The Company’s pension plans target asset allocation for 2016, actual asset allocation at January 3, 2016 and December 28, 2014 and the expected weighted average long-term rate of return by asset category were as follows:

	Target	Percentage of Plan		Weighted Average
	Allocation	Assets at Fiscal Year-End		Expected Long-Term
	2016	2015	2014	Rate of Return - 2015
U.S. large capitalization equity securities	40%	40%	41%	3.3%
U.S. small/mid-capitalization equity securities	5%	5%	5%	0.4%
International equity securities	15%	15%	14%	1.4%
Debt securities	40%	40%	40%	1.4%
Total	100%	100%	100%	6.5%

All of the assets in the Company’s pension plans include investments in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% - 45% in large capitalization equity securities, 0% - 20% in U.S. small and mid-

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalization equity securities, 0% - 10% in international equity securities and 10% - 50% in debt securities. The Company currently has 60% of its plan investments in equity securities and 40% in debt securities.

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the United States. Debt securities at January 3, 2016 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 6.5% and 7% was used in determining net periodic pension cost in 2015 and 2014, respectively.  This rate reflects an estimate of long-term future returns for the pension plan assets net of expenses. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at January 3, 2016:

	Quoted Prices in
	Active Market for	Significant Other
	Identical Assets	Observable Input
In Thousands	(Level 1)	(Level 2)	Total
Equity securities
Common/collective trust funds (1)	$0	$128,220	$128,220
Other	677	0	677
Fixed income
Common/collective trust funds (1)	0	85,158	85,158
Total	$677	$213,378	$214,055

(1)

The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at December 28, 2014:

	Quoted Prices in
	Active Market for	Significant Other
	Identical Assets	Observable Input
In Thousands	(Level 1)	(Level 2)	Total
Equity securities
Common/collective trust funds (1)	$0	$127,311	$127,311
Other	619	23	642
Fixed income
Common/collective trust funds (1)	0	84,739	84,739
Total	$619	$212,073	$212,692

(1)

The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements.

In 2012, the Company changed the Company’s matching contribution from fixed to discretionary maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for future years. The 5% matching contribution was accrued during 2013. Based on the Company’s financial results, the Company decided to make matching contributions of 5% of participants’ contributions for 2013. The Company made these contribution payments for 2013 in the first quarter of 2014. During 2015 and 2014, the Company matched the first 3.5% of participants’ contributions, or $8.3 million and $6.7 million, respectively, while maintaining the option to increase the matching contributions an additional 1.5%, for a total of 5%, for the Company’s employees based on the financial results for 2015 and 2014. Based on the Company’s financial results, the Company decided to make the additional matching contribution of 1.5%. The Company made these contribution payments in the first quarter of 2016 and 2015, respectively. The total expense for this benefit was $10.7 million, $8.8 million and $8.3 million in 2015, 2014 and 2013, respectively.

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

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In Thousands	2015	2014
Benefit obligation at beginning of year	$70,121	$67,840
Service cost	1,118	1,445
Interest cost	2,878	3,255
Plan amendments	0	(8,681)
Plan participants’ contributions	594	586
Actuarial (gain)/loss	(1,600)	9,323
Benefits paid	(2,886)	(3,685)
Medicare Part D subsidy reimbursement	136	38
Benefit obligation at end of year	$70,361	$70,121

	Fiscal Year
In Thousands	2015	2014
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	2,156	3,061
Plan participants’ contributions	594	586
Benefits paid	(2,886)	(3,685)
Medicare Part D subsidy reimbursement	136	38
Fair value of plan assets at end of year	$0	$0

	Jan. 3,	Dec. 28,
In Thousands	2016	2014
Current liabilities	$(3,401)	$(2,998)
Noncurrent liabilities	(66,960)	(67,123)
Accrued liability at end of year	$(70,361)	$(70,121)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In Thousands	2015	2014	2013
Service cost	$1,118	$1,445	$1,626
Interest cost	2,878	3,255	2,877
Recognized net actuarial loss	3,164	2,293	2,943
Amortization of prior service cost	(3,360)	(1,513)	(1,513)
Net periodic postretirement benefit cost	$3,800	$5,480	$5,933

Significant Assumptions Used	2015	2014	2013
Benefit obligation at the measurement date:
Discount rate	4.53%	4.13%	4.96%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	4.13%	4.96%	4.11%

The weighted average health care cost trend rate used in measuring the postretirement benefit expense in 2015 for pre-Medicare was 7.5% graded down to an ultimate rate of 5.0% in 2021, and for post-Medicare was 7.0% graded down to an ultimate rate of 5.0% in 2021. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2014 for pre-Medicare was 8.0% graded down to an ultimate rate of 5.0% by 2021 and for post-Medicare was 7.5% graded down to an ultimate rate of 5.0% in 2021. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2013 as 8.0% graded down to an ultimate rate of 5.0% by 2019.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at January 3, 2016	$7,894	$(7,343)
Service cost and interest cost in 2015	451	(433)

Cash Flows

In Thousands
Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2016	$3,401
2017	3,605
2018	3,898
2019	4,146
2020	4,286
2021 – 2025	23,726

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 28, 2014, the activity during 2015, and the balances at January 3, 2016 are as follows:

In Thousands	Dec. 28, 2014	Actuarial Gain (Loss)	Reclassification Adjustments	Jan. 3, 2016
Pension Plans:
Actuarial (loss)	$(123,641)	$7,513	$3,230	$(112,898)
Prior service (cost) credit	(163)	0	35	(128)
Postretirement Medical:
Actuarial (loss)	(38,299)	1,599	3,164	(33,536)
Prior service (cost) credit	12,843	0	(3,360)	9,483
	$(149,260)	$9,112	$3,069	$(137,079)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic cost during 2016 are as follows:

In Thousands	Pension Plans	Postretirement Medical	Total
Actuarial loss	$2,962	$2,350	$5,312
Prior service cost (credit)	28	(3,360)	(3,332)
	$2,990	$(1,010)	$1,980

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

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated such agreement in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, to participate in the Rehabilitation Plan. The Company increased the contribution rates to the Plan effective January 2015 with additional increases occurring annually to support the Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary to be approximately $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

The Company’s participation in the plan is outlined in the table below. The most recent Pension Protection Act (“PPA”) zone status available in 2015 and 2014 is for the plan’s years ending at December 31, 2014 and 2013, respectively. The plan is in the red zone which represents below 80% funded and does require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contribution (In Thousands)			Surcharge
Pension Fund	2015	2014	Implemented	2015	2014	2013	Imposed
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund (EIN/Pension Plan No.55-6021850)	Red	Red	Yes	$692	$655	$640	Yes

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the plan year ended December 31, 2014, 2013 and 2012, respectively, the Company was not listed in Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, Forms 5500 were not available for the plan year ending December 31, 2015.

The collective bargaining agreements covering the Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund will expire on April 29, 2017 and July 26, 2018.

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of January 3, 2016, the Company had a liability of $8.5 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

The Company also made contributions of $0.5 million, $0.5 million and $0.4 million to multi-employer defined contribution plans in 2015, 2014 and 2013, respectively.

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of January 3, 2016, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing approximately 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. As long as The Coca-Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their share of the Company’s Class B Common Stock which they control in favor of such designee. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In Millions	2015	2014	2013
Payments by the Company for concentrate, syrup, sweetener and other purchases	$482.7	$424.0	$410.6
Marketing funding support payments to the Company	56.3	46.5	43.5
Payments by the Company net of marketing funding support	$426.4	$377.5	$367.1

Payments by the Company for customer marketing programs	$70.8	$61.1	$56.4
Payments by the Company for cold drink equipment parts	16.3	7.7	9.3
Fountain delivery and equipment repair fees paid to the Company	17.4	13.5	12.7
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	2.4	5.9	5.4
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	4.7	3.9	4.0

The Company has a production arrangement with CCR to buy and sell finished products at cost. Sales to CCR under this arrangement were $30.5 million, $53.5 million and $60.2 million in 2015, 2014 and 2013, respectively.  Purchases from CCR under this arrangement were $230.0 million, $68.8 million and $46.7 million in 2015, 2014 and 2013, respectively. Prior to the sale of BYB to The Coca-Cola Company, CCR distributed one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $14.8 million, $22.0 million and $23.8 million in 2015, 2014 and 2013, respectively. During the third quarter of 2015, the Company sold BYB, the subsidiary that owned and distributed the Company’s brand (Tum-E Yummies), to The Coca-Cola Company and recorded a gain of $22.7 million on the sale.  The Company continues to distribute Tum-E Yummies following the sale.  In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottlers’ locations. Total sales to CCR for transporting CCR’s product were $16.5 million, $2.9 million, and $0.9 million in 2015, 2014, and 2013, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and CCR have entered into, and closed the following asset purchase agreements relating to certain territories previously served by CCR’s facilities and equipment located in these territories:

	Asset Agreement	Acquisition Closing
Territory	Date	Date
Johnson City and Morristown, Tennessee	May 7, 2014	May 23, 2014
Knoxville, Tennessee	August 28, 2014	October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014	February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015	May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	September 23, 2015	October 30, 2015

As part of the asset purchase agreements, the Company signed CBAs which have terms of ten years and are automatically renewed for successive additional terms of ten years each unless the Company gives notice to terminate at least one year prior to the expiration of a ten year term or unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca-Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. As of January 3, 2016, the Company had recorded a liability of $136.6 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. Payments to CCR under the CBAs were $4.0 million and $0.2 million during 2015 and 2014, respectively.

On October 17, 2014, the Company entered into an asset exchange agreement with CCR, pursuant to which the Company exchanged its facilities and equipment located in Jackson, Tennessee for territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky. This transaction closed on May 1, 2015.

As part of the Expansion Transactions, on October 30, 2015 the Company acquired from CCR a “make-ready center” in Annapolis, Maryland for approximately $5.3 million, subject to a final post-closing adjustment. The Company recorded a bargain purchase gain of $2.0 million on this transaction after applying a deferred tax liability of approximately $1.3 million. The Company uses the make-ready center to deploy and refurbish vending and other sales equipment for use in the marketplace.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.7 million, $0.5 million and $0.5 million in 2015, 2014 and 2013, respectively. Amounts due from CCBSS for rebates on raw material purchases were $5.9 million and $4.5 million as of January 3, 2016 and December 28, 2014, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $145 million, $132 million and $137 million in 2015, 2014 and 2013, respectively. In addition, the Company transports product for SAC to the Company’s and other Coca-Cola bottlers’ locations. Total sales to SAC for transporting SAC’s product were $8.3 million, $7.7 million, and $7.6 million in 2015, 2014, and 2013, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.9 million, $1.8 million and $1.6 million in 2015, 2014 and 2013, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $19.1 million as of January 3, 2016. The Company’s equity investment in SAC was $4.1 million as of both January 3, 2016 and December 28, 2014.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $73.0 million, $78.4 million and $79.1 million in 2015, 2014 and 2013, respectively. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $11.5 million as of January 3, 2016. The Company’s equity investment in Southeastern was $18.3 million and $18.4 million as of January 3, 2016 and December 28, 2014, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of January 3, 2016 nor was there any impairment in 2015, 2014 and 2013.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina.  HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. The principal balance outstanding under this capital lease as of January 3, 2016 was $17.5 million.  Rental payments related to this lease were $3.8 million, $3.7 million and $3.6 million in 2015, 2014 and 2013, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s majority shareholder is J. Frank Harrison, III, and Morgan H. Everett, his daughter and a member of the Company’s Board of Directors, is a minority shareholder. The principal balance outstanding under this capital lease as of January 3, 2016 was $18.1 million. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In Millions	2015	2014	2013
Minimum rentals	$3.5	$3.5	$3.5
Contingent rentals	0.7	0.6	0.6
Total rental payments	$4.2	$4.1	$4.1

The contingent rentals in 2015, 2014 and 2013 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index were recorded as adjustments to interest expense.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
In Thousands (Except Per Share Data)	2015	2014	2013
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$59,002	$31,354	$27,675
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,146	2,125	2,104
Total undistributed earnings	$49,715	$22,088	$18,430

Common Stock undistributed earnings – basic	$38,223	$17,021	$14,234
Class B Common Stock undistributed earnings – basic	11,492	5,067	4,196
Total undistributed earnings	$49,715	$22,088	$18,430

Common Stock undistributed earnings – diluted	$38,059	$16,948	$14,173
Class B Common Stock undistributed earnings – diluted	11,656	5,140	4,257
Total undistributed earnings – diluted	$49,715	$22,088	$18,430

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings – basic	38,223	17,021	14,234
Numerator for basic net income per Common Stock share	$45,364	$24,162	$21,375

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,146	$2,125	$2,104
Class B Common Stock undistributed earnings – basic	11,492	5,067	4,196
Numerator for basic net income per Class B Common Stock share	$13,638	$7,192	$6,300

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,146	2,125	2,104
Common Stock undistributed earnings – diluted	49,715	22,088	18,430
Numerator for diluted net income per Common Stock share	$59,002	$31,354	$27,675

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In Thousands (Except Per Share Data)	2015	2014	2013
Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,146	$2,125	$2,104
Class B Common Stock undistributed earnings – diluted	11,656	5,140	4,257
Numerator for diluted net income per Class B Common Stock share	$13,802	$7,265	$6,361

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,147	2,126	2,105
Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,328	9,307	9,286
Class B Common Stock weighted average shares outstanding – diluted	2,187	2,166	2,145
Basic net income per share:
Common Stock	$6.35	$3.38	$2.99
Class B Common Stock	$6.35	$3.38	$2.99
Diluted net income per share:
Common Stock	$6.33	$3.37	$2.98
Class B Common Stock	$6.31	$3.35	$2.97

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

21. Risks and Uncertainties

Approximately 87% of the Company’s 2015 bottle/can volume to retail customers consists of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 13% of the Company’s 2015 bottle/can volume to retail customers consists of products of other beverage companies or those owned by the Company. The Company has beverage agreements with The Coca-Cola Company and other beverage companies under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2015, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 22% and 7%, respectively, of the Company’s total bottle/can volume to retail customers during 2015; accounted for approximately 22% and 9%, respectively, of the Company’s total bottle/can volume to retail customers during 2014; and accounted for approximately 21% and 8%, respectively, of the Company’s total bottle/can volume to retail customers during 2013. Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s total net sales during each year 2015, 2014 and 2013. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s contingent consideration liability resulting from the acquisition of the 2015 and 2014 Expansion Territories is subject to risk due to changes in the Company’s probability weighted discounted cash flow model that is based on internal forecasts and changes in the Company’s WAAC, which is derived from market data.

Approximately 5% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining agreement covering approximately 25 of the Company’s employees expired during 2015 and the Company entered into new agreements in 2015. Three collective bargaining agreements covering approximately 65 of the Company’s employees will expire during 2016.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In Thousands	2015	2014	2013
Accounts receivable, trade, net	$(62,542)	$(20,116)	$(2,086)
Accounts receivable from The Coca-Cola Company	(5,258)	(4,892)	(2,328)
Accounts receivable, other	(9,543)	605	(2,260)
Inventories	(13,849)	(5,287)	3,937
Prepaid expenses and other current assets	(6,264)	(15,155)	6,148
Accounts payable, trade	21,728	13,051	(814)
Accounts payable to The Coca-Cola Company	26,769	25,116	(1,961)
Other accrued liabilities	24,784	(14,399)	2,509
Accrued compensation	6,087	5,145	(2,296)
Accrued interest payable	(174)	(399)	(6)
Change in current assets less current liabilities	$(18,262)	$(16,331)	$843

Noncash activity

Additions to property, plant and equipment of $14.0 million, $9.2 million and $7.2 million have been accrued but not paid and are recorded in accounts payable, trade as of January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In Thousands	2015	2014	2013
Interest	$27,391	$28,021	$28,209
Income taxes	31,782	31,009	15,906

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Segments

The Company evaluates segment reporting in accordance with the FASB ASC 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. Prior to the sale of BYB, the Company believed five operating segments existed. Two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages (made up entirely of BYB), have been aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represents the vast majority of the Company’s consolidated revenues, operating income, and assets. After the sale of BYB, the Company believes four operating segments exist.  The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. As a result, these three operating segments have been combined into an “All Other” reportable segment.

The Company’s segment results are as follows:

In Thousands	2015	2014	2013
Net Sales:
Nonalcoholic Beverages	$2,245,836	$1,710,040	$1,613,309
All Other	160,191	123,194	108,224
Eliminations*	(99,569)	(86,865)	(80,202)
Consolidated	$2,306,458	$1,746,369	$1,641,331

Operating Income:
Nonalcoholic Beverages	$92,921	$82,297	$66,084
All Other	5,223	3,670	7,563
Consolidated	$98,144	$85,967	$73,647

Depreciation and Amortization:
Nonalcoholic Beverages	$76,127	$58,103	$56,266
All Other	4,769	3,027	2,405
Consolidated	$80,896	$61,130	$58,671

Capital Expenditures:
Nonalcoholic Beverages	$141,080	$69,635	$47,241
All Other	27,627	16,739	6,923
Consolidated	$168,707	$86,374	$54,164

Total Assets:
Nonalcoholic Beverages	$1,808,335	$1,399,057	$1,252,286
All Other	75,842	44,629	36,671
Eliminations	(33,361)	(10,610)	(12,801)
Consolidated	$1,850,816	$1,433,076	$1,276,156

*

NOTE - The entire sales elimination for each year presented represent net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales in 2015, 2014 and 2013 by product category were as follows:

	Fiscal Year
In Thousands	2015	2014	2013
Bottle/can sales:
Sparkling beverages (including energy products)	$1,503,683	$1,124,802	$1,063,154
Still beverages	397,901	279,138	247,561
Total bottle/can sales	1,901,584	1,403,940	1,310,715
Other sales:
Sales to other Coca-Cola bottlers	178,777	162,346	166,476
Post-mix and other	226,097	180,083	164,140
Total other sales	404,874	342,429	330,616
Total net sales	$2,306,458	$1,746,369	$1,641,331

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

24. Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended January 3, 2016 and December 28, 2014. Net sales in the fiscal year ended January 3, 2016 and in the second, third and fourth quarters of fiscal year ended December 28, 2014 include the sales in the 2015 Expansion Territories and the 2014 Expansion Territories.

In Thousands (except per share data)	Quarter
Year Ended January 3, 2016	1(1)(2)	2(3)(4)(5)(6)	3(3)(7)(8)(9)(10)	4(3)(11)(12)(13)(14)
Net sales	$453,253	$614,683	$618,806	$619,716
Gross margin	184,373	237,317	238,536	240,806
Net income attributable to Coca-Cola Bottling Co. Consolidated	2,224	26,934	25,553	4,291
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$0.24	$2.90	$2.75	$0.46
Class B Common Stock	$0.24	$2.90	$2.75	$0.46
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$0.24	$2.89	$2.74	$0.46
Class B Common Stock	$0.23	$2.88	$2.73	$0.46

In Thousands (except per share data)	Quarter
Year Ended December 28, 2014	1 (15)	2(16)(17)	3(17)(18)	4(17)(19)(20)
Net sales	$388,582	$459,473	$457,676	$440,638
Gross margin	156,333	185,520	184,942	178,444
Net income attributable to Coca-Cola Bottling Co. Consolidated	2,449	13,783	12,132	2,990
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$0.26	$1.49	$1.31	$0.32
Class B Common Stock	$0.26	$1.49	$1.31	$0.32
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$0.26	$1.48	$1.30	$0.32
Class B Common Stock	$0.26	$1.48	$1.30	$0.32

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales are seasonal with the highest sales volume occurring in the second and third quarters.

(1)	Net income in the first quarter of 2015 included $3.0 million ($1.8 million, net of tax, or $0.20 per basic common share) in expenses related to the Company’s Expansion Transactions.
(2)

Net income in the first quarter of 2015 included a $5.1 million ($3.1 million, net of tax, or $0.34 per basic common share) expense related to the fair value adjustment for the acquisition related contingent consideration.

(3)

Net income in the first, second, third and fourth quarters of 2015 included $53.3 million, $114.0 million, $126.5 million and $143.2 million, respectively, of sales related to the 2015 Expansion Territories and the 2014 Expansion Territories.

(4)	Net income in the second quarter of 2015 included $4.3 million ($2.6 million, net of tax, or $0.28 per basic common share) of expenses related to the Company’s Expansion Transactions.
(5)

Net income in the second quarter of 2015 included $6.1 million ($3.7 million, net of tax, or $0.40 per basic common share) of income related to the fair value adjustment for the acquisition related contingent consideration.

(6)	Net income in the second quarter of 2015 included a $8.8 million ($5.4 million, net of tax, or $0.58 per basic common share) gain related to the Asset Exchange Transaction.
(7)	Net income in the third quarter of 2015 included $6.9 million ($4.2 million, net of tax, or $0.46 per basic common share) of expenses related to the Company’s Expansion Transactions.
(8)

Net income in the third quarter of 2015 included a $2.1 million ($1.3 million, net of tax, or $0.14 per basic common share) expense related to a mark-to-market adjustment related to the Company’s commodity hedging program.

(9)

Net income in the third quarter of 2015 included a $4.0 million ($2.5 million, net of tax, or $0.26 per basic common share) expense related to the fair value adjustment for the acquisition related contingent consideration.

(10)	Net income in the third quarter of 2015 included a $22.7 million ($13.9 million, net of tax, or $1.50 per basic common share) gain related to the sale of BYB.
(11)

The fourth quarter of 2015 included a $2.4 million favorable pre-tax correction related to the calculation of certain state gross receipts taxes.  This correction was not material to any other quarter and the impact on full year 2015 and 2014 financial results was not material.

(12)	Net income in the fourth quarter of 2015 included $5.8 million ($3.6 million, net of tax, or $0.38 per basic common share) expenses related to the Company’s Expansion Transactions.
(13)

Net income in the fourth quarter of 2015 included $1.2 million ($0.7 million, net of tax, or $0.08 per basic common share) debit related to a mark-to-market adjustment related to the Company’s commodity hedging program.

(14)

Net income in the fourth quarter of 2015 included a $3.3 million ($2.0 million, net of tax, or $0.22 per basic common share) bargain purchase gain related to the purchase of the Annapolis make-ready center.

(15)	Net income in the first quarter of 2014 included $2.0 million ($1.2 million, net of tax, or $.13 per basic common share) of expenses related to the Company’s Expansion Transactions.
(16)	Net income in the second quarter of 2014 included $3.1 million ($1.9 million, net of tax, or $.20 per basic common share) of expenses related to the Company’s Expansion Transactions.
(17)	Net income in the second, third and fourth quarters of 2014 included $4.3 million, $11.8 million and $29.0 million, respectively, of sales related to the 2014 Expansion Territories.
(18)	Net income in the third quarter of 2014 included $2.6 million ($1.6 million, net of tax, or $.17 per basic common share) of expenses related to the Company’s Expansion Transactions.
(19)	Net income in the fourth quarter of 2014 included $5.2 million ($3.2 million, net of tax, or $.34 per basic common share) of expenses related to the Company’s Expansion Transactions.
(20)

Net income in the fourth quarter of 2014 included a $1.1 million ($0.7 million, net of tax, or $0.07 per basic common share) expense related to the fair value adjustment for the acquisition related contingent consideration.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Subsequent Events

Expansion Transactions

On January 29, 2016, the Company completed the second territory expansion transaction contemplated by the September 2015 APA at which the Company acquired from CCR distribution assets and working capital related to the distribution territories in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia.  At closing, the Company paid a cash purchase price of $23.1 million, which will remain subject to adjustment, and executed an Initial CBA providing the Company with exclusive rights for the distribution, promotion, marketing and sale of products owned and licensed by The Coca-Cola Company in such territories.

On January 29, 2016, the Company also completed the initial regional manufacturing facility acquisition contemplated by the October 2015 APA, at which the Company acquired from CCR a manufacturing facility located in Sandston, Virginia and related manufacturing assets.  At closing, the Company paid a cash purchase price of $47.4 million, which will remain subject to adjustment, and executed an Initial RMA providing the Company with rights to manufacture, produce and package at the Sandston facility certain beverages that are sold under trademarks owned by The Coca-Cola Company in accordance with the terms thereof.

The Company has not completed the preliminary allocation of the purchase price to the individual acquired assets and assumed liabilities for the purchases described above.  The transactions will be accounted for as a business combination under the FASB Accounting Standards Codification 805.

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

As of January 3, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of January 3, 2016 was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which is included in Item 8 of this report.

March 18, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 15 to the consolidated financial statements, the Company has prospectively adopted new accounting guidance which changes the classification of deferred tax assets and liabilities in the consolidated balance sheet.

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

/s/ PriceWaterhouseCoopers,LLP

PricewaterhouseCoopers, LLP

Charlotte, North Carolina

March 18, 2016

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 24 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 3, 2016.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of January 3, 2016 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2016 Proxy Statement, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2016 Proxy Statement, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance – The Board’s Role in Risk Oversight” sections of the 2016 Proxy Statement, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the 2016 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the 2016 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Person Transactions” section of the 2016 Proxy Statement, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the 2016 Proxy Statement regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the 2016 Proxy Statement, which is incorporated herein by reference.

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

(2.1)

Asset Exchange Agreement for Lexington, Kentucky Territory Expansion, dated October 17, 2014, by and between Coca-Cola Refreshments USA, Inc., the Company and certain of the Company’s wholly-owned subsidiaries identified on the signature pages thereto.

Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 20, 2014 (File No. 0-9286).

(2.2)	Asset Purchase Agreement for Paducah and Pikeville Kentucky Territory Expansion, dated February 13, 2015, by and between Coca-Cola Refreshments USA, Inc. and the Company.	Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 18, 2015 (File No. 0-9286).

(2.3)	Asset Purchase Agreement for Next Phase Territory Expansion, dated September 23, 2015, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0-9286).

(2.4)	Asset Purchase Agreement for Manufacturing Facility Acquisitions, dated October 30, 2015, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0-9286).

(2.5)	Stock Purchase Agreement, dated July 22, 2015, by and among the Company, BYB Brands, Inc. and The Coca-Cola Company.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2015 (File No. 0-9286).

(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).

(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2007 (File No. 0-9286).

(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company's Registration Statement on Form S-1 as filed on May 31, 1985 (File No. 2-97822).

(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A. (as successor trustee to NationsBank of Georgia, National Association).	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.3)	Second Supplemental Indenture, dated as of November 25, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0-9286).

(4.4)

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
(4.5)

Resolutions adopted by Executive Committee and the Pricing Committee of the Board of Directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.

Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).

(4.6)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).

(4.7)	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).

(4.8)	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0-9286).

(4.9)	Form of the Company’s 3.800% Senior Notes due 2025 (included in Exhibit 4.3 above).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0-9286).

(4.10)	Fourth Amended and Restated Promissory Note, dated as of December 11, 2015, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Filed herewith.

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2014 (File No. 0-9286).

(10.2)	Joinder and Commitment Increase Agreement, dated April 27, 2015, by and among the Company, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2015 (File No. 0-9286).

(10.3)

Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.

Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.4)	Amended and Restated Guaranty Agreement, dated as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).

(10.5)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, Bank, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
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

Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).

(10.12)	Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement, dated December 14, 1994, modifying the Still Beverage Agreements.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).

(10.13)	2014 Incidence Pricing Letter Agreement, dated December 20, 2013, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013 (File No. 0-9286).

(10.14)	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).

(10.15)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.16)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.17)	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.18)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).

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

Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.24)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.22 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.25)	Management Agreement, dated as of March 12, 2014, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0-9286).

(10.26)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.27)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2012.*	Appendix C to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).

(10.28)	Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan, effective January 1, 2012.*	Appendix D to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.29)	Form of Long-Term Performance Plan Bonus Award Agreement.*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).

(10.30)	Performance Unit Award Agreement, dated February 27, 2008.*	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286).

(10.31)	Coca-Cola Bottling Co. Consolidated Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.*	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0-9286).

(10.32)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).

(10.33)	Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).

(10.34)	Amendment No. 1 to Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2009. *	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0-9286).

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).

(10.38)	Coca-Cola Bottling Co. Consolidated Long Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0-9286).

(10.39)	Comprehensive Beverage Agreement for the Johnson City/Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0-9286).

(10.40)

Amendment to the Comprehensive Beverage Agreement for the Johnson City/Morristown territory, dated as of June 1, 2015, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.**

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.41)	Finished Goods Supply Agreement for the Johnson City/Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.**	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0-9286).

(10.42)	Amended and Restated Ancillary Business Letter, dated October 30, 2015, by and between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0-9286).

(10.43)	Monster Energy Corporation Products Consent Agreement dated December 17, 2014, by The Coca-Cola Company, acting by and through its Coca-Cola North America Division, and the Company.**	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (File No. 0-9286).

(10.44)	Amendment to the Monster Energy Corporation Products Consent Agreement, dated April 1, 2015, by The Coca-Cola Company, acting by and through its Coca-Cola North America Division, and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015 (File No. 0-9286).

(10.45)	Distribution Agreement, dated March 26, 2015, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2015 (File No. 0-9286).

(10.46)	Territory Conversion Agreement, dated September 23, 2015, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.**	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0-9286).

(10.47)	First Amendment to the Territory Conversion Agreement, dated February 8, 2016, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.	Filed herewith.

(10.48)	Expanding Participating Bottler Revenue Incidence Agreement, dated September 23, 2015, by and between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0-9286).

(10.49)

National Product Supply Governance Agreement, dated October 30, 2015, by and between the Company, The Coca-Cola Company, Coca-Cola Bottling Company United, Inc., Coca-Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.**

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0-9286).

(12)	Ratio of Earnings to Fixed Charges.	Filed herewith.

(21)	List of Subsidiaries.	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith
(101)

Financial statement from the Annual Report on Form 10-K of Coca-Cola Bottling Co. Consolidated for the fiscal year ended January 3, 2016, filed on March 18, 2016, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.

**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Allowance for Doubtful Accounts

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	Jan. 3, 2016	Dec. 28, 2014	Dec. 29, 2013
Balance at beginning of year	$1,330	$1,401	$1,490
Additions charged to costs and expenses	1,234	550	151
Deductions	447	621	240
Balance at end of year	$2,117	$1,330	$1,401

Deferred Income Tax Valuation Allowance

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	Jan. 3, 2016	Dec. 28, 2014	Dec. 29, 2013
Balance at beginning of year	$3,640	$3,553	$3,231
Additions charged to costs and expenses	28	1,203	398
Additions charged to other	0	7	0
Deductions credited to expense	1,361	0	74
Deductions not credited to expense	0	1,123	2
Balance at end of year	$2,307	$3,640	$3,553

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: March 18, 2016	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors,	March 18, 2016
	J. Frank Harrison, III	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James E. Harris	Senior Vice President, Shared Services	March 18, 2016
	James E. Harris	and Chief Financial Officer (Principal Financial Officer)

By:	/s/ William J. Billiard	Vice President, Chief Accounting Officer	March 18, 2016
	William J. Billiard	(Principal Accounting Officer)

By:	/s/ Alexander B. Cumming, Jr.	Director	March 18, 2016
Alexander B. Cummings, Jr.

By:	/s/ Sharon A. Decker	Director	March 18, 2016
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice President and Director	March 18, 2016
Morgan H. Everett

By:	/s/ Deborah H. Everhart	Director	March 18, 2016
Deborah H. Everhart

By:	/s/ Henry W. Flint	President, Chief Operating Officer	March 18, 2016
	Henry W. Flint	and Director

By:	/s/ James R. Helvey, III	Director	March 18, 2016
James R. Helvey, III

By:	/s/ William H. Jones	Director	March 18, 2016
William H. Jones

By:	/s/ Umesh M. Kasbekar	Vice Chairman of the Board of Directors	March 18, 2016
	Umesh M. Kasbekar	and Secretary

By:	/s/ James H. Morgan	Director	March 18, 2016
James H. Morgan

By:	/s/ John W. Murrey, III	Director	March 18, 2016
John W. Murrey, III

By:	/s/ Dennis A. Wicker	Director	March 18, 2016
Dennis A. Wicker