Form 10-Q
period 2016-04-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2016-05-13
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2016
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,171,702

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2016	2015
Net sales	$625,456	$453,253
Cost of sales	381,558	268,880
Gross margin	243,898	184,373
Selling, delivery and administrative expenses	231,497	167,471
Income from operations	12,401	16,902
Interest expense, net	9,361	7,347
Other income (expense), net	(17,151)	(5,089)
Income (loss) before income taxes	(14,111)	4,466
Income tax expense (benefit)	(5,078)	1,513
Net income (loss)	(9,033)	2,953
Less: Net income attributable to noncontrolling interest	1,008	729
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(10,041)	$2,224

Basic net income (loss) per share based on net income (loss) attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(1.08)	$0.24
Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$(1.08)	$0.24
Weighted average number of Class B Common Stock shares outstanding	2,157	2,136

Diluted net income (loss) per share based on net income (loss) attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(1.08)	$0.24
Weighted average number of Common Stock shares outstanding – assuming dilution	9,298	9,317

Class B Common Stock	$(1.08)	$0.23
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,157	2,176

Cash dividends per share:
Common Stock	$0.25	$0.25
Class B Common Stock	$0.25	$0.25

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

In Thousands

	First Quarter
	2016	2015
Net income (loss)	$(9,033)	$2,953

Other comprehensive income, net of tax:
Foreign currency translation adjustment	10	(4)
Defined benefit plans reclassification included in pension costs:
Actuarial loss	455	489
Prior service costs	4	5
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	360	440
Prior service costs	(516)	(516)
Other comprehensive income, net of tax	313	414

Comprehensive income (loss)	(8,720)	3,367
Less: Comprehensive income attributable to noncontrolling interest	1,008	729
Comprehensive income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(9,728)	$2,638

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Apr. 3,	Jan. 3,	Mar. 29,
	2016	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$32,600	$55,498	$21,163
Accounts receivable, trade, less allowance for doubtful accounts of $2,280, $2,117 and $1,514 respectively	206,292	184,009	144,356
Accounts receivable from The Coca-Cola Company	53,092	28,564	30,639
Accounts receivable, other	26,824	24,047	12,308
Inventories	110,450	89,464	91,129
Prepaid expenses and other current assets	49,428	53,337	39,735
Total current assets	478,686	434,919	339,330

Property, plant and equipment, net	638,896	525,820	391,838
Leased property under capital leases, net	38,406	40,145	41,587
Other assets	68,303	63,739	63,307
Franchise rights	527,540	527,540	520,672
Goodwill	135,311	117,954	109,984
Other identifiable intangible assets, net	136,721	136,448	103,906

Total assets	$2,023,863	$1,846,565	$1,570,624

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Apr. 3,	Jan. 3,	Mar. 29,
	2016	2016	2015
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$7,165	$7,063	$6,679
Accounts payable, trade	95,023	82,937	58,458
Accounts payable to The Coca-Cola Company	96,950	79,065	60,211
Other accrued liabilities	111,218	104,168	80,446
Accrued compensation	23,774	49,839	24,650
Accrued interest payable	10,840	3,481	8,768
Total current liabilities	344,970	326,553	239,212

Deferred income taxes	135,095	146,944	131,895
Pension and postretirement benefit obligations	115,000	115,197	133,809
Other liabilities	306,754	267,090	229,889
Obligations under capital leases	46,893	48,721	50,905
Long-term debt	760,036	619,628	524,696
Total liabilities	1,708,748	1,524,133	1,310,406

Commitments and Contingencies (Note 12)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,799,816, 2,778,896 and 2,778,896 shares, respectively	2,798	2,777	2,777
Capital in excess of par value	116,769	113,064	113,064
Retained earnings	248,308	260,672	210,864
Accumulated other comprehensive loss	(82,094)	(82,407)	(89,500)
	295,985	304,310	247,409
Less-Treasury stock, at cost:
Common Stock – 3,062,374 shares	60,845	60,845	60,845
Class B Common Stock – 628,114 shares	409	409	409
Total equity of Coca-Cola Bottling Co. Consolidated	234,731	243,056	186,155
Noncontrolling interest	80,384	79,376	74,063
Total equity	315,115	322,432	260,218

Total liabilities and equity	$2,023,863	$1,846,565	$1,570,624

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Dec. 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(61,254)	$183,609	$73,334	$256,943
Net income (loss)				2,224			2,224	729	2,953
Other comprehensive income, net of tax					414		414		414
Cash dividends paid Common ($0.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($0.25 per share)				(532)			(532)		(532)
Issuance of 20,920 shares of Class B Common Stock		21	2,204				2,225		2,225
Balance on Mar. 29, 2015	$10,204	$2,777	$113,064	$210,864	$(89,500)	$(61,254)	$186,155	$74,063	$260,218

Balance on Jan. 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(61,254)	$243,056	$79,376	$322,432
Net income (loss)				(10,041)			(10,041)	1,008	(9,033)
Other comprehensive income, net of tax					313		313		313
Cash dividends paid Common ($0.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($0.25 per share)				(538)			(538)		(538)
Issuance of 20,920 shares of Class B Common Stock		21	3,705				3,726		3,726
Balance on Apr. 3, 2016	$10,204	$2,798	$116,769	$248,308	$(82,094)	$(61,254)	$234,731	$80,384	$315,115

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(9,033)	$2,953
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	23,363	17,065
Amortization of intangibles	1,026	592
Deferred income taxes	(5,078)	42
Loss on sale of property, plant and equipment	417	282
Impairment of property, plant and equipment	0	148
Amortization of debt costs	575	504
Stock compensation expense	1,627	1,116
Fair value adjustment of acquisition related contingent consideration	17,151	5,089
Change in current assets less current liabilities (exclusive of acquisition)	(38,926)	(23,898)
Change in other noncurrent assets (exclusive of acquisition)	(2,391)	(3,310)
Change in other noncurrent liabilities (exclusive of acquisition)	(3,975)	(2,229)
Other	27	(149)
Total adjustments	(6,184)	(4,748)
Net cash used in operating activities	(15,217)	(1,795)

Cash Flows from Investing Activities
Additions to property, plant and equipment (exclusive of acquisition)	(36,785)	(30,842)
Proceeds from the sale of property, plant and equipment	131	118
Investment in CONA Services LLC	(1,204)	0
Acquisition of new territories, net of cash acquired	(100,907)	(33,389)
Net cash used in investing activities	(138,765)	(64,113)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	140,000	82,000
Cash dividends paid	(2,323)	(2,317)
Payment on acquisition related contingent consideration	(4,959)	0
Principal payments on capital lease obligations	(1,726)	(1,619)
Other	92	(88)
Net cash provided by financing activities	131,084	77,976

Net increase (decrease) in cash	(22,898)	12,068
Cash at beginning of period	55,498	9,095
Cash at end of period	$32,600	$21,163

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,726	$2,225
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	8,873	4,734

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1.  Significant Accounting Policies

The consolidated financial statements include the accounts of Coca-Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company” and “we”).  All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal, recurring nature.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis.  These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form   10-K for the fiscal year ended January 3, 2016 filed with the U.S. Securities and Exchange Commission.

2.  Acquisitions and Divestitures

Since April 2013, as a part of The Coca-Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions with The Coca-Cola Company and Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca-Cola Company, to expand the Company’s distribution operations significantly through the acquisition of rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Territory Expansion Transactions”).  During 2015, the Company completed Distribution Territory Expansion Transactions announced as part of the April 2013 letter of intent signed with The Coca-Cola Company.  These completed acquisitions include Expansion Territories in parts of Tennessee, Kentucky and Indiana previously served by CCR.

On May 12, 2015, the Company and The Coca-Cola Company entered into a non-binding letter of intent (the “May 2015 LOI”) pursuant to which CCR would grant the Company in two phases certain exclusive rights for the distribution, promotion, marketing and sale of The Coca-Cola Company-owned and -licensed products in additional territories then served by CCR.  The major markets that would be served as part of the expansion contemplated by the May 2015 LOI include: Baltimore, Alexandria, Norfolk, Richmond, the District of Columbia, Cincinnati, Columbus, Dayton and Indianapolis.

On September 23, 2015, the Company and CCR entered into an asset purchase agreement for the first phase of this additional distribution territory contemplated by the May 2015 LOI including: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia (the “Next Phase Territories”).  The first closing for the series of Next Phase Territories transactions (the “Next Phase Territories Transactions”) occurred on October 30, 2015 for territories served by distribution facilities in Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina.  The second closing for the series of Next Phase Territories Transactions occurred on January 29, 2016 for territories served by distribution facilities in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia. The third closing for the series of Next Phase Territories Transactions occurred on April 1, 2016 for territories served by distribution facilities in Alexandria, Virginia and Capitol Heights and La Plata, Maryland. The final closing for the series of Next Phase Territories Transactions occurred on April 29, 2016 for territories served by distribution facilities in Baltimore, Hagerstown and Cumberland, Maryland.

At the closings of each of the Distribution Territory Expansion Transactions (excluding the Lexington-for-Jackson exchange described below), the Company signed a Comprehensive Beverage Agreement (“CBA”) for each of the territories which has a term of ten years and is automatically renewed for successive additional terms of ten years unless we give notice to terminate at least one year prior to the expiration of a ten-year term or unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreements. The quarterly sub-bottling payment, which is accounted for as contingent consideration, is based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, related product or certain cross-licensed brands (as defined in the CBAs). The CBA imposes certain

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

obligations on the Company with respect to serving the expansion territories that failure to meet could result in termination of a CBA if the Company fails to take corrective measures within a specified time frame.

The May 2015 LOI contemplated that The Coca-Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. (“EPBs”) to implement a national product supply system. As a result of subsequent discussions among the EPBs and The Coca-Cola Company, on September 23, 2015, the Company and The Coca-Cola Company entered into a non-binding letter of intent (the “Manufacturing LOI”) pursuant to which CCR would sell six manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets (collectively, “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system (the “Manufacturing Facility Expansion Transactions”).  Similar to, and as an integral part of, the Distribution Territory Expansion Transactions described in the May 2015 LOI, the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases. The first phase includes three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland that serve the Next Phase Territories. The second phase includes three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois.  On October 30, 2015, the Company and CCR entered into a definitive purchase and sale agreement for the Manufacturing Assets that comprise the three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland (the “Next Phase Manufacturing Transactions”). The first closing for the series of Next Phase Manufacturing Transactions occurred on January 29, 2016 for the Sandston, Virginia facility. The final closing for the series of Next Phase Manufacturing Transactions occurred on April 29, 2016 for the Silver Spring, Maryland facility and the Baltimore, Maryland facility.

On February 8, 2016, the Company and The Coca-Cola Company entered into a non-binding letter of intent (the “February 2016 LOI”) pursuant to which CCR would grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca-Cola Company-owned and -licensed products in additional territories then served by CCR.  The transactions proposed in the February 2016 LOI would provide exclusive distribution rights for the Company in territories located within northern Ohio and northern West Virginia, including the following major markets: Akron, Elyria, Toledo, Willoughby, and Youngstown County in Ohio. CCR currently serves these territories and owns and operates the Twinsburg manufacturing facility.

2014 Expansion Territories

On May 23, 2014, the Company acquired the Johnson City and Morristown, Tennessee territory, and on October 24, 2014, the Company acquired the Knoxville, Tennessee territory (collectively the “2014 Expansion Territories”) from CCR.

The fair value of acquired assets and assumed liabilities of the 2014 Expansion Territories as of the acquisition dates is summarized as follows:

	Johnson City/
	Morristown	Knoxville
In Thousands	Territory	Territory
Cash	$46	$108
Inventories	1,150	2,100
Prepaid expenses and other current assets	315	1,893
Property, plant and equipment	8,495	17,229
Other assets	361	138
Goodwill	914	4,781
Other identifiable intangible assets	13,800	37,400
Total acquired assets	$25,081	$63,649

Current liabilities (acquisition related contingent consideration)	$1,005	$2,426
Current liabilities	23	2,351
Accounts payable to The Coca-Cola Company	0	105
Other liabilities (including deferred taxes)	334	0
Other liabilities (acquisition related contingent consideration)	11,564	27,834
Total assumed liabilities	$12,926	$32,716

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The fair value of the acquired identifiable intangible assets as of the acquisition dates is as follows:

	Johnson City/
	Morristown	Knoxville	Estimated
In Thousands	Territory	Territory	Useful Lives
Distribution agreements	$13,200	$36,400	40 years
Customer lists	600	1,000	12 years
Total	$13,800	$37,400

The goodwill of $0.9 million and $4.8 million for the Johnson City/Morristown and Knoxville territories, respectively, is primarily attributed to the workforce. Goodwill of $0.4 million and $4.6 million for the Johnson City/Morristown and Knoxville territories, respectively, is expected to be deductible for tax purposes.  During the third quarter of 2015, the Company made certain measurement period adjustments as a result of purchase price changes to reflect the revised opening balance sheets for the Johnson City/Morristown and Knoxville, Tennessee territories. The effect on the Company’s consolidated financial statements of these measurement period adjustments was immaterial. These adjustments are included in the opening balance sheets presented above.

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

Cleveland and Cookeville, Tennessee Territory Acquisitions

On December 5, 2014, the Company and CCR entered into an asset purchase agreement (the “Initial December 2014 APA”) related to the territory served by CCR through CCR’s facilities and equipment located in Cleveland and Cookeville, Tennessee (the “January 2015 Expansion Territory”). The closing of this transaction occurred on January 30, 2015 for a cash purchase price after final adjustments of $13.2 million.

Louisville, Kentucky and Evansville, Indiana Territory Acquisitions

On December 17, 2014, the Company and CCR entered into an asset purchase agreement (the “Additional December 2014 APA”) related to the territory served by CCR through CCR’s facilities and equipment located in Louisville, Kentucky and Evansville, Indiana (the “February 2015 Expansion Territory”). The closing of this transaction occurred on February 27, 2015, for a cash purchase price after final adjustments of $18.0 million.

Paducah and Pikeville, Kentucky Territory Acquisitions

On February 13, 2015, the Company and CCR entered into an asset purchase agreement (the “February 2015 APA”) related to the territory served by CCR through CCR’s facilities and equipment located in Paducah and Pikeville, Kentucky (the “May 2015 Expansion Territory”).  The closing of this transaction occurred on May 1, 2015, for a cash purchase price of $7.5 million, which will remain subject to adjustment in accordance with the terms and conditions of the February 2015 APA.

Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina Territory Acquisitions

On September 23, 2015, the Company and CCR entered into an asset purchase agreement (the “September 2015 APA”) related to the territory served by CCR through CCR’s facilities and equipment located in Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina (the “October 2015 Expansion Territory”). The closing of this transactions occurred on October 30, 2015, for a cash purchase price of $26.1 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The fair value of acquired assets and assumed liabilities of the 2015 Expansion Territories and the Annapolis, Maryland make-ready center as of the acquisition dates is summarized as follows:

In Thousands	January 2015 Expansion Territory	February 2015 Expansion Territory	May 2015 Expansion Territory	October 2015 Expansion Territory	Annapolis MRC
Cash	$59	$105	$45	$160	$0
Inventories	1,238	1,268	1,045	2,564	109
Prepaid expenses and other current assets	714	1,108	224	1,305	0
Property, plant and equipment	6,722	16,598	6,584	25,930	8,492
Other assets (including deferred taxes)	336	1,147	510	4,272	0
Goodwill	1,280	1,528	942	6,559	0
Other identifiable intangible assets	12,950	20,350	1,700	49,100	0
Total acquired assets	$23,299	$42,104	$11,050	$89,890	$8,601

Current liabilities (acquisition related contingent consideration)	$843	$1,659	$281	$547	$0
Other current liabilities	125	974	494	4,222	0
Other liabilities	0	823	10	0	1,265
Other liabilities (acquisition related contingent consideration)	9,131	20,625	2,748	58,925	0
Total assumed liabilities	$10,099	$24,081	$3,533	$63,694	$1,265

The fair value of the acquired identifiable intangible assets of the 2015 Expansion Territories as of the acquisition dates is as follows:

In Thousands	January 2015 Expansion Territory	February 2015 Expansion Territory	May 2015 Expansion Territory	October 2015 Expansion Territory	Estimated Useful Lives
Distribution agreements	$12,400	$19,200	$1,500	$47,900	40 years
Customer lists	550	1,150	200	1,200	12 years
Total	$12,950	$20,350	$1,700	$49,100

The goodwill of $1.3 million, $1.5 million, $0.9 million and $6.6 million for the 2015 Expansion Territories, respectively, is primarily attributed to the workforce. Goodwill of $1.0 million, $0.3 million and $0.1 million is expected to be deductible for tax purposes for the January 2015 Expansion Territory, February 2015 Expansion Territory and May 2015 Expansion Territory, respectively.  No goodwill is expected to be deductible for tax purposes for the October 2015 Expansion Territory.

YTD 2016 Expansion Transactions

During the quarter ended April 3, 2016 (“Q1 2016”), the Company closed on the expansion of the following distribution territories and related assets: Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia on January 29, 2016 and Alexandria, Virginia and Capitol Heights and La Plata, Maryland on April 1, 2016 and also closed on the acquisition of the Sandston, Virginia Regional Manufacturing Facility and related assets on January 29, 2016 (the “YTD 2016 Expansion Transactions”).

Easton and Salisbury, Maryland and Richmond, Sandston and Yorktown, Virginia Acquisitions

The September 2015 APA contemplated the Company’s acquisition of the territory served by CCR through CCR’s facilities and equipment located in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia and the October 2015 APA contemplated the Company’s acquisition of the Regional Manufacturing Facility and related manufacturing assets in Sandston, Virginia (the “January 2016 Expansion Transaction”). The closing of the January 2016 Expansion Transaction occurred on January

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

29, 2016, for a cash purchase price of $65.7 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and October 2015 APA.

Alexandria, Virginia and Capitol Heights and La Plata, Maryland Acquisitions

The September 2015 APA also contemplated the Company’s acquisition of the territory served by CCR through CCR’s facilities and equipment located in Alexandria, Virginia and Capitol Heights and La Plata, Maryland (the “April 2016 Expansion Transaction”). The closing of the April 2016 Expansion Transaction occurred on April 1, 2016, for a cash purchase price of $35.5 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA.

The fair value of acquired assets and assumed liabilities of the YTD 2016 Expansion Transactions as of the acquisition dates is summarized as follows:

In Thousands	January 2016 Expansion Transaction	April 2016 Expansion Transaction
Cash	$179	$219
Inventories	11,559	3,748
Prepaid expenses and other current assets	906	1,306
Property, plant and equipment	47,644	56,150
Other assets (including deferred taxes)	2,290	1,113
Goodwill	16,241	693
Other identifiable intangible assets	1,300	0
Total acquired assets	$80,119	$63,229

Current liabilities (acquisition related contingent consideration)	$361	$742
Other current liabilities	7,245	3,011
Accounts payable to The Coca-Cola Company	650	0
Other liabilities	29	0
Other liabilities (acquisition related contingent consideration)	6,144	23,924
Total assumed liabilities	$14,429	$27,677

The fair value of the acquired identifiable intangible assets as of the acquisition dates is as follows:

In Thousands	January 2016 Expansion Transaction	Estimated Useful Lives
Distribution agreements	$750	40 years
Customer lists	550	12 years
Total	$1,300

The goodwill of $16.2 million and $0.7 million for the YTD 2016 Expansion Transactions respectively, is primarily attributed to operational synergies and the workforce. Goodwill of $12.8 million is expected to be deductible for tax purposes for the January 2016 Expansion Transactions.  No goodwill is expected to be deductible for the April 2016 Expansion Transactions.

The Company has preliminarily allocated the purchase price of the 2015 Expansion Territories and YTD 2016 Expansion Transactions to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained.

The anticipated range of amounts the Company could pay annually under the acquisition related contingent consideration arrangements for the 2015 Expansion Territories and the YTD 2016 Expansion Transactions is between $7 million and $14 million.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

2015 Asset Exchange Agreement

On October 17, 2014, the Company and CCR entered into an agreement (the “Asset Exchange Agreement”) pursuant to which CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky (the “Lexington Expansion Territory”), including the rights to produce such beverages in the Lexington Expansion Territory, in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in that territory. The Company and CCR closed the Asset Exchange Transaction on May 1, 2015. The net assets received in the exchange, after deducting the value of certain retained assets and retained liabilities, was approximately $10.5 million.

The fair value of acquired assets and assumed liabilities related to the Lexington Expansion Territory as of the exchange date is summarized as follows:

Lexington
Expansion
In Thousands	Territory
Cash	$56
Inventories	2,712
Prepaid expenses and other current assets	442
Property, plant and equipment	12,677
Other assets	48
Franchise rights	18,200
Goodwill	2,543
Other identifiable intangible assets	1,000
Total acquired assets	$37,678

Current liabilities	$926
Total assumed liabilities	$926

The fair value of the acquired identifiable intangible assets related to the Lexington Expansion Territory as of the exchange date is as follows:

	Lexington
	Expansion	Estimated
In Thousands	Territory	Useful Lives
Franchise rights	$18,200	Indefinite
Distribution agreements	200	40 years
Customer lists	800	12 years
Total	$19,200

The goodwill related to the Lexington Expansion Territory is primarily attributed to the workforce of the territories. Goodwill of $2.5  million is expected to be deductible for tax purposes.

The Company has preliminarily allocated the purchase price for the Lexington Expansion Territory to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained.

The carrying value of assets exchanged related to the Jackson territory was $17.5 million, resulting in a gain on the exchange of $8.8 million in the second quarter of 2015.

The amount of goodwill and franchise rights allocated to the Jackson territory was determined using a relative fair value approach comparing the fair value of the Jackson territory to the fair value of the overall Nonalcoholic Beverages reporting unit.

Subsequent to Q1 2016, the net assets received in the exchange, after deducting the value of certain retained assets and retained liabilities, increased by approximately $7.0 million as a result of completing the post-closing adjustment under the Asset Exchange Agreement.  In addition, the gain on the exchange is expected to be reduced by an immaterial amount and will be recorded during the quarter ending July 3, 2016.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The financial results of the 2015 Expansion Territories and YTD 2016 Expansion Transactions have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed $142.5 million and $18.1 million in net sales and $1.3 million and $1.8 million in operating income during Q1 2016 and the quarter ended March 29, 2015 (“Q1 2015”), respectively.

Pro Forma Financial Information

The following table represents the unaudited pro forma net sales for the Company for the 2015 Expansion Territories and the YTD 2016 Expansion Transactions. The pro forma combined net sales does not necessarily reflect what the combined Company’s net sales would have been had the acquisitions occurred at the beginning of each period presented.  It also may not be useful in predicting the future financial results of the combined company.  The actual results may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

Q1 2016 Net Sales

In Thousands
As Reported	Pro Forma Adjustments (Unaudited)	Pro Forma (Unaudited)
$625,456	$59,291	$684,747

Q1 2015 Net Sales

In Thousands
As Reported	Pro Forma Adjustments (Unaudited)	Pro Forma (Unaudited)
$453,253	$183,914	$637,167

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly owned subsidiary of the Company to The Coca-Cola Company.  Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all of the issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million. As a result of the sale, the Company recognized a gain of $22.7 million in the third quarter of 2015.  BYB contributed $6.9 million in net sales and $34,000 in operating loss during Q1 2015.

3.  Inventories

	Apr. 3,	Jan. 3,	Mar. 29,
In Thousands	2016	2016	2015
Finished products	$74,725	$56,252	$60,670
Manufacturing materials	11,345	12,277	10,466
Plastic shells, plastic pallets and other inventories	24,380	20,935	19,993
Total inventories	$110,450	$89,464	$91,129

The growth in the inventory balance at April 3, 2016 as compared to January 3, 2016 and March 29, 2015 is primarily due to inventory acquired through the acquisitions of the 2015 Expansion Territories and the YTD 2016 Expansion Transactions.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Apr. 3,	Jan. 3,	Mar. 29,
In Thousands	2016	2016	2015
Land	$56,151	$24,731	$15,342
Buildings	158,137	134,496	122,521
Machinery and equipment	171,681	165,733	154,977
Transportation equipment	270,740	251,712	200,472
Furniture and fixtures	63,860	59,500	47,929
Cold drink dispensing equipment	438,582	398,867	366,200
Leasehold and land improvements	95,445	94,208	77,983
Software for internal use	99,940	97,760	92,289
Construction in progress	26,524	24,632	10,680
Total property, plant and equipment, at cost	1,381,060	1,251,639	1,088,393
Less: Accumulated depreciation and amortization	742,164	725,819	696,555
Property, plant and equipment, net	$638,896	$525,820	$391,838

Depreciation and amortization expense was $23.4 million and $17.1 million in Q1 2016 and in Q1 2015, respectively. These amounts included amortization expense for leased property under capital leases.

5.  Franchise Rights and Goodwill

	Apr. 3,	Jan. 3,	Mar. 29,
In Thousands	2016	2016	2015
Franchise rights	$527,540	$527,540	$520,672
Goodwill	135,311	117,954	109,984
Total franchise rights and goodwill	$662,851	$645,494	$630,656

A reconciliation of the activity for franchise rights and goodwill for Q1 2015 and Q1 2016 follows:

In Thousands	Franchise rights	Goodwill	Total
Balance on December 28, 2014	$520,672	$106,220	$626,892
Q1 2015 Expansion Territories	0	3,804	3,804
Measurement period adjustment	0	(40)	(40)
Balance on March 29, 2015	$520,672	$109,984	$630,656

Balance on January 3, 2016	$527,540	$117,954	$645,494
Q1 2016 Expansion Transactions	0	16,935	16,935
Measurement period adjustment	0	422	422
Balance on April 3, 2016	$527,540	$135,311	$662,851

The Company’s goodwill and franchise rights reside entirely within the Nonalcoholic Beverage segment. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter.  During Q1 2016, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6.  Other Identifiable Intangible Assets

	Mar. 29, 2015
In Thousands	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$100,509	$1,557	$98,952	20-40 years
Customer lists and other identifiable intangible assets	9,188	4,234	4,954	12-20 years
Total other identifiable intangible assets	$109,697	$5,791	$103,906

	Jan. 3, 2016
In Thousands	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$133,109	$3,323	$129,786	20-40 years
Customer lists and other identifiable intangible assets	11,338	4,676	6,662	12-20 years
Total other identifiable intangible assets	$144,447	$7,999	$136,448

	Apr. 3, 2016
In Thousands	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$133,859	$4,173	$129,686	20-40 years
Customer lists and other identifiable intangible assets	11,888	4,853	7,035	12-20 years
Total other identifiable intangible assets	$145,747	$9,026	$136,721

During Q1 2016, the Company acquired $0.8 million of distribution agreement intangible assets and $0.6 million of customer lists intangible assets related to the YTD 2016 Expansion Transactions.

7.  Other Accrued Liabilities

	Apr. 3,	Jan.3,	Mar 29,
In Thousands	2016	2016	2015
Accrued marketing costs	$18,810	$24,959	$14,161
Accrued insurance costs	25,916	24,353	21,831
Accrued taxes (other than income taxes)	3,379	1,721	4,308
Employee benefit plan accruals	12,868	13,963	13,000
Checks and transfers yet to be presented for payment from zero balance cash accounts	19,726	8,980	8,692
Acquisition related contingent consideration	9,765	7,902	5,542
Commodity hedges at fair market value	2,470	3,442	0
All other accrued liabilities	18,284	18,848	12,912
Total other accrued liabilities	$111,218	$104,168	$80,446

8.  Debt

The Company has historically obtained its debt financing, other than capital leases, from various sources including banks and the public markets. As of April 3, 2016, the Company’s total outstanding balance of debt and capital lease obligations was $814.1 million of which $620.0 million was financed through publicly offered debt. The Company had capital lease obligations of $54.1 million as of April 3, 2016. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”). On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility, thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility includes two financial covenants: a cash flow/fixed charges ratio and a funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants at April 3, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On April 3, 2016, the Company had $140.0 million of outstanding borrowings on the Revolving Credit Facility and had $310.0 million available to meet its cash requirements. On January 3, 2016, the Company had no outstanding borrowings on the Revolving Credit Facility. On March 29, 2015, the Company had $153.0 million of outstanding borrowings on the Revolving Credit Facility.

In November 2015, the Company issued $350 million of unsecured 3.8% Senior Notes due 2025.  The notes were issued at 99.975% of par, which resulted in a discount on the notes of approximately $0.1 million.  Total debt issuance costs for these notes totaled $3.2 million.  The proceeds plus cash on hand were used to repay outstanding borrowings under the Revolving Credit Facility. The Company refinanced its $100 million of senior notes, which matured in April 2015, with borrowings under the Company’s Revolving Credit Facility.  The Company has $164.8 million of senior notes maturing in June 2016.  The Company expects to refinance the notes when due and, accordingly, has classified the $164.8 million of senior notes due in June 2016 as long-term.

As of April 3, 2016, January 3, 2016 and March 29, 2015, the Company had a weighted average interest rate of 4.7%, 5.5% and 5.2%, respectively, for its outstanding debt and capital lease obligations.  The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.7% and 5.3% for Q1 2016 and Q1 2015 respectively. As of April 3, 2016, $140.0 million of the Company’s debt and capital lease obligations of $814.1 million were subject to changes in short-term interest rates.

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

The following summarizes Q1 2016 and Q1 2015 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		First Quarter
In Thousands	Classification of Gain (Loss)	2016	2015
Commodity hedges	Cost of sales	$842	$213
Commodity hedges	Selling, delivery and administrative expenses	198	430
Total		$1,040	$643

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

	Balance Sheet	Apr. 3,	Jan. 3,	Mar. 29,
In Thousands	Classification	2016	2016	2015
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$0	$0	$452
Commodity hedges at fair market value	Other assets	70	3	191
Total assets		$70	$3	$643

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$2,470	$3,442	$0
Total liabilities		$2,470	$3,442	$0

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the consolidated balance sheet and the net amounts of derivative liabilities are recognized in other accrued liabilities in the consolidated balance sheet.  The Company had gross derivative assets of $0.1 million and gross derivative liabilities of $2.5 million as of April 3, 2016. The Company had gross derivative assets of $0.2 million and gross derivative liabilities of $3.6 million as of January 3, 2016.  The Company had gross derivative assets of $1.8 million and gross derivative liabilities of $1.2 million as of March 29, 2015.

The Company’s outstanding commodity derivative agreements as of April 3, 2016 had a notional amount of $45.8 million and a latest maturity date of December 2017.   The Company’s outstanding commodity derivative agreements as of March 29, 2015 had a notional amount of $62.2 million and a latest maturity date of December 2016.

Subsequent to April 3, 2016, the Company entered into additional agreements to hedge certain commodity costs for 2017.  The notional amount of these agreements was $6.6 million.

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
Acquisition Related Contingent Consideration Derivative Financial Instruments

The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

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

The carrying amounts and fair values of the Company's debt, deferred compensation plan assets and liabilities, commodity hedging agreements and acquisition related contingent consideration were as follows:

	Apr. 3, 2016		Jan. 3, 2016		Mar. 29, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$(620,036)	$(658,200)	$(619,628)	$(645,400)	$(371,696)	$(406,500)
Non-public variable rate debt	(140,000)	(140,000)	0	0	(153,000)	(153,000)
Deferred compensation plan assets	21,407	21,407	20,755	20,755	19,720	19,720
Deferred compensation plan liabilities	(21,407)	(21,407)	(20,755)	(20,755)	(19,720)	(19,720)
Commodity hedging agreements-assets	70	70	3	3	643	643
Commodity hedging agreements-liabilities	(2,470)	(2,470)	(3,442)	(3,442)	0	0
Acquisition related contingent consideration	(177,933)	(177,933)	(136,750)	(136,750)	(98,505)	(98,505)

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, commodity hedging agreements and acquisition related contingent consideration:

	Apr. 3, 2016			Jan. 3, 2016			Mar. 29, 2015
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$21,407			$20,755			$19,720
Commodity hedging agreements		$70			$3			$643
Liabilities
Deferred compensation plan liabilities	21,407			20,755			19,720
Commodity hedging agreements		2,470			3,442			0
Acquisition related contingent consideration			$177,933			$136,570			$98,505

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

Under the CBAs the Company entered into in 2016, 2015 and 2014, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the acquired territories.  This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs.  Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the territory expansion to fair value by discounting future expected sub-bottling payments required under the CBAs using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each expansion territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBAs, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows:

	First Quarter
In Thousands	2016	2015
Opening balance	$136,570	$46,850
Increase due to acquisitions	31,171	47,283
Payments/accruals	(6,959)	(717)
Fair value adjustment - (income) expense	17,151	5,089
Ending balance	$177,933	$98,505

As of April 3, 2016 and March 29, 2015, the Company has recorded a liability of $177.9 million and $98.5 million, respectively, to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data. The contingent consideration is reassessed and adjusted to fair value each quarter through other income (expense). During Q1 2016 and Q1 2015, the Company recorded an unfavorable fair value adjustment to the contingent consideration liability of $17.2 million and $5.1 million, respectively, primarily due to updated projections and a change in the risk-free interest rate.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The unfavorable fair value adjustment of the acquisition related contingent consideration for both Q1 2016 and Q1 2015, which was primarily due to updated projections and a change in the risk-free interest rate used to estimate the Company’s WACC, is recorded in other income (expense) on the Company’s consolidated statements of operations.

There were no transfers of assets or liabilities between Levels in any period presented.

11.  Other Liabilities

In Thousands	Apr. 3, 2016	Jan .3, 2016	Mar. 29, 2015
Accruals for executive benefit plans	$122,066	$122,077	$120,911
Acquisition related contingent consideration	168,168	128,668	92,963
Other	16,520	16,345	16,015
Total other liabilities	$306,754	$267,090	$229,889

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

The Company guarantees a portion of SAC’s and Southeastern’s debt.  The amounts guaranteed were $25.3 million, $30.6 million and $34.1 million as of April 3, 2016, January 3, 2016 and March 29, 2015, respectively.  The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial.  The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities.  These guarantees expire at various dates through 2023.  The members of both cooperatives consist solely of Coca-Cola bottlers.  The Company does not anticipate either of these cooperatives will fail to fulfill its commitments.  The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees.  In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees.  If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on April 3, 2016 would have been $23.9 million for SAC and $25.3 million for Southeastern. The Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.4 million for Southeastern.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On April 3, 2016, these letters of credit totaled $26.9 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of April 3, 2016 amounted to $32.9 million and expire at various dates through 2026.

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

13.  Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense (benefit) by income before income taxes, for Q1 2016 and Q1 2015 was 36.0% and 33.9%, respectively.  The increase in the effective tax rate was driven primarily by an increase in the state tax rate applied to the deferred tax assets and liabilities driven by the new territories and a decrease to the favorable manufacturing deduction (as a % of pre-tax income) caused by new territories which do not qualify for the deduction. The Company’s effective tax rate, as calculated by dividing income tax expense (benefit) by income before income taxes minus net income attributable to noncontrolling interest, for Q1 2016 and Q1 2015 was 33.6% and 40.5%, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

As of April 3, 2016, January 3, 2016 and March 29, 2015, the Company had $3.1 million, $2.9 million and $2.9 million, respectively, of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

Prior tax years beginning in year 2012 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which simplified the presentation of deferred income taxes. This guidance requires that deferred tax assets and deferred tax liabilities be classified and presented as noncurrent on the balance sheet. The Company elected to early adopt this new accounting guidance effective January 3, 2016 on a prospective basis.  Adoption of this accounting guidance resulted in a reclassification of the Company’s net current deferred tax asset to the net noncurrent deferred tax liability on the Company’s consolidated financial statements as of January 3, 2016.  No prior periods were retrospectively adjusted.

As of April 3, 2016, the Company revalued its existing net deferred tax liabilities for the effects which resulted from the YTD 2016 Expansion Transactions.  The impact was a decrease to the recorded income tax benefit of $0.8 million.

14.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of accumulated other comprehensive loss for Q1 2016 and Q1 2015 is as follows:

In Thousands	Jan. 3, 2016	Pre-tax Activity	Tax Effect	Apr. 3, 2016
Net pension activity:
Actuarial loss	$(68,243)	$741	$(286)	$(67,788)
Prior service costs	(78)	7	(3)	(74)
Net postretirement benefits activity:
Actuarial loss	(19,825)	587	(227)	(19,465)
Prior service costs	5,744	(840)	324	5,228
Foreign currency translation adjustment	(5)	15	(5)	5
Total	$(82,407)	$510	$(197)	$(82,094)

In Thousands	Dec. 28, 2014	Pre-tax Activity	Tax Effect	Mar. 29, 2015
Net pension activity:
Actuarial loss	$(74,867)	$796	$(307)	$(74,378)
Prior service costs	(99)	9	(4)	(94)
Net postretirement benefits activity:
Actuarial loss	(22,759)	717	(277)	(22,319)
Prior service costs	7,812	(840)	324	7,296
Foreign currency translation adjustment	(1)	(7)	3	(5)
Total	$(89,914)	$675	$(261)	$(89,500)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
Q1 2016
Cost of sales	$75	$(38)	$37
Selling, delivery & administrative expenses	673	(215)	458
Subtotal pre-tax	748	(253)	495
Income tax expense	289	(97)	192
Total after tax effect	$459	$(156)	$303

Q1 2015
Cost of sales	$81	$(16)	$65
Selling, delivery & administrative expenses	724	(107)	617
Subtotal pre-tax	805	(123)	682
Income tax expense	311	(47)	264
Total after tax effect	$494	$(76)	$418

15.  Capital Transactions

On March 8, 2016 and March 3, 2015, the Compensation Committee of the Company’s Board of Directors determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a performance unit award agreement to J. Frank Harrison, III, in connection with his services in 2015 and 2014, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company.  As permitted under the terms of the performance unit award agreement, 19,080 of such shares were settled in cash in both 2016 and 2015 to satisfy tax withholding obligations in connection with the vesting of the performance units.

Compensation expense for the performance unit award agreement recognized in Q1 2016 was $1.6 million, which was based upon a Common Stock share price of $162.69 on April 1, 2016.  Compensation expense for the performance unit award agreement recognized in Q1 2015 was $1.1 million, which was based upon a Common Stock share price of $111.57 on March 27, 2015.

The increase in the total number of shares outstanding in Q1 2016 and Q1 2015 was due to the issuance of the 20,920 shares of Class B Common Stock related to the performance unit award agreement in each year.

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

The components of net periodic pension cost were as follows:

	First Quarter
In Thousands	2016	2015
Service cost	$28	$35
Interest cost	3,031	2,974
Expected return on plan assets	(3,458)	(3,388)
Amortization of prior service cost	7	9
Recognized net actuarial loss	741	796
Net periodic pension cost	$349	$426

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The Company did not make contributions to the Company-sponsored pension plans during Q1 2016.  Anticipated contributions for the two Company-sponsored pension plans will be in the range of $10 million to $12 million during the remainder of 2016.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees.  The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service.  The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2016	2015
Service cost	$350	$325
Interest cost	778	708
Recognized net actuarial loss	587	717
Amortization of prior service cost	(840)	(840)
Net periodic postretirement benefit cost	$875	$910

Multi-Employer Benefits

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Plan”), to which the Company makes monthly contributions on behalf of such employees.  The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015.  The Company agreed and incorporated such agreement in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, to participate in the Rehabilitation Plan. The Company increased its contribution rates to the Plan effective January 2015 with additional increases occurring annually to support the Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan.  The Company’s withdrawal liability was reported by the Plan’s actuary to be approximately $4.5 million.  The Company does not currently anticipate withdrawing from the Plan.

17.  Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured.  As of April 3, 2016, The Coca-Cola Company owned approximately 34.8% of the Company’s total outstanding Common Stock, representing approximately 4.9% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class.  As long as The Coca-Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their shares of the Company’s Class B Common Stock which they control in favor of such designee.  The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2016	2015
Payments by the Company for concentrate, syrup, sweetener and other purchases	$123.2	$103.2
Marketing funding support payments to the Company	15.6	11.5
Payments by the Company net of marketing funding support	$107.6	$91.7

Payments by the Company for customer marketing programs	$29.1	$14.5
Payments by the Company for cold drink equipment parts	4.6	2.9
Fountain delivery and equipment repair fees paid to the Company	5.6	3.7
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	0.5	0.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	1.5	1.2

The Company has a production arrangement with CCR to buy and sell finished products.  Sales to CCR under this arrangement were $13.1 million and $8.8 million in Q1 2016 and Q1 2015, respectively.  Purchases from CCR under this arrangement were $60.4 million and $32.0 million in Q1 2016 and Q1 2015, respectively. Prior to the sale of BYB to The Coca-Cola Company, CCR distributed one of the Company’s brands (“Tum-E Yummies”).  Total sales to CCR for Tum-E Yummies were $4.9 million in Q1 2015. During the third quarter of 2015, the Company sold BYB, the subsidiary that owned and distributed Tum-E Yummies, to The Coca-Cola Company and recorded a gain of $22.7 million on the sale. The Company continues to distribute Tum-E Yummies following the sale. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottlers’ locations. Total sales to CCR for transporting CCR’s product were $5.0 million and $2.3 million in Q1 2016 and Q1 2015, respectively.

The acquisitions and divestitures with CCR and The Coca-Cola Company described above in Note 2 to the consolidated financial statements are incorporated herein by reference.  As described above in Note 2 to the consolidated financial statements, the Company and CCR have entered into and closed the following asset purchase agreements relating to certain territories previously served by CCR’s facilities and equipment located in these territories:

	Asset Agreement	Acquisition Closing
Territory	Date	Date
Johnson City and Morristown, Tennessee	May 7, 2014	May 23, 2014
Knoxville, Tennessee	August 28, 2014	October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014	February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015	May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth
City, North Carolina	September 23, 2015	October 30, 2015
Richmond and Yorktown, Virginia and Easton and Salisbury,
Maryland	September 23, 2015	January 29, 2016
Sandston Regional Manufacturing Facility	October 30, 2015	January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata
Maryland	September 23, 2015	April 1, 2016

As part of the distribution territory closings under these asset purchase agreements, the Company signed CBAs which have terms of ten years and are renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca-Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. As of April 3, 2016, January 3, 2016 and March 29, 2015, the Company had recorded a liability of $177.9 million, $136.6 million and $98.5 million, respectively, to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. A

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

payment of $5.0 million was made to CCR under the CBAs during Q1 2016. There were no payments to CCR under the CBAs during Q1 2015.

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

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services   Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States.  CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate).  The Company pays an administrative fee to CCBSS for its services.  Administrative fees to CCBSS for its services were $0.2 million and $0.1 million in Q1 2016 and Q1 2015, respectively.  Amounts due from CCBSS for rebates on raw materials were $4.6 million, $5.9 million and $3.4 million as of April 3, 2016, January 3, 2016 and March 29, 2015, respectively.  CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative.  SAC sells finished products to the Company at cost.  Purchases from SAC by the Company for finished products were $33.2 million and $30.5 million in Q1 2016 and Q1 2015, respectively.  In addition, the Company transports product for SAC to the Company’s and other Coca-Cola bottlers’ locations. Total sales to SAC for transporting SAC’s product were $2.1 million and $1.8 million in Q1 2016 and Q1 2015, respectively. The Company also manages the operations of SAC pursuant to a management agreement.  Management fees earned from SAC were $0.5 million and $0.4 million in Q1 2016 and Q1 2015, respectively.  The Company has also guaranteed a portion of debt for SAC.  Such guarantee                                                                                                                                                                                                                                                                                                                                                amounted to $15.9 million as of April 3, 2016.  The Company’s equity investment in SAC was $4.1 million as of April 3, 2016,                                        January 3, 2016 and March 29, 2015 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles.  Net purchases from these entities were $19.7 million in Q1 2016 and $18.1 million in Q1 2015.  In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt.  Such guarantee amounted to $9.4 million as of April 3, 2016.  The Company’s equity investment in Southeastern was $18.1 million, $18.3 million and $18.3 million as of April 3, 2016, January 3, 2016 and March 29, 2015, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary.  No impairment of the Company’s investments in SAC or Southeastern has been identified as of April 3, 2016 nor was there any impairment in 2015.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina.  HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries.  Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP.  The SPC lease expires on December 31, 2020.  The principal balance outstanding under this capital lease as of April 3, 2016, January 3, 2016 and March 29, 2015 was $16.8 million $17.5 million and $19.4 million, respectively. Rental payments related to this lease were $1.0 million in both Q1 2016 and Q1 2015.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility.  The lease expires on December 31, 2021.  Beacon’s majority shareholder is J. Frank Harrison, III and Morgan H. Everett is a minority shareholder.  The principal balance outstanding under this capital lease as of April 3, 2016, January 3, 2016 and March 29, 2015 was $17.5 million, $18.1 million and $20.0 million, respectively.  Rental payments related to this lease were $1.1 million and $1.0 million in Q1 2016 and Q1 2015, respectively.

CONA

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The Company is a member of CONA Services LLC (“CONA”), an entity formed with The Coca-Cola Company and certain Coca-Cola bottlers to provide business process and information technology services to its members.  Under the CONA limited liability agreement executed January 27, 2016 (as amended or restated from time to time, the “CONA LLC Agreement”), the Company and other members of CONA are required to make capital contributions to CONA if and when approved by CONA’s board of directors, which is comprised of representatives of the members.  During Q1 2016, the Company made $1.2 million of capital contributions to CONA.

The Company is a party to a Master Services Agreement (the “Master Services Agreement”) with CONA, pursuant to which CONA agreed to make available, and the Company became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca-Cola bottlers. Pursuant to the Master Services Agreement, CONA agreed to make available, and authorized the Company to use, the CONA System in connection with the distribution, sale, marketing and promotion of non-alcoholic beverages the Company is authorized to distribute under its comprehensive beverage agreement or any other agreement with The Coca-Cola Company (the “Beverages”) in the territories the Company serves (the “Territories”), subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third-parties and used in connection with the CONA System. As part of making the CONA System available to the Company, CONA will provide certain business process and information technology services to the Company, including the planning, development, management and operation of the CONA System in connection with the Company’s direct store delivery of products (collectively, the “CONA Services”).  In exchange for the Company’s right to use the CONA System and right to receive the CONA Services under the Master Services Agreement, the Company will be charged service fees by CONA on a quarterly basis based on the number of physical cases of Beverages distributed by the Company during the applicable period in the Territories where the CONA Services have been implemented (the “Service Fees”).  Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute products of The Coca-Cola Company (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the Service Fees will be changed to be an amount per physical case of Beverages distributed in any portion of the Territories that is equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed by all of the members of CONA, subject to certain exceptions. The Company is obligated to pay the Service Fees under the Master Services Agreement even if it is not using the CONA System for all or any portion of its operations in the Territories.

During Q1 2016, the Company incurred CONA Service Fees of $1.4 million.

NPSG

The Coca-Cola Company, the Company and three other Coca-Cola bottlers who are regional producing bottlers in The Coca-Cola Company’s national product supply system (collectively, the “Regional Producing Bottlers”) are parties to a national product supply governance agreement (the “NPSG Governance Agreement”), pursuant to which The Coca-Cola Company and the Regional Producing Bottlers have established a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca-Cola Company and (iii) each other Regional Producing Bottler. The stated objectives of the NPSG include, among others, (i) Coca-Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for the ongoing operations thereof. The Company is obligated to pay a certain portion of the costs of operating the NPSG.  Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca-Cola system strategic investment opportunities that are consistent with the NPSG Governance Agreement.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18.  Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2016	2015
Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:

Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(10,041)	$2,224
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	538	532
Total undistributed earnings	$(12,364)	$(93)

Common Stock undistributed earnings – basic	$(9,496)	$(72)
Class B Common Stock undistributed earnings – basic	(2,868)	(21)
Total undistributed earnings – basic	$(12,364)	$(93)

Common Stock undistributed earnings – diluted	$(9,496)	$(71)
Class B Common Stock undistributed earnings – diluted	(2,868)	(22)
Total undistributed earnings – diluted	$(12,364)	$(93)

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed earnings – basic	(9,496)	(72)
Numerator for basic net income (loss) per Common Stock share	$(7,711)	$1,713

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$538	$532
Class B Common Stock undistributed earnings – basic	(2,868)	(21)
Numerator for basic net income (loss) per Class B Common Stock share	$(2,330)	$511

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

	First Quarter
In Thousands (Except Per Share Data)	2016	2015
Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	538	532
Common Stock undistributed earnings – diluted	(12,364)	(93)
Numerator for diluted net income (loss) per Common Stock share	$(10,041)	$2,224

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$538	$532
Class B Common Stock undistributed earnings – diluted	(2,868)	(22)
Numerator for diluted net income (loss) per Class B Common Stock share	$(2,330)	$510

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,157	2,136

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,298	9,317
Class B Common Stock weighted average shares outstanding – diluted	2,157	2,176

Basic net income (loss) per share:
Common Stock	$(1.08)	$0.24

Class B Common Stock	$(1.08)	$0.24

Diluted net income (loss) per share:
Common Stock	$(1.08)	$0.24

Class B Common Stock	$(1.08)	$0.23

The 40,000 unvested performance units granted to Mr. Harrison in 2016 were excluded from the computations of diluted net earnings per share from Q1 2016 calculation, because their effect would have been anti-dilutive.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19.  Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
In Thousands	2016	2015
Accounts receivable, trade, net	$(22,283)	$(18,630)
Accounts receivable from The Coca-Cola Company	(25,093)	(7,898)
Accounts receivable, other	(2,777)	2,223
Inventories	(7,778)	(17,883)
Prepaid expenses and other current assets	7,710	4,800
Accounts payable, trade	17,219	4,269
Accounts payable to The Coca-Cola Company	15,374	8,984
Other accrued liabilities	(4,691)	8,042
Accrued compensation	(23,966)	(12,918)
Accrued interest payable	7,359	5,113
Change in current assets less current liabilities (exclusive of acquisition)	$(38,926)	$(23,898)

20.  Segments

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. Prior to the sale of BYB, the Company believed five operating segments existed. Two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages (made up entirely of BYB), have been aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represents the vast majority of the Company’s consolidated revenues, operating income, and assets. After the sale of BYB, the Company believes four operating segments exist.  The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. As a result, these three operating segments have been combined into an “All Other” reportable segment.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

The Company’s segment results are as follows:

	First Quarter
In Thousands	2016	2015
Net Sales:
Nonalcoholic Beverages	$606,928	$441,683
All Other	45,709	33,815
Eliminations*	(27,181)	(22,245)
Consolidated	$625,456	$453,253

Operating Income:
Nonalcoholic Beverages	$10,968	$15,331
All Other	1,433	1,571
Consolidated	$12,401	$16,902

Depreciation and Amortization:
Nonalcoholic Beverages	$22,908	$16,705
All Other	1,481	952
Consolidated	$24,389	$17,657

Capital Expenditures:
Nonalcoholic Beverages	$24,994	$19,252
All Other	6,658	7,140
Consolidated	$31,652	$26,392

	Apr. 3,	Mar. 29	Jan. 3,
	2016	2015	2016
Total Assets:
Nonalcoholic Beverages	$1,941,680	$1,523,154	$1,804,084
All Other	88,306	54,522	75,842
Eliminations	(6,123)	(7,052)	(33,361)
Consolidated	$2,023,863	$1,570,624	$1,846,565

*NOTE: The entire net sales elimination for each year presented represent net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Net sales by product category were as follows:

	First Quarter
In Thousands	2016	2015
Bottle/can sales:
Sparkling beverages (including energy products)	$411,137	$297,819
Still beverages	107,723	70,588
Total bottle/can sales	518,860	368,407

Other sales:
Sales to other Coca-Cola bottlers	50,210	37,846
Post-mix and other	56,386	47,000
Total other sales	106,596	84,846

Total net sales	$625,456	$453,253

Sparkling beverages are carbonated beverages and energy products and still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21.  Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company included in its Annual Report on Form 10-K for the year ended January 3, 2016 under the caption “Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any critical accounting policies during Q1 2016.  Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

Recently Adopted Pronouncements

In February 2015, the FASB issued new guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance was effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued new guidance on accounting for debt issuance costs. The new guidance requires that all cost incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt.  In August 2015, the FASB issued additional guidance which clarified that an entity can present debt issuance costs of a line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The standard was retrospectively adopted by the Company on January 4, 2016. As a result, $3.1 million and $1.1 million of debt issuance costs at January 3, 2016 were reclassified to long-term debt from other assets and prepaid expenses and other current assets, respectively.  $0.7 million and $1.4 million of debt issuance costs at March 29, 2015 were reclassified to long-term debt from other assets and prepaid expenses and other current assets, respectively.

In April 2015, the FASB issued new guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the arrangement should be accounted for consistent with the acquisition of other software licenses, otherwise, the arrangement should be accounted for consistent with other service contracts. The new guidance was effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued new guidance which removes the requirement to categorize investments for which fair value is measured using fair value per share in the fair value hierarchy and limits certain required disclosures to those for which fair value is being measured using the net asset value per share practical expedient.  The new guidance was effective for annual and interim periods beginning after December 15, 2015.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

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

Recently Issued Pronouncements

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers.  The new guidance was to be effective for annual and interim periods beginning after December 15, 2016.  In July 2015, the FASB deferred the effective date to annual and interim periods beginning after December 15, 2017.  In March 2016 and April 2016, the FASB issued new guidance that amends certain aspects of the May 2014 new guidance. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued new guidance which amends the guidance on the classification and measurement of financial instruments.  The new guidance revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value.  The new guidance is effective for annual and interim reporting periods beginning after December 31, 2017.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee-share based transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22.   Subsequent Event

On April 29, 2016, the Company completed the remaining transactions contemplated by the September 2015 APA by acquiring Expansion Territories served by CCR through CCR’s facilities and equipment located in Baltimore, Hagerstown and Cumberland, Maryland. On April 29, 2016, the Company also completed the remaining transactions contemplated by the October 2015 APA by acquiring Regional Manufacturing Facilities located in Silver Spring, Maryland and Baltimore, Maryland.  The Company has not completed the preliminary allocation of the purchase price to the individual acquired assets and assumed liabilities for these transactions.  The transactions will be accounted for as a business combination under FASB ASC 805.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca-Cola Bottling Co. Consolidated (the “Company,” “we” and “our”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”).  The noncontrolling interest primarily consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Expansion Transactions

Since April 2013, as a part of The Coca-Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions with The Coca-Cola Company and Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca-Cola Company, to expand the Company’s distribution operations significantly through the acquisition of rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Territory Expansion Transactions”).  During 2015, the Company completed its acquisitions of Expansion Territories announced as part of the April 2013 letter of intent signed with The Coca-Cola Company which included Expansion Territories in parts of Tennessee, Kentucky and Indiana previously served by CCR.

As a part of these transactions, in May 2015, the Company also completed an exchange transaction where it acquired certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky (including the rights to produce such beverages in the Lexington, Kentucky territory) in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory previously served by the Company’s facilities and equipment located in Jackson, Tennessee (including the rights to produce such beverages in the Jackson, Tennessee territory). The net assets received by the Company in the Lexington-for-Jackson exchange transaction, after deducting the value of certain retained assets and retained liabilities, was approximately $10.5 million, which was paid in cash at closing.  Subsequent to the quarter ended April 3, 2016 (“Q1 2016”), the net assets received in the exchange increased by approximately $7.0 million as a result of completing the post-closing adjustment under the Asset Exchange Agreement.

On May 12, 2015, the Company and The Coca-Cola Company entered into a second non-binding letter of intent (the “May 2015 LOI”) pursuant to which CCR would grant the Company in two phases certain exclusive rights for the distribution, promotion, marketing and sale of The Coca-Cola Company-owned and licensed products in additional territories then served by CCR and would sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca-Cola Company brands.  The major markets that would be served as part of the expansion contemplated by the May 2015 LOI include: Baltimore, Alexandria, Norfolk, Richmond, District of Columbia, Cincinnati, Columbus, Dayton and Indianapolis.

On September 23, 2015, the Company and CCR entered into an asset purchase agreement for the first phase of this additional Distribution Territory Expansion Transaction contemplated by the May 2015 LOI (the “September 2015 APA”) by acquiring Expansion Territory in: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia (the “Next Phase Territories”).  The first closing for the series of Next Phase Territories transactions (the “Next Phase Territories Transactions”) occurred on October 30, 2015 for Norfolk, Fredericksburg and Staunton in Virginia and Elizabeth City in North Carolina.  The second closing for the series of Next Phase Territories Transactions occurred on January 29, 2016 for Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia. The third closing for the series of Next Phase Territories Transactions occurred on April 1, 2016 for Capitol Heights and La Plata, Maryland and Alexandria, Virginia.  The closings for the remainder of the Next Phase Territories Transactions occurred on April 29, 2016 for Baltimore, Cumberland and Hagerstown, Maryland.  At each of the October 2015, January 2016 and April 2016 closings, the Company entered into a comprehensive beverage agreement with CCR in substantially the same form as the form of comprehensive beverage agreement currently in effect in the territories acquired in the earlier Distribution Territory Expansion Transactions (the “Initial CBA”) that will require the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products (as defined in the Initial CBA) in the applicable Next Phase Territories.

The Company is continuing to work towards a definitive agreement or agreements with The Coca-Cola Company for the remainder of the proposed distribution territory expansion described in the May 2015 LOI, including distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois (the “Subsequent Phase Territories”).

The net cash purchase price for each of the Expansion Territories Transactions completed by April 3, 2016 is as follows:

	Acquisition / Exchange	(Net) Cash Purchase Price
Territory	Date	(In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.2
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	18.0
Paducah and Pikeville, Kentucky	May 1, 2015	7.5
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015	10.5
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015	26.1
Annapolis, Maryland Ready Made Center	October 30, 2015	5.3
Richmond, Sandston and Yorktown, Virginia and Easton and Salisbury, Maryland	January 29, 2016	65.7
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	April 1, 2016	35.5

The cash purchase price amounts included in the table above are subject in each case to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results for the 2015 Expansion Territories and the YTD 2016 Expansion Transactions have been included in the Company’s consolidated financial statements from their acquisition or exchange dates.  These territories contributed $142.5 million and $18.1 million in net sales and $1.3 million and $1.8 million in operating income in Q1 2016 and the quarter ended March 29, 2015 (“Q1 2015”), respectively.

Manufacturing Letter of Intent and Definitive Agreement for Manufacturing Facilities Serving Next Phase Territories

The May 2015 LOI contemplated that The Coca-Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. (“EPBs”) to implement a national product supply system. As a result of subsequent discussions among the EPBs and The Coca-Cola Company, on September 23, 2015, the Company and The Coca-Cola Company entered into a non-binding letter of intent (the “Manufacturing LOI”) pursuant to which CCR would sell six manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets (collectively, “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system (the “Manufacturing Facility Expansion Transactions”).  Similar to, and as an integral part of, the Distribution Territory Expansion Transactions described in the May 2015 LOI, the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases. The first phase includes three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland that serve the Next Phase Territories. The second phase includes three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the Subsequent Phase Territories.  On October 30, 2015, the Company and CCR entered into a definitive purchase and sale agreement for the Manufacturing Assets that comprise the three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland (the “Next Phase Manufacturing Transactions”). The first closing for the series of Next Phase Manufacturing Transactions occurred on January 29, 2016 for the Sandston, Virginia facility. The final closings for the series of Next Phase Manufacturing Transactions occurred on April 29, 2016 for the acquisition of Regional Manufacturing Facilities located in Silver Spring, Maryland and Baltimore, Maryland.

The rights for the manufacture, production and packaging of specified beverages at the Regional Manufacturing Facilities have been granted by The Coca-Cola Company to the Company pursuant to an initial regional manufacturing agreement in the form disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016 (the “Initial RMA”). Pursuant to its terms, the Initial RMA will be amended, restated and converted into a final form of regional manufacturing agreement (the “Final RMA”) concurrent with the conversion of the Company’s Bottling Agreements (as defined below) to the Final CBA as described in the description of the Territory Conversion Agreement (defined and described below). Under the Final RMA, the Company’s aggregate business directly and primarily related to the manufacture of Authorized Covered Beverages, permitted cross-licensed brands and other beverages and beverage products for The Coca-Cola Company will be subject to the same agreed upon sale process provisions included in the Final CBA as described below, which include the need to obtain The Coca-Cola Company’s prior approval of a potential purchaser of such manufacturing business. The Coca-Cola Company will also have the right to terminate the Final RMA in the event of an uncured default by the Company.

The Company is continuing to work towards a definitive agreement or agreements with The Coca-Cola Company for the remainder of the proposed Manufacturing Facility Expansion Transactions described in the Manufacturing LOI, which includes three manufacturing facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio.

On October 30, 2015, the Company, The Coca-Cola Company and the other EPBs who are considered Regional Producing Bottlers entered into a national product supply governance agreement (the “NPSG Governance Agreement”). Pursuant to the NPSG Governance Agreement, The Coca-Cola Company and the Regional Producing Bottlers have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca-Cola Company and (iii) each other Regional Producing Bottler. The stated objectives of the NPSG include, among others, (i) Coca-Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning. The NPSG Board will make and/or oversee and direct certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for the ongoing operations thereof. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca-Cola system strategic investment opportunities that are consistent with the NPSG Governance Agreement.

Territory Conversion Agreement

Concurrent with their execution of the September 2015 APA, the Company, CCR and The Coca-Cola Company executed a territory conversion agreement  (as amended February 8, 2016, the “Territory Conversion Agreement”), which provides that, except as noted below, all of the Company’s master bottle contracts, allied bottle contracts, Initial CBAs and other bottling agreements with The Coca-Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products (as defined therein) (collectively, the “Bottling Agreements”) would be amended, restated and converted (upon the occurrence of certain events described below) to a new and final comprehensive beverage agreement (the “Final CBA”). The conversion would include all of the Company’s then existing Bottling Agreements in the Expansion Territories and in all other territories in the United States where the Company has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca-Cola Company (the “Legacy Territory”), but would not affect any Bottling Agreements with respect to the greater Lexington, Kentucky territory.  At the time of the conversion of the Bottling Agreements for the Legacy Territory to the Final CBA, CCR will pay a fee to the Company in cash (or another mutually agreed form of payment or credit) in an amount equivalent to 0.5 times the EBITDA the Company generates from sales in the Legacy Territory of Beverages (as defined in the Final CBA) either (i) owned by The Coca-Cola Company or licensed to The Coca-Cola Company and sublicensed to the Company, or (ii) owned by or licensed to Monster Energy Company on which the Company pays, and The Coca-Cola Company receives, a facilitation fee.

The Company may elect to cause the conversion of the Bottling Agreements to the Final CBA to occur at any time by giving written notice to The Coca-Cola Company. Further, now that the transactions contemplated by the September 2015 APA have been consummated, the conversion will occur automatically upon the earliest of (i) the consummation of all of the transactions described in the May 2015 LOI regarding the Subsequent Phase Territories (the “Subsequent Phase Territory Transactions”), (ii) January 1, 2020, as long as The Coca-Cola Company has satisfied certain obligations described in the Territory Conversion Agreement regarding its intent to complete the Subsequent Phase Territory Transactions, or (iii) 30 days following the Company’s (a) termination of good faith negotiations of the Subsequent Phase Territory Transactions on terms similar to the Next Phase Territory Transactions or (b) notification that it no longer wants to pursue the Subsequent Phase Territory Transactions.

The Final CBA is similar to the Initial CBA in many respects, but also includes certain modifications and several new business, operational and governance provisions. For example, the Final CBA contains provisions that apply in the event of a potential sale of the Company or its aggregate businesses directly and primarily related to the marketing, promotion, distribution, and sale of Covered Beverages and Related Products (collectively, the “Business”). Under the Final CBA, the Company may only sell the Business to The Coca-Cola Company or third party buyers approved by The Coca-Cola Company. The Company annually can obtain a list of such approved third party buyers from The Coca-Cola Company or, upon receipt of a third party offer to purchase the Business, may seek approval of such buyer by The Coca-Cola Company. In addition, the Final CBA contains a sale process that would apply if the Company notifies The Coca-Cola Company that it wishes to sell the Business to The Coca-Cola Company. In such event, if the Company and The Coca-Cola Company are unable in good faith to negotiate terms and conditions of a binding purchase and sale agreement, including the purchase price for the Business, then the Company may either withdraw from negotiations with The Coca-Cola Company or initiate a third-party valuation process described in the Final CBA to determine the purchase price for the Business and, upon such third party’s determination of the purchase price, may decide to continue with its potential sale of the Business to The Coca-Cola Company. The Coca-Cola Company would then have the option to (i) purchase the Business for such purchase price pursuant to defined terms and conditions set forth in the Final CBA (including, to the extent not otherwise agreed by the Company and The Coca-Cola Company, default non-price terms and conditions of the acquisition agreement) or (ii) elect not to purchase the

Business, in which case the Final CBA would automatically be amended to, among other things, permit the Company to sell the Business to any third party without obtaining The Coca-Cola Company’s prior approval of such third party.

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

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world.  The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in fourteen states primarily in the Southeast.  The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages.  Sparkling beverages are carbonated beverages, including energy products.  Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

The nonalcoholic beverage market is highly competitive.  The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 90% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.  The sparkling beverage category (including energy products) represents approximately 79% of the Company’s Q1 2016 bottle/can net sales to retail customers.

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

Net sales by product category were as follows:

	First Quarter
In Thousands	2016	2015
Bottle/can sales:
Sparkling beverages (including energy products)	$411,137	$297,819
Still beverages	107,723	70,588
Total bottle/can sales	518,860	368,407

Other sales:
Sales to other Coca-Cola bottlers	50,210	37,846
Post-mix and other	56,386	47,000
Total other sales	106,596	84,846

Total net sales	$625,456	$453,253

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. New products and packaging introductions over the last several years include Coca-Cola Life, the 12-ounce sleek can, 253 ml single bottles and multi-packs, 15-pack configuration of 12 oz. cans, the 7.5-ounce sleek can in both singles and multi-packs, Yup milk beverages and Core Power protein drinks.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $64.4 million and $57.3 million in Q1 2016 and Q1 2015, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system.  This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products.  In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Results of Operations

Q1 2016 Compared to Q1 2015.

The following overview provides a summary of key information concerning the Company’s financial results for Q1 2016 compared to Q1 2015.

	First Quarter
In Thousands (Except Per Share Data)	2016	2015	Change	% Change
Net sales	$625,456	$453,253	$172,203	38.0
Cost of sales	381,558	268,880	112,678	41.9
Gross margin	243,898	184,373	59,525	32.3
S,D&A expenses	231,497	167,471	64,026	38.2
Income from operations	12,401	16,902	(4,501)	(26.6)
Interest expense, net	9,361	7,347	2,014	27.4
Other income (expense), net	(17,151)	(5,089)	(12,062)	237.0
Income (loss) before taxes	(14,111)	4,466	(18,577)	N/M
Income tax expense (benefit)	(5,078)	1,513	(6,591)	N/M
Net income (loss)	(9,033)	2,953	(11,986)	N/M

Net income (loss) attributable to the Company	(10,041)	2,224	(12,265)	N/M

Basic net income (loss) per share:
Common Stock	$(1.08)	$0.24	$(1.32)	N/M
Class B Common Stock	$(1.08)	$0.24	$(1.32)	N/M
Diluted net income (loss) per share:
Common Stock	$(1.08)	$0.24	$(1.32)	N/M
Class B Common Stock	$(1.08)	$0.23	$(1.31)	N/M

Items Impacting Operations and Financial Condition

The following items affect the comparability of the Q1 2016 and Q1 2015 financial results:

Q1 2016

•	$6.4 million of expenses related to acquiring and transitioning Expansion Territories;
•	$142.5 million in net sales and $1.3 million of operating income related to the Expansion Territories:
•	$4.0 million of expense related to a one-time special charitable contribution; and
•	$17.2 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

Q1 2015

•	$3.0 million of expenses related to acquiring and transitioning Expansion Territories;
•	$18.1 million in net sales and $1.8 million of operating income related to the Expansion Territories; and
•	$5.1 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

Net Sales

Net sales increased $172.2 million, or 38.0%, to $625.5 million in Q1 2016 compared to $453.3 million in Q1 2015.

The increase in net sales was principally attributable to the following (in millions):

Q1 2016	Attributable to:
$117.8

Net sales increase related to the 2015 Expansion Territories  and the YTD 2016 Expansion Transactions, reduced by the 2015 comparable sales of the Legacy Territories exchanged for expansion territories in 2015

23.8

6.5% increase in bottle/can sales price per unit to retail customers in the Company's Legacy Territories and 2014 Expansion Territories, primarily due to an increase in energy beverage volume, including MEC Products (which have a higher sales price per unit), and an increase in all beverage categories sales price per unit, except the water beverage category

23.0

6.7% increase in bottle/can sales volume to retail customers in the Company's Legacy Territories and 2014 Expansion Territories primarily due to an increase in energy beverages, including MEC Products, and still beverages

(6.9)	Decrease in sales of the Company's own brand products primarily due to the sale of BYB during the third quarter of 2015
6.8	Increase in external transportation revenue
4.8	12.8% increase in sales volume to other Coca-Cola bottlers for Legacy manufacturing operations, primarily due to a volume increase in all beverage categories
1.1

2.6% increase in sales price per unit to other Coca-Cola bottlers for Legacy manufacturing operations primarily due to a higher percentage of still products which have higher sales price per unit than nonenergy sparkling beverages and higher sales price per unit for sparkling beverages

1.1	5.3% increase in the Company's Legacy Territories and 2014 Expansion Territories post-mix sales volume
0.7	Other
$172.2	Total increase in net sales

In Q1 2016, the Company’s bottle/can sales to retail customers accounted for approximately 83% of the Company’s total net sales.  Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances.  Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q1 2016 and Q1 2015 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2016	Q1 2015	% Increase
Sparkling beverages (including energy products)	78.4%	81.0%	28.3
Still beverages	21.6%	19.0%	50.3
Total bottle/can sales volume	100.0%	100.0%	32.5

Bottle/can volume to retail customers (excluding 2016 and 2015 Expansion Territories) increased 6.7%, which represented a 3.5% increase in sparkling beverages and a 20.1% increase in still beverages in Q1 2016 compared to Q1 2015.  The increase in sparkling beverages was primarily due to increases in energy beverages, which was primarily due to the Company’s expanding its territories where the Company distributes MEC Products.  The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages (other than energy beverages) are in a mature state and have a lower growth trajectory, while still beverages and energy beverages have a higher growth trajectory primarily driven by changing customer preferences.

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During Q1 2016, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 20% and approximately 23% of the Company’s total bottle/can volume and approximately 14% and approximately 15% of the Company’s total net sales during Q1 2016 and Q1 2015, respectively. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 9% and approximately 7% of the Company’s total bottle/can volume and approximately 6% and approximately 5% of the Company’s total net sales during Q1 2016 and Q1 2015, respectively. All of the Company’s beverage sales are to customers in the United States.

Cost of Sales

Cost of sales includes the following:  raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased 41.9%, or $112.7 million, to $381.6 million in Q1 2016 compared to $268.9 million in Q1 2015.

The increase in cost of sales was principally attributable to the following (in million):

Q1 2016	Attributable to:
$76.2

Net sales increase related to the 2015 Expansion Territories and the YTD 2016 Expansion Transactions, reduced by the 2015 comparable sales of the Legacy Territories exchanged for expansion territories in 2015

18.3	Increase in raw material costs and increased purchases of finished products
13.2

6.7% increase in bottle/can sales volume to retail customers in the Company's Legacy Territories and 2014 Expansion Territories primarily due to an increase in energy beverages, including MEC Products, and still beverages

5.9	Increase in external transportation costs of sales
4.6	12.8% increase in sales volume to other Coca-Cola bottlers for Legacy manufacturing operations, primarily due to a volume increase in all beverage categories
(4.5)	Increase in marketing funding support received for the Legacy Territories and 2014 Expansion Territories, primarily from The Coca-Cola Company
(3.8)	Decrease in cost of sales of the Company's own brand products primarily due to the sale of BYB during the third quarter of 2015
2.8	Other
$112.7	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $20.4 million in Q1 2016 compared to $14.0 million in Q1 2015.

Gross Margin

Gross margin dollars increased 32.3%, or $59.5 million, to $243.9 million in Q1 2016 compared to $184.4 million in Q1 2015.  Gross margin as a percentage of net sales decreased to 39.0% for Q1 2016 from 40.7% for Q1 2015.

The increase in gross margin dollars was principally attributable to the following (in millions):

Q1 2016	Attributable to:
$41.6

Net sales increase related to the 2015  Expansion Territories and YTD 2016 Expansion Transactions, reduced by the 2015 comparable sales of the Legacy Territories exchanged for expansion territories in 2015

23.8

6.5% increase in bottle/can sales price per unit to retail customers in the Company's Legacy Territories and 2014 Expansion Territories, primarily due to an increase in energy beverage volume, including MEC Products (which have a higher sales price per unit), and an increase in all beverage categories sales price per unit, except the water beverage category

(18.3)	Increase in raw material costs and increased purchases of finished products
9.8

6.7% increase in bottle/can sales volume to retail customers in the Company's Legacy Territories and the 2014 Expansion Territories primarily due to an increase in energy beverages, including MEC Products, and still beverages

4.5	Increase in marketing funding support received for the Legacy Territories and 2014 Expansion Territories, primarily from The Coca-Cola Company
(3.1)	Decrease in gross margin of the Company's own brand products primarily due to the sale of BYB during the third quarter of 2015
1.1

2.6% increase in sales price per unit to other Coca-Cola bottlers for Legacy manufacturing operations primarily due to a higher percentage of still products which have higher sales price per unit than nonenergy sparkling beverages and higher sales price per unit for sparkling beverages

0.1	Other
$59.5	Total increase in gross margin

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

S,D&A expenses increased by $64.0 million, or 38.2%, to $231.5 million in Q1 2016 from $167.5 million in Q1 2015.  S,D&A expenses as a percentage of net sales increased to 37.0% in Q1 2016 from 36.9% in Q1 2015.

The increase in S,D&A expenses was principally attributable to the following (in millions):

Q1 2016	Attributable to:
$27.3	Increase in employee salaries, including incentive compensation, due to normal salary increases and additional personnel added from the Expansion Territories
5.1	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Completed Phase Territories
4.5	Increase in employee benefit costs primarily due to additional medical expense and 401(k) employer match contributions for employees from the Expansion Territories
4.0	One-time special charitable contribution
3.1	Increase in expenses related to the Company’s territory expansion primarily professional fees related to due diligence
2.6	Increase in employer payroll taxes primarily due to payroll in the Expansion Territories
1.7	Increase in vending and fountain parts related to the Expansion Territory
1.7	Increase in marketing expense primarily due to increased spending for promotional items, media and cold drink sponsorships
1.6	Increase in employee travel expenses related to the Expansion Territories
1.3	Increase in property and casualty insurance expense primarily due to an increase in workers' compensation insurance claims
1.3	Increase in software expenses primarily due to an investment in technology for the Expansion Territories
9.8	Other
$64.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $64.4 million and $57.3 million in Q1 2016 and Q1 2015, respectively.

Interest Expense

Net interest expense increased by $2.0 million or 27.4% in Q 2016 compared to Q1 2015.  The increase in Q1 2016, as compared to Q1 2015, was primarily due to additional borrowings to finance the territory expansion. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.7% and 5.3% during Q1 2016 and Q1 2015, respectively.

Other Income (Expense), Net

Other income (expense) in Q1 2016 and Q1 2015 included a noncash expense of $17.2 million and $5.1 million, respectively, as a result of an unfavorable fair value adjustment of the Company’s contingent consideration liability related to the Expansion Territories.  The adjustment was primarily due to updated projections and a change in the risk-free interest rates.  As the contingent consideration is calculated using 40 years of discounted cash flows, any reductions in contingent consideration due to current payments of the liability are effectively marked to market at the next reporting period, assuming interest rates and future projections remain constant.

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

The Company’s effective tax rate, as calculated by dividing income tax expense (benefit) by income before income taxes, for Q1 2016 and Q1 2015 was 36.0% and 33.9%, respectively. The increase in the effective tax rate was driven primarily by an increase in the state tax rate applied to the deferred tax assets and liabilities driven by the new territories and a decrease to the favorable manufacturing deduction (as a % of pre-tax income) caused by new territories which do not qualify for the deduction. The Company’s effective tax rate, as calculated by dividing income tax expense (benefit) by income before income taxes minus net income attributable to noncontrolling interest, for Q1 2016 and Q1 2015 was 33.6% and 40.5%, respectively.

As of April 3, 2016, the Company revalued its existing net deferred tax liabilities for the effects which resulted from the YTD 2016 Expansion Transactions. The impact was a decrease to the recorded income tax benefit of $0.8 million.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.0 million and $0.7 million in Q1 2016 and Q1 2015 respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income

Other comprehensive income, net of tax, was $0.3 million and $0.4 million in Q1 2016 and Q1 2015, respectively.

Comparable /Adjusted Results

In Q1 2016, the Company earned $6.2 million on a comparable basis, or comparable basic net income per share of $0.67, versus $5.1 million in Q1 2015, or comparable basic net income per share of $0.55.

Comparable results are adjusted for certain items which are either events that are not expected to recur or are recurring items that have changed materially period-to-period and include the noncash fair value adjustment of acquisition related contingent consideration, on an after-tax basis, of $10.5 million and $3.1 million ($17.2 million and $5.1 million on a pre-tax basis) in Q1 2016 and Q1 2015, respectively, and expenses related to territory expansion, on an after-tax basis, of $3.9 million and $1.8 million ($6.4 million and $3.0 million on a pre-tax basis) in Q1 2016 and Q1 2015, respectively.  Additionally, in Q1 2016, the Company made a one-time special charitable contribution of $2.5 million on an after-tax basis ($4.0 million on a pre-tax basis) to further the Company's purpose to serve others, pursue excellence and grow profitably.

The following table reconciles reported GAAP net income (loss) and basic net income (loss) per share to comparable net income and basic net income per share for Q1 2016 and Q1 2015:

	First Quarter
	Net Income (Loss)		Basic Net Income (Loss) Per Share
In Thousands (Except Per Share Data)	2016	2015	2016	2015
Reported net income (loss) (GAAP)	$(10,041)	$2,224	$(1.08)	$0.24

Expenses related to territory expansion, net of tax	3,943	1,839	0.42	0.20
One-time special charitable contribution, net of tax	2,456	-	0.27	-
2016 and 2015 acquired distribution territory operating income, net of tax	(789)	(1,083)	(0.08)	(0.12)
Jackson / BYB operating income, net of tax	0	(696)	-	(0.08)
(Gain) loss on commodity hedges, net of tax	(639)	(395)	(0.07)	(0.04)
Fair value adjustment of acquisition related continent consideration, net of tax	10,531	3,125	1.13	0.34
Other income tax changes	758	70	0.08	0.01

Total	16,260	2,860	1.75	0.31

Comparable net income (a)	$6,219	$5,084	$0.67	$0.55

(a) The Company reports its financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company's performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

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

	First Quarter
In Thousands	2016	2015
Net Sales:
Nonalcoholic Beverages	$606,928	$441,683
All Other	45,709	33,815
Eliminations	(27,181)	(22,245)
Consolidated	$625,456	$453,253

Operating Income:
Nonalcoholic Beverages	$10,968	$15,331
All Other	1,433	1,571
Consolidated	$12,401	$16,902

Financial Condition

Total assets increased to $2.02 billion at April 3, 2016, from $1.85 billion at January 3, 2016 and $1.57 billion at March 29, 2015. The increase in total assets is primarily attributable to the acquisition of the Expansion Territories in Q1 2016 and 2015, contributing to an increase in total assets of $143.3 million from January 3, 2016 and $290.6 million from March 29, 2015.  In addition, the Company had capital expenditures of $36.8 million during Q1 2016.

Net working capital, defined as current assets less current liabilities, increased by $25.4 million to $133.7 million at April 3, 2016 from January 3, 2016 and increased by $33.6 million at April 3, 2016 from March 29, 2015.

Significant changes in net working capital from January 3, 2016 were as follows:

•	A decrease in cash and cash equivalents of $22.9 million primarily due to purchase of new territories in Q1 2016.
•	An increase in accounts receivable, trade of $22.3 million primarily due to normal seasonal sales increases and accounts receivable from newly-acquired territories in Q1 2016.
•

An increase in accounts receivable from The Coca-Cola Company and increase in accounts payable to The Coca-Cola Company of $24.5 million and $17.9 million, respectively, primarily due to activity from newly acquired territories in Q1 2016 and the timing of payments.

•	An increase in inventories of $21.0 million primarily due to a normal seasonal increase and inventories from newly acquired territories in Q1 2016.

•	An increase in accounts payable, trade of $12.1 million primarily due to a normal seasonal increase in purchases and purchases from newly acquired territories in Q1 2016.
•	An increase in other accrued liabilities of $7.1 million primarily due to timing of payments.
•	A decrease in accrued compensation of $26.1 million primarily due to payment of bonuses in March, 2016.
•	An increase in accrued interest payable of $7.4 million primarily due to additional borrowings and the timing of payments.

Significant changes in net working capital from March 29, 2015 were as follows:

•	An increase in cash and cash equivalents of $11.4 million primarily due to cash flows generated from operations.
•	An increase in accounts receivable, trade of $61.9 million primarily due to accounts receivable from newly-acquired territories in Q1 2016 and 2015.
•

An increase in accounts receivable from The Coca-Cola Company and increase in accounts payable to The Coca-Cola Company of $22.5 million and $36.7 million, respectively, primarily due to activity from newly acquired territories in Q1 2016 and 2015 and the timing of payments.

•	An increase in inventories of $19.3 million primarily due to inventories from newly acquired territories in Q1 2016 and 2015 plus inventory required for the execution of future marketing strategies.
•	An increase in prepaid expenses and other current assets of $9.7 million primarily due to overpayment of federal and state income taxes in 2015.
•	An increase in accounts payable, trade of $36.6 million primarily due to accounts payable from the newly acquired territories in Q1 2016 and 2015.
•	An increase in other accrued liabilities of $30.8 million primarily due to the timing of payments.

Debt and capital lease obligations were $814.1 million as of April 3, 2016 compared to $675.4 million as of January 3, 2016 and $582.3 million as of March 29, 2015.  Debt and capital lease obligations as of April 3, 2016 included $54.1 million of capital lease obligations related primarily to Company facilities.

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

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”). On April 27, 2015, the Company exercised the accordion feature of the Revolving Credit Facility thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit.  Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing.  At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility.  The Revolving Credit Facility includes two financial covenants:  a cash flow/fixed charges ratio and a funded indebtedness/cash flow ratio, each as defined in the agreement.  The Company was in compliance with these covenants as of April 3, 2016.  These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. On April 3, 2016, the Company had $140.0 million of outstanding borrowings on the Revolving Credit Facility and had $310.0 million available to meet its cash requirements. On January 3, 2016, the Company had no outstanding borrowings on the Revolving Credit Facility. On March 29, 2015, the Company had $153.0 million of outstanding borrowings on the Revolving Credit Facility.

In November 2015, the Company issued $350 million of unsecured 3.8% Senior Notes due 2025.  The notes were issued at 99.975% of par, which resulted in a discount on the notes of approximately $0.1 million.  Total debt issuance costs for these notes totaled $3.2 million.  The proceeds plus cash on hand were used to repay outstanding borrowings under the Revolving Credit Facility. The Company refinanced its $100 million of Senior Notes, which matured in April 2015, with borrowings under the Company’s Revolving

Credit Facility. The Company has $164.8 million of Senior Notes maturing in June 2016.  The Company expects to refinance the notes when due and, accordingly, has classified the $164.8 million of Senior Notes due in June 2016 as long-term.

The Company has obtained the majority of its long-term debt, other than capital leases, from the public markets.  As of April 3, 2016, the Company’s total outstanding balance of debt and capital lease obligations was $814.1 million of which $620.0 million was financed through publicly offered debt.  The Company had capital lease obligations of $54.1 million as of April 3, 2016.

All of the outstanding long-term debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries.  There are no guarantees of the Company’s debt.

At April 3, 2016, the Company’s credit ratings were as follows:

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

Net debt and capital lease obligations were summarized as follows:

	Apr. 3,	Jan. 3,	Mar. 29,
In Thousands	2016	2016	2015
Debt	$760,036	$619,628	$524,696
Capital lease obligations	54,058	55,784	57,584
Total debt and capital lease obligations	814,094	675,412	582,280
Less: Cash and cash equivalents	32,600	55,498	21,163
Total net debt and capital lease obligations (1)	$781,494	$619,914	$561,117

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

As a result of new guidance on accounting for debt issuance costs, $3.9 million, $4.2 million and $2.1 million of debt issuance costs as of April 3, 2016, January 3, 2016 and March 29, 2015, respectively, were classified as a reduction to long-term debt.

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the Expansion Transactions. The balance as of April 3, 2016 of $177.9 million included a $17.2 million unfavorable noncash fair value adjustment in Q1 2016.  The balance as of January 3, 2016 of $136.6 million.  The balance as of March 29, 2015 of $98.5 million included a $5.1 million unfavorable noncash fair value adjustment in Q1 2015. There were no transfers from Level 1 or Level 2. The noncash fair value adjustments in Q1 2016 and Q1 2015, respectively, did not impact the Company’s liquidity or capital resources. A payment of $5.0 million was made during Q1 2016 related to acquisition related contingent consideration. There were no payments made in Q1 2015 related to acquisition related contingent consideration.

Cash Sources and Uses

The primary sources of cash for the Company in Q1 2016 and Q1 2015 were cash flows from operating activities and borrowings under credit facilities. The primary uses of cash in Q1 2016 and Q1 2015 were capital expenditures, territory acquisitions, dividend payments, payments of capital lease obligations and payment of acquisition related contingent consideration.

A summary of activity for Q1 2016 and Q1 2015 follows:

	First Quarter
In Millions	2016	2015
Cash Sources
Proceeds from revolving credit facility	$140.0	$82.0
Refund of income tax payments	10.2	-
Other	0.2	0.1
Total cash sources	$150.4	$82.1

Cash Uses
Cash used in operating activities (excluding income tax and pension payments)	$25.4	$1.7
Capital expenditures	36.8	30.8
Acquisition of expansion territories	100.9	33.4
Payment of acquisition related contingent consideration	5.0	-
Investment in CONA Services LLC	1.2	-
Payment on capital lease obligations	1.7	1.6
Dividends	2.3	2.3
Income tax payments	-	0.1
Other	-	0.1
Total cash uses	$173.3	$70.0
Increase (decrease) in cash	$(22.9)	$12.1

Operating Activities

During Q1 2016, cash used in operating activities increased $13.4 million as compared to Q1 2015.  The increase in cash used was primarily due to changes in working capital, including accounts receivable from The Coca-Cola Company and accrued compensation.  These uses of cash were offset by $10.2 million of tax refunds received during Q1 2016.   Included in net income for Q1 2016 is a $17.2 million noncash unfavorable fair value adjustment to acquisition related contingent consideration, which did not impact the Company’s cash flows from operations.

Investing Activities

During Q1 2016, cash used in investing activities increased $74.7 million, as compared to Q1 2015.  The increase was driven by higher levels of capital expenditures and Expansion Transactions.

Additions to property, plant and equipment during Q1 2016 were $31.6 million, of which $8.9 million were accrued in accounts payable, trade. The Q1 2016 additions exclude $103.8 million in property, plant and equipment acquired in the Expansion Transactions completed in Q1 2016. This compares to $26.4 million in additions to property, plant and equipment during Q1 2015 of which $4.7 million were accrued in accounts payable, trade. The Q1 2015 additions exclude $23.3 million in property, plant and equipment acquired in the Expansion Transactions in Q1 2015.

Capital expenditures during Q1 2016 were funded with borrowings under available credit facilities.  The Company anticipates that additions to property, plant and equipment in 2016 will be in the range of $175 million to $225 million, excluding any additional Expansion Transactions expected to close in 2016.

During Q1 2016, the Company completed the YTD 2016 Expansion Transactions to acquire distribution territory in Richmond, Yorktown and Alexandria, Virginia; and Easton, Salisbury, Capital Heights and La Plata, Maryland and the Regional Manufacturing Facility in Sandston, Virginia. The total cash used to acquire these expansion territories was $101.2 million. During 2015, the Company acquired Expansion Territories in Cookeville and Cleveland, Tennessee; Louisville, Lexington, Pikeville and Paducah, Kentucky; Evansville, Indiana; Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina for $80.6 million in cash. During 2014, the Company acquired Expansion Territories in Johnson City, Morristown and Knoxville, Tennessee for $43.1 million in cash.

Financing Activities

During Q1 2016 cash provided by financing activities increased $53.1 million as compared to Q1 2015 to fund the acquisition of   Expansion Territories and associated capital expenditures.  During Q1 2016, the Company’s net borrowings under the Revolving

Credit Facility increased $140.0 million compared to an $82.0 million increase in Q1 2015 due primarily to fund the YTD 2016 Expansion Transactions and to fund working capital requirements and capital expenditures.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $25.3 million of debt for these entities as of April 3, 2016.   In addition, the Company has an equity ownership in each of the entities.   The members of both cooperatives consist solely of Coca-Cola bottlers.  The Company does not anticipate either of these cooperatives will fail to fulfill their commitments.  The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.  As of April 3, 2016, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.4 million including the Company’s equity interests.  See Note 12 and Note 17 to the consolidated financial statements for additional information about these entities.

Hedging Activities

The Company entered into derivative instruments to hedge certain commodity purchases for 2017, 2016 and 2015. Fees paid by the Company for derivative instruments are amortized over the corresponding period of the instrument.  The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk.  The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The net impact of the commodity hedges was to decrease cost of sales by $0.2 million in both Q1 2016 and Q1 2015 and to increase S,D&A expenses by $0.3 million in Q1 2016 and decrease S,D&A expenses by $0.4 million in Q1 2015.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s belief that the undiscounted amounts to be paid under the acquisition related contingent consideration arrangements will be between $7 million and $14 million per year;
•	the Company’s belief that the covenants on the Company’s Revolving Credit Facility will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;
•	the Company’s expectation that certain amounts of goodwill will be deductible for tax purposes;
•

the Company’s expectation that any required adjustments to the valuation of the acquired assets and assumed liabilities for the 2014 Expansion Territories, the 2015 Expansion Territories and the YTD 2016 Expansion Transactions will not be material;

•	the Company’s expectation that it will be able to refinance to repay its $164.8 million of senior notes in June 2016;
•

the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•

the Company’s belief that it has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of additional distribution territories and manufacturing facilities, meet its working capital requirements and maintain an appropriate level of capital spending for the next twelve months;

•

the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt commitments;

•	the Company’s key priorities include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;
•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $10 million to $12 million for the remainder of 2016;
•

the Company’s expectation that additions to property, plant and equipment in 2016 will be in the range of $175 million to $225 million, excluding any additional Expansion Territories expected to close in 2016;

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
•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $31 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be important to the Company’s overall revenue;
•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements; and
•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of April 3, 2016, interest expense for the next twelve months would increase by approximately $1.4 million.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results.  Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended January 3, 2016.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt, including the Company’s $450 million revolving credit facility.  As of April 3, 2016, $140.0 million of the Company’s debt and capital lease obligations of $814.1 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of April 3, 2016, interest expense for the next twelve months would increase by approximately $1.4 million.  This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt.  This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials.  The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices.  The Company periodically uses derivative commodity instruments in the management of this risk.  The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $31 million assuming no change in volume.

In 2015, the Company entered into agreements to hedge a portion of the Company’s 2017, 2016 and 2015 commodity purchases.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2016.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 3, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities

The following table provides information about repurchase of our Common Stock during the three-month period ended April 3, 2016:

Period	Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Be Purchased Under the Program
January 4, 2016 through January 31, 2016	-	-	-	-
February 1, 2016 through February 28, 2016	-	-	-	-
February 29, 2016 through April 3, 2016	19,080	178.09	-	-
(1)

Represents shares of Common Stock withheld for income tax purposes in connection with the vesting of 40,000 shares of restricted Class B Common Stock issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2015.

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

10.1*	Initial Regional Manufacturing Agreement, dated January 29, 2016, between the Company and The Coca-Cola Company.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101

Financial statements from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended April 3, 2016, filed on May 13, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 13, 2016	By:	/s/ Clifford M. Deal, III
Clifford M. Deal, III
Senior Vice President, Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: May 13, 2016	By:	/s/ William J. Billiard
William J. Billiard
Vice President, Chief Accounting Officer
(Principal Accounting Officer of the Registrant)