Form 10-Q
period 2016-07-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2016-08-12
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

Commission File Number 0-9286

COCA‑COLA BOTTLING CO. CONSOLIDATED

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca‑Cola Plaza,
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2016
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,171,702

COCA‑COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2016	2015	2016	2015
Net sales	$840,384	$614,683	$1,465,840	$1,067,936
Cost of sales	520,677	377,366	902,235	646,246
Gross margin	319,707	237,317	563,605	421,690
Selling, delivery and administrative expenses	264,971	199,001	496,468	366,472
Income from operations	54,736	38,316	67,137	55,218
Interest expense, net	9,808	6,718	19,169	14,065
Other income (expense), net	(16,274)	6,078	(33,425)	989
Gain (loss) on exchange of franchise territory	(692)	8,807	(692)	8,807
Income before income taxes	27,962	46,483	13,851	50,949
Income tax expense	10,638	17,562	5,560	19,075
Net income	17,324	28,921	8,291	31,874
Less: Net income attributable to noncontrolling interest	1,672	1,987	2,680	2,716
Net income attributable to Coca-Cola Bottling Co. Consolidated	$15,652	$26,934	$5,611	$29,158

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.68	$2.90	$0.60	$3.14
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.68	$2.90	$0.60	$3.14
Weighted average number of Class B Common Stock shares outstanding	2,172	2,151	2,164	2,143

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.67	$2.89	$0.60	$3.13
Weighted average number of Common Stock shares outstanding – assuming dilution	9,353	9,332	9,345	9,324

Class B Common Stock	$1.67	$2.88	$0.59	$3.12
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,212	2,191	2,204	2,183

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.50	$0.50
Class B Common Stock	$0.25	$0.25	$0.50	$0.50

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Net income	$17,324	$28,921	8,291	$31,874

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(6)	-	4	(4)
Defined benefit plans reclassification included in pension costs:
Actuarial gains	455	488	910	977
Prior service benefits	5	6	9	11
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	361	441	721	881
Prior service costs	(516)	(516)	(1,032)	(1,032)
Other comprehensive income, net of tax	299	419	612	833

Comprehensive income	17,623	29,340	8,903	32,707
Less: Comprehensive income attributable to noncontrolling interest	1,672	1,987	2,680	2,716
Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$15,951	$27,353	$6,223	$29,991

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In Thousands (Except Share Data)	July 3, 2016	January 3, 2016	June 28, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$49,323	$55,498	$43,801
Accounts receivable, trade, less allowance for doubtful accounts of $2,678, $2,117 and $1,517 respectively	285,442	184,009	192,600
Accounts receivable from The Coca-Cola Company	51,620	28,564	41,324
Accounts receivable, other	24,173	24,047	19,467
Inventories (Note 3)	126,731	89,464	99,641
Prepaid expenses and other current assets	53,175	53,337	39,722
Total current assets	590,464	434,919	436,555
Property, plant and equipment, net (Note 4)	706,471	525,820	419,263
Leased property under capital leases, net	36,490	40,145	43,257
Other assets	79,062	63,739	64,218
Franchise rights (Note 5)	533,040	527,540	527,540
Goodwill (Note 5)	139,756	117,954	111,591
Other identifiable intangible assets, net (Note 6)	160,467	136,448	105,818
Total assets	$2,245,750	$1,846,565	$1,708,242
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under capital leases	$7,270	$7,063	$6,859
Accounts payable, trade	125,261	82,937	79,327
Accounts payable to The Coca-Cola Company	130,452	79,065	92,004
Other accrued liabilities (Note 7)	129,652	104,168	97,268
Accrued compensation	36,622	49,839	32,724
Accrued interest payable	3,523	3,481	2,269
Total current liabilities	432,780	326,553	310,451
Deferred income taxes	136,841	146,944	137,402
Pension and postretirement benefit obligations	117,919	115,197	133,548
Other liabilities (Note 11)	352,957	267,090	225,202
Obligations under capital leases	45,026	48,721	52,294
Long-term debt (Note 8)	829,818	619,628	562,111
Total liabilities	1,915,341	1,524,133	1,421,008
Commitments and Contingencies (Note 12)
Equity:
Common Stock, $1.00 par value: authorized – 30,000,000 shares; issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value: authorized – 10,000,000 shares; issued – 2,799,816, 2,778,896 and 2,778,896 shares, respectively	2,798	2,777	2,777
Capital in excess of par value	116,769	113,064	113,064
Retained earnings	261,631	260,672	235,474
Accumulated other comprehensive loss (Note 14)	(81,795)	(82,407)	(89,081)
	309,607	304,310	272,438
Less-Treasury stock, at cost: Common Stock – 3,062,374 shares	60,845	60,845	60,845
Less-Treasury stock, at cost: Class B Common Stock – 628,114 shares	409	409	409
Total equity of Coca-Cola Bottling Co. Consolidated	248,353	243,056	211,184
Noncontrolling interest	82,056	79,376	76,050
Total equity	330,409	322,432	287,234
Total liabilities and equity	$2,245,750	$1,846,565	$1,708,242

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In Thousands (Except Share Data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Non- controlling Interest	Total Equity
Balance on December 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(60,845)	$(409)	$183,609	$73,334	$256,943
Net income	-	-	-	29,158	-	-	-	29,158	2,716	31,874
Other comprehensive income, net of tax	-	-	-	-	833	-	-	833	-	833
Cash dividends paid:
Common ($0.50 per share)	-	-	-	(3,571)	-	-	-	(3,571)	-	(3,571)
Class B Common ($0.50 per share)	-	-	-	(1,070)	-	-	-	(1,070)	-	(1,070)
Issuance of 20,920 shares of Class B Common Stock	-	21	2,204	-	-	-	-	2,225	-	2,225
Balance on June 28, 2015	$10,204	$2,777	$113,064	$235,474	$(89,081)	$(60,845)	$(409)	$211,184	$76,050	$287,234

Balance on January 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(60,845)	$(409)	$243,056	$79,376	$322,432
Net income	-	-	-	5,611	-	-	-	5,611	2,680	8,291
Other comprehensive income, net of tax	-	-	-	-	612	-	-	612	-	612
Cash dividends paid:
Common ($0.50 per share)	-	-	-	(3,571)	-	-	-	(3,571)	-	(3,571)
Class B Common ($0.50 per share)	-	-	-	(1,081)	-	-	-	(1,081)	-	(1,081)
Issuance of 20,920 shares of Class B Common Stock	-	21	3,705	-	-	-	-	3,726	-	3,726
Balance on July 3, 2016	$10,204	$2,798	$116,769	$261,631	$(81,795)	$(60,845)	$(409)	$248,353	$82,056	$330,409

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half
In Thousands	2016	2015
Cash Flows from Operating Activities:
Net income	$8,291	$31,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	49,902	35,994
Amortization of intangibles	2,427	1,380
Deferred income taxes	(1,476)	(1,454)
Loss on sale of property, plant and equipment	1,356	449
Impairment of property, plant and equipment	382	148
Gain (loss) on exchange of franchise territory	692	(8,807)
Amortization of debt costs	1,166	996
Stock compensation expense	2,896	2,980
Fair value adjustment of acquisition related contingent consideration	33,425	(989)
Change in current assets less current liabilities (exclusive of acquisition)	(27,088)	(29,538)
Change in other noncurrent assets (exclusive of acquisition)	(9,014)	(4,106)
Change in other noncurrent liabilities (exclusive of acquisition)	(1,788)	4,183
Other	26	(142)
Total adjustments	52,906	1,094
Net cash provided by operating activities	61,197	32,968

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisition)	(79,625)	(57,140)
Proceeds from the sale of property, plant and equipment	282	144
Investment in CONA Services LLC	(6,634)	-
Acquisition of Expansion Territories, net of cash acquired	(174,695)	(51,276)
Net cash used in investing activities	(260,672)	(108,272)

Cash Flows from Financing Activities:
Borrowings under Term Loan Facility	300,000	-
Borrowings under Revolving Credit Facility	310,000	239,000
Payment of Revolving Credit Facility	(235,000)	(20,000)
Payment of Senior Notes	(164,757)	(100,000)
Cash dividends paid	(4,652)	(4,641)
Payment of acquisition related contingent consideration	(7,926)	(789)
Principal payments on capital lease obligations	(3,488)	(3,258)
Other	(877)	(302)
Net cash provided by financing activities	193,300	110,010

Net increase (decrease) in cash	(6,175)	34,706
Cash at beginning of period	55,498	9,095
Cash at end of period	$49,323	$43,801

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,726	$2,225
Capital lease obligations incurred	-	3,361
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	9,086	6,997

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies and New Accounting Pronouncements

The consolidated financial statements include the accounts of Coca‑Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company” and “we”).  All significant intercompany accounts and transactions have been eliminated.  The consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis.  These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10‑K for the fiscal year ended January 3, 2016 filed with the U.S. Securities and Exchange Commission.

The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with GAAP.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company included in its Annual Report on Form 10‑K for the year ended January 3, 2016 under the caption “Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, a discussion of the Company’s most significant accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any significant accounting policies during the first half of 2016.  Any changes in significant accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

Recently Adopted Pronouncements

In April 2015, the FASB issued new guidance on accounting for debt issuance costs. The new guidance requires that all cost incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt.  In August 2015, the FASB issued additional guidance which clarified that an entity can present debt issuance costs of a line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.  The standard was retrospectively adopted by the Company on January 4, 2016. As a result, $3.1 million and $1.1 million of debt issuance costs at January 3, 2016 were reclassified to long-term debt from other assets and prepaid expenses and other current assets, respectively.  At June 28, 2015, $0.4 million and $1.3 million of debt issuance costs were reclassified to long-term debt from other assets and prepaid expenses and other current assets, respectively.

Recently Issued Pronouncements

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers.  The new guidance was to be effective for annual and interim periods beginning after December 15, 2016.  In July 2015, the FASB deferred the effective date to annual and interim periods beginning after December 15, 2017.  In March 2016, April 2016 and May 2016, the FASB issued new guidance that amends certain aspects of the May 2014 new guidance. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

2. Acquisitions and Divestitures

Since April 2013, as a part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to expand the Company’s distribution operations significantly through the acquisition of rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Territory Expansion Transactions”). During 2015, the Company completed Distribution Territory Expansion Transactions announced as part of the April 2013 letter of intent signed with The Coca‑Cola Company. These completed acquisitions include Expansion Territories in parts of Tennessee, Kentucky and Indiana.

On May 12, 2015, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “May 2015 LOI”) pursuant to which CCR would (i) grant the Company in two phases certain exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories served by CCR and (ii) sell the Company certain assets that included rights to distribute those cross‑licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross‑licensed brands and The Coca‑Cola Company brands. The major markets that would be served by the Company as part of the expansion contemplated by the May 2015 LOI include: Baltimore, Maryland; Alexandria, Norfolk and Richmond, Virginia; the District of Columbia; Cincinnati, Columbus and Dayton, Ohio; and Indianapolis, Indiana.

On September 23, 2015, the Company and CCR entered into an asset purchase agreement for the first phase of the additional distribution territory contemplated by the May 2015 LOI including: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia (the “Next Phase Territories”). The first closing for the series of Next Phase Territories transactions (the “Next Phase Territories Transactions”) occurred on October 30, 2015, for territories served by distribution facilities in Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina. The second closing for the series of Next Phase Territories Transactions occurred on January 29, 2016, for territories served by distribution facilities in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia. The third closing for the series of Next Phase Territories Transactions occurred on April 1, 2016, for territories served by distribution facilities in Alexandria, Virginia and Capitol Heights and La Plata, Maryland. The final closing for the series of Next Phase Territories Transactions occurred on April 29, 2016, for territories served by distribution facilities in Baltimore, Hagerstown and Cumberland, Maryland.

At the closings of each of the Distribution Territory Expansion Transactions (excluding the exchange for the Lexington Expansion Territory, as described below), the Company signed a Comprehensive Beverage Agreement (“CBA”) with The Coca‑Cola Company and CCR for each of the territories which has a term of ten years and is automatically renewed for successive additional terms of ten years unless the Company gives notice to terminate at least one year prior to the expiration of a ten-year term or unless earlier terminated as provided therein. Under the CBAs, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreements. The quarterly sub-bottling payment, which is accounted for as contingent consideration, is based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, related product or certain cross-licensed brands (as defined in the CBAs). The CBAs impose certain obligations on the Company with respect to serving the Expansion Territories and failure to meet these obligations could result in termination of a CBA if the Company fails to take corrective measures within a specified time frame.

The May 2015 LOI contemplated that The Coca‑Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. (“EPBs”) to implement a national product supply system. As a result of subsequent discussions among the EPBs and The Coca‑Cola Company, on September 23, 2015, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “Manufacturing LOI”) pursuant to which CCR would sell six manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets (collectively, “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system (the “Manufacturing Facility Expansion Transactions” and, together with the Distribution Territory Expansion Transactions, the “Expansion Transactions”). Similar to, and as an integral part of, the Distribution Territory Expansion Transactions described in the May 2015 LOI, the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases. The first phase includes three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland that serve the Next Phase Territories. The second phase includes three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois. On October 30, 2015, the Company and CCR entered into a definitive purchase and sale agreement (the “October 2015 APA”) for the Manufacturing Assets that comprise the three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland (the “Next Phase Manufacturing Transactions”). The first closing for the series of Next Phase Manufacturing Transactions occurred on January 29, 2016, for the Sandston, Virginia facility. The interim and final closings for the series of Next Phase Manufacturing Transactions occurred on April 29, 2016, for the Silver Spring, Maryland facility and the Baltimore, Maryland facility.

On February 8, 2016, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “February 2016 LOI”) pursuant to which CCR would (i) grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories served by CCR in northern Ohio and northern West Virginia, (ii) sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands, and (iii) sell to the Company an additional Regional Manufacturing Facility currently owned by CCR located in Twinsburg, Ohio and related Manufacturing Assets. The transactions proposed in the February 2016 LOI would provide exclusive distribution rights for the Company in the following major markets: Akron, Elyria, Toledo, Willoughby, and Youngstown County in Ohio.

On June 14, 2016, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “CCR June 2016 LOI”) pursuant to which CCR would (i) grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products in additional territories in northeastern Kentucky and southwestern West Virginia served by CCR’s distribution center in Louisa, Kentucky, (ii) sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands and (iii) exchange exclusive rights and associated distribution assets and working capital of CCR relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in territory in parts of Arkansas, southwestern Tennessee and northwestern Mississippi served by CCR and two additional Regional Manufacturing Facilities currently owned by CCR located in Memphis, Tennessee and West Memphis, Arkansas and related Manufacturing Assets for exclusive rights and associated distribution assets and working capital of the Company relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in territory in southern Alabama, southern Mississippi and southern Georgia currently served by the Company and a Regional Manufacturing Facility currently owned by the Company in Mobile, Alabama and related Manufacturing Assets.  The transactions proposed by the CCR June 2016 LOI would provide exclusive distribution rights for the Company in the following major markets:  Little Rock, West Memphis and southern Arkansas; Memphis, Tennessee; and Louisa, Kentucky.

On June 14, 2016, the Company and Coca-Cola Bottling Company United, Inc. (“United”), which is an independent bottler and unrelated to the Company, entered into a non-binding letter of intent pursuant to which the Company would exchange exclusive rights and associated distribution assets and working capital relating to the distribution, promotion, marketing and sale of

The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in certain territory in south-central Tennessee, northwest Alabama and northwest Florida currently served by the Company’s distribution centers located in Florence, Alabama and Panama City, Florida, for certain of United’s exclusive rights and associated distribution assets and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in certain territory in and around Spartanburg and Bluffton, South Carolina currently served by United’s distribution centers located in Spartanburg, South Carolina and Savannah, Georgia.

2014 Expansion Territories

On May 23, 2014, the Company acquired distribution rights and related assets for the Johnson City and Morristown, Tennessee territory, and on October 24, 2014, the Company acquired distribution rights and related assets for the Knoxville, Tennessee territory (collectively the “2014 Expansion Territories”) from CCR.

2015 Expansion Territories

During 2015, the Company acquired distribution rights and related assets for the following territories: Cleveland and Cookeville, Tennessee; Louisville, Kentucky and Evansville, Indiana; Paducah and Pikeville, Kentucky; Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina (the “2015 Expansion Territories”). The Company also acquired a make-ready center in Annapolis, Maryland in 2015. During the fourth quarter of 2015, the Company made certain measurement period adjustments as a result of purchase price changes to reflect the revised opening balance sheets for the Cleveland and Cookeville, Tennessee and Louisville, Kentucky and Evansville, Indiana territories.

Cleveland and Cookeville, Tennessee Territory Acquisitions

On December 5, 2014, the Company and CCR entered into an asset purchase agreement related to the territory served by CCR through CCR’s facilities and equipment located in Cleveland and Cookeville, Tennessee (the “January 2015 Expansion Territory”). The closing of this transaction occurred on January 30, 2015, for a cash purchase price after final adjustments of $13.2 million.

Louisville, Kentucky and Evansville, Indiana Territory Acquisitions

On December 17, 2014, the Company and CCR entered into an asset purchase agreement related to the territory served by CCR through CCR’s facilities and equipment located in Louisville, Kentucky and Evansville, Indiana (the “February 2015 Expansion Territory”). The closing of this transaction occurred on February 27, 2015, for a cash purchase price after final adjustments of $18.0 million.

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

Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina Territory Acquisitions

On September 23, 2015, the Company and CCR entered into an asset purchase agreement (the “September 2015 APA”) related to the territory served by CCR through CCR’s facilities and equipment located in Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina (the “October 2015 Expansion Territory”). The closing of this transaction occurred on October 30, 2015, for a cash purchase price of $26.1 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA.

Annapolis, Maryland Make-Ready Center Acquisition

As a part of the Expansion Transactions, on October 30, 2015, the Company acquired from CCR a “make-ready center” in Annapolis, Maryland (the “Annapolis MRC”) for approximately $5.3 million, subject to a final post-closing adjustment. The Company recorded a bargain purchase gain of approximately $2.0 million on this transaction after applying a deferred tax liability of approximately $1.3 million. The Company uses the make-ready center to deploy and refurbish vending and other sales equipment for use in the marketplace.

The fair value of acquired assets and assumed liabilities, which for the May 2015 Expansion Territory, the October 2015 Expansion Territory and the Annapolis MRC transaction remain subject to adjustment in accordance with the terms and conditions of each respective transaction’s asset purchase agreement, of the 2015 Expansion Territories and the Annapolis MRC as of the acquisition dates is summarized as follows:

In Thousands	January 2015 Expansion Territory	February 2015 Expansion Territory	May 2015 Expansion Territory	October 2015 Expansion Territory	Annapolis MRC
Cash	$59	$105	$45	$160	$-
Inventories	1,238	1,268	1,045	2,564	109
Prepaid expenses and other current assets	714	1,108	224	1,305	-
Accounts receivable from The Coca-Cola Company	322	740	294	-	-
Property, plant and equipment	6,291	15,656	6,210	24,832	8,492
Other assets (including deferred taxes)	336	1,354	510	4,272	-
Goodwill	1,388	1,517	1,010	7,657	-
Other identifiable intangible assets	12,950	20,350	1,700	49,100	-
Total acquired assets	$23,298	$42,098	$11,038	$89,890	$8,601

Current liabilities (acquisition related contingent consideration)	$843	$1,659	$281	$547	$-
Other current liabilities	125	974	494	4,222	-
Other liabilities	-	823	10	-	1,265
Other liabilities (acquisition related contingent consideration)	9,131	20,625	2,748	58,925	-
Total assumed liabilities	$10,099	$24,081	$3,533	$63,694	$1,265

The fair value of the acquired identifiable intangible assets of the 2015 Expansion Territories as of the acquisition dates is as follows:

In Thousands	January 2015 Expansion Territory	February 2015 Expansion Territory	May 2015 Expansion Territory	October 2015 Expansion Territory	Estimated Useful Lives
Distribution agreements	$12,400	$19,200	$1,500	$47,900	40 years
Customer lists	550	1,150	200	1,200	12 years
Total acquired identifiable intangible assets	$12,950	$20,350	$1,700	$49,100

The goodwill of $1.4 million, $1.5 million, $1.0 million and $7.7 million for the January 2015 Expansion Territory, February 2015 Expansion Territory, May 2015 Expansion Territory and October 2015 Expansion Territory, respectively, is primarily attributed to the workforce acquired. Goodwill of $1.1 million, $0.2 million and $1.1 million is expected to be deductible for tax purposes for the January 2015 Expansion Territory, May 2015 Expansion Territory and October 2015 Expansion Territory, respectively. No goodwill is expected to be deductible for tax purposes for the February 2015 Expansion Territory.

YTD 2016 Expansion Transactions

During the quarter ended April 3, 2016 (“Q1 2016”), the Company acquired distribution rights and related assets in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia on January 29, 2016, and Alexandria, Virginia and Capitol Heights and La Plata, Maryland on April 1, 2016, and acquired the Sandston, Virginia Regional Manufacturing Facility and related Manufacturing Assets on January 29, 2016 (the “Q1 2016 Expansion Transactions”).

During the quarter ended July 3, 2016 (“Q2 2016”), the Company acquired distribution rights and related assets in Baltimore, Hagerstown and Cumberland, Maryland on April 29, 2016, and also acquired the Silver Spring, Maryland and Baltimore, Maryland Regional Manufacturing Facilities and related Manufacturing Assets on April 29, 2016 (the “Q2 2016 Expansion Transactions” and, together with the Q1 2016 Expansion Transactions, the “YTD 2016 Expansion Transactions”).

Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia Territory Acquisitions and Sandston, Virginia Regional Manufacturing Facility Acquisition

The September 2015 APA contemplated the Company’s acquisition of distribution rights and related assets in the territory served by CCR through CCR’s facilities and equipment located in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia and the October 2015 APA contemplated the Company’s acquisition of the Regional Manufacturing Facility and related Manufacturing Assets in Sandston, Virginia (the “January 2016 Expansion Transactions”). The closing of the January 2016 Expansion Transactions occurred on January 29, 2016, for a cash purchase price of $65.7 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and October 2015 APA.

Alexandria, Virginia and Capitol Heights and La Plata, Maryland Territory Acquisitions

The September 2015 APA also contemplated the Company’s acquisition of distribution rights and related assets in the territory served by CCR through CCR’s facilities and equipment located in Alexandria, Virginia and Capitol Heights and La Plata, Maryland (the “April 1, 2016 Expansion Transaction”). The closing of the April 1, 2016 Expansion Transaction occurred on April 1, 2016, for a cash purchase price of $35.6 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA.

Baltimore, Hagerstown and Cumberland, Maryland Territory Acquisitions and Silver Spring and Baltimore, Maryland Regional Manufacturing Facilities Acquisitions

On April 29, 2016, the Company completed the remaining transactions contemplated by (i) the September 2015 APA by acquiring distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Baltimore, Hagerstown and Cumberland, Maryland and (ii) the October 2015 APA by acquiring the Regional Manufacturing Facilities and related Manufacturing Assets in Silver Spring and Baltimore, Maryland (the “April 29, 2016 Expansion Transactions”).  The closing of the April 29, 2016 Expansion Transactions occurred for a cash purchase price of $69.0 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and October 2015 APA.

The fair value of acquired assets and assumed liabilities of the YTD 2016 Expansion Transactions as of the acquisition dates is summarized as follows:

In Thousands	January 2016 Expansion Transactions	April 1, 2016 Expansion Transaction	April 29, 2016 Expansion Transactions
Cash	$179	$219	$161
Inventories	10,159	3,748	13,850
Prepaid expenses and other current assets	2,775	1,736	3,749
Property, plant and equipment	46,100	54,149	58,783
Other assets (including deferred taxes)	2,359	1,434	5,372
Goodwill	10,564	1,943	8,021
Other identifiable intangible assets	1,300	-	23,450
Total acquired assets	$73,436	$63,229	$113,386

Current liabilities (acquisition related contingent consideration)	$361	$742	$1,307
Other current liabilities	591	2,702	4,391
Accounts payable to The Coca-Cola Company	650	-	-
Other liabilities	-	309	3,117
Other liabilities (acquisition related contingent consideration)	6,144	23,924	35,561
Total assumed liabilities	$7,746	$27,677	$44,376

The fair value of the acquired identifiable intangible assets as of the acquisition dates is as follows:

In Thousands	January 2016 Expansion Transactions	April 29, 2016 Expansion Transactions	Estimated Useful Lives
Distribution agreements	$750	$22,000	40 years
Customer lists	550	1,450	12 years
Total acquired identifiable intangible assets	$1,300	$23,450

The goodwill of $10.6 million, $1.9 million and $8.0 million for the January 2016 Expansion Transactions, April 1, 2016 Expansion Transaction and April 29, 2016 Expansion Transactions, respectively, is primarily attributed to operational synergies and the workforce acquired. Goodwill of $7.1 million is expected to be deductible for tax purposes for the January 2016 Expansion Transactions. No goodwill is expected to be deductible for the April 1, 2016 Expansion Transaction or the April 29, 2016 Expansion Transactions.

The Company has preliminarily allocated the purchase price of the May 2015 Expansion Territory, the October 2015 Expansion Territory, the Annapolis MRC and the YTD 2016 Expansion Transactions to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained.

The anticipated range of amounts the Company could pay annually under the acquisition related contingent consideration arrangements for the 2015 Expansion Territories and the YTD 2016 Expansion Transactions is between $10 million and $18 million.

2015 Asset Exchange Agreement

On October 17, 2014, the Company and CCR entered into an agreement (the “Asset Exchange Agreement”) pursuant to which CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca‑Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky (the “Lexington Expansion Territory”), including the rights to produce such beverages in the Lexington Expansion Territory, in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca‑Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in that territory (the “Asset Exchange Transaction”). The Company and CCR closed the Asset Exchange Transaction on May 1, 2015. The net assets received by the Company in the exchange, after deducting the value of certain retained assets and retained liabilities, was approximately $15.3 million.

The fair value of acquired assets and assumed liabilities related to the Lexington Expansion Territory as of the exchange date is summarized as follows:

Lexington
Expansion
In Thousands	Territory
Cash	$56
Inventories	2,231
Prepaid expenses and other current assets	345
Accounts receivable from The Coca-Cola Company	362
Property, plant and equipment	12,216
Other assets	48
Franchise rights	23,700
Goodwill	1,856
Other identifiable intangible assets	1,100
Total acquired assets	$41,914

Current liabilities	$926
Total assumed liabilities	$926

The fair value of the acquired identifiable intangible assets related to the Lexington Expansion Territory as of the exchange date is as follows:

	Lexington
	Expansion	Estimated
In Thousands	Territory	Useful Lives
Franchise rights	$23,700	Indefinite
Distribution agreements	300	40 years
Customer lists	800	12 years
Total acquired identifiable intangible assets	$24,800

The goodwill of $1.9 million related to the Lexington Expansion Territory is primarily attributed to the workforce of the territories and is expected to be deductible for tax purposes.

During Q2 2016, the net assets received in the Asset Exchange Transaction, after deducting the value of certain retained assets and retained liabilities, increased by $4.2 million as a result of completing the post-closing adjustment under the Asset Exchange Agreement. In addition, the gain on the exchange was reduced by $0.7 million during the Q2 2016.

The carrying value of assets exchanged related to the Jackson, Tennessee territory exchanged in the Asset Exchange Transaction was $17.5 million, resulting in a gain on the exchange of $8.8 million in the second quarter of 2015.

The amount of goodwill and franchise rights allocated to the Jackson, Tennessee territory was determined using a relative fair value approach comparing the fair value of the Jackson, Tennessee territory to the fair value of the overall Nonalcoholic Beverages reporting unit.

YTD 2016 Expansion Transactions, 2015 Expansion Territories and 2015 Asset Exchange Agreement Financial Results

The financial results of the YTD 2016 Expansion Transactions, 2015 Expansion Territories and Lexington Expansion Territory have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed $287.1 million and $72.5 million in net sales and $16.0 million and $2.7 million in operating income during Q2 2016 and the quarter ended June 28, 2015 (“Q2 2015”), respectively.  These territories contributed $429.6 million and $90.5 million in net sales and $17.3 million and $4.4 million in operating income during YTD 2016 and the first half of 2015 (“YTD  2015”).

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

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Net sales as reported	$840,384	$614,683	$1,465,840	$1,067,936
Pro forma adjustments (unaudited)	19,482	198,795	147,185	446,338
Net sales pro forma (unaudited)	$859,866	$813,478	$1,613,025	$1,514,274

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly owned subsidiary of the Company to The Coca‑Cola Company. Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all of the issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million. As a result of the sale, the Company recognized a gain of $22.7 million, which was recorded to Gain on sale of business in the consolidated financial statements in the third quarter of 2015. BYB contributed $9.8 million in net sales and $2.1 million in operating income during Q2 2015, and $16.7 million in net sales and $2.0 million in operating income during YTD 2015.

3.  Inventories

Inventories consisted of the following:

In Thousands	July 3, 2016	January 3, 2016	June 28, 2015
Finished products	$84,279	$56,252	$67,936
Manufacturing materials	15,520	12,277	11,024
Plastic shells, plastic pallets and other inventories	26,932	20,935	20,681
Total inventories	$126,731	$89,464	$99,641

The growth in the inventory balance at July 3, 2016, as compared to January 3, 2016, and June 28, 2015, is primarily due to inventory acquired through the acquisitions of the 2015 Expansion Territories and the YTD 2016 Expansion Transactions.

4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	July 3, 2016	January 3, 2016	June 28, 2015	Estimated Useful Lives
Land	$64,231	$24,731	$17,317
Buildings	175,666	134,496	124,426	8-50 years
Machinery and equipment	197,283	165,733	159,713	5-20 years
Transportation equipment	280,939	251,712	204,768	4-20 years
Furniture and fixtures	68,829	59,500	50,815	3-10 years
Cold drink dispensing equipment	454,538	398,867	375,650	5-17 years
Leasehold and land improvements	103,763	94,208	81,660	5-20 years
Software for internal use	101,278	97,760	92,916	3-10 years
Construction in progress	19,768	24,632	13,411
Total property, plant and equipment, at cost	1,466,295	1,251,639	1,120,676
Less: Accumulated depreciation and amortization	759,824	725,819	701,413
Property, plant and equipment, net	$706,471	$525,820	$419,263

Depreciation and amortization expense was $26.5 million and $18.9 million in Q2 2016 and in Q2 2015, respectively. Depreciation and amortization expense was $49.9 million and $36.0 million in YTD 2016 and YTD 2015, respectively. These amounts included amortization expense for leased property under capital leases.

5.  Franchise Rights and Goodwill

Franchise rights and goodwill consisted of the following:

In Thousands	July 3, 2016	January 3, 2016	June 28, 2015
Franchise rights	$533,040	$527,540	$527,540
Goodwill	139,756	117,954	111,591
Total franchise rights and goodwill	$672,796	$645,494	$639,131

A reconciliation of the activity for franchise rights and goodwill for YTD 2015 and YTD 2016 follows:

In Thousands	Franchise rights	Goodwill	Total
Balance on December 28, 2014	$520,672	$106,220	$626,892
YTD 2015 Expansion Territories	-	5,425	5,425
Asset Exchange Transaction	6,868	38	6,906
Measurement period adjustment	-	(92)	(92)
Balance on June 28, 2015	$527,540	$111,591	$639,131

Balance on January 3, 2016	$527,540	$117,954	$645,494
YTD 2016 Expansion Transactions	-	20,528	20,528
Asset Exchange Transaction	5,500	(682)	4,818
Measurement period adjustment	-	1,956	1,956
Balance on July 3, 2016	$533,040	$139,756	$672,796

The Company’s goodwill and franchise rights reside entirely within the Nonalcoholic Beverage segment. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter.  During YTD 2016, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values.

In Q2 2016, the Company recorded $5.5 million in franchise rights for the Lexington Expansion Territory.

6.  Other Identifiable Intangible Assets

Other identifiable intangible assets consisted of the following:

	July 3, 2016
In Thousands	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$157,555	$5,373	$152,182	20-40 years
Customer lists and other identifiable intangible assets	13,338	5,053	8,285	12-20 years
Total other identifiable intangible assets	$170,893	$10,426	$160,467

	January 3, 2016
In Thousands	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$133,109	$3,323	$129,786	20-40 years
Customer lists and other identifiable intangible assets	11,338	4,676	6,662	12-20 years
Total other identifiable intangible assets	$144,447	$7,999	$136,448

	June 28, 2015
In Thousands	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$102,209	$6,579	$95,630	20-40 years
Customer lists and other identifiable intangible assets	10,188	-	10,188	12-20 years
Total other identifiable intangible assets	$112,397	$6,579	$105,818

During YTD 2016, the Company acquired $22.8 million of distribution agreement intangible assets and $2.0 million of customer lists intangible assets related to the YTD 2016 Expansion Transactions.

7.  Other Accrued Liabilities

Other accrued liabilities consisted of the following:

In Thousands	July 3, 2016	January 3, 2016	June 28, 2015
Accrued marketing costs	$31,620	$24,959	$20,147
Accrued insurance costs	25,509	24,353	22,877
Accrued taxes (other than income taxes)	4,813	1,721	6,470
Employee benefit plan accruals	13,917	13,963	13,314
Checks and transfers yet to be presented for payment from zero balance cash accounts	17,609	8,980	14,335
Acquisition related contingent consideration	12,298	7,902	5,706
Commodity hedges mark-to-market accrual	291	3,442	569
All other accrued liabilities	23,595	18,848	13,850
Total other accrued liabilities	$129,652	$104,168	$97,268

8. Debt

Following is a summary of the Company’s debt:

In Thousands	Maturity	Interest Rate	Interest Paid	July 3, 2016	January 3, 2016	June 28, 2015
Revolving credit facility	2019	Variable	Varies	$75,000	$-	$290,000
Senior Notes	2016	5.00%	Semi-annually	-	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	350,000	350,000	-
Term Loan	2021	Variable	Varies	300,000	-	-
Unamortized discount on Senior Notes	2019			(683)	(792)	(897)
Unamortized discount on Senior Notes	2025			(82)	(86)	-
Debt issuance costs				(4,417)	(4,251)	(1,749)
Total debt				829,818	619,628	562,111
Less: Current portion of debt				-	-	-
Long-term debt				$829,818	$619,628	$562,111

The Company had capital lease obligations of $52.3 million, $55.8 million, and $59.2 million as of July 3, 2016, January 3, 2016, and June 28, 2015, respectively. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

In October 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”). In April 2015, the Company exercised the accordion feature of the Revolving Credit Facility, thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility includes two financial covenants: a cash flow/fixed charges ratio and a funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants at July 3, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

On June 7, 2016, the Company entered into a term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021.  The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating, at the Company’s option.  The Term Loan Facility includes two financial covenants:  a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants as of July 3, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of Senior Notes that matured on June 15, 2016.

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

The following summarizes Q2 2016, Q2 2015, YTD 2016 and YTD 2015 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Second Quarter		First Half
In Thousands	Classification of Gain (Loss)	2016	2015	2016	2015
Commodity hedges	Cost of sales	$1,452	$(893)	$2,294	$(681)
Commodity hedges	Selling, delivery and administrative expenses	1,318	144	1,516	575
Total		$2,770	$(749)	$3,810	$(106)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	July 3, 2016	January 3, 2016	June 28, 2015
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$102	$-	$428
Commodity hedges at fair market value	Other assets	560	3	147
Total assets		$662	$3	$575

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$291	$3,442	$569
Commodity hedges at fair market value	Other liabilities	-	-	112
Total liabilities		$291	$3,442	$681

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the consolidated balance sheet and the net amounts of derivative liabilities are recognized in other accrued liabilities or other liabilities in the consolidated balance sheet.  The Company had gross derivative assets of $1.2 million and gross derivative liabilities of $0.8 million as of July 3, 2016. The Company had gross derivative assets of $0.2 million and gross derivative liabilities of $3.6 million as of January 3, 2016.  The Company had gross derivative assets of $1.8 million and gross derivative liabilities of $1.9 million as of June 28, 2015.

The Company’s outstanding commodity derivative agreements as of July 3, 2016 had a notional amount of $39.3 million and a latest maturity date of December 2017.  The Company’s outstanding commodity derivative agreements as of January 3, 2016 had a notional amount of $64.9 million and a latest maturity date of December 2017.  The Company’s outstanding commodity derivative agreements as of June 28, 2015 had a notional amount of $85.6 million and a latest maturity date of December 2016.

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

The carrying amounts and fair values of the Company's debt, deferred compensation plan assets and liabilities, commodity hedging agreements and acquisition related contingent consideration were as follows:

	July 3, 2016		January 3, 2016		June 28, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Deferred compensation plan assets	$22,308	$22,308	$20,755	$20,755	$20,466	$20,466
Deferred compensation plan liabilities	(22,308)	(22,308)	(20,755)	(20,755)	(20,466)	(20,466)
Commodity hedging agreements-assets	662	662	3	3	575	575
Commodity hedging agreements-liabilities	(291)	(291)	(3,442)	(3,442)	(681)	(681)
Public debt securities	(455,667)	(495,700)	(619,628)	(645,400)	(272,111)	(297,700)
Non-public variable rate debt	(374,151)	(375,000)	-	-	(290,000)	(290,000)
Acquisition related contingent consideration	(228,768)	(228,768)	(136,570)	(136,570)	(94,068)	(94,068)

GAAP requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, commodity hedging agreements and acquisition related contingent consideration:

	July 3, 2016			January 3, 2016			June 28, 2015
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$22,308	$-	$-	$20,755	$-	$-	$20,466	$-	$-
Commodity hedging agreements	-	662	-	-	3	-	-	575	-
Liabilities:
Deferred compensation plan liabilities	22,308	-	-	20,755	-	-	20,466	-	-
Commodity hedging agreements	-	291	-	-	3,442	-	-	681	-
Public debt securities	-	495,700	-	-	645,400	-	-	297,700	-
Non-public variable rate debt	-	375,000	-	-	-	-	-	290,000	-
Acquisition related contingent consideration	-	-	228,768	-	-	136,570	-	-	94,068

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

The fair value estimates of the Company’s debt are classified as Level 2.  Public and non-public debt is valued using quoted market prices of the debt or debt with similar characteristics.

Under the CBAs the Company entered into in 2016, 2015 and 2014, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the acquired territories.  This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs.  Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the territory expansion to fair value by discounting future expected sub-bottling payments required under the CBAs using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each expansion territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBAs, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows:

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Opening balance	$177,933	$98,505	$136,570	$46,850
Increase due to acquisitions	36,868	3,029	68,039	50,312
Payments/accruals	(2,307)	(1,388)	(9,266)	(2,105)
Fair value adjustment - (income) expense	16,274	(6,078)	33,425	(989)
Ending balance	$228,768	$94,068	$228,768	$94,068

As of July 3, 2016 and June 28, 2015, the Company has recorded a liability of $228.8 million and $94.1 million, respectively, to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data. The contingent consideration is reassessed and adjusted to fair value each quarter through other income (expense) on the Company’s consolidated statements of operations. During Q2 2016 and YTD 2016, the Company recorded an unfavorable fair value adjustment to the contingent consideration liability of $16.3 million and $33.4 million, respectively, primarily due to updated projections and a change in the risk-free interest rate.  During Q2 2015 and YTD 2015, the Company recorded a favorable fair value adjustment to the contingent consideration liability of $6.0 million and $1.0 million, respectively, primarily due to updated projections and a change in the risk-free interest rate.

There were no transfers of assets or liabilities between Levels in any period presented.

11.  Other Liabilities

Other liabilities consisted of the following:

In Thousands	July 3, 2016	January 3, 2016	June 28, 2015
Accruals for executive benefit plans	$119,387	$122,077	$120,181
Acquisition related contingent consideration	216,470	128,668	88,362
Other	17,100	16,345	16,659
Total other liabilities	$352,957	$267,090	$225,202

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

The Company guarantees a portion of SAC’s and Southeastern’s debt.  The amounts guaranteed were $32.5 million, $30.6 million and $33.7 million as of July 3, 2016, January 3, 2016 and June 28, 2015, respectively.  The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial.  The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities.  These guarantees expire at various dates through 2023.  The members of both cooperatives consist solely of Coca‑Cola bottlers.  The Company does not anticipate either of these cooperatives will fail to fulfill its commitments.  The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees.  In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees.  If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on July 3, 2016, would have been $23.9 million for SAC and $25.3 million for Southeastern. The Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.5 million for Southeastern.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. Letters of credit totaled $29.7 million, $26.9 million and $26.4 million on July 3, 2016, January 3, 2016 and June 28, 2015, respectively.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of July 3, 2016 amounted to $72.6 million and expire at various dates through 2026.

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

13.  Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2016 and YTD 2015 was 40.1% and 37.4%, respectively.  The increase in the effective tax rate was driven primarily by an increase in the state tax rate applied to the deferred tax assets and liabilities driven by the new territories, a decrease to the favorable manufacturing deduction (as a percentage of pre-tax income) caused by new territories which do not qualify for the deduction, and lower pre‑tax book income. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2016 and YTD 2015 was 49.8% and 39.5%, respectively.

As of July 3, 2016, January 3, 2016 and June 28, 2015, the Company had $3.1 million, $2.9 million and $3.2 million, respectively, of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

Prior tax years beginning in year 2012 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

During Q1 2016, the Company revalued its existing net deferred tax liabilities for the effects which resulted from the YTD 2016 Expansion Transactions.  The YTD 2016 impact of this revaluation was an increase to the recorded income tax expense of $0.8 million.

14.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of accumulated other comprehensive loss for Q2 2016 and Q2 2015 is as follows:

In Thousands	April 3, 2016	Pre-tax Activity	Tax Effect	July 3, 2016
Net pension activity:
Actuarial loss	$(67,788)	$740	$(285)	$(67,333)
Prior service costs	(74)	7	(2)	(69)
Net postretirement benefits activity:
Actuarial loss	(19,465)	588	(227)	(19,104)
Prior service costs	5,228	(840)	324	4,712
Foreign currency translation adjustment	5	(8)	2	(1)
Total	$(82,094)	$487	$(188)	$(81,795)

In Thousands	March 29, 2015	Pre-tax Activity	Tax Effect	June 28, 2015
Net pension activity:
Actuarial loss	$(74,378)	$795	$(307)	$(73,890)
Prior service costs	(94)	9	(3)	(88)
Net postretirement benefits activity:
Actuarial loss	(22,319)	718	(277)	(21,878)
Prior service costs	7,296	(840)	324	6,780
Foreign currency translation adjustment	(5)	1	(1)	(5)
Total	$(89,500)	$683	$(264)	$(89,081)

A summary of accumulated other comprehensive loss for YTD 2016 and YTD 2015 is as follows:

In Thousands	January 3, 2016	Pre-tax Activity	Tax Effect	July 3, 2016
Net pension activity:
Actuarial loss	$(68,243)	$1,481	$(571)	$(67,333)
Prior service costs	(78)	14	(5)	(69)
Net postretirement benefits activity:
Actuarial loss	(19,825)	1,175	(454)	(19,104)
Prior service costs	5,744	(1,680)	648	4,712
Foreign currency translation adjustment	(5)	7	(3)	(1)
Total	$(82,407)	$997	$(385)	$(81,795)

In Thousands	December 28, 2014	Pre-tax Activity	Tax Effect	June 28, 2015
Net pension activity:
Actuarial loss	$(74,867)	$1,591	$(614)	$(73,890)
Prior service costs	(99)	18	(7)	(88)
Net postretirement benefits activity:
Actuarial loss	(22,759)	1,435	(554)	(21,878)
Prior service costs	7,812	(1,680)	648	6,780
Foreign currency translation adjustment	(1)	(6)	2	(5)
Total	$(89,914)	$1,358	$(525)	$(89,081)

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
Second Quarter 2016:
Cost of sales	$75	$(38)	$37
Selling, delivery & administrative expenses	672	(214)	458
Subtotal pre-tax	747	(252)	495
Income tax expense	287	(97)	190
Total after tax effect	$460	$(155)	$305

Second Quarter 2015:
Cost of sales	$88	$(17)	$71
Selling, delivery & administrative expenses	716	(105)	611
Subtotal pre-tax	804	(122)	682
Income tax expense	310	(47)	263
Total after tax effect	$494	$(75)	$419

First Half 2016:
Cost of sales	$150	$(76)	$74
Selling, delivery & administrative expenses	1,345	(429)	916
Subtotal pre-tax	1,495	(505)	990
Income tax expense	576	(194)	382
Total after tax effect	$919	$(311)	$608

First Half 2015:
Cost of sales	$169	$(33)	$136
Selling, delivery & administrative expenses	1,440	(212)	1,228
Subtotal pre-tax	1,609	(245)	1,364
Income tax expense	621	(94)	527
Total after tax effect	$988	$(151)	$837

15.  Capital Transactions

On March 8, 2016, and March 3, 2015, the Compensation Committee of the Company’s Board of Directors determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a performance unit award agreement to J. Frank Harrison, III, in connection with his services in 2015 and 2014, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company.  As permitted under the terms of the performance unit award agreement, 19,080 of such shares were settled in cash in both 2016 and 2015 to satisfy tax withholding obligations in connection with the vesting of the performance units.

Compensation expense for the performance unit award agreement recognized in YTD 2016 was $2.9 million, which was based upon a Common Stock share price of $144.82 on July 1, 2016.  Compensation expense for the performance unit award agreement recognized in YTD 2015 was $3.0 million, which was based upon a Common Stock share price of $148.98 on June 26, 2015.

The increase in the total number of shares outstanding in YTD 2016 and YTD 2015 was due to the issuance of the 20,920 shares of Class B Common Stock related to the performance unit award agreement during the first quarter of each year.

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

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Service cost	$29	$35	$57	$70
Interest cost	3,031	2,973	6,062	5,947
Expected return on plan assets	(3,458)	(3,386)	(6,916)	(6,774)
Amortization of prior service cost	7	9	14	18
Recognized net actuarial loss	741	795	1,482	1,591
Net periodic pension cost	$350	$426	$699	$852

The Company did not make contributions to the Company-sponsored pension plans during YTD 2016.  Anticipated contributions for the two Company-sponsored pension plans will be in the range of $10 million to $12 million during the remainder of 2016.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees.  The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service.  The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Service cost	$350	$325	$700	$650
Interest cost	777	707	1,555	1,415
Recognized net actuarial loss	588	718	1,175	1,435
Amortization of prior service cost	(840)	(840)	(1,680)	(1,680)
Net periodic postretirement benefit cost	$875	$910	$1,750	$1,820

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

17. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of July 3, 2016, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. As long as The Coca‑Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock of the Company.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	First Half
In Millions	2016	2015
Payments by the Company for concentrate, syrup, sweetener and other purchases	$308.2	$231.8
Less: marketing funding support payments to the Company	34.4	25.7
Payments by the Company net of marketing funding support	$273.8	$206.1

Payments by the Company for customer marketing programs	$49.4	$21.7
Payments by the Company for cold drink equipment parts	10.4	6.9
Fountain delivery and equipment repair fees paid to the Company	12.5	7.9
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.8	0.6
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	3.3	2.1

The Company has a production arrangement with CCR to buy and sell finished products. Sales to CCR under this arrangement were $32.5 million and $17.3 million in YTD 2016 and YTD 2015, respectively. Purchases from CCR under this arrangement were $139.5 million and $94.1 million in YTD 2016 and YTD 2015, respectively. Prior to the sale of BYB to The Coca‑Cola Company, CCR distributed one of the Company’s brands (“Tum-E Yummies”). Total sales to CCR for Tum-E Yummies were $11.1 million in YTD 2015. During the third quarter of 2015, the Company sold BYB, the subsidiary that owned and distributed Tum-E Yummies, to The Coca‑Cola Company and recorded a gain of $22.7 million on the sale. The Company continues to distribute Tum-E Yummies following the sale. In addition, the Company transports product for CCR to the Company’s and other Coca‑Cola bottlers’ locations. Total sales to CCR for transporting CCR’s product were $11.5 million and $6.7 million in YTD 2016 and YTD 2015, respectively.

The acquisitions and divestitures with CCR and The Coca‑Cola Company described above in Note 2 to the consolidated financial statements are incorporated herein by reference. As described above in Note 2 to the consolidated financial statements, the Company and CCR have entered into and closed the following asset purchase agreements relating to certain territories previously served by CCR’s facilities and equipment located in these territories:

Territory	Asset Agreement Date	Acquisition Closing Date
Johnson City and Morristown, Tennessee	May 7, 2014	May 23, 2014
Knoxville, Tennessee	August 28, 2014	October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014	February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015	May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	September 23, 2015	October 30, 2015
Richmond and Yorktown, Virginia and Easton and Salisbury, Maryland	September 23, 2015	January 29, 2016
Sandston Regional Manufacturing Facility	October 30, 2015	January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	September 23, 2015	April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland	September 23, 2015	April 29, 2016
Silver Springs and Baltimore Regional Manufacturing Facility	October 30, 2015	April 29, 2016

As part of the distribution territory closings under these asset purchase agreements, the Company signed CBAs which have terms of ten years and are renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment is based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. As of July 3, 2016, January 3, 2016 and June 28, 2015, the Company had recorded a liability of $228.8 million, $136.6 million and $94.1 million, respectively, to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. Payments of $8.0 million and $0.8 million were made to CCR under the CBAs during YTD 2016 and YTD 2015, respectively.

On October 17, 2014, the Company entered into an asset exchange agreement with CCR, pursuant to which the Company exchanged its facilities and equipment located in Jackson, Tennessee for territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky. This transaction closed on May 1, 2015.

As part of the Expansion Transactions, on October 30, 2015, the Company acquired from CCR a “make-ready center” in Annapolis, Maryland for approximately $5.3 million, subject to a final post-closing adjustment. The Company recorded a bargain purchase gain of $2.0 million on this transaction after applying a deferred tax liability of approximately $1.3 million. The Company uses the make-ready center to deploy and refurbish vending and other sales equipment for use in the marketplace.

Along with all other Coca‑Cola bottlers in the United States, the Company is a member in Coca‑Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca‑Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.5 million and $0.2 million in YTD 2016 and YTD 2015, respectively. Amounts due from CCBSS for rebates on raw materials were $6.4 million, $5.9 million and $4.9 million as of July 3, 2016, January 3, 2016, and June 28, 2015, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company at cost. Purchases from SAC by the Company for finished products were $75.7 million and $68.7 million in YTD 2016 and YTD 2015, respectively. In addition, the Company transports product for SAC to the Company’s and other Coca‑Cola bottlers’ locations. Total sales to SAC for transporting SAC’s product were $4.6 million and $3.9 million in YTD 2016 and YTD 2015, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.1 million and $0.9 million in YTD 2016 and YTD 2015, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $23.9 million as of July 3, 2016. The Company’s equity investment in SAC was $4.1 million as of July 3, 2016, January 3, 2016, and June 28, 2015, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $42.4 million in YTD 2016 and $37.8 million in YTD 2015. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $8.6 million as of July 3, 2016. The Company’s equity investment in Southeastern was $18.2 million, $18.3 million and $18.3 million as of July 3, 2016, January 3, 2016 and June 28, 2015, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of July 3, 2016 nor was there any impairment in 2015.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The SPC lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of July 3, 2016, January 3, 2016, and June 28, 2015, was $16.1 million $17.5 million and $18.8 million, respectively. Rental payments related to this lease were $2.0 million in YTD 2016 and $1.9 million in YTD 2015.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s majority shareholder is J. Frank Harrison, III and

Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease as of July 3, 2016, January 3, 2016, and June 28, 2015, was $16.8 million, $18.1 million and $19.4 million, respectively. Rental payments related to this lease were $2.2 million and $2.1 million in YTD 2016 and YTD 2015, respectively.

CONA

The Company is a member of CONA Services LLC (“CONA”), an entity formed with The Coca‑Cola Company and certain Coca‑Cola bottlers to provide business process and information technology services to its members. Under the CONA limited liability agreement executed January 27, 2016 (as amended or restated from time to time, the “CONA LLC Agreement”), the Company and other members of CONA are required to make capital contributions to CONA if and when approved by CONA’s board of directors, which is comprised of representatives of the members. The Company currently has the right to designate one of the members of CONA’s board of directors and has a percentage interest in CONA of approximately 19%.  During YTD 2016, the Company made $6.6 million of capital contributions to CONA.

The Company is a party to a Master Services Agreement (the “Master Services Agreement”) with CONA, pursuant to which CONA agreed to make available, and the Company became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. Pursuant to the Master Services Agreement, CONA agreed to make available, and authorized the Company to use, the CONA System in connection with the distribution, sale, marketing and promotion of non-alcoholic beverages the Company is authorized to distribute under its comprehensive beverage agreement or any other agreement with The Coca‑Cola Company (the “Beverages”) in the territories the Company serves (the “Territories”), subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third-parties and used in connection with the CONA System. As part of making the CONA System available to the Company, CONA will provide certain business process and information technology services to the Company, including the planning, development, management and operation of the CONA System in connection with the Company’s direct store delivery of products (collectively, the “CONA Services”). In exchange for the Company’s right to use the CONA System and right to receive the CONA Services under the Master Services Agreement, the Company will be charged service fees by CONA on a quarterly basis based on the number of physical cases of Beverages distributed by the Company during the applicable period in the Territories where the CONA Services have been implemented (the “Service Fees”). Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute products of The Coca‑Cola Company (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the Service Fees will be changed to be an amount per physical case of Beverages distributed in any portion of the Territories that is equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed by all of the members of CONA, subject to certain exceptions. The Company is obligated to pay the Service Fees under the Master Services Agreement even if it is not using the CONA System for all or any portion of its operations in the Territories.  During YTD 2016, the Company incurred CONA Service Fees of $3.2 million.

NPSG

The Coca‑Cola Company, the Company and three other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system (collectively, the “Regional Producing Bottlers”) are parties to a national product supply governance agreement (the “NPSG Governance Agreement”), pursuant to which The Coca‑Cola Company and the Regional Producing Bottlers have established a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other Regional Producing Bottler. The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for the ongoing operations thereof. The Company is obligated to pay a certain portion of the costs of operating the NPSG. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca‑Cola system strategic investment opportunities that are consistent with the NPSG Governance Agreement.

18.  Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2016	2015	2016	2015
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$15,652	$26,934	$5,611	$29,158
Less dividends:
Common Stock	1,786	1,786	3,571	3,571
Class B Common Stock	543	538	1,081	1,070
Total undistributed earnings	$13,323	$24,610	$959	$24,517

Common Stock undistributed earnings – basic	$10,216	$18,913	$736	$18,858
Class B Common Stock undistributed earnings – basic	3,107	5,697	223	5,659
Total undistributed earnings – basic	$13,323	$24,610	$959	$24,517

Common Stock undistributed earnings – diluted	$10,172	$18,832	$733	$18,777
Class B Common Stock undistributed earnings – diluted	3,151	5,778	226	5,740
Total undistributed earnings – diluted	$13,323	$24,610	$959	$24,517

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,786	$3,571	$3,571
Common Stock undistributed earnings – basic	10,216	18,913	736	18,858
Numerator for basic net income per Common Stock share	$12,002	$20,699	$4,307	$22,429

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$543	$538	$1,081	$1,070
Class B Common Stock undistributed earnings – basic	3,107	5,697	223	5,659
Numerator for basic net income per Class B Common Stock share	$3,650	$6,235	$1,304	$6,729

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,786	$3,571	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	543	538	1,081	1,070
Common Stock undistributed earnings – diluted	13,323	24,610	959	24,517
Numerator for diluted net income per Common Stock share	$15,652	$26,934	$5,611	$29,158

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$543	$538	$1,081	$1,070
Class B Common Stock undistributed earnings – diluted	3,151	5,778	226	5,740
Numerator for diluted net income per Class B Common Stock share	$3,694	$6,316	$1,307	$6,810

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2016	2015	2016	2015
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,172	2,151	2,164	2,143

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,353	9,332	9,345	9,324
Class B Common Stock weighted average shares outstanding – diluted	2,212	2,191	2,204	2,183

Basic net income per share:
Common Stock	$1.68	$2.90	$0.60	$3.14
Class B Common Stock	$1.68	$2.90	$0.60	$3.14

Diluted net income per share:
Common Stock	$1.67	$2.89	$0.60	$3.13
Class B Common Stock	$1.67	$2.88	$0.59	$3.12

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

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

19.  Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
In Thousands	2016	2015
Accounts receivable, trade, net	$(101,433)	$(66,874)
Accounts receivable from The Coca-Cola Company	(20,871)	(18,583)
Accounts receivable, other	(126)	(4,936)
Inventories	(10,679)	(23,681)
Prepaid expenses and other current assets	8,101	6,532
Accounts payable, trade	47,244	23,105
Accounts payable to The Coca-Cola Company	49,546	40,777
Other accrued liabilities	13,475	22,215
Accrued compensation	(12,387)	(6,707)
Accrued interest payable	42	(1,386)
Change in current assets less current liabilities (exclusive of acquisition)	$(27,088)	$(29,538)

20.  Segments

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Following the sale of BYB during the third quarter of fiscal 2015, two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages (made up entirely of BYB), were aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. As a result, these three operating segments have been combined into an “All Other” reportable segment.

The Company’s results for its two reportable segments are as follows:

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Net Sales:
Nonalcoholic Beverages	$817,880	$599,607	$1,424,808	$1,041,290
All Other	58,397	40,693	104,106	74,508
Eliminations*	(35,893)	(25,617)	(63,074)	(47,862)
Consolidated net sales	$840,384	$614,683	$1,465,840	$1,067,936

Operating Income:
Nonalcoholic Beverages	$52,878	$37,061	$63,846	$52,392
All Other	1,858	1,255	3,291	2,826
Consolidated operating income	$54,736	$38,316	$67,137	$55,218

Depreciation and Amortization:
Nonalcoholic Beverages	$26,298	$18,638	$49,206	$35,343
All Other	1,642	1,079	3,123	2,031
Consolidated depreciation and amortization	$27,940	$19,717	$52,329	$37,374

Capital Expenditures:
Nonalcoholic Beverages	$35,832	$26,226	$60,826	$45,478
All Other	7,221	2,334	13,879	9,474
Consolidated capital expenditures	$43,053	$28,560	$74,705	$54,952

In Thousands	July 3, 2016	January 3, 2016	June 28, 2015
Total Assets:
Nonalcoholic Beverages	$2,155,339	$1,804,084	$1,656,957
All Other	96,133	75,842	58,535
Eliminations*	(5,722)	(33,361)	(7,250)
Consolidated total assets	$2,245,750	$1,846,565	$1,708,242

*NOTE: The entire net sales elimination for each year presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Bottle/can sales*:
Sparkling beverages (carbonated)	$464,859	$345,871	$816,925	$624,393
Still beverages (noncarbonated, including energy products)	246,371	162,088	413,165	251,973
Total bottle/can sales	711,230	507,959	1,230,090	876,366

Other sales:
Sales to other Coca-Cola bottlers	61,045	48,560	111,255	86,406
Post-mix and other	68,109	58,164	124,495	105,164
Total other sales	129,154	106,724	235,750	191,570

Total net sales	$840,384	$614,683	$1,465,840	$1,067,936

*NOTE:  In Q2 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented.  Total bottle/can sales remain unchanged in prior periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Bottling Co. Consolidated (the “Company,” “we” and “our”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca‑Cola Bottling Partnership (“Piedmont”). The noncontrolling interest primarily consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Expansion Transactions

Since April 2013, as a part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to expand the Company’s distribution operations significantly through the acquisition of rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Territory Expansion Transactions”). During 2015, the Company completed its acquisitions of Expansion Territories announced as part of the April 2013 letter of intent signed with The Coca‑Cola Company which included Expansion Territories in parts of Tennessee, Kentucky and Indiana.

As a part of these transactions, in May 2015, the Company also completed an exchange transaction where it acquired certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca‑Cola and other beverage products in the territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky (including the rights to produce such beverages in the Lexington, Kentucky territory) in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca‑Cola and other beverage products in the territory previously served by the Company’s facilities and equipment located in Jackson, Tennessee (including the rights to produce such beverages in the Jackson, Tennessee territory). The net assets received by the Company in the Lexington-for-Jackson exchange transaction, after deducting the value of certain retained assets and retained liabilities, was approximately $15.3 million, which was paid in cash at closing. During the quarter ended July 3, 2016 (“Q2 2016”), the net assets received in the exchange, after deducting the value of certain retained assets and retained liabilities, increased by $4.2 million as a result of completing the post-closing adjustment under the Asset Exchange Agreement.  In addition, the gain on the exchange was reduced by $0.7 million during Q2 2016.

On May 12, 2015, the Company and The Coca‑Cola Company entered into a second non-binding letter of intent (the “May 2015 LOI”) pursuant to which CCR would (i) grant the Company in two phases certain exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and licensed products in additional territories served by CCR and (ii) sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands. The major markets that would be served by the Company as part of the expansion contemplated by the May 2015 LOI include: Baltimore, Maryland; Alexandria, Norfolk and Richmond, Virginia; the District of Columbia; Cincinnati, Columbus and Dayton, Ohio; and Indianapolis, Indiana.

On September 23, 2015, the Company and CCR entered into an asset purchase agreement for the first phase of the additional Distribution Territory Expansion Transactions contemplated by the May 2015 LOI (the “September 2015 APA”) including Expansion Territory in: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia (the “Next Phase Territories”). During Q2 2016, the Company completed the final transactions contemplated by the September 2015 APA.  Following is a summary of key dates:

•

October 30, 2015 – The first closing for the series of Next Phase Territories transactions (the “Next Phase Territories Transactions”) occurred for territories served by distribution facilities in Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina.

•

January 29, 2016 – The second closing for the series of Next Phase Territories Transactions occurred for territories served by distribution facilities in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia.

•

April 1, 2016 – The third closing for the series of Next Phase Territories Transactions occurred for territories served by distribution facilities in Capitol Heights and La Plata, Maryland and Alexandria, Virginia.

•	April 29, 2016 – The closings for the remainder of the Next Phase Territories Transactions occurred for territories served by distribution facilities in Baltimore, Cumberland and Hagerstown, Maryland.

At each of the closings for the Next Phase Territories Transactions, the Company entered into a comprehensive beverage agreement with CCR in substantially the same form as the form of comprehensive beverage agreement currently in effect in the territories acquired in the earlier Distribution Territory Expansion Transactions (the “Initial CBA”) which requires the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products (as defined in the Initial CBA) in the applicable Next Phase Territories.

The Company is continuing to work towards a definitive agreement or agreements with The Coca‑Cola Company for the remainder of the proposed distribution territory expansion described in the May 2015 LOI, including distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois (the “Subsequent Phase Territories”).

The net cash purchase price for each of the Expansion Transactions, which include both Distribution Territory Expansion Transactions and Manufacturing Facility Expansion Transactions (as defined below), completed as of July 3, 2016 is as follows:

Territory	Acquisition / Exchange Date	Net Cash Purchase Price (In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.2
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	18.0
Paducah and Pikeville, Kentucky	May 1, 2015	7.5*
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015	15.3
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015	26.1*
Annapolis, Maryland Ready Made Center	October 30, 2015	5.3*
Easton and Salisbury, Maryland, Richmond and Yorktown, Virginia, and Sandston, Virginia Regional Manufacturing Facility	January 29, 2016	65.7*
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	April 1, 2016	35.6*
Baltimore, Hagerstown and Cumberland, Maryland, and Silver Spring and Baltimore, Maryland Regional Manufacturing Facilities	April 29, 2016	69.0*

*NOTE:  These cash purchase price amounts are subject to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results of the 2015 Expansion Territories and YTD 2016 Expansion Transactions have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed $287.1 million and $72.5 million in net sales and $16.0 million and $2.7 million in operating income during Q2 2016 and Q2 2015, respectively.  These territories contributed $429.6 million and $90.5 million in net sales and $17.3 million and $4.4 million in operating income during YTD 2016 and YTD 2015, respectively.

Manufacturing Letter of Intent and Definitive Agreement for Manufacturing Facilities Serving Next Phase Territories

The May 2015 LOI contemplated, among other things, that The Coca‑Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. (“EPBs”) to implement a national product supply system. As a result of subsequent discussions among the EPBs and The Coca‑Cola Company, on September 23, 2015, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “Manufacturing LOI”) pursuant to which CCR would sell six manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets (collectively, “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system (the “Manufacturing Facility Expansion Transactions”). Similar to, and as an integral part of, the Distribution Territory Expansion Transactions described in the May 2015 LOI, the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases:

•

First phase – The first phase includes three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland that serve the Next Phase Territories (the “Next Phase Manufacturing Transactions”).  On October 30, 2015, the Company and CCR entered into a definitive purchase and sale agreement for the Manufacturing Assets that comprise the Next Phase Manufacturing Transactions.

o	January 29, 2016 – The first closing for the series of Next Phase Manufacturing Transactions occurred for the Sandston, Virginia facility.

o

April 29, 2016 – The interim and final closings for the series of Next Phase Manufacturing Transactions occurred for the acquisition of Regional Manufacturing Facilities located in Silver Spring, Maryland and Baltimore, Maryland.

•	Second phase – The second phase includes three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the Subsequent Phase Territories.

The rights for the manufacture, production and packaging of specified beverages at the Regional Manufacturing Facilities acquired by the Company have been granted by The Coca‑Cola Company to the Company pursuant to an initial regional manufacturing agreement in the form disclosed in the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 5, 2016 (the “Initial RMA”). Pursuant to its terms, the Initial RMA will be amended, restated and converted into a final form of regional manufacturing agreement (the “Final RMA”) concurrent with the conversion of the Company’s Bottling Agreements (as defined below) to the Final CBA as described in the description of the Territory Conversion Agreement (defined and described below). Under the Final RMA, the Company’s aggregate business directly and primarily related to the manufacture of Authorized Covered Beverages, permitted cross-licensed brands and other beverages and beverage products for The Coca‑Cola Company will be subject to the same agreed upon sale process provisions included in the Final CBA as described below, which include the need to obtain The Coca‑Cola Company’s prior approval of a potential purchaser of such manufacturing business. The Coca‑Cola Company will also have the right to terminate the Final RMA in the event of an uncured default by the Company.

The Company is continuing to work towards a definitive agreement or agreements with The Coca‑Cola Company for the remainder of the proposed Manufacturing Facility Expansion Transactions described in the Manufacturing LOI, which includes three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio.

On October 30, 2015, the Company, The Coca‑Cola Company and the other EPBs who are considered Regional Producing Bottlers entered into a National Product Supply Governance Agreement (the “NPSG Governance Agreement”). Pursuant to the NPSG Governance Agreement, The Coca‑Cola Company and the Regional Producing Bottlers have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other Regional Producing Bottler. The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning. The NPSG Board will make and/or oversee and direct certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for the ongoing operations thereof. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca‑Cola system strategic investment opportunities that are consistent with the NPSG Governance Agreement.

2016 Letters of Intent for Additional Expansion Transactions

On February 8, 2016, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “February 2016 LOI”) pursuant to which CCR would (i) grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories served by CCR in northern Ohio and northern West Virginia, (ii) sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands, and (iii) sell to the Company an additional Regional Manufacturing Facility currently owned by CCR located in Twinsburg, Ohio and related Manufacturing Assets. The transactions proposed in the February 2016 LOI would provide exclusive distribution rights for the Company in following major markets: Akron, Elyria, Toledo, Willoughby, and Youngstown County in Ohio.

On June 14, 2016, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “CCR June 2016 LOI”) pursuant to which CCR would (i) grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products in additional territories in northeastern Kentucky and southwestern West Virginia served by CCR’s distribution center in Louisa, Kentucky, (ii) sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands and (iii) exchange exclusive rights and associated distribution assets and working capital of CCR relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in territory in parts of Arkansas, southwestern Tennessee and northwestern Mississippi served by CCR and two additional Regional Manufacturing Facilities currently owned by CCR located in Memphis, Tennessee and West Memphis, Arkansas and related Manufacturing Assets for exclusive rights and associated distribution assets and working capital of the Company relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in territory in southern Alabama, southern Mississippi and southern Georgia currently served by the Company and a Regional Manufacturing Facility currently owned by the Company in Mobile, Alabama and related Manufacturing

Assets.  The transactions proposed by the CCR June 2016 LOI would provide exclusive distribution rights for the Company in the following major markets:  Little Rock, West Memphis and southern Arkansas; Memphis, Tennessee; and Louisa, Kentucky.

On June 14, 2016, the Company and Coca‑Cola Bottling Company United, Inc. (“United”), which is an independent bottler and unrelated to the Company, entered into a non-binding letter of intent pursuant to which the Company would exchange exclusive rights and associated distribution assets and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in certain territory in south-central Tennessee, northwest Alabama and northwest Florida currently served by the Company’s distribution centers located in Florence, Alabama and Panama City, Florida, for certain of United’s exclusive rights and associated distribution assets and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in certain territory in and around Spartanburg and Bluffton, South Carolina currently served by United’s distribution centers located in Spartanburg, South Carolina and Savannah, Georgia.

Territory Conversion Agreement

Concurrent with their execution of the September 2015 APA, the Company, CCR and The Coca‑Cola Company executed a territory conversion agreement (as amended February 8, 2016, the “Territory Conversion Agreement”), which provides that, except as noted below, all of the Company’s master bottle contracts, allied bottle contracts, Initial CBAs and other bottling agreements with The Coca‑Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products (as defined therein) (collectively, the “Bottling Agreements”) would be amended, restated and converted (upon the occurrence of certain events described below) to a new and final comprehensive beverage agreement (the “Final CBA”). The conversion would include all of the Company’s then existing Bottling Agreements in the Expansion Territories and in all other territories in the United States where the Company has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca‑Cola Company (the “Legacy Territory”), but would not affect any Bottling Agreements with respect to the greater Lexington, Kentucky territory. At the time of the conversion of the Bottling Agreements for the Legacy Territory to the Final CBA, CCR will pay a fee to the Company in cash (or another mutually agreed form of payment or credit) in an amount equivalent to 0.5 times the EBITDA the Company generates from sales in the Legacy Territory of Beverages (as defined in the Final CBA) either (i) owned by The Coca‑Cola Company or licensed to The Coca‑Cola Company and sublicensed to the Company, or (ii) owned by or licensed to Monster Energy Company on which the Company pays, and The Coca‑Cola Company receives, a facilitation fee.

The Company may elect to cause the conversion of the Bottling Agreements to the Final CBA to occur at any time by giving written notice to The Coca‑Cola Company. Further, now that the transactions contemplated by the September 2015 APA have been consummated, the conversion will occur automatically upon the earliest of (i) the consummation of all of the transactions described in the May 2015 LOI regarding the Subsequent Phase Territories (the “Subsequent Phase Territory Transactions”), (ii) January 1, 2020, as long as The Coca‑Cola Company has satisfied certain obligations described in the Territory Conversion Agreement regarding its intent to complete the Subsequent Phase Territory Transactions, or (iii) 30 days following the Company’s (a) termination of good faith negotiations of the Subsequent Phase Territory Transactions on terms similar to the Next Phase Territory Transactions or (b) notification that it no longer wants to pursue the Subsequent Phase Territory Transactions.

The Final CBA is similar to the Initial CBA in many respects, but also includes certain modifications and several new business, operational and governance provisions. For example, the Final CBA contains provisions that apply in the event of a potential sale of the Company or its aggregate businesses directly and primarily related to the marketing, promotion, distribution, and sale of Covered Beverages and Related Products (collectively, the “Business”). Under the Final CBA, the Company may only sell the Business to The Coca‑Cola Company or third party buyers approved by The Coca‑Cola Company. The Company annually can obtain a list of such approved third party buyers from The Coca‑Cola Company or, upon receipt of a third party offer to purchase the Business, may seek approval of such buyer by The Coca‑Cola Company. In addition, the Final CBA contains a sale process that would apply if the Company notifies The Coca‑Cola Company that it wishes to sell the Business to The Coca‑Cola Company. In such event, if the Company and The Coca‑Cola Company are unable in good faith to negotiate terms and conditions of a binding purchase and sale agreement, including the purchase price for the Business, then the Company may either withdraw from negotiations with The Coca‑Cola Company or initiate a third-party valuation process described in the Final CBA to determine the purchase price for the Business and, upon such third party’s determination of the purchase price, may decide to continue with its potential sale of the Business to The Coca‑Cola Company. The Coca‑Cola Company would then have the option to (i) purchase the Business for such purchase price pursuant to defined terms and conditions set forth in the Final CBA (including, to the extent not otherwise agreed by the Company and The Coca‑Cola Company, default non-price terms and conditions of the acquisition agreement) or (ii) elect not to purchase the Business, in which case the Final CBA would automatically be amended to, among other things, permit the Company to sell the Business to any third party without obtaining The Coca‑Cola Company’s prior approval of such third party.

The Final CBA also includes terms that would apply in the event The Coca‑Cola Company terminates the Final CBA following the Company’s default thereunder. These terms include a requirement that The Coca‑Cola Company acquire the Business upon such termination as well as the purchase price payable to the Company in such sale. The Final CBA specifies that the purchase price would be determined in accordance with a third-party valuation process equivalent to that employed if the Company notifies The Coca‑Cola Company that it desires to sell the Business to The Coca‑Cola Company; provided, the purchase price would be 85% of the valuation of the Business determined in the third-party valuation process if the Final CBA is terminated as a result of the Company’s willful misconduct in violating certain obligations in the Final CBA with respect to dealing in other beverage products and other business activities, if a change in control occurs without the consent of The Coca‑Cola Company or if the Company disposes of a majority of the voting power of any subsidiary of the Company that is a party to an agreement regarding the distribution or sale of Covered Beverages or Related Products.

Under the Final CBA, the Company will be required to ensure that it achieves an equivalent case volume per capita change rate that is not less than one standard deviation below the median of such rates for all U.S. Coca‑Cola bottlers. If the Company fails to comply with the equivalent case volume per capita change rate obligation for two consecutive years, it would have a twelve-month cure period to achieve an equivalent case volume per capita change rate within such standard before it would be considered in breach under the Final CBA and the previously described termination provisions are triggered. The Final CBA also requires the Company to make minimum, ongoing capital expenditures at a specified level.

Monster Distribution Agreement

Prior to April 6, 2015, the Company distributed energy drink products packaged and/or marketed by MEC Energy Company (“MEC”) under the primary brand name “Monster” (“MEC Products”) in certain portions of the Company’s territories. On March 26, 2015, the Company and MEC entered into a new distribution agreement granting the Company rights to distribute MEC Products throughout all of the geographic territory the Company currently services for the distribution of Coca‑Cola products, commencing April 6, 2015.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca‑Cola Company in the United States, distributing these products in fourteen states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages.  Still beverages, including energy products, are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, approximately 90% to 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7‑Up products. The sparkling beverage category represents approximately 66% of the Company’s YTD 2016 bottle/can net sales to retail customers.

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

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Bottle/can sales*:
Sparkling beverages (carbonated)	$464,859	$345,871	$816,925	$624,393
Still beverages (noncarbonated, including energy products)	246,371	162,088	413,165	251,973
Total bottle/can sales	711,230	507,959	1,230,090	876,366

Other sales:
Sales to other Coca-Cola bottlers	61,045	48,560	111,255	86,406
Post-mix and other	68,109	58,164	124,495	105,164
Total other sales	129,154	106,724	235,750	191,570

Total net sales	$840,384	$614,683	$1,465,840	$1,067,936

*NOTE: In Q2 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented.  Total bottle/can sales remain unchanged in prior periods.

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. New products and packaging introductions over the last several years include Coca‑Cola Life, the 12-ounce sleek can, 253 ml single bottles and multi-packs, 15-pack configuration of 12 oz. cans, the 7.5-ounce sleek can in both singles and multi-packs, Yup milk beverages and Core Power protein drinks.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $144.6 million and $103.2 million in YTD 2016 and YTD 2015, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Results of Operations

Second Quarter Results

Our results of operations for Q2 2016 and Q2 2015 are highlighted in the table below and discussed in the following paragraphs:

	Second Quarter
In Thousands (Except Per Share Data)	2016	2015	Change	% Change
Net sales	$840,384	$614,683	$225,701	36.7%
Cost of sales	520,677	377,366	143,311	38.0
Gross margin	319,707	237,317	82,390	34.7
S,D&A expenses	264,971	199,001	65,970	33.2
Income from operations	54,736	38,316	16,420	42.9
Interest expense, net	9,808	6,718	3,090	46.0
Other income (expense), net	(16,274)	6,078	(22,352)	(367.8)
Gain (loss) on exchange of franchise territory	(692)	8,807	(9,499)	(107.9)
Income before taxes	27,962	46,483	(18,521)	(39.8)
Income tax expense	10,638	17,562	(6,924)	(39.4)
Net income	17,324	28,921	(11,597)	(40.1)
Less: Net income attributable to noncontrolling interest	1,672	1,987	(315)	(15.9)
Net income attributable to the Company	$15,652	$26,934	$(11,282)	(41.9)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the Q2 2016 and Q2 2015 financial results:

Q2 2016

•	$7.0 million of expenses related to acquiring and transitioning Expansion Territories;
•	$287.1 million in net sales and $16.0 million of operating income related to the Expansion Territories; and
•	$16.3 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

Q2 2015

•	$72.5 million in net sales and $2.7 million of operating income related to the 2015 Expansion Territories;
•	$8.8 million gain on the exchange of certain franchise territories and related assets and liabilities;
•

$6.1 million recorded in other income as a result of a favorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories acquired in previous years; and

•	$4.3 million of expenses related to acquiring and transitioning new Expansion Territories.

Net Sales

Net sales increased $225.7 million, or 36.7%, to $840.4 million in Q2 2016 compared to $614.7 million in Q2 2015.

The increase in net sales was principally attributable to the following (in millions):

Q2 2016	Attributable to:
$211.7

Net sales increase related to the 2015 Expansion Territories and the YTD 2016 Expansion Transactions, partially offset by the 2015 comparable sales of the Legacy Territory exchanged for Expansion Territories in 2015

19.8	4.5% increase in bottle/can sales volume to retail customers in the Legacy Territory and 2014 Expansion Territories, primarily due to an increase in still beverages
(9.8)	Decrease in sales of the Company's own brand products primarily due to sale of BYB during the third quarter of 2015
7.6	Increase in external transportation revenue
(2.6)	0.6% decrease in bottle/can sales price per unit to retail customers in the Legacy Territory and 2014 Expansion Territories, primarily due to a decrease in sparkling beverage categories
1.0	3.8% increase in post-mix sales volume
(2.0)	Other
$225.7	Total increase in net sales

In Q2 2016, the Company’s bottle/can sales to retail customers accounted for approximately 85% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q2 2016 and Q2 2015 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2016	Q2 2015	Increase
Sparkling beverages	69.7%	71.5%	37.1%
Still beverages (including energy products)	30.3%	28.5%	49.2%
Total bottle/can sales volume	100.0%	100.0%	40.6%

Bottle/can volume to retail customers (excluding 2016 and 2015 Expansion Territories) increased 4.5%, which represented a 2.1% increase in sparkling beverages and an 10.6% increase in still beverages in Q2 2016 compared to Q2 2015. The increase in still beverages was primarily due to increases in energy beverages, which was primarily due to the Company’s expanding its territories where the Company distributes MEC Products. The growth trajectory and driving factors of sparkling and still beverages are different. Sparkling beverages are in a mature state and have a lower growth trajectory, while still beverages, including energy beverages, have a higher growth trajectory primarily driven by changing customer preferences.

Cost of Sales

Cost of sales includes the following:  raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased $143.3 million, or 38.0%, to $520.7 million in Q2 2016 compared to $377.4 million in Q2 2015.

The increase in cost of sales was principally attributable to the following (in millions):

Q2 2016	Attributable to:
$134.9

Net sales increase related to the 2015 Expansion Territories and the YTD 2016 Expansion Transactions, partially offset by the 2015 comparable sales of the Legacy Territory exchanged for Expansion Territories in 2015

11.3	4.5% increase in bottle/can sales volume to retail customers in the Legacy Territory and 2014 Expansion Territories, primarily due to an increase in still beverages
5.1	Increase in external transportation costs of sales
(4.7)	Decrease in cost of sales of the Company's own brand products primarily due to the sale of BYB during the third quarter of 2015
2.7	Increase in raw material costs and increased purchases of finished products
(3.8)	Increase in marketing funding support received for the Legacy Territory and 2014 Expansion Territories
(1.9)	Decrease in cost as a result of the Company's commodity hedging program
(0.3)	Other
$143.3	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $25.9 million in Q2 2016 compared to $18.4 million in Q2 2015.

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

S,D&A expenses increased by $66.0 million, or 33.2%, to $265.0 million in Q2 2016 from $199.0 million in Q2 2015. S,D&A expenses as a percentage of net sales decreased to 31.5% in Q2 2016 from 32.4% in Q2 2015.

The increase in S,D&A expenses was principally attributable to the following (in millions):

Q2 2016	Attributable to:
$35.4	Increase in employee salaries including bonus and incentives due to normal salary increases and additional personnel added from the Expansion Territories
5.8	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Expansion Territories
3.4	Increase in employee benefit costs primarily due to additional medical expense and 401k employer matching contributions for employees from the Expansion Territories
3.2	Increase in employer payroll taxes primarily due to payroll in the Expansion Territories
2.8	Increase in expenses related to the Company's Expansion Transactions, primarily professional fees related to due diligence
2.7	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships
1.8	Increase in vending and fountain parts expense due to the addition of the Expansion Territories
1.7	Increase in professional fees primarily due to additional compliance and technology expenses
1.2	Increase in software expenses primarily due to investment in technology for the Expansion Territories
1.1	Increase in property, vehicle and other taxes due to the Expansion Territories
1.1	Increase in facilities expenses due to additional facilities from the Expansion Territories
5.8	Other
$66.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $80.3 million and $45.9 million in Q2 2016 and Q2 2015, respectively.

Interest Expense

Net interest expense increased by $3.1 million or 46.0% in Q2 2016 compared to Q2 2015. The increase in Q2 2016, as compared to Q2 2015, was primarily due to additional borrowings to finance the territory expansion.

Other Income (Expense), Net

Other income (expense) included a noncash expense of $16.3 million in Q2 2016 and a noncash benefit of $6.1 million in Q2 2015 as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment in Q2 2016 was primarily due to a change in the risk-free interest rates. As the contingent consideration is calculated using 40 years of discounted cash flows, any reductions in contingent consideration due to current payments of the liability are effectively marked to market at the next reporting period, assuming interest rates and future projections remain constant.

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

Income Tax Expense

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q2 2016 and Q2 2015 was 38.0% and 37.8%, respectively. The increase in the effective tax rate was driven primarily by a decrease to the favorable manufacturing deduction (as a percentage of pre-tax income) caused by new Expansion Territories which do not qualify for the deduction. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q2 2016 and Q2 2015 was 40.5% and 39.5%, respectively.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.7 million and $2.0 million in Q2 2016 and Q2 2015, respectively, related to the portion of Piedmont owned by The Coca‑Cola Company.

Year-to-date Results

Our results of operations for YTD 2016 and YTD 2015 are highlighted in the table below and discussed in the following paragraphs:

	First Half			%
In Thousands (Except Per Share Data)	2016	2015	Change	Change
Net sales	$1,465,840	$1,067,936	$397,904	37.3%
Cost of sales	902,235	646,246	255,989	39.6
Gross margin	563,605	421,690	141,915	33.7
S,D&A expenses	496,468	366,472	129,996	35.5
Income from operations	67,137	55,218	11,919	21.6
Interest expense, net	19,169	14,065	5,104	36.3
Other income (expense), net	(33,425)	989	(34,414)	(3,479.7)
Gain (loss) on exchange of franchise territory	(692)	8,807	(9,499)	(107.9)
Income before taxes	13,851	50,949	(37,098)	(72.8)
Income tax expense	5,560	19,075	(13,515)	(70.9)
Net income	8,291	31,874	(23,583)	(74.0)
Less: Net income attributable to noncontrolling interest	2,680	2,716	(36)	(1.3)
Net income attributable to the Company	$5,611	$29,158	$(23,547)	(80.8)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the YTD 2016 and YTD 2015 financial results:

YTD 2016

•	$13.4 million of expenses related to acquiring and transitioning Expansion Territories;
•	$429.6 million in net sales and $17.3 million of operating income related to the Expansion Territories;
•	$4.0 million of expense related to a charitable contribution; and
•	$33.4 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

YTD 2015

•	$90.5 million in net sales and $4.4 million of operating income related to the 2015 Expansion Territories;
•	$8.8 million gain on the exchange of certain franchise territories and related assets and liabilities;
•	$7.2 million of expenses related to acquiring and transitioning new Expansion Territories; and
•

$1.0 million of other income as a result of a favorable fair value adjustment of the Company’s acquisition contingent consideration liability related to Expansion Territories acquired in previous years.

Net Sales

Net sales increased $397.9 million, or 37.3%, to $1.47 billion in YTD 2016 compared to $1.07 billion in YTD 2015.

The increase in net sales was principally attributable to the following (in millions):

YTD 2016	Attributable to:
$329.4

Net sales increase related to the 2015 Expansion Territories and YTD 2016 Expansion Territories, partially offset by the 2015 comparable sales of the Legacy Territory exchanged for Expansion Territories in 2015

45.8	5.8% increase in bottle/can sales volume to retail customer in the Legacy Territory and 2014 Expansion Territories, primarily due to an increase in still beverages
16.5	2.0% increase in bottle/cans sales price per unit to retail customers in the Legacy Territory and 2014 Expansion Territories, primarily due to an increase in still beverages
(16.7)	Decrease in sales of the Company's own brand products, primarily due to the sale of BYB in the third quarter of 2015
14.4	Increase in external transportation revenue
4.2	4.8% increase in sales volume to other Coca-Cola bottlers for legacy manufacturing operations, primarily due to a volume increase in still beverages
2.1	4.5% increase in post-mix sales volume
1.7	3.5% increase in post-mix sales price per unit
0.5	Other
$397.9	Total increase in net sales

In YTD 2016, the Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in YTD 2016 and YTD 2015 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2016	YTD 2015	Increase
Sparkling beverages	71.0%	74.0%	32.7%
Still beverages (including energy products)	29.0%	26.0%	53.6%
Total bottle/can sales volume	100.0%	100.0%	38.1%

Bottle/can volume to retail customers (excluding 2016 and 2015 Expansion Territories) increased 5.8%, which represented a 2.0% increase in sparkling beverages and a 16.7% increase in still beverages in YTD 2016 compared to YTD 2015. The increase in still beverages was primarily due to increases in energy beverages, which was primarily due to the Company’s expanding its territories where the Company distributes MEC Products.

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2016, approximately 67% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 33% was sold for immediate consumption. All the Company’s beverage sales are to customers in the United States.  Following is a summary of volume and sales to the Company’s largest customers:

Customer	YTD 2016	YTD 2015
Wal-Mart Stores, Inc.
Approximate percent of Company's total Bottle/can volume	20%	22%
Approximate percent of Company's total Net sales	14%	15%

Food Lion, LLC
Approximate percent of Company's total Bottle/can volume	8%	8%
Approximate percent of Company's total Net sales	6%	5%

Cost of Sales

Cost of sales includes the following:  raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased 39.6%, or $256.0 million, to $902.2 million in YTD 2016 compared to $646.2 million in YTD 2015.

The increase in cost of sales was principally attributable to the following (in million):

YTD 2016	Attributable to:
$211.1

Net sales increase related to the 2015 Expansion Territories and YTD 2016 Expansion Territories, partially offset by the 2015 comparable sales of the Legacy Territory exchanged for Expansion Territories in 2015

25.9	5.8% increase in bottle/can sales volume to retail customers in the Legacy Territory, primarily due to an increase in still beverages
19.0	Increase in raw material costs and increased purchases of finished products
11.0	Increase in external transportation cost of sales
(8.5)	Decrease in cost of sales of the Company's own brand products primarily due to the sale of BYB during the third quarter of 2015
(7.6)	Increase in marketing funding support received for the Legacy Territory and 2014 Expansion Territories, primarily from The Coca-Cola Company
4.0	4.8% increase in sales volume to other Coca-Cola bottlers for legacy manufacturing operations, primarily due to a volume increase in still beverages
(1.8)	Decrease in cost due to the Company's commodity hedging program
1.4	4.5% increase in post-mix sales volume
1.5	Other
$256.0	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $46.3 million in YTD 2016 compared to $32.4 million in YTD 2015.

S,D&A Expenses

S,D&A expenses increased by $130.0 million, or 35.5%, to $496.5 million in YTD 2016 from $366.5 million in YTD 2015. S,D&A expenses as a percentage of net sales decreased to 33.9% in YTD 2016 from 34.3% in YTD 2015.

The increase in S,D&A expenses was principally attributable to the following (in millions):

YTD 2016	Attributable to:
$62.7	Increase in employee salaries including bonus and incentives due to normal salary increases and additional personnel added from the Expansion Territories
11.0	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Expansion Territories
7.4	Increase in employee benefit costs primarily due to additional medical expense and 401k employer matching contributions for employees from the Expansion Territories
6.2	Increase in expenses related to the Company's Expansion Transactions, primarily professional fees related to due diligence
5.8	Increase in employer payroll taxes primarily due to payroll in the Expansion Territories
4.4	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships
4.0	Charitable contribution made during the first quarter of 2016
3.5	Increase in vending and fountain parts expense due to the addition of the Expansion Territories
2.4	Increase in software expenses primarily due to investment in technology for the Expansion Territories
2.3	Increase in professional fees primarily due to additional compliance and technology expenses
2.2	Increase in property, vehicle and other taxes due to the Expansion Territories
2.2	Increase in employee travel expenses primarily related to the Expansion Territories
2.0	Increase in facilities expenses due to additional facilities from the Expansion Territories
1.5	Increase in communication expense primarily due to increased use of mobile communication and communication expense in the Expansion Territories
1.2	Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims from the Expansion Territories
1.2	Increase in rental expense due primarily to equipment and facilities rent expense for new Expansion Territories
10.0	Other
$130.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $144.6 million and $103.2 million in YTD 2016 and YTD 2015, respectively.

Interest Expense

Net interest expense increased by $5.1 million or 36.3% in YTD 2016 compared to YTD 2015. The increase in YTD 2016, as compared to YTD 2015, was primarily due to additional borrowings to finance the territory expansion.

Other Income (Expense), Net

Other income (expense) included a noncash expense of $33.4 million in YTD 2016 and a noncash benefit of $1.0 million in YTD 2015 as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment was primarily due to updated projections and a change in the risk-free interest rates. As the contingent consideration is calculated using 40 years of discounted cash flows, any reductions in contingent consideration due to current payments of the liability are effectively marked to market at the next reporting period, assuming interest rates and future projections remain constant.

Income Tax Expense

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2016 and YTD 2015 was 40.1% and 37.4%, respectively. The increase in the effective tax rate was driven primarily by an increase in the state tax rate applied to the deferred tax assets and liabilities driven by the new territories,  a decrease to the favorable manufacturing deduction (as a percentage of pre-tax income) caused by new territories which do not qualify for the deduction, and lower pre-tax book income. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2016 and YTD 2015 was 49.8% and 39.5%, respectively.

During Q1 2016, the Company revalued its existing net deferred tax liabilities for the effects which resulted from the YTD 2016 Expansion Transactions. The YTD 2016 impact was an increase to the recorded income tax expense of $0.8 million.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.7 million in both YTD 2016 and YTD 2015, related to the portion of Piedmont owned by The Coca‑Cola Company.

Comparable /Adjusted Results

The Company reports its financial results in accordance with GAAP. However, management believes certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company's performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

The following table reconciles reported GAAP results to comparable results for Q2 2016 and Q2 2015, and for YTD 2016 and YTD 2015:

	Second Quarter 2016
In Thousands (Except Per Share Data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$840,384	$54,736	$27,962	$15,652	$1.68
Fair value adjustments for commodity hedges	-	(2,770)	(2,770)	(1,701)	(0.18)
2016 & 2015 acquisitions impact	(287,092)	(15,974)	(15,974)	(9,808)	(1.05)
Territory expansion expenses	-	7,005	7,005	4,301	0.46
Exchange of franchise territories	-	-	692	425	0.05
Fair value adjustment of acquisition related contingent consideration	-	-	16,274	9,992	1.07
Total reconciling items	(287,092)	(11,739)	5,227	3,209	0.35
Comparable results (non-GAAP)	$553,292	$42,997	$33,189	$18,861	$2.03

	Second Quarter 2015
In Thousands (Except Per Share Data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$614,683	$38,316	$46,483	$26,934	$2.90
Fair value adjustments for commodity hedges	-	749	749	460	0.05
2015 acquisitions impact	(72,457)	(2,672)	(2,672)	(1,641)	(0.18)
2015 divestitures impact	(12,775)	(2,395)	(2,395)	(1,471)	(0.16)
Territory expansion expenses	-	4,252	4,252	2,611	0.28
Exchange of franchise territories	-	-	(8,807)	(5,407)	(0.58)
Fair value adjustment of acquisition related contingent consideration	-	-	(6,078)	(3,732)	(0.40)
Total reconciling items	(85,232)	(66)	(14,951)	(9,180)	(0.99)
Comparable results (non-GAAP)	$529,451	$38,250	$31,532	$17,754	$1.91

	First Half 2016
In Thousands (Except Per Share Data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,465,840	$67,137	$13,851	$5,611	$0.60
Fair value adjustments for commodity hedges	-	(3,810)	(3,810)	(2,339)	(0.25)
2016 & 2015 acquisitions impact	(429,561)	(17,260)	(17,260)	(10,598)	(1.14)
Territory expansion expenses	-	13,427	13,427	8,244	0.89
Special charitable contribution	-	4,000	4,000	2,456	0.26
Exchange of franchise territories	-	-	692	425	0.05
Fair value adjustment of acquisition related contingent consideration	-	-	33,425	20,523	2.21
Total reconciling items	(429,561)	(3,643)	30,474	18,711	2.02
Comparable results (non-GAAP)	$1,036,279	$63,494	$44,325	$24,322	$2.62

	First Half 2015
In Thousands (Except Per Share Data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,067,936	$55,218	$50,949	$29,158	$3.14
Fair value adjustments for commodity hedges	-	106	106	65	0.01
2015 acquisitions impact	(90,506)	(4,436)	(4,436)	(2,724)	(0.29)
2015 divestitures impact	(26,348)	(3,529)	(3,529)	(2,167)	(0.23)
Territory expansion expenses	-	7,247	7,247	4,450	0.48
Exchange of franchise territories	-	-	(8,807)	(5,407)	(0.58)
Fair value adjustment of acquisition related contingent consideration	-	-	(989)	(608)	(0.07)
Total reconciling items	(116,854)	(612)	(10,408)	(6,391)	(0.68)
Comparable results (non-GAAP)	$951,082	$54,606	$40,541	$22,767	$2.46

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Following the sale of BYB during the third quarter of fiscal 2015, two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages (made up entirely of BYB), were aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment, Nonalcoholic Beverages, represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. As a result, these three operating segments have been combined into an “All Other” reportable segment.

The Company’s results for its two reportable segments are as follows:

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Net Sales:
Nonalcoholic Beverages	$817,880	$599,607	$1,424,808	$1,041,290
All Other	58,397	40,693	104,106	74,508
Eliminations*	(35,893)	(25,617)	(63,074)	(47,862)
Consolidated net sales	$840,384	$614,683	$1,465,840	$1,067,936

Operating Income:
Nonalcoholic Beverages	$52,878	$37,061	$63,846	$52,392
All Other	1,858	1,255	3,291	2,826
Consolidated operating income	$54,736	$38,316	$67,137	$55,218

*NOTE: The entire net sales elimination for each year presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Financial Condition

Total assets increased to $2.25 billion at July 3, 2016, from $1.85 billion at January 3, 2016 and $1.71 billion at June 28, 2015. The increase in total assets is primarily attributable to the acquisition of the YTD 2016 Expansion Territories and 2015 Expansion Territories, contributing to an increase in total assets of $250.1 million from January 3, 2016 and $348.5 million from June 28, 2015. In addition, the Company had capital expenditures of $79.6 million during YTD 2016.

Net working capital, defined as current assets less current liabilities, increased by $49.3 million to $157.7 million at July 3, 2016 from January 3, 2016 and increased by $31.6 million at July 3, 2016 from June 28, 2015.

Significant changes in net working capital from January 3, 2016 were as follows:

•	A decrease in cash and cash equivalents of $6.2 million primarily due to purchases of new Expansion Territories in 2016.
•	An increase in accounts receivable, trade of $101.4 million primarily due to normal seasonal sales increases and accounts receivable from newly-acquired Expansion Territories in 2016.
•

An increase in accounts receivable from The Coca‑Cola Company and increase in accounts payable to The Coca‑Cola Company of $23.1 million and $51.4 million, respectively, primarily due to activity from newly acquired Expansion Territories in 2016 and the timing of payments.

•	An increase in inventories of $37.3 million primarily due to a normal seasonal increase and inventories from newly acquired Expansion Territories in 2016.
•	An increase in accounts payable, trade of $42.3 million primarily due to a normal seasonal increase in purchases and purchases from newly acquired Expansion Territories in 2016.

•	An increase in other accrued liabilities of $25.5 million primarily due to timing of payments.
•	A decrease in accrued compensation of $13.2 million primarily due to payment of bonuses in March 2016.

Significant changes in net working capital from June 28, 2015 were as follows:

•	An increase in cash and cash equivalents of $5.5 million primarily due to cash flows generated from operations.
•	An increase in accounts receivable, trade of $92.8 million primarily due to accounts receivable from newly-acquired Expansion Territories in 2016 and 2015.
•

An increase in accounts receivable from The Coca‑Cola Company and increase in accounts payable to The Coca‑Cola Company of $10.3 million and $38.4 million, respectively, primarily due to activity from newly acquired Expansion Territories in 2016 and 2015 and the timing of payments.

•

An increase in inventories of $27.1 million primarily due to inventories from newly acquired Expansion Territories in 2016 and 2015 plus inventory required for the execution of future marketing strategies.

•	An increase in prepaid expenses and other current assets of $13.5 million primarily due to overpayment of federal and state income taxes in 2015.
•	An increase in accounts payable, trade of $45.9 million primarily due to accounts payable from the newly acquired Expansion Territories in 2016 and 2015.
•	An increase in other accrued liabilities of $32.4 million primarily due to the timing of payments.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt, other than capital leases, from the public markets. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of previously announced additional Expansion Territories and Regional Manufacturing Facilities, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

In October 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”). In April 2015, the Company exercised the accordion feature of the Revolving Credit Facility thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility includes two financial covenants:  a cash flow/fixed charges ratio and a funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants as of July 3, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes all banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. On July 3, 2016, the Company had $75.0 million of outstanding borrowings on the Revolving Credit Facility and had $375.0 million available to meet its cash requirements. On January 3, 2016, the Company had no outstanding borrowings on the Revolving Credit Facility. On June 28, 2015, the Company had $290.0 million of outstanding borrowings on the Revolving Credit Facility.

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

On June 7, 2016, the Company entered into a term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021.  The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating, at the Company’s option.  The Term Loan Facility includes two financial covenants:  a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants as of July 3, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of Senior Notes that matured on June 15, 2016.

As of July 3, 2016, the Company’s total outstanding balance of debt and capital lease obligations was $882.1 million, of which $455.7 million was financed through publicly offered debt. The Company had capital lease obligations of $52.3 million as of July 3, 2016.  As of January 3, 2016, the Company’s total outstanding balance of debt and capital lease obligations was $675.4 million, of which $619.6 million was financed through publicly offered debt. The Company had capital lease obligations of $55.8 million as of January 3, 2016.  As of June 28, 2015, the Company’s total outstanding balance of debt and capital lease obligations was $621.3 million, of which $272.1 million was financed through publicly offered debt. The Company had capital lease obligations of $59.2 million as of June 28, 2016.

All of the outstanding long-term debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At July 3, 2016, the Company’s credit ratings were as follows:

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

Net debt and capital lease obligations were summarized as follows:

In Thousands	July 3, 2016	January 3, 2016	June 28, 2015
Debt	$829,818	$619,628	$562,111
Capital lease obligations	52,296	55,784	59,153
Total debt and capital lease obligations	882,114	675,412	621,264
Less: Cash and cash equivalents	49,323	55,498	43,801
Total net debt and capital lease obligations (1)	$832,791	$619,914	$577,463

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

As a result of new guidance on accounting for debt issuance costs, $4.4 million, $4.3 million and $1.7 million of debt issuance costs as of July 3, 2016, January 3, 2016 and June 28, 2015, respectively, were classified as a reduction to long-term debt.

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the Expansion Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were non-cash, therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
In Thousands	2016	2015	2016	2015
Opening balance	$177,933	$98,505	$136,570	$46,850
Increase due to acquisitions	36,868	3,029	68,039	50,312
Payments/accruals	(2,307)	(1,388)	(9,266)	(2,105)
Fair value adjustment - (income) expense	16,274	(6,078)	33,425	(989)
Ending balance	$228,768	$94,068	$228,768	$94,068

Cash Sources and Uses

The primary sources of cash for the Company in YTD 2016 and YTD 2015 were borrowings under credit facilities and cash flows from operating activities. The primary uses of cash in YTD 2016 and YTD 2015 were debt repayments, acquisitions of Expansion Territories and capital expenditures.

A summary of activity for YTD 2016 and YTD 2015 follows:

	First Half
In Millions	2016	2015
Cash Sources:
Borrowings under Revolving Credit Facility	$310.0	$239.0
Borrowings under Term Loan Facility	300.0	-
Cash provided by operating activities (excluding income tax payments)	52.5	41.7
Refund of income tax payments	8.7	-
Other	0.3	0.1
Total cash sources	$671.5	$280.8

Cash Uses:
Payment of Revolving Credit Facility	$235.0	$20.0
Acquisition of Expansion Territories, net of cash acquired	174.7	51.3
Payment of Senior Notes	164.8	100.0
Additions to property, plant and equipment (exclusive of acquisition)	79.6	57.1
Payment of acquisition related contingent consideration	7.9	0.8
Investment in CONA Services LLC	6.6	-
Cash dividends paid	4.7	4.6
Principal payments on capital lease obligations	3.5	3.3
Income tax payments	-	8.7
Other	0.9	0.3
Total cash uses	$677.7	$246.1
Increase (decrease) in cash	$(6.2)	$34.7

Cash Flows From Operating Activities

During YTD 2016, cash provided by operating activities was $61.2 million, which was an increase of $28.2 million compared to YTD 2015. The increase was driven primarily by growth in comparable income from operations and cash generated from acquired Expansion Territories.

Cash Flows From Investing Activities

During YTD 2016, cash used in investing activities was $260.7 million, which was an increase of $152.4 million compared to YTD 2015. The increase was driven by Expansion Transactions and higher levels of capital expenditures.

Additions to property, plant and equipment during YTD 2016 were $79.6 million, of which $9.1 million were accrued in accounts payable, trade. The YTD 2016 additions exclude $159.0 million in property, plant and equipment acquired in the Expansion Transactions completed in YTD 2016. This compares to $57.1 million in additions to property, plant and equipment during YTD 2015 of which $7.0 million were accrued in accounts payable, trade. The YTD 2015 additions exclude $39.7 million in property, plant and equipment acquired in the Expansion Transactions in YTD 2015.

Capital expenditures during YTD 2016 were funded with cash flows from operations and borrowings under available credit facilities. The Company anticipates that additions to property, plant and equipment in 2016 will be in the range of $175 million to $225 million, excluding any additional Expansion Transactions expected to close in 2016.

During YTD 2016, the Company completed the YTD 2016 Expansion Transactions to acquire rights to distribution territory in Richmond, Yorktown and Alexandria, Virginia; and Easton, Salisbury, Capital Heights, La Plata, Baltimore, Hagerstown and Cumberland Maryland, and to acquire Regional Manufacturing Facilities in Sandston, Virginia; and Silver Spring and Baltimore, Maryland. Cash used to acquire these Expansion Territories and Regional Manufacturing Facilities, as well as an additional settlement for the Lexington Expansion Territory, was $174.7 million during YTD 2016.

Cash used to acquire rights to distribution territory during YTD 2015, including Cleveland and Cookeville, Tennessee; Louisville, Kentucky and Evansville, Indiana; Paducah and Pikeville, Kentucky; and the Lexington Expansion Territory, was $51.3 million.  Refer to Note 2 for additional information on acquisitions.

Cash Flows From Financing Activities

During YTD 2016, cash provided by financing activities was $193.3 million, which was an increase of $83.3 million compared to YTD 2015.  The increase was primarily a result of providing funding for the acquisitions of Expansion Territories and Regional Manufacturing Facilities and associated capital expenditures. During Q2 2016, the Company entered into a term loan agreement for a senior unsecured term loan facility in the aggregate principal amount of $300 million and had net borrowings on revolving credit facilities of $75.0 million.  These increases in debt were partially offset by the repayment of $164.8 million of senior notes in Q2 2016.  In YTD 2015, the Company had net borrowings on revolving credit facilities of $219.0 million, partially offset by $100.0 million repayment of debt.

Significant Accounting Policies

See Note 1 to the consolidated financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $32.5 million of debt for these entities as of July 3, 2016. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca‑Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of July 3, 2016, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.5 million including the Company’s equity interests. See Note 12 and Note 17 to the consolidated financial statements for additional information about these entities.

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

The net impact of the commodity hedges was to decrease cost of sales by $1.2 million in YTD 2016 and to increase cost of sales by $0.7 million in YTD 2015 and to decrease S,D&A expenses by $0.7 million in YTD 2016 and to decrease S,D&A expenses by $0.6 million in YTD 2015.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•

the Company’s belief that the undiscounted amounts to be paid under the acquisition related contingent consideration arrangements for the 2015 Expansion Territories and YTD 2016 Expansion Territories will be between $10 million and $18 million per year;

•	the Company’s belief that the covenants on the Company’s Revolving Credit Facility and Term Loan Facility will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;
•	the Company’s expectation that certain amounts of goodwill will be deductible for tax purposes;
•

the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•

the Company’s belief that it has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of additional Expansion Territories and Regional Manufacturing Facilities, meet its working capital requirements and maintain an appropriate level of capital spending for the next twelve months;

•

the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt commitments;

•	the Company’s key priorities include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;
•	the Company’s belief that contributions to the two Company-sponsored pension plans will be in the range of $10 million to $12 million for the remainder of 2016;
•

the Company’s expectation that additions to property, plant and equipment in 2016 will be in the range of $175 million to $225 million, excluding any additional Expansion Transactions expected to close in 2016;

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
•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $38 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be important to the Company’s overall revenue;
•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a material impact on the consolidated financial statements; and
•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of July 3, 2016, interest expense for the next twelve months would increase by approximately $3.8 million.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10‑K for the year ended January 3, 2016.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt, including the Company’s $450 million revolving credit facility and its $300 million term loan. As of July 3, 2016, $375.0 million of the Company’s debt and capital lease obligations of $882.1 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of July 3, 2016, interest expense for the next twelve months would increase by approximately $3.8 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials and distribution system. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $38 million assuming no change in volume.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2016.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10‑K for the year ended January 3, 2016.

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

10.1

Term Loan Agreement, dated June 7, 2016, by and among the Company, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association and Branch Banking and Trust Company as co-syndication agents (filed herewith).

10.2*

CONA Services LLC Limited Liability Company Agreement, dated January 27, 2016, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein (filed herewith).

10.3*

Amendment No. 1 to the CONA Services LLC Limited Liability Company Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers name therein (filed herewith).

10.4*	Master Services Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, between the Company and CONA Services LLC (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101

Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca‑Cola Bottling Co. Consolidated for the quarter ended July 3, 2016, filed on August 12, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA‑COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 12, 2016	By:	/s/ Clifford M. Deal, III
Clifford M. Deal, III
Senior Vice President, Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: August 12, 2016	By:	/s/ William J. Billiard
William J. Billiard
Vice President, Chief Accounting Officer
(Principal Accounting Officer of the Registrant)