Form 10-Q/A
period 2016-07-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2016-11-04
CIK 317540

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

EXPLANATORY NOTE

Coca-Cola Bottling Co. Consolidated (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2016 (the “Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2016, solely to refile Exhibits 10.2, 10.3 and 10.4 to the Form 10-Q in response to communications with the Staff of the SEC regarding a request for confidential treatment made by the Company with respect to portions of these exhibits. Certain information that previously was redacted within Exhibits 10.2, 10.3 and 10.4 as filed with the Form 10-Q has been disclosed in such exhibits as refiled with this Amendment.

This Amendment does not affect any other parts of, or exhibits to, the Form 10-Q, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-Q continues to speak as of the date of the original filing of the Form 10-Q, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-Q. Accordingly, this Amendment must be read in conjunction with the Company’s other filings, if any, made with the SEC subsequent to the filing of the Form 10-Q, including amendments to those filings, if any.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1†	Term Loan Agreement, dated June 7, 2016, by and among the Company, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association and Branch Banking and Trust Company as co-syndication agents.

10.2*	CONA Services LLC Limited Liability Company Agreement, dated January 27, 2016, by and among the Company, The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein (filed herewith).

10.3*	Amendment No. 1 to the CONA Services LLC Limited Liability Company Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers name therein (filed herewith).

10.4*	Master Services Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, between the Company and CONA Services LLC (filed herewith).

12†	Ratio of earnings to fixed charges.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished (and not filed) pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101†	Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended July 3, 2016, filed on August 12, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

†	Previously filed or furnished with the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2016, filed with the Securities and Exchange Commission on August 12, 2016.
*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 4, 2016	By:	/s/ Clifford M. Deal, III
Clifford M. Deal, III
Senior Vice President, Chief Financial Officer
(Principal Financial Officer of the Registrant)