Form 10-Q
period 2016-10-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2016-11-10
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,171,702

COCA‑COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2016

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2016	2015	2016	2015
Net sales	$849,028	$618,806	$2,314,868	$1,686,742
Cost of sales	521,838	380,270	1,424,073	1,026,516
Gross profit	327,190	238,536	890,795	660,226
Selling, delivery and administrative expenses	287,389	210,851	783,857	577,323
Income from operations	39,801	27,685	106,938	82,903
Interest expense, net	8,452	6,686	27,621	20,751
Other income (expense), net	7,325	(3,992)	(26,100)	(3,003)
Gain (loss) on exchange of franchise territory	-	-	(692)	8,807
Gain on sale of business	-	22,651	-	22,651
Income before income taxes	38,674	39,658	52,525	90,607
Income tax expense	13,121	12,099	18,681	31,174
Net income	25,553	27,559	33,844	59,433
Less: Net income attributable to noncontrolling interest	2,411	2,006	5,091	4,722
Net income attributable to Coca-Cola Bottling Co. Consolidated	$23,142	$25,553	$28,753	$54,711

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.48	$2.75	$3.09	$5.89
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$2.48	$2.75	$3.09	$5.89
Weighted average number of Class B Common Stock shares outstanding	2,172	2,151	2,167	2,146

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.47	$2.74	$3.08	$5.87
Weighted average number of Common Stock shares outstanding – assuming dilution	9,353	9,332	9,348	9,327

Class B Common Stock	$2.47	$2.73	$3.07	$5.85
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,212	2,191	2,207	2,186

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.75	$0.75
Class B Common Stock	$0.25	$0.25	$0.75	$0.75

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Net income	$25,553	$27,559	$33,844	$59,433

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	455	490	1,365	1,467
Prior service benefits	4	7	13	18
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	361	442	1,082	1,323
Prior service costs	(516)	(518)	(1,548)	(1,550)
Foreign currency translation adjustment	3	1	7	(3)
Other comprehensive income, net of tax	307	422	919	1,255

Comprehensive income	25,860	27,981	34,763	60,688
Less: Comprehensive income attributable to noncontrolling interest	2,411	2,006	5,091	4,722
Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$23,449	$25,975	$29,672	$55,966

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	October 2, 2016	January 3, 2016	September 27, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$54,217	$55,498	$40,491
Accounts receivable, trade	268,110	186,126	177,707
Allowance for doubtful accounts	(3,373)	(2,117)	(1,777)
Accounts receivable from The Coca-Cola Company	52,047	28,564	42,349
Accounts receivable, other	32,494	24,047	22,520
Inventories (Note 3)	126,039	89,464	94,148
Prepaid expenses and other current assets	51,132	53,337	38,935
Total current assets	580,666	434,919	414,373
Property, plant and equipment, net (Note 4)	722,024	525,820	446,783
Leased property under capital leases, net	35,002	40,145	41,682
Other assets	82,615	63,739	63,158
Franchise rights (Note 5)	533,040	527,540	527,540
Goodwill (Note 5)	141,271	117,954	113,835
Other identifiable intangible assets, net (Note 6)	159,407	136,448	102,088
Total assets	$2,254,025	$1,846,565	$1,709,459

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of debt (Note 8)	$-	$-	$164,757
Current portion of obligations under capital leases	7,378	7,063	6,945
Accounts payable, trade	117,247	82,937	78,872
Accounts payable to The Coca-Cola Company	125,918	79,065	85,890
Other accrued liabilities (Note 7)	132,429	104,168	93,098
Accrued compensation	43,125	49,839	40,562
Accrued interest payable	8,745	3,481	6,177
Total current liabilities	434,842	326,553	476,301
Deferred income taxes	150,913	146,944	138,288
Pension and postretirement benefit obligations	106,874	115,197	122,778
Other liabilities (Note 11)	344,265	267,090	225,928
Obligations under capital leases	43,127	48,721	50,505
Long-term debt (Note 8)	820,063	619,628	382,767
Total liabilities	1,900,084	1,524,133	1,396,567
Commitments and Contingencies (Note 12)
Equity:
Common Stock, $1.00 par value: authorized – 30,000,000 shares; issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value: authorized – 10,000,000 shares; issued – 2,799,816, 2,778,896 and 2,778,896 shares, respectively	2,798	2,777	2,777
Capital in excess of par value	116,769	113,064	113,064
Retained earnings	282,445	260,672	258,704
Accumulated other comprehensive loss (Note 14)	(81,488)	(82,407)	(88,659)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	269,474	243,056	234,836
Noncontrolling interest	84,467	79,376	78,056
Total equity	353,941	322,432	312,892
Total liabilities and equity	$2,254,025	$1,846,565	$1,709,459

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Non- controlling Interest	Total Equity
Balance on December 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(60,845)	$(409)	$183,609	$73,334	$256,943
Net income	-	-	-	54,711	-	-	-	54,711	4,722	59,433
Other comprehensive income, net of tax	-	-	-	-	1,255	-	-	1,255	-	1,255
Cash dividends paid:
Common ($0.75 per share)	-	-	-	(5,356)	-	-	-	(5,356)	-	(5,356)
Class B Common ($0.75 per share)	-	-	-	(1,608)	-	-	-	(1,608)	-	(1,608)
Issuance of 20,920 shares of Class B Common Stock	-	21	2,204	-	-	-	-	2,225	-	2,225
Balance on September 27, 2015	$10,204	$2,777	$113,064	$258,704	$(88,659)	$(60,845)	$(409)	$234,836	$78,056	$312,892

Balance on January 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(60,845)	$(409)	$243,056	$79,376	$322,432
Net income	-	-	-	28,753	-	-	-	28,753	5,091	33,844
Other comprehensive income, net of tax	-	-	-	-	919	-	-	919	-	919
Cash dividends paid:
Common ($0.75 per share)	-	-	-	(5,356)	-	-	-	(5,356)	-	(5,356)
Class B Common ($0.75 per share)	-	-	-	(1,624)	-	-	-	(1,624)	-	(1,624)
Issuance of 20,920 shares of Class B Common Stock	-	21	3,705	-	-	-	-	3,726	-	3,726
Balance on October 2, 2016	$10,204	$2,798	$116,769	$282,445	$(81,488)	$(60,845)	$(409)	$269,474	$84,467	$353,941

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Three Quarters
(in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$33,844	$59,433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	79,899	56,299
Amortization of intangibles	3,487	2,110
Deferred income taxes	5,509	(3,489)
Loss on sale of property, plant and equipment	1,880	679
Impairment of property, plant and equipment	382	148
(Gain) loss on exchange of franchise territory	692	(8,807)
Gain on sale of business	-	(22,651)
Amortization of debt costs	1,510	1,491
Stock compensation expense	4,445	5,674
Fair value adjustment of acquisition related contingent consideration	26,060	3,003
Change in current assets less current liabilities (exclusive of acquisition)	(13,623)	(16,381)
Change in other noncurrent assets (exclusive of acquisition)	(12,613)	(3,447)
Change in other noncurrent liabilities (exclusive of acquisition)	(3,384)	(1,444)
Other	37	(135)
Total adjustments	94,281	13,050
Net cash provided by operating activities	128,125	72,483

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisition)	(124,599)	(104,422)
Proceeds from the sale of property, plant and equipment	333	274
Proceeds from the sale of BYB Brands, Inc.	-	26,360
Investment in CONA Services LLC	(7,216)	-
Acquisition of Expansion Territories, net of cash acquired	(174,571)	(52,739)
Net cash used in investing activities	(306,053)	(130,527)

Cash Flows from Financing Activities:
Borrowings under Term Loan Facility	300,000	-
Borrowings under Revolving Credit Facility	310,000	269,000
Payment of Revolving Credit Facility	(245,000)	(65,000)
Payment of Senior Notes	(164,757)	(100,000)
Cash dividends paid	(6,980)	(6,964)
Payment of acquisition related contingent consideration	(10,470)	(2,405)
Principal payments on capital lease obligations	(5,279)	(4,889)
Other	(867)	(302)
Net cash provided by financing activities	176,647	89,440

Net increase (decrease) in cash	(1,281)	31,396
Cash at beginning of period	55,498	9,095
Cash at end of period	$54,217	$40,491

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,726	$2,225
Capital lease obligations incurred	-	3,361
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	8,776	6,430

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The consolidated financial statements include the accounts of Coca‑Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company” and “we”). All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of October 2, 2016, January 3, 2016 and September 27, 2015.
•

The results of operations for the 13 and 39 weeks ended October 2, 2016 (“third quarter” and “first three quarters” of fiscal 2016, respectively), and the 13 and 39 weeks ended September 27, 2015 (“third quarter” and “first three quarters” of fiscal 2015, respectively).

•	Comprehensive income for the third quarter and first three quarters of fiscal 2016 and the third quarter and first three quarters of fiscal 2015.
•	Changes in equity for the first three quarters of fiscal 2016 and the first three quarters of fiscal 2015.
•	The cash flows for the first three quarters of fiscal 2016 and the first three quarters of fiscal 2015.

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

The Company did not make changes in any significant accounting policies during the first three quarters of 2016. Any changes in significant accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

Recently Adopted Pronouncements

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments,” which addresses presentation and classification of certain cash receipts and payments in the statement of cash flows, with the objective to reduce diversity in practice. The amendment applicable to the Company addresses contingent consideration payments made after a business combination and states (i) cash payments made soon after an acquisition’s consummation date should be classified as cash outflows for investing activities; (ii) cash payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration; and (iii) cash payments made in excess of the original contingent consideration liability should be classified as cash outflows for operating activities. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, however if an entity elects to early adopt one amendment, it must adopt all amendments included in the guidance. The Company adopted the new pronouncements in the third quarter of 2016 and there was no material impact on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires all cost incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt. In August 2015, the FASB issued ASU 2015‑15 “Presentation And Subsequent Measurement Of Debt Issuance Costs Associated With Line-Of-Credit Arrangements, Amendments To SEC Paragraphs Pursuant To Staff Announcement At June 18, 2015 EITF Meeting.” ASU 2015-15 clarified that an entity can present debt issuance costs of a line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance was effective for annual and interim periods beginning after December 15, 2015. The standard was retrospectively adopted by the Company on January 4, 2016, and did not have a material impact on the Company’s consolidated financial statements. At January 3, 2016, $3.1 million and $1.1 million of debt issuance costs were reclassified to long-term debt from other assets and prepaid expenses and other current assets, respectively. At September 27, 2015, $0.4 million and $1.0 million of debt issuance costs were reclassified to long-term debt from other assets and prepaid expenses and other current assets, respectively.

Recently Issued Pronouncements

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employees Share Based Payment Accounting,” which simplifies several aspects of the accounting for employee-share based transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases.” The new guidance requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods beginning the following year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim reporting periods beginning after December 31, 2017. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” The new guidance requires an entity to measure most inventory “at lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which specifies the responsibility an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014‑09 “Revenue from Contracts with Customers.” The new guidance was to be effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date”, which deferred the effective date to annual and interim periods beginning after December 15, 2017. In March 2016, April 2016 and May 2016, the FASB issued ASU 2016-08 “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net”), ASU 2016-11 “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16, Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12 “Revenue From Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” respectively. The new guidance that amends certain aspects of the May 2014 new guidance. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

2.Acquisitions and Divestitures

Since April 2013, as a part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to expand the Company’s distribution operations significantly through the acquisition of rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Territory Expansion Transactions”). During 2015, the Company completed the remaining Distribution Territory Expansion Transactions announced as part of the April 2013 letter of intent signed with The Coca‑Cola Company. These completed acquisitions include Expansion Territories in parts of Tennessee, Kentucky and Indiana.

On May 12, 2015, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “May 2015 LOI”) pursuant to which CCR would in two phases (i) grant the Company certain exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories served by CCR and (ii) sell the Company certain assets that included rights to distribute those cross‑licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross‑licensed brands and The Coca‑Cola Company brands. The major markets that would be served by the Company as part of the expansion contemplated by the May 2015 LOI include: Baltimore, Maryland; Alexandria, Norfolk and Richmond, Virginia; the District of Columbia; Cincinnati, Columbus and Dayton, Ohio; and Indianapolis, Indiana.

On September 23, 2015, the Company and CCR entered into an asset purchase agreement (the “September 2015 APA”) for the first phase of the additional distribution territory contemplated by the May 2015 LOI including: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia. Following is a summary of key closing dates for the transactions covered by the September 2015 APA:

•

October 30, 2015 – The first closing under the September 2015 APA occurred for territories served by distribution facilities in Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina.

•	January 29, 2016 – The second closing under the September 2015 APA occurred for territories served by distribution facilities in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia.
•	April 1, 2016 – The third closing under the September 2015 APA occurred for territories served by distribution facilities in Alexandria, Virginia and Capitol Heights and La Plata, Maryland.
•	April 29, 2016 – The final closing under the September 2015 APA occurred for territories served by distribution facilities in Baltimore, Hagerstown and Cumberland, Maryland.

At the closings of each of the Distribution Territory Expansion Transactions (excluding the exchange for the Lexington Expansion Territory, as described below), the Company signed a Comprehensive Beverage Agreement (“CBA”) with The Coca‑Cola Company and CCR for each of the applicable Expansion Territories which has a term of ten years and is automatically renewed for successive additional terms of ten years unless the Company gives notice to terminate at least one year prior to the expiration of a ten-year term or unless earlier terminated as provided therein.

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

The May 2015 LOI contemplated that The Coca‑Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. to implement a national product supply system. As a result of subsequent discussions with The Coca‑Cola Company, on September 23, 2015, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “September 2015 LOI”) pursuant to which CCR would sell six manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets (collectively, “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system (the “Manufacturing Facility Expansion Transactions” and, together with the Distribution Territory Expansion Transactions, the “Expansion Transactions”). Similar to, and as an integral part of, the Distribution Territory Expansion Transactions described in the May 2015 LOI, the September 2015 LOI contemplated that the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases: (i) the first phase would include three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland that serve certain of the distribution territories to be acquired by the Company under the September 2015 APA and (ii) the second phase would include three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana;

and Cincinnati, Ohio that serve the distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois.

On October 30, 2015, the Company and CCR entered into an asset purchase agreement (the “October 2015 APA”) for the first phase of the Manufacturing Facility Expansion Transactions contemplated by the September 2015 LOI, including Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland. Following is a summary of key closing dates for the transactions covered by the October 2015 APA:

•	January 29, 2016 – The first closing under the October 2015 APA occurred for the Sandston, Virginia facility.
•	April 29, 2016 – The interim and final closings under the October 2015 APA occurred for the Silver Spring, Maryland facility and the Baltimore, Maryland facility.

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

On September 1, 2016, the Company and CCR entered into an asset purchase agreement (the “September 2016 Distribution APA”) for the second phase of the additional distribution territory contemplated by the May 2015 LOI and for a portion of the additional distribution territory contemplated by the CCR June 2016 LOI, including territories located in (i) central and southern Ohio, (ii) northern Kentucky, (iii) large portions of Indiana and (iv) parts of Illinois and West Virginia that are currently served by CCR.

On September 1, 2016, the Company and CCR also entered into an asset purchase agreement (the “September 2016 Manufacturing APA”) for the second phase of the Regional Manufacturing Facility acquisitions contemplated by the September 2015 LOI, including Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois to be acquired by the Company under the September 2016 Distribution APA.

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

Cleveland and Cookeville, Tennessee Territory Acquisitions

On December 5, 2014, the Company and CCR entered into an asset purchase agreement related to the territory served by CCR through CCR’s facilities and equipment located in Cleveland and Cookeville, Tennessee (the “January 2015 Expansion Territory”). The closing of this transaction occurred on January 30, 2015, for a cash purchase price of $13.2 million, which includes all post-closing adjustments.

Louisville, Kentucky and Evansville, Indiana Territory Acquisitions

On December 17, 2014, the Company and CCR entered into an asset purchase agreement related to the territory served by CCR through CCR’s facilities and equipment located in Louisville, Kentucky and Evansville, Indiana (the “February 2015 Expansion Territory”). The closing of this transaction occurred on February 27, 2015, for a cash purchase price of $18.0 million, which includes all post-closing adjustments.

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

Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina Territory Acquisitions

On September 23, 2015, the Company and CCR entered into the September 2015 APA related to the territory served by CCR through CCR’s facilities and equipment located in Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina (the “October 2015 Expansion Territory”). The closing of this transaction occurred on October 30, 2015, for a cash purchase price of $26.1 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA.

Annapolis, Maryland Make-Ready Center Acquisition

As a part of the Expansion Transactions, on October 30, 2015, the Company acquired from CCR a “make-ready center” in Annapolis, Maryland (the “Annapolis MRC”) for a cash purchase price of $5.4 million, which includes all post-closing adjustments. The Company recorded a bargain purchase gain of approximately $2.0 million on this transaction after applying a deferred tax liability of approximately $1.3 million. The Company uses the make-ready center to deploy and refurbish vending and other sales equipment for use in the marketplace.

The fair value of acquired assets and assumed liabilities, which for the May 2015 Expansion Territory and the October 2015 Expansion Territory remain subject to adjustment in accordance with the terms and conditions of each respective transaction’s asset purchase agreement, of the 2015 Expansion Territories and the Annapolis MRC as of the acquisition dates is summarized as follows:

(in thousands)	January 2015 Expansion Territory	February 2015 Expansion Territory	May 2015 Expansion Territory	October 2015 Expansion Territory	Annapolis MRC	Total 2015 Expansion Territories
Cash	$59	$105	$45	$160	$-	$369
Inventories	1,238	1,268	1,045	2,563	109	6,223
Prepaid expenses and other current assets	714	1,108	224	1,306	-	3,352
Accounts receivable from The Coca-Cola Company	322	740	294	-	-	1,356
Property, plant and equipment	6,291	15,656	6,210	24,832	8,492	61,481
Other assets (including deferred taxes)	336	1,354	510	4,272	-	6,472
Goodwill	1,388	1,517	1,011	7,668	-	11,584
Other identifiable intangible assets	12,950	20,350	1,700	49,100	-	84,100
Total acquired assets	$23,298	$42,098	$11,039	$89,901	$8,601	$174,937

Current liabilities (acquisition related contingent consideration)	$843	$1,659	$281	$547	$-	$3,330
Other current liabilities	125	974	494	4,222	-	5,815
Other liabilities	-	823	10	-	1,265	2,098
Other liabilities (acquisition related contingent consideration)	9,131	20,625	2,748	58,925	-	91,429
Total assumed liabilities	$10,099	$24,081	$3,533	$63,694	$1,265	$102,672

The fair value of the acquired identifiable intangible assets of the 2015 Expansion Territories as of the acquisition dates is as follows:

(in thousands)	January 2015 Expansion Territory	February 2015 Expansion Territory	May 2015 Expansion Territory	October 2015 Expansion Territory	Total 2015 Expansion Territories	Estimated Useful Lives
Distribution agreements	$12,400	$19,200	$1,500	$47,900	$81,000	40 years
Customer lists	550	1,150	200	1,200	3,100	12 years
Total acquired identifiable intangible assets	$12,950	$20,350	$1,700	$49,100	$84,100

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

The fair value of acquired assets and assumed liabilities of the YTD 2016 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2016 Expansion Transactions	April 1, 2016 Expansion Transaction	April 29, 2016 Expansion Transactions	Total YTD 2016 Expansion Transactions
Cash	$179	$219	$161	$559
Inventories	10,159	3,748	13,850	27,757
Prepaid expenses and other current assets	2,775	1,945	3,774	8,494
Property, plant and equipment	46,100	54,149	58,779	159,028
Other assets (including deferred taxes)	2,353	1,912	5,743	10,008
Goodwill	10,569	2,742	8,720	22,031
Other identifiable intangible assets	1,300	-	23,450	24,750
Total acquired assets	$73,435	$64,715	$114,477	$252,627

Current liabilities (acquisition related contingent consideration)	$361	$742	$1,307	$2,410
Other current liabilities	591	4,231	5,482	10,304
Accounts payable to The Coca-Cola Company	650	-	-	650
Other liabilities	-	266	3,117	3,383
Other liabilities (acquisition related contingent consideration)	6,144	23,924	35,561	65,629
Total assumed liabilities	$7,746	$29,163	$45,467	$82,376

The fair value of the acquired identifiable intangible assets as of the acquisition dates is as follows:

(in thousands)	January 2016 Expansion Transactions	April 29, 2016 Expansion Transactions	Total YTD 2016 Expansion Transactions	Estimated Useful Lives
Distribution agreements	$750	$22,000	$22,750	40 years
Customer lists	550	1,450	2,000	12 years
Total acquired identifiable intangible assets	$1,300	$23,450	$24,750

The goodwill of $10.6 million, $2.7 million and $8.7 million for the January 2016 Expansion Transactions, April 1, 2016 Expansion Transaction and April 29, 2016 Expansion Transactions, respectively, is primarily attributed to operational synergies and the workforce acquired. Goodwill of $7.1 million is expected to be deductible for tax purposes for the January 2016 Expansion Transactions. No goodwill is expected to be deductible for the April 1, 2016 Expansion Transaction or the April 29, 2016 Expansion Transactions.

The Company has preliminarily allocated the purchase price of the May 2015 Expansion Territory, the October 2015 Expansion Territory and the YTD 2016 Expansion Transactions to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained.

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

The fair value of acquired assets and assumed liabilities related to the Lexington Expansion Territory as of the exchange date is summarized as follows:

Lexington
Expansion
(in thousands)	Territory
Cash	$56
Inventories	2,231
Prepaid expenses and other current assets	345
Accounts receivable from The Coca-Cola Company	362
Property, plant and equipment	12,216
Other assets	48
Franchise rights	23,700
Goodwill	1,856
Other identifiable intangible assets	1,100
Total acquired assets	$41,914

Current liabilities	$926
Total assumed liabilities	$926

The fair value of the acquired identifiable intangible assets related to the Lexington Expansion Territory as of the exchange date is as follows:

	Lexington
	Expansion	Estimated
(in thousands)	Territory	Useful Lives
Franchise rights	$23,700	Indefinite
Distribution agreements	300	40 years
Customer lists	800	12 years
Total acquired identifiable intangible assets	$24,800

The goodwill of $1.9 million related to the Lexington Expansion Territory is primarily attributed to the workforce of the territories and is expected to be deductible for tax purposes.

During the second quarter of 2016, the net assets received in the Asset Exchange Transaction, after deducting the value of certain retained assets and retained liabilities, increased by $4.2 million as a result of completing the post-closing adjustment under the Asset Exchange Agreement. In addition, the gain on the exchange was reduced by $0.7 million during the second quarter of 2016.

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

YTD 2016 Expansion Transactions, 2015 Expansion Territories and 2015 Asset Exchange Agreement Financial Results

The financial results of the YTD 2016 Expansion Transactions, 2015 Expansion Territories and Lexington Expansion Territory have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed the following amounts to the Company’s consolidated statement of operations:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Net sales	$298,313	$84,734	$727,874	$175,240
Operating income	2,432	1,297	19,691	5,733

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

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Net sales as reported	$849,028	$618,806	$2,314,868	$1,686,742
Pro forma adjustments (unaudited)	-	186,782	147,185	633,120
Net sales pro forma (unaudited)	$849,028	$805,588	$2,462,053	$2,319,862

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly-owned subsidiary of the Company to The Coca‑Cola Company. Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million. As a result of the sale, the Company recognized a gain of $22.7 million, which was recorded to Gain on sale of business in the consolidated financial statements in the third quarter of 2015. BYB contributed the following amounts to the Company’s consolidated statement of operations:

(in thousands)	Third Quarter 2015	First Three Quarters 2015
Net sales	$5,055	$21,789
Operating income (loss)	(215)	1,809

3.Inventories

Inventories consisted of the following:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Finished products	$84,553	$56,252	$65,214
Manufacturing materials	14,358	12,277	8,658
Plastic shells, plastic pallets and other inventories	27,128	20,935	20,276
Total inventories	$126,039	$89,464	$94,148

The growth in the inventory balance at October 2, 2016, as compared to January 3, 2016, and September 27, 2015, is primarily a result of inventory acquired through the acquisitions of the YTD 2016 Expansion Transactions and the 2015 Expansion Territories.

4.Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015	Estimated Useful Lives
Land	$64,231	$24,731	$16,664
Buildings	179,032	134,496	125,196	8-50 years
Machinery and equipment	201,949	165,733	161,960	5-20 years
Transportation equipment	296,612	251,712	224,426	4-20 years
Furniture and fixtures	73,313	59,500	52,538	3-10 years
Cold drink dispensing equipment	459,719	398,867	381,009	5-17 years
Leasehold and land improvements	109,392	94,208	84,413	5-20 years
Software for internal use	102,375	97,760	94,609	3-10 years
Construction in progress	17,280	24,632	18,677
Total property, plant and equipment, at cost	1,503,903	1,251,639	1,159,492
Less: Accumulated depreciation and amortization	781,879	725,819	712,709
Property, plant and equipment, net	$722,024	$525,820	$446,783

Depreciation and amortization expense was $30.0 million in the third quarter of 2016 and $20.3 million in the third quarter of 2015. Depreciation and amortization expense was $79.9 million in the first three quarters of 2016 and $56.3 million in the first three quarters of 2015. These amounts included amortization expense for leased property under capital leases.

5.Franchise Rights and Goodwill

Franchise rights and goodwill consisted of the following:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Franchise rights	$533,040	$527,540	$527,540
Goodwill	141,271	117,954	113,835
Total franchise rights and goodwill	$674,311	$645,494	$641,375

A reconciliation of the activity for franchise rights and goodwill for the first three quarters of 2016 and the first three quarters of 2015 is as follows:

(in thousands)	Franchise rights	Goodwill	Total
Balance on December 28, 2014	$520,672	$106,220	$626,892
YTD 2015 Expansion Territories	-	6,233	6,233
Asset Exchange Transaction	6,868	312	7,180
Measurement period adjustment	-	1,070	1,070
Balance on September 27, 2015	$527,540	$113,835	$641,375

Balance on January 3, 2016	$527,540	$117,954	$645,494
YTD 2016 Expansion Transactions	-	22,031	22,031
Asset Exchange Transaction	5,500	(682)	4,818
Measurement period adjustment	-	1,968	1,968
Balance on October 2, 2016	$533,040	$141,271	$674,311

The Company’s goodwill and franchise rights reside entirely within the Nonalcoholic Beverage segment. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During the first three quarters of 2016, the Company did not experience any triggering events or changes in circumstances indicating the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values.

In the second quarter of 2016, the Company recorded $5.5 million in franchise rights for the Lexington Expansion Territory.

6.Other Identifiable Intangible Assets

Other identifiable intangible assets consisted of the following:

	October 2, 2016
(in thousands)	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$157,555	$6,222	$151,333	20-40 years
Customer lists and other identifiable intangible assets	13,338	5,264	8,074	12-20 years
Total other identifiable intangible assets	$170,893	$11,486	$159,407

	January 3, 2016
(in thousands)	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$133,109	$3,323	$129,786	20-40 years
Customer lists and other identifiable intangible assets	11,338	4,676	6,662	12-20 years
Total other identifiable intangible assets	$144,447	$7,999	$136,448

	September 27, 2015
(in thousands)	Cost	Accumulated Amortization	Total, net	Useful Lives
Distribution agreements	$99,209	$2,791	$96,418	20-40 years
Customer lists and other identifiable intangible assets	10,188	4,518	5,670	12-20 years
Total other identifiable intangible assets	$109,397	$7,309	$102,088

Other identifiable intangible assets acquired as a result of Expansion Transactions completed during the first three quarters of 2016 and the first three quarters of 2015 consisted of the following:

(in thousands)	Total YTD 2016 Expansion Transactions	Total 2015 Expansion Transactions (acquired through September 27, 2015)
Distribution agreements	$22,750	$33,400
Customer lists	2,000	2,700
Total acquired other identifiable intangible assets	$24,750	$36,100

7.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Accrued marketing costs	$28,794	$24,959	$19,359
Accrued insurance costs	27,711	24,353	22,795
Employee and retiree benefit plan accruals	22,527	19,155	19,599
Checks and transfers yet to be presented for payment from zero balance cash accounts	18,129	8,980	10,074
Current portion of acquisition related contingent consideration	12,298	7,902	5,744
Accrued taxes (other than income taxes)	4,864	1,721	3,988
Commodity hedges mark-to-market accrual	-	3,442	1,918
All other accrued liabilities	18,106	13,656	9,621
Total other accrued liabilities	$132,429	$104,168	$93,098

8.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity	Interest Rate	Interest Paid	October 2, 2016	January 3, 2016	September 27, 2015
Revolving credit facility	2019	Variable	Varies	$65,000	$-	$275,000
Senior Notes	2016	5.00%	Semi-annually	-	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	350,000	350,000	-
Term Loan	2021	Variable	Varies	300,000	-	-
Unamortized discount on Senior Notes	2019			(627)	(792)	(845)
Unamortized discount on Senior Notes	2025			(80)	(86)	-
Debt issuance costs				(4,230)	(4,251)	(1,388)
Total debt				820,063	619,628	547,524
Less: Current portion of debt				-	-	164,757
Long-term debt				$820,063	$619,628	$382,767

The Company had capital lease obligations of $50.5 million, $55.8 million, and $57.5 million as of October 2, 2016, January 3, 2016, and September 27, 2015, respectively. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

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

a cash flow/fixed charges ratio and a funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants at October 2, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

On June 7, 2016, the Company entered into a term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating, at the Company’s option. The Term Loan Facility includes two financial covenants:  a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants as of October 2, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of Senior Notes that matured on June 15, 2016.

9.Derivative Financial Instruments

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

The following table summarizes pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Third Quarter		First Three Quarters
(in thousands)	Classification of Gain (Loss)	2016	2015	2016	2015
Commodity hedges	Cost of sales	$401	$(1,438)	$2,695	$(2,118)
Commodity hedges	Selling, delivery and administrative expenses	(13)	(692)	1,503	(118)
Total		$388	$(2,130)	$4,198	$(2,236)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	October 2, 2016	January 3, 2016	September 27, 2015
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$455	$-	$-
Commodity hedges at fair market value	Other assets	303	3	39
Total assets		$758	$3	$39

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$-	$3,442	$1,918
Commodity hedges at fair market value	Other liabilities	-	-	357
Total liabilities		$-	$3,442	$2,275

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the Company’s consolidated balance sheet and the net amounts of derivative liabilities are recognized in other accrued liabilities or other liabilities in the consolidated balance sheets. The following table summarizes the Company’s gross derivative assets and gross derivative liabilities in the consolidated balance sheets:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Gross derivative assets	$1,096	$222	$779
Gross derivative liabilities	338	3,661	3,015

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Notional amount of outstanding commodity derivative agreements	$26,207	$64,884	$75,907
Latest maturity date of outstanding commodity derivative agreements	December 2017	December 2017	December 2016

10.Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Instrument	Method and Assumptions
Cash and Cash Equivalents, Accounts Receivable and Accounts Payable	The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
Public Debt Securities	The fair values of the Company’s public debt securities are based on estimated current market prices.
Non-Public Variable Rate Debt	The carrying amounts of the Company’s variable rate borrowings approximate their fair values due to variable interest rates with short reset periods.
Deferred Compensation Plan Assets/Liabilities	The fair values of deferred compensation plan assets and liabilities, which are held in mutual funds, are based upon the quoted market value of the securities held within the mutual funds.
Acquisition Related Contingent Consideration	The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.
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

The following table summarizes, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	October 2, 2016
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$23,891	$23,891	$23,891	$-	$-
Commodity hedging agreements	758	758	-	758	-
Liabilities:
Deferred compensation plan liabilities	23,891	23,891	23,891	-	-
Public debt securities	455,885	497,500	-	497,500	-
Non-public variable rate debt	364,178	365,000	-	365,000	-
Acquisition related contingent consideration	218,408	218,408	-	-	218,408

	January 3, 2016
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$20,755	$20,755	$20,755	$-	$-
Commodity hedging agreements	3	3	-	3	-
Liabilities:
Deferred compensation plan liabilities	20,755	20,755	20,755	-	-
Commodity hedging agreements	3,442	3,442	-	3,442	-
Public debt securities	619,628	645,400	-	645,400	-
Acquisition related contingent consideration	136,570	136,570	-	-	136,570

	September 27, 2015
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$19,660	$19,660	$19,660	$-	$-
Commodity hedging agreements	39	39	-	39	-
Liabilities:
Deferred compensation plan liabilities	19,660	19,660	19,660	-	-
Commodity hedging agreements	2,275	2,275	-	2,275	-
Public debt securities	272,524	294,200	-	294,200	-
Non-public variable rate debt	275,000	275,000	-	275,000	-
Acquisition related contingent consideration	93,064	93,064	-	-	93,064

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

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Opening balance - Level 3 liability	$228,768	$94,068	$136,570	$46,850
Increase due to acquisitions	-	-	68,039	50,312
Decrease due to measurement period adjustments	-	(3,371)	-	(3,371)
Payments/accruals	(2,995)	(1,625)	(12,261)	(3,730)
Fair value adjustment - (income) expense	(7,365)	3,992	26,060	3,003
Ending balance - Level 3 liability	$218,408	$93,064	$218,408	$93,064

As of October 2, 2016 and September 27, 2015, the Company has recorded a liability of $218.4 million and $93.1 million, respectively, to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data. The contingent consideration is reassessed and adjusted to fair value each quarter through other income (expense) on the Company’s consolidated statements of operations. During the third quarter of 2016, the Company recorded a favorable fair value adjustment to the contingent consideration liability of $7.4 million. During the third quarter of 2015, the first three quarters of 2016 and the first three quarters of 2015, the Company recorded an unfavorable fair value adjustment to the contingent consideration liability of $4.0 million, $26.1 million and $3.0 million, respectively. All adjustments to fair value were primarily a result of updated projections and changes in the risk-free interest rate.

There were no transfers of assets or liabilities between Levels in any period presented.

11.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Accruals for executive benefit plans	$121,314	$122,077	$121,575
Non-current portion of acquisition related contingent consideration	206,110	128,668	87,319
Other	16,841	16,345	17,034
Total other liabilities	$344,265	$267,090	$225,928

12.Commitments and Contingencies

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through June 2024. The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. The Company has an equity ownership in each of the entities. Following is a summary of purchases from these manufacturing cooperatives:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Purchases from SAC	$39,831	$38,501	$115,563	$107,165
Purchases from Southeastern	20,530	15,180	57,839	47,596
Total purchases from manufacturing cooperatives	$60,361	$53,681	$173,402	$154,761

The Company guarantees a portion of SAC’s and Southeastern’s debt, which resulted primarily from the purchase of production equipment and facilities and expires at various dates through 2023. The amounts guaranteed were as follows:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Guaranteed portion of debt - SAC	$23,938	$19,057	$22,657
Guaranteed portion of debt - Southeastern	8,587	11,467	10,212
Total guaranteed portion of debt - manufacturing cooperatives	$32,525	$30,524	$32,869

The members of both cooperatives consist solely of Coca‑Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. The table below summarizes the Company’s maximum exposure under these guarantees if these cooperatives had borrowed up to their aggregate borrowing capacity:

	October 2, 2016
(in thousands)	South Atlantic Canners, Inc.	Southeastern Container	Total Manufacturing Cooperatives
Maximum guaranteed debt	$23,938	$25,251	$49,189
Equity investments*	4,102	18,228	22,330
Maximum total exposure, including equity investments	$28,040	$43,479	$71,519

* NOTE:  Recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of October 2, 2016 nor was there any impairment in 2015.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. Letters of credit totaled $29.7 million, $26.9 million and $26.4 million on October 2, 2016, January 3, 2016 and September 27, 2015, respectively.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of October 2, 2016 amounted to $68.9 million and expire at various dates through 2024.

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

13.Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for the first three quarters of 2016 and the first three quarters of 2015 was 35.6% and 34.4%, respectively. The increase in the effective tax rate was driven primarily by an increase in the state tax rate applied to the deferred tax assets and liabilities driven by the Expansion Territories, a decrease to the favorable manufacturing deduction, as a percentage of pre-tax income, caused by the Expansion Territories which do not qualify for the deduction, and lower pre‑tax book income.

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for the first three quarters of 2016 and the first three quarters of 2015 was 39.4% and 36.3%, respectively.

As of October 2, 2016, January 3, 2016 and September 27, 2015, the Company had $2.6 million, $2.9 million and $2.7 million, respectively, of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

Prior tax years beginning in year 2013 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1999 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

During the first quarter of 2016, the Company revalued its existing net deferred tax liabilities for the effects on the state rate applied to deferred taxes which resulted from the YTD 2016 Expansion Transactions. The net impact of this revaluation was an increase to the recorded income tax expense of $0.8 million.

During the third quarter of 2016, a state tax legislation target was met that caused a reduction to the corporate tax rate in that state from 4.0% to 3.0%, effective January 1, 2017. This reduction in the state corporate tax rate resulted in a decrease to the Company’s recorded income tax expense of $0.6 million due to a revaluation of the Company’s net deferred tax liabilities.

The impact of these two revaluations was a net increase to the recorded income tax expense of $0.2 million during the first three quarters of 2016.

During the third quarter of 2016, the Company also reduced its liability for uncertain tax positions by $0.7 million, which resulted in a decrease to income tax expense. This reduction was primarily due to the expiration of the applicable statute of limitations.

14.Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of accumulated other comprehensive loss for the third quarter of 2016 and the third quarter of 2015 is as follows:

(in thousands)	July 3, 2016	Pre-tax Activity	Tax Effect	October 2, 2016
Net pension activity:
Actuarial loss	$(67,333)	$741	$(286)	$(66,878)
Prior service costs	(69)	7	(3)	(65)
Net postretirement benefits activity:
Actuarial loss	(19,104)	587	(226)	(18,743)
Prior service costs	4,712	(840)	324	4,196
Foreign currency translation adjustment	(1)	4	(1)	2
Total	$(81,795)	$499	$(192)	$(81,488)

(in thousands)	June 28, 2015	Pre-tax Activity	Tax Effect	September 27, 2015
Net pension activity:
Actuarial loss	$(73,890)	$795	$(305)	$(73,400)
Prior service costs	(88)	9	(2)	(81)
Net postretirement benefits activity:
Actuarial loss	(21,878)	717	(275)	(21,436)
Prior service costs	6,780	(840)	322	6,262
Foreign currency translation adjustment	(5)	-	1	(4)
Total	$(89,081)	$681	$(259)	$(88,659)

A summary of accumulated other comprehensive loss for the first three quarters of 2016 and the first three quarters of 2015 is as follows:

(in thousands)	January 3, 2016	Pre-tax Activity	Tax Effect	October 2, 2016
Net pension activity:
Actuarial loss	$(68,243)	$2,222	$(857)	$(66,878)
Prior service costs	(78)	21	(8)	(65)
Net postretirement benefits activity:
Actuarial loss	(19,825)	1,762	(680)	(18,743)
Prior service costs	5,744	(2,520)	972	4,196
Foreign currency translation adjustment	(5)	11	(4)	2
Total	$(82,407)	$1,496	$(577)	$(81,488)

(in thousands)	December 28, 2014	Pre-tax Activity	Tax Effect	September 27, 2015
Net pension activity:
Actuarial loss	$(74,867)	$2,386	$(919)	$(73,400)
Prior service costs	(99)	27	(9)	(81)
Net postretirement benefits activity:
Actuarial loss	(22,759)	2,152	(829)	(21,436)
Prior service costs	7,812	(2,520)	970	6,262
Foreign currency translation adjustment	(1)	(6)	3	(4)
Total	$(89,914)	$2,039	$(784)	$(88,659)

A summary of the impact on the income statement line items is as follows:

	Third Quarter 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$75	$(38)	$-	$37
Selling, delivery & administrative expenses	673	(215)	4	462
Subtotal pre-tax	748	(253)	4	499
Income tax expense	289	(98)	1	192
Total after tax effect	$459	$(155)	$3	$307

	Third Quarter 2015
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$88	$(17)	$-	$71
Selling, delivery & administrative expenses	716	(106)	-	610
Subtotal pre-tax	804	(123)	-	681
Income tax expense	307	(47)	(1)	259
Total after tax effect	$497	$(76)	$1	$422

	First Three Quarters 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$224	$(114)	$-	$110
Selling, delivery & administrative expenses	2,019	(644)	$11	1,386
Subtotal pre-tax	2,243	(758)	11	1,496
Income tax expense	865	(292)	$4	577
Total after tax effect	$1,378	$(466)	$7	$919

	First Three Quarters 2015
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$265	$(52)	$-	$213
Selling, delivery & administrative expenses	2,148	(316)	(6)	1,826
Subtotal pre-tax	2,413	(368)	(6)	2,039
Income tax expense	928	(141)	(3)	784
Total after tax effect	$1,485	$(227)	$(3)	$1,255

15.Capital Transactions

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

Compensation expense for the performance unit award agreement recognized in the first three quarters of 2016 was $4.4 million, which was based upon a Common Stock share price of $148.16 on September 30, 2016. Compensation expense for the performance unit award agreement recognized in the first three quarters of 2015 was $5.7 million, which was based upon a Common Stock share price of $189.13 on September 25, 2015.

The increase in the total number of shares outstanding in both the first three quarters of 2016 and the first three quarters of 2015 was due to the issuance of the 20,920 shares of Class B Common Stock related to the performance unit award agreement during the first quarter of each year.

16.Benefit Plans

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

The components of net periodic pension cost were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Service cost	$28	$35	$85	$105
Interest cost	3,031	2,974	9,093	8,921
Expected return on plan assets	(3,458)	(3,388)	(10,373)	(10,162)
Recognized net actuarial loss	741	795	2,222	2,386
Amortization of prior service cost	7	9	21	27
Net periodic pension cost	$349	$425	$1,048	$1,277

The Company contributed $11.1 million to the Company-sponsored pension plans during the first three quarters of 2016. The Company may make additional contributions to the two Company-sponsored pension plans of up to $1.0 million during the fourth quarter of 2016.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Service cost	$350	$325	$1,050	$975
Interest cost	778	708	2,333	2,123
Recognized net actuarial loss	587	717	1,762	2,152
Amortization of prior service cost	(840)	(840)	(2,520)	(2,520)
Net periodic postretirement benefit cost	$875	$910	$2,625	$2,730

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

17.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured.

As of October 2, 2016, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s combined Common Stock and Class B Common Stock. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors. The Harrison family has agreed to vote the shares of the Company’s Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock of the Company. Members of the Harrison family own shares of Common Stock and Class B Common Stock representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock. These members include J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$190,601	$128,440	$498,825	$360,234
Customer marketing programs	29,716	27,258	79,141	48,931
Cold drink equipment parts	5,999	4,867	16,390	11,768

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$20,097	$16,516	$54,447	$42,195
Fountain delivery and equipment repair fees	7,628	4,621	20,084	12,562
Presence marketing funding support on the Company’s behalf	189	1,718	2,006	2,293
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	1,920	1,293	5,243	3,431

Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company

The Company has a production arrangement with CCR to buy and sell finished products. In addition, the Company transports product for CCR to the Company’s and other Coca‑Cola bottlers’ locations. The following table summarizes purchases and sales under these arrangements between the Company and CCR:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Purchases from CCR	$69,063	$58,888	$208,539	$154,396
Sales to CCR	18,388	6,954	50,877	24,241
Sales to CCR for transporting CCR's product	6,157	4,574	17,693	11,251

Prior to the sale of BYB to The Coca‑Cola Company, CCR distributed one of the Company’s brands, Tum-E Yummies. During the third quarter of 2015, the Company sold BYB, the subsidiary that owned and distributed Tum-E Yummies, to The Coca‑Cola Company and recorded a gain of $22.7 million on the sale. Total sales to CCR for Tum-E Yummies were $14.8 million in the first three quarters of 2015. The Company continues to distribute Tum-E Yummies following the sale.

As discussed above in Note 2 to the consolidated financial statements, the Company and CCR have entered into and closed the following asset purchase agreements relating to certain territories previously served by CCR’s facilities and equipment located in these territories:

Territory	Asset Agreement Date	Acquisition Closing Date
Johnson City and Morristown, Tennessee	May 7, 2014	May 23, 2014
Knoxville, Tennessee	August 28, 2014	October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014	February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015	May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	September 23, 2015	October 30, 2015
Richmond and Yorktown, Virginia and Easton and Salisbury, Maryland	September 23, 2015	January 29, 2016
Sandston Regional Manufacturing Facility	October 30, 2015	January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	September 23, 2015	April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland	September 23, 2015	April 29, 2016
Silver Spring and Baltimore Regional Manufacturing Facility	October 30, 2015	April 29, 2016

As part of the distribution territory closings under these asset purchase agreements, the Company signed CBAs which have terms of ten years and are renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment is based on sales of certain beverages and beverage products sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. As of October 2, 2016, January 3, 2016 and September 27, 2015, the Company had recorded a liability of $218.4 million, $136.6 million and $93.1 million, respectively, to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. Payments of $10.5 million and $2.4 million were made to CCR under the CBAs during the first three quarters of 2016 and the first three quarters of 2015, respectively.

On October 17, 2014, the Company entered into an asset exchange agreement with CCR, pursuant to which the Company exchanged its facilities and equipment located in Jackson, Tennessee for territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky. This transaction closed on May 1, 2015.

As part of the Expansion Transactions, on October 30, 2015, the Company acquired from CCR a “make-ready center” in Annapolis, Maryland for a cash purchase price of $5.4 million, which includes all post-closing adjustments. The Company recorded a bargain purchase gain of $2.0 million on this transaction after applying a deferred tax liability of approximately $1.3 million. The Company uses the make-ready center to deploy and refurbish vending and other sales equipment for use in the marketplace.

Coca‑Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”)

Along with all other Coca‑Cola bottlers in the United States, including CCR, the Company is a member of CCBSS. CCBSS was formed in 2003 for the purpose of facilitating various procurement functions and distributing certain specified beverage products of The Coca‑Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate. The Company pays an administrative fee to CCBSS for its services. Administrative fees paid to CCBSS for its services were $0.6 million in the first three quarters of 2016 and $0.5 million in the first three quarters of 2015. Amounts due from CCBSS for rebates on raw materials were $7.8 million, $5.9 million and $6.5 million as of October 2, 2016, January 3, 2016, and September 27, 2015, respectively.

National Product Supply Group (“NPSG”)

The Company, The Coca‑Cola Company and three other Coca‑Cola bottlers, including CCR, who are Regional Producing Bottlers in The Coca‑Cola Company’s national product supply system are parties to a national product supply governance agreement (the “NPSG Governance Agreement”), pursuant to which The Coca‑Cola Company and the Regional Producing Bottlers have established the NPSG and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other Regional Producing Bottler.

The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for its ongoing operations. The Company is obligated to pay a certain portion of the costs of operating the NPSG. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain Coca‑Cola bottlers to provide business process and information technology services to its members. Under the CONA limited liability agreement executed January 27, 2016 (as amended or restated from time to time, the “CONA LLC Agreement”), the Company and other members of CONA are required to make capital contributions to CONA if and when approved by CONA’s board of directors, which is comprised of representatives of the members. The Company currently has the right to designate one of the members of CONA’s board of directors and has a percentage interest in CONA of approximately 19%. During the first three quarters of 2016, the Company made $7.2 million of capital contributions to CONA.

The Company is a party to a Master Services Agreement (the “Master Services Agreement”) with CONA, pursuant to which CONA agreed to make available, and the Company became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. Pursuant to the Master Services Agreement, CONA agreed to make available, and authorized the Company to use, the CONA System in connection with the distribution, sale, marketing and promotion of non-alcoholic beverages the Company is authorized to distribute under its comprehensive beverage agreements or any other agreement with The Coca‑Cola Company (the

“Beverages”) in the territories the Company serves (the “Territories”), subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third-parties and used in connection with the CONA System.

As part of making the CONA System available to the Company, CONA provides certain business process and information technology services to the Company, including the planning, development, management and operation of the CONA System in connection with the Company’s direct store delivery of products (collectively, the “CONA Services”). In exchange for the Company’s right to use the CONA System and right to receive the CONA Services under the Master Services Agreement, the Company is charged quarterly service fees by CONA based on the number of physical cases of Beverages distributed by the Company during the applicable period in the Territories where the CONA Services have been implemented (the “Service Fees”). Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute products of The Coca‑Cola Company (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the Service Fees will be changed to be an amount per physical case of Beverages distributed in any portion of the Territories equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed by all of the members of CONA, subject to certain exceptions. The Company is obligated to pay the Service Fees under the Master Services Agreement even if it is not using the CONA System for all or any portion of its operations in the Territories. During the first three quarters of 2016, the Company incurred CONA Service Fees of $5.2 million.

Snyder Production Center (“SPC”)

The Company leases the SPC and an adjacent sales facility, which are located in Charlotte, North Carolina, from Harrison Limited Partnership One (“HLP”). HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The SPC lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of October 2, 2016, January 3, 2016, and September 27, 2015, was $15.4 million $17.5 million and $18.1 million, respectively. Rental payments related to this lease were $3.0 million in the first three quarters of 2016 and $2.9 million in the first three quarters of 2015.

Company Headquarters

The Company leases its headquarters office facility and an adjacent office facility from Beacon Investment Corporation (“Beacon”). The lease expires on December 31, 2021. J. Frank Harrison, III is Beacon’s majority shareholder and Morgan H. Everett, his daughter, a Vice President and an Executive Officer of the Company and a member of the Company’s Board of Directors, is a minority shareholder. The principal balance outstanding under this capital lease as of October 2, 2016, January 3, 2016, and September 27, 2015, was $16.2 million, $18.1 million and $18.8 million, respectively. Rental payments related to this lease were $3.2 million in both the first three quarters of 2016 and the first three quarters of 2015.

18.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2016	2015	2016	2015
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$23,142	$25,553	$28,753	$54,711
Less dividends:
Common Stock	1,785	1,785	5,356	5,356
Class B Common Stock	543	538	1,624	1,608
Total undistributed earnings	$20,814	$23,230	$21,773	$47,747

Common Stock undistributed earnings – basic	$15,960	$17,853	$16,704	$36,714
Class B Common Stock undistributed earnings – basic	4,854	5,377	5,069	11,033
Total undistributed earnings – basic	$20,814	$23,230	$21,773	$47,747

Common Stock undistributed earnings – diluted	$15,891	$17,776	$16,633	$36,556
Class B Common Stock undistributed earnings – diluted	4,923	5,454	5,140	11,191
Total undistributed earnings – diluted	$20,814	$23,230	$21,773	$47,747

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Common Stock undistributed earnings – basic	15,960	17,853	16,704	36,714
Numerator for basic net income per Common Stock share	$17,745	$19,638	$22,060	$42,070

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$543	$538	$1,624	$1,608
Class B Common Stock undistributed earnings – basic	4,854	5,377	5,069	11,033
Numerator for basic net income per Class B Common Stock share	$5,397	$5,915	$6,693	$12,641

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	543	538	1,624	1,608
Common Stock undistributed earnings – diluted	20,814	23,230	21,773	47,747
Numerator for diluted net income per Common Stock share	$23,142	$25,553	$28,753	$54,711

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$543	$538	$1,624	$1,608
Class B Common Stock undistributed earnings – diluted	4,923	5,454	5,140	11,191
Numerator for diluted net income per Class B Common Stock share	$5,466	$5,992	$6,764	$12,799

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2016	2015	2016	2015
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,172	2,151	2,167	2,146

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,353	9,332	9,348	9,327
Class B Common Stock weighted average shares outstanding – diluted	2,212	2,191	2,207	2,186

Basic net income per share:
Common Stock	$2.48	$2.75	$3.09	$5.89
Class B Common Stock	$2.48	$2.75	$3.09	$5.89

Diluted net income per share:
Common Stock	$2.47	$2.74	$3.08	$5.87
Class B Common Stock	$2.47	$2.73	$3.07	$5.85

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

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

19.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Three Quarters
(in thousands)	2016	2015
Accounts receivable, trade, net	$(80,728)	$(54,463)
Accounts receivable from The Coca-Cola Company	(21,215)	(19,043)
Accounts receivable, other	(8,447)	(8,016)
Inventories	(9,300)	(21,097)
Prepaid expenses and other current assets	10,798	6,925
Accounts payable, trade	39,540	25,239
Accounts payable to The Coca-Cola Company	44,413	33,474
Other accrued liabilities	13,485	19,642
Accrued compensation	(7,433)	(1,564)
Accrued interest payable	5,264	2,522
Change in current assets less current liabilities (exclusive of acquisition)	$(13,623)	$(16,381)

20.Segments

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

The Company’s results for its two reportable segments are as follows:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Net Sales:
Nonalcoholic Beverages	$826,683	$603,042	$2,251,491	$1,644,332
All Other	59,530	41,761	163,636	116,269
Eliminations*	(37,185)	(25,997)	(100,259)	(73,859)
Consolidated net sales	$849,028	$618,806	$2,314,868	$1,686,742

Gross Profit:
Nonalcoholic Beverages	$326,725	$236,066	$886,384	$654,454
All Other	21,322	16,233	59,707	45,004
Eliminations*	(20,857)	(13,763)	(55,296)	(39,232)
Consolidated gross profit	$327,190	$238,536	$890,795	$660,226

Operating Income:
Nonalcoholic Beverages	$38,421	$26,098	$102,267	$78,490
All Other	1,380	1,587	4,671	4,413
Consolidated operating income	$39,801	$27,685	$106,938	$82,903

Depreciation and Amortization:
Nonalcoholic Beverages	$29,263	$19,711	$78,469	$55,054
All Other	1,794	1,324	4,917	3,355
Consolidated depreciation and amortization	$31,057	$21,035	$83,386	$58,409

Capital Expenditures (exclusive of acquisition):
Nonalcoholic Beverages	$33,675	$32,886	$94,501	$78,364
All Other	10,989	13,829	24,868	23,303
Consolidated capital expenditures	$44,664	$46,715	$119,369	$101,667

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Total Assets:
Nonalcoholic Beverages	$2,154,601	$1,804,084	$1,646,343
All Other	105,196	75,842	73,695
Eliminations*	(5,772)	(33,361)	(10,579)
Consolidated total assets	$2,254,025	$1,846,565	$1,709,459

*NOTE: The entire net sales elimination for each year presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Net sales by product category were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Bottle/can sales*:
Sparkling beverages (carbonated)	$455,748	$333,643	$1,272,673	$958,036
Still beverages (noncarbonated, including energy products)	261,508	174,684	674,673	426,657
Total bottle/can sales	717,256	508,327	1,947,346	1,384,693

Other sales:
Sales to other Coca-Cola bottlers	58,683	46,618	169,938	133,024
Post-mix and other	73,089	63,861	197,584	169,025
Total other sales	131,772	110,479	367,522	302,049

Total net sales	$849,028	$618,806	$2,314,868	$1,686,742

*NOTE:  During the second quarter of 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented. Total bottle/can sales remain unchanged in prior periods.

21.Subsequent Event

On October 28, 2016, the Company completed the initial transaction contemplated by the September 2016 Distribution APA by acquiring distribution rights and related assets in the Expansion Territories served by CCR through CCR’s facilities and equipment located in Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky. On October 28, 2016, the Company also completed the initial transaction contemplated by the September 2016 Manufacturing APA by acquiring a Regional Manufacturing Facility located in Cincinnati, Ohio. The Company has not completed the preliminary allocation of the purchase price to the individual acquired assets and assumed liabilities for these transactions. The transactions will be accounted for as a business combination under FASB ASC 805.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Bottling Co. Consolidated (the “Company,” “we” and “our”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries, including Piedmont Coca‑Cola Bottling Partnership (“Piedmont”), for the 13-week periods ended October 2, 2016, and September 27, 2015, and the 39‑week periods ended October 2, 2016, and September 27, 2015. The noncontrolling interest primarily consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Expansion Transactions with The Coca‑Cola Company

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions since April 2013 with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to significantly expand the Company’s distribution and manufacturing operations. This expansion includes acquisition of the rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Territory Expansion Transactions”), as well as the acquisition of regional manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets previously owned by CCR (the “Manufacturing Facility Expansion Transactions” and, together with the Distribution Territory Expansion Transactions, the “Expansion Transactions”).

Distribution Territory Expansion Transactions

In April 2013, the Company entered into a non-binding letter of intent with The Coca‑Cola Company to acquire Expansion Territories in parts of Tennessee, Kentucky and Indiana, all of which were acquired by 2015.

In May 2015, the Company completed an exchange transaction with CCR through which the Company acquired certain assets and rights for territory in Lexington, Kentucky from CCR and transferred certain assets and rights for territory in Jackson, Tennessee to CCR. The assets exchanged relate to the marketing, promotion, distribution and sale of Coca‑Cola and other beverage products in each territory, including the rights to produce such beverages in each territory included in the exchange.

In May 2015, the Company also entered into a second non-binding letter of intent (the “May 2015 LOI”) with The Coca‑Cola Company to acquire Expansion Territories in Baltimore, Maryland; Alexandria, Norfolk and Richmond, Virginia; the District of Columbia; Cincinnati, Columbus and Dayton, Ohio; and Indianapolis, Indiana. Pursuant to the May 2015 LOI, CCR would:

(i)

Grant the Company in two phases certain exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and licensed products in additional territories served by CCR; and

(ii)

Sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands.

The first phase of the additional Distribution Territory Expansion Transactions contemplated by the May 2015 LOI was agreed upon in an asset purchase agreement entered into by the Company and CCR in September 2015 (the “September 2015 APA”). The September 2015 APA included Expansion Territory in: (i) eastern and northern Virginia, (ii) the entire state of Maryland, (iii) the District of Columbia, and (iv) parts of Delaware, North Carolina, Pennsylvania and West Virginia, and was completed by the second quarter of 2016. Following is a summary of key closing dates for the transactions covered by the September 2015 APA:

•

October 30, 2015 – The first closing under the September 2015 APA occurred for territories served by distribution facilities in Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina.

•	January 29, 2016 – The second closing under the September 2015 APA occurred for territories served by distribution facilities in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia.
•	April 1, 2016 – The third closing under the September 2015 APA occurred for territories served by distribution facilities in Capitol Heights and La Plata, Maryland and Alexandria, Virginia.
•	April 29, 2016 – The final closing under the September 2015 APA occurred for territories served by distribution facilities in Baltimore, Cumberland and Hagerstown, Maryland.

On September 1, 2016, the Company and CCR entered into an asset purchase agreement (the “September 2016 Distribution APA”) for the second phase of the additional distribution territory contemplated by the May 2015 LOI and for a portion of the additional distribution territory contemplated by the CCR June 2016 LOI, including territories located in (i) central and southern Ohio, (ii) northern Kentucky, (iii) large portions of Indiana and (iv) parts of Illinois and West Virginia that are currently served by CCR.

At each of the closings under the September 2015 APA, the Company entered into a comprehensive beverage agreement with CCR in substantially the same form as the form of comprehensive beverage agreement currently in effect in the territories acquired in the earlier Distribution Territory Expansion Transactions (the “Initial CBA”) which requires the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products (as defined in the Initial CBA) in the applicable territories.

Manufacturing Facility Expansion Transactions

The May 2015 LOI contemplated, among other things, that The Coca‑Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. to implement a national product supply system. As a result of subsequent discussions with The Coca‑Cola Company, in September 2015, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “September 2016 LOI”) pursuant to which CCR would sell six Regional Manufacturing Facilities and related manufacturing assets (collectively, the “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system. Similar to, and as an integral part of, the Distribution Territory Expansion Transactions described in the May 2015 LOI, the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases:  (i) the first phase would include three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland and (ii) the second phase would include three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland Indiana; and Cincinnati, Ohio.

On October 30, 2015, the Company and CCR entered into an asset purchase agreement (the “October 2015 APA”) for the first phase of the Regional Manufacturing Facilities acquisitions contemplated by the September 2015 LOI, including Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland. Following is a summary of key closing dates for the transactions covered by the October 2015 APA:

o	January 29, 2016 – The first closing under the October 2015 APA occurred for the Sandston, Virginia facility.
o	April 29, 2016 – The interim and final closings under the October 2015 APA occurred for the acquisition of Regional Manufacturing Facilities located in Silver Spring, Maryland and Baltimore, Maryland.

On September 1, 2016, the Company and CCR entered into an asset purchase agreement (the “September 2016 Manufacturing APA”) for the second phase of the Regional Manufacturing Facility acquisitions contemplated by the September 2015 LOI which included Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio.

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

The net cash purchase price for each of the Expansion Transactions completed as of October 2, 2016 is as follows:

Expansion Territories / Regional Manufacturing Facilities	Acquisition / Exchange Date	Net Cash Purchase Price (In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.2
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	18.0
Paducah and Pikeville, Kentucky	May 1, 2015	7.5	*
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015	15.3
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015	26.1	*
Annapolis, Maryland Make-Ready Center	October 30, 2015	5.4
Easton and Salisbury, Maryland, Richmond and Yorktown, Virginia, and Sandston, Virginia Regional Manufacturing Facility	January 29, 2016	65.7	*
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	April 1, 2016	35.6	*
Baltimore, Hagerstown and Cumberland, Maryland, and Silver Spring and Baltimore, Maryland Regional Manufacturing Facilities	April 29, 2016	69.0	*

*NOTE:  These cash purchase price amounts are subject to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results of the YTD 2016 Expansion Transactions and the 2015 Expansion Territories and have been included in the Company’s consolidated financial statements from their respective acquisition dates. These territories contributed the following amounts to the Company’s consolidated statement of operations:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Net sales	$298,313	$84,734	$727,874	$175,240
Operating income	2,432	1,297	19,691	5,733

2016 Letters of Intent for Additional Expansion Transactions

In February 2016, the Company entered into a non-binding letter of intent (the “February 2016 LOI”) with The Coca‑Cola Company to provide exclusive distribution rights for the Company in following major markets: Akron, Elyria, Toledo, Willoughby, and Youngstown County in Ohio. Pursuant to the February 2016 LOI, CCR would:

(i)

Grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories served by CCR in northern Ohio and northern West Virginia;

(ii)

Sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands; and

(iii)	Sell to the Company an additional Regional Manufacturing Facility currently owned by CCR located in Twinsburg, Ohio and related Manufacturing Assets.

In June 2016, the Company entered into a non-binding letter of intent (the “CCR June 2016 LOI”) with The Coca‑Cola Company to provide exclusive distribution rights for the Company in the following major markets:  Little Rock, West Memphis and southern Arkansas; Memphis, Tennessee; and Louisa, Kentucky. Pursuant to the CCR June 2016 LOI, CCR would:

(i)

Grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products in additional territories in northeastern Kentucky and southwestern West Virginia served by CCR’s distribution center in Louisa, Kentucky;

(ii)

Sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands; and

(iii)

Transfer exclusive rights and associated distribution assets and working capital for territory in parts of Arkansas, southwestern Tennessee and northwestern Mississippi and two additional Regional Manufacturing Facilities located in Memphis, Tennessee and West Memphis, Arkansas currently owned by CCR in exchange for territory in southern

Alabama, southern Mississippi and southern Georgia and a Regional Manufacturing Facility in Mobile, Alabama currently owned by the Company. The exchange includes rights to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in each territory and related Manufacturing Assets.

In June 2016, the Company entered into a non-binding letter of intent with Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company (the “United June 2016 LOI”). Pursuant to this letter of intent, United would transfer exclusive rights and associated distribution assets and working capital in certain territory in and around Spartanburg and Bluffton, South Carolina, currently served by United’s distribution centers located in Spartanburg, South Carolina and Savannah, Georgia, in exchange for certain territory in south-central Tennessee, northwest Alabama and northwest Florida currently served by the Company’s distribution centers located in Florence, Alabama and Panama City, Florida. The exchange includes rights to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and –licensed products and certain cross-licensed brands in each territory.

The Company is continuing to work towards a definitive agreement or agreements with The Coca‑Cola Company and CCR for the proposed Expansion Transactions described in the February 2016 LOI and the CCR June 2016 LOI. The Company is also continuing to work towards a definitive agreement or agreements with United for the proposed transactions described in the United June 2016 LOI.

National Product Supply Governance Agreement (the “NPSG Governance Agreement”)

In October 2015, the Company, The Coca‑Cola Company and the other expanding participating bottlers who are considered Regional Producing Bottlers entered into the NPSG Governance Agreement. Pursuant to the NPSG Governance Agreement, The Coca‑Cola Company and the Regional Producing Bottlers have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other Regional Producing Bottler.

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

Territory Conversion Agreement

Concurrent with their execution of the September 2015 APA, the Company, CCR and The Coca‑Cola Company executed a territory conversion agreement (as amended February 8, 2016, the “Territory Conversion Agreement”), which provides that, except as noted below, all the Company’s master bottle contracts, allied bottle contracts, Initial CBAs and other bottling agreements with The Coca‑Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products, as defined therein, (collectively, the “Bottling Agreements”) would be amended, restated and converted, upon the occurrence of certain events described below, to a new and final comprehensive beverage agreement (the “Final CBA”).

The conversion would include all the Company’s then existing Bottling Agreements in the Expansion Territories and all other territories in the United States where the Company has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca‑Cola Company (the “Legacy Territory”), but would not affect any Bottling Agreements with respect to the greater Lexington, Kentucky territory. At the time of the conversion of the Bottling Agreements for the Legacy Territory to the Final CBA, CCR will pay a fee to the Company in cash, or another mutually agreed form of payment or credit, in an amount equivalent to 0.5 times the EBITDA the Company generates from sales in the Legacy Territory of Beverages (as defined in the Final CBA) either (i) owned by The Coca‑Cola Company or licensed to The Coca‑Cola Company and sublicensed to the Company, or (ii) owned by or licensed to Monster Energy Company (“Monster”) on which the Company pays, and The Coca‑Cola Company receives, a facilitation fee.

The Company may elect to cause the conversion of the Bottling Agreements to the Final CBA to occur at any time by giving written notice to The Coca‑Cola Company. Further, now that the transactions contemplated by the September 2015 APA have been consummated, the conversion will occur automatically upon the earliest of (i) the consummation of all remaining transactions described in the September 2016 Distribution APA (the “Subsequent Phase Territory Transactions”), (ii) January 1, 2020, as long as The Coca‑Cola Company has satisfied certain obligations described in the Territory Conversion Agreement regarding its intent to complete the Subsequent Phase Territory Transactions, or (iii) 30 days following the Company’s (a) termination of good faith negotiations of the Subsequent Phase Territory Transactions on terms similar to the terms for the transactions completed under the September 2015 APA or (b) notification that it no longer wants to pursue the Subsequent Phase Territory Transactions.

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

In such event, if the Company and The Coca‑Cola Company are unable in good faith to negotiate terms and conditions of a binding purchase and sale agreement, including the purchase price for the Business, then the Company may either withdraw from negotiations with The Coca‑Cola Company or initiate a third-party valuation process described in the Final CBA to determine the purchase price for the Business. Upon such third party’s determination of the purchase price, the Company may decide to continue with its potential sale of the Business to The Coca‑Cola Company. The Coca‑Cola Company would then have the option to (i) purchase the Business for such purchase price pursuant to defined terms and conditions set forth in the Final CBA, including, to the extent not otherwise agreed by the Company and The Coca‑Cola Company, default non-price terms and conditions of the acquisition agreement, or (ii) elect not to purchase the Business, in which case the Final CBA would automatically be amended to, among other things, permit the Company to sell the Business to any third party without obtaining The Coca‑Cola Company’s prior approval of such third party.

The Final CBA also includes terms that would apply in the event The Coca‑Cola Company terminates the Final CBA following the Company’s default thereunder. These terms include a requirement that The Coca‑Cola Company acquire the Business upon such termination as well as the purchase price payable to the Company in such sale. The Final CBA specifies the purchase price would be determined in accordance with a third-party valuation process equivalent to that employed if the Company notifies The Coca‑Cola Company that it desires to sell the Business to The Coca‑Cola Company; provided, the purchase price would be 85% of the valuation of the Business determined in the third-party valuation process if the Final CBA is terminated as a result of the Company’s willful misconduct in violating certain obligations in the Final CBA with respect to dealing in other beverage products and other business activities, if a change in control occurs without the consent of The Coca‑Cola Company or if the Company disposes of a majority of the voting power of any subsidiary of the Company that is a party to an agreement regarding the distribution or sale of Covered Beverages or Related Products.

Under the Final CBA, the Company will be required to ensure it achieves an equivalent case volume per capita change rate that is not less than one standard deviation below the median of such rates for all U.S. Coca‑Cola bottlers. If the Company fails to comply with the equivalent case volume per capita change rate obligation for two consecutive years, it would have a twelve-month cure period to achieve an equivalent case volume per capita change rate within such standard before it would be considered in breach under the Final CBA and the previously described termination provisions are triggered. The Final CBA also requires the Company to make minimum, ongoing capital expenditures at a specified level.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca‑Cola Company in the United States, distributing these products in 16 states. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages. Still beverages, including energy products, are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. Still beverages have a higher growth trajectory primarily driven by changing customer preferences.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, approximately 90% to 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7‑Up products. During the first three quarters of 2016, the sparkling beverage category represented approximately 65% of the Company’s bottle/can net sales to retail customers.

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

Net sales by product category were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Bottle/can sales*:
Sparkling beverages (carbonated)	$455,748	$333,643	$1,272,673	$958,036
Still beverages (noncarbonated, including energy products)	261,508	174,684	674,673	426,657
Total bottle/can sales	717,256	508,327	1,947,346	1,384,693

Other sales:
Sales to other Coca-Cola bottlers	58,683	46,618	169,938	133,024
Post-mix and other	73,089	63,861	197,584	169,025
Total other sales	131,772	110,479	367,522	302,049

Total net sales	$849,028	$618,806	$2,314,868	$1,686,742

*NOTE: In the second quarter of 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented. Total bottle/can sales remain unchanged in prior periods.

Areas of Emphasis

Key priorities for the Company include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management, and productivity.

Revenue Management:  Revenue management requires a strategy that reflects consideration for pricing of brands and packages within product categories and channels, highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key driver which has a significant impact on the Company’s results of operations.

Product Innovation and Beverage Portfolio Expansion:  Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. New products and packaging introductions in recent years include Coca‑Cola Life, the 12-ounce sleek can, 253 ml single bottles and multi-packs, 15-pack configuration of 12 oz. cans, the 7.5-ounce sleek can in both singles and multi-packs, Yup milk beverages and Core Power protein drinks.

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $227.7 million in the first three quarters of 2016 and $162.6 million in the first three quarters of 2015. Management of these costs will continue to be a key area of emphasis for the Company.

Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products.

The Company has three primary delivery systems:

•	bulk delivery for large supermarkets, mass merchandisers and club stores;
•	advanced sales delivery for convenience stores, drug stores, small supermarkets and certain on-premise accounts; and
•	full service delivery for its full service vending customers.

Productivity:  A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor productivity and asset productivity.

Results of Operations

Third Quarter Results

Our results of operations for the third quarter of 2016 and the third quarter of 2015 are highlighted in the table below and discussed in the following paragraphs:

	Third Quarter
(in thousands)	2016	2015	Change	% Change
Net sales	$849,028	$618,806	$230,222	37.2%
Cost of sales	521,838	380,270	141,568	37.2
Gross profit	327,190	238,536	88,654	37.2
S,D&A expenses	287,389	210,851	76,538	36.3
Income from operations	39,801	27,685	12,116	43.8
Interest expense, net	8,452	6,686	1,766	26.4
Other income (expense), net	7,325	(3,992)	11,317	(283.5)
Gain on sale of business	-	22,651	(22,651)	(100.0)
Income before taxes	38,674	39,658	(984)	(2.5)
Income tax expense	13,121	12,099	1,022	8.4
Net income	25,553	27,559	(2,006)	(7.3)
Less: Net income attributable to noncontrolling interest	2,411	2,006	405	20.2
Net income attributable to the Company	$23,142	$25,553	$(2,411)	(9.4)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

Third Quarter 2016

•	$298.3 million in net sales and $2.4 million of operating income related to the Expansion Territories and Regional Manufacturing Facilities;
•	$9.8 million of expenses related to acquiring and transitioning Expansion Territories and Regional Manufacturing Facilities; and
•	$7.4 million recorded in other income as a result of a favorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

Third Quarter 2015

•	$84.7 million in net sales and $1.3 million of operating income related to the 2015 Expansion Territories;
•	$22.7 million gain on the sale of BYB Brands, Inc. (“BYB”);
•	$6.9 million of expenses related to acquiring and transitioning new Expansion Territories; and
•

$4.0 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories acquired in previous years.

Net Sales

Net sales increased $230.2 million, or 37.2%, to $849.0 million in the third quarter of 2016, as compared to $618.8 million in the third quarter of 2015. The increase in net sales was principally attributable to the following (in millions):

Third Quarter 2016	Attributable to:
$213.6

Net sales increase related to the 2015 Expansion Territories and the YTD 2016 Expansion Transactions, partially offset by the 2015 comparable sales of the Legacy Territory exchanged for Expansion Territories in 2015

11.8	2.7% increase in bottle/can sales volume to retail customers in the Legacy Territory and 2014 Expansion Territories, primarily due to an increase in still beverages
6.6	Increase in external transportation revenue
(5.1)	Decrease in sales of the Company's own brand products, primarily due to the sale of BYB in the third quarter of 2015
3.3	Other
$230.2	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in the third quarter of 2016, as compared to approximately 82% in the third quarter of 2015. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	Third Quarter		Sales Volume
Product Category	2016	2015	Increase
Sparkling beverages	67.4%	69.2%	33.3%
Still beverages (including energy products)	32.6%	30.8%	44.9%
Total bottle/can sales volume	100.0%	100.0%	36.9%

Bottle/can volume to retail customers, excluding 2016 and 2015 Expansion Territories, increased 2.7%, which represented a 0.7% increase in sparkling beverages and a 7.2% increase in still beverages in the third quarter of 2016, as compared to the third quarter of 2015. The increase in still beverages was primarily due to an increase in energy beverages as a result of the Company expanding the territories in which it distributes energy drink products packaged and/or marketed by Monster.

Cost of Sales

Cost of sales includes the following:  raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased $141.6 million, or 37.2%, to $521.8 million in the third quarter of 2016, as compared to $380.3 million in the third quarter of 2015. The increase in cost of sales was principally attributable to the following (in millions):

Third Quarter 2016	Attributable to:
$135.7

Net sales increase related to the 2015 Expansion Territories and the YTD 2016 Expansion Transactions, partially offset by the 2015 comparable sales of the Legacy Territory exchanged for Expansion Territories in 2015

6.8	2.7% increase in bottle/can sales volume to retail customers in the Legacy Territory, primarily due to an increase in still beverages
5.8	Increase in external transportation cost of sales
(6.7)	Other
$141.6	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $27.1 million in the third quarter of 2016, as compared to $20.4 million in the third quarter of 2015.

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

S,D&A expenses increased by $76.5 million, or 36.3%, to $287.4 million in the third quarter of 2016, as compared to $210.9 million in the third quarter of 2015. S,D&A expenses as a percentage of net sales decreased to 33.8% in the third quarter of 2016 from 34.1% in the third quarter of 2015. The increase in S,D&A expenses was principally attributable to the following (in millions):

Third Quarter 2016	Attributable to:
$39.6	Increase in employee salaries including bonus and incentives due to normal salary increases and additional personnel added from the Expansion Territories
6.5	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Expansion Territories
18.0	Other individually immaterial expense increases primarily related to the Expansion Territories
12.4	Other individually immaterial increases
$76.5	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $83.1 million in the third quarter of 2016 and $59.4 million in the third quarter of 2015.

Interest Expense, Net

Interest expense, net increased $1.8 million, or 26.4%, to $8.5 million in the third quarter of 2016, as compared to $6.7 million in the third quarter of 2015. The increase was primarily a result of additional borrowings to finance the territory expansion.

Gain on Sale of Business

In August 2015, the Company sold all issued and outstanding shares of capital stock of BYB to The Coca-Cola Company. As a result of the sale, the Company recognized a gain of $22.7 million during the third quarter of 2015.

Other Income (Expense), Net

Other income (expense), net included noncash income of $7.4 million in the third quarter of 2016 and a noncash expense of $4.0 million in the third quarter of 2015 as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment was primarily a result of a change in the risk-free interest rates. As the contingent consideration is calculated using 40 years of discounted cash flows, any reductions in contingent consideration due to current payments of the liability are effectively marked to market at the next reporting period, assuming interest rates and future projections remain constant.

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

Income Tax Expense

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes, was 33.9% for the third quarter of 2016 and 30.5% for the third quarter of 2015. The increase in the effective tax rate was driven by a decrease to the favorable manufacturing deduction, as a percentage of pre-tax income, caused by Expansion Territories which do not qualify for the deduction and a decrease to the valuation allowance in the third quarter of 2015 as a result of the sale of BYB.

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 36.2% for the third quarter of 2016 and 32.1% for the third quarter of 2015.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.4 million in the third quarter of 2016 and $2.0 million in the third quarter of 2015 related to the portion of Piedmont owned by The Coca‑Cola Company.

Year-to-date Results

Our results of operations for the first three quarters of 2016 and the first three quarters of 2015 are highlighted in the table below and discussed in the following paragraphs:

	First Three Quarters
(in thousands)	2016	2015	Change	% Change
Net sales	$2,314,868	$1,686,742	$628,126	37.2%
Cost of sales	1,424,073	1,026,516	397,557	38.7
Gross profit	890,795	660,226	230,569	34.9
S,D&A expenses	783,857	577,323	206,534	35.8
Income from operations	106,938	82,903	24,035	29.0
Interest expense, net	27,621	20,751	6,870	33.1
Other income (expense), net	(26,100)	(3,003)	(23,097)	(769.1)
Gain (loss) on exchange of franchise territory	(692)	8,807	(9,499)	(107.9)
Gain on sale of business	-	22,651	(22,651)	(100.0)
Income before taxes	52,525	90,607	(38,082)	(42.0)
Income tax expense	18,681	31,174	(12,493)	(40.1)
Net income	33,844	59,433	(25,589)	(43.1)
Less: Net income attributable to noncontrolling interest	5,091	4,722	369	7.8
Net income attributable to the Company	$28,753	$54,711	$(25,958)	(47.4)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

First Three Quarters 2016

•	$727.9 million in net sales and $19.7 million of operating income related to the Expansion Territories and Regional Manufacturing Facilities;
•	$26.1 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories;
•	$23.2 million of expenses related to acquiring and transitioning Expansion Territories and Regional Manufacturing Facilities;

•	$4.2 million pre-tax favorable mark-to-market adjustments related to our commodity hedging program; and
•	$4.0 million of expense related to a charitable contribution.

First Three Quarters 2015

•	$175.2 million in net sales and $5.7 million of operating income related to the 2015 Expansion Territories;
•	$22.7 million gain on the sale of BYB;
•	$14.2 million of expenses related to acquiring and transitioning new Expansion Territories;
•	$8.8 million gain on the exchange of certain franchise territories and related assets and liabilities; and
•

$3.0 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories acquired in previous years.

Net Sales

Net sales increased $628.1 million, or 37.2%, to $2.31 billion in the first three quarters of 2016, as compared to $1.69 billion in the first three quarters of 2015. The increase in net sales was principally attributable to the following (in millions):

First Three Quarters 2016	Attributable to:
$543.0

Net sales increase related to the 2015 Expansion Territories and YTD 2016 Expansion Transactions, partially offset by the 2015 comparable sales of the Legacy Territory exchanged for Expansion Territories in 2015

57.6	4.7% increase in bottle/can sales volume to retail customer in the Legacy Territory and 2014 Expansion Territories, primarily due to an increase in still beverages
(21.8)	Decrease in sales of the Company's own brand products, primarily due to the sale of BYB in the third quarter of 2015
21.3	1.7% increase in bottle/cans sales price per unit to retail customers in the Legacy Territory and 2014 Expansion Territories, primarily due to an increase in still beverages
21.0	Increase in external transportation revenue
7.0	Other
$628.1	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in the first three quarters of 2016, as compared to approximately 82% in the first three quarters of 2015.

Product category sales volume in the first three quarters of 2016 and the first three quarters of 2015 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	First Three Quarters		Sales Volume
Product Category	2016	2015	Increase
Sparkling beverages	69.7%	72.2%	32.8%
Still beverages (including energy products)	30.3%	27.8%	50.0%
Total bottle/can sales volume	100.0%	100.0%	37.6%

Bottle/can volume to retail customers, excluding 2016 and 2015 Expansion Territories, increased 4.7%, which represented a 1.6% increase in sparkling beverages and a 12.9% increase in still beverages in the first three quarters of 2016, as compared to the first three quarters of 2015. The increase in still beverages was primarily due to increases in energy beverages, which was primarily due to the Company expanding the territories in which it distributes Monster products.

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first three quarters of 2016, approximately 67% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume was sold for immediate consumption. All the Company’s beverage sales are to customers in the United States. Following is a summary of volume and sales to the Company’s largest customers:

	First Three Quarters
Customer	2016	2015
Wal-Mart Stores, Inc.
Approximate percent of Company's total Bottle/can volume	20%	22%
Approximate percent of Company's total Net sales	14%	15%

Food Lion, LLC
Approximate percent of Company's total Bottle/can volume	8%	7%
Approximate percent of Company's total Net sales	6%	5%

Cost of Sales

Cost of sales increased $397.6 million, or 38.7%, to $1.42 billion in the first three quarters of 2016, as compared to $1.03 billion in the first three quarters of 2015. The increase in cost of sales was principally attributable to the following (in million):

First Three Quarters 2016	Attributable to:
$346.8

Net sales increase related to the 2015 Expansion Territories and the YTD 2016 Expansion Transactions, partially offset by the 2015 comparable sales of the Legacy Territory exchanged for Expansion Territories in 2015

32.9	4.7% increase in bottle/can sales volume to retail customers in the Legacy Territory and 2014 Expansion Territories, primarily due to an increase in still beverages
21.5	Increase in raw material costs and increased purchases of finished products
16.7	Increase in external transportation costs of sales
(11.6)	Decrease in cost of sales of the Company's own brand products primarily due to the sale of BYB during the third quarter of 2015
(11.1)	Increase in marketing funding support received for the Legacy Territory and 2014 Expansion Territories
2.4	Other
$397.6	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $73.4 million in the first three quarters of 2016, as compared to $52.8 million in the first three quarters of 2015.

S,D&A Expenses

S,D&A expenses increased by $206.5 million, or 35.8%, to $783.9 million in the first three quarters of 2016, as compared to $577.3 million in the first three quarters of 2015. S,D&A expenses as a percentage of net sales decreased to 33.9% in the first three quarters of 2016 from 34.2% in the first three quarters of 2015. The increase in S,D&A expenses was principally attributable to the following (in millions):

First Three Quarters 2016	Attributable to:
$102.4	Increase in employee salaries including bonus and incentives due to normal salary increases and additional personnel added from the Expansion Territories
17.5	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Expansion Territories
11.4	Increase in employee benefit costs primarily due to additional medical expense and 401(k) employer matching contributions for employees from the Expansion Territories
9.1	Increase in employer payroll taxes primarily due to payroll in the Expansion Territories
9.0	Increase in expenses related to the Company's Expansion Transactions, primarily professional fees related to due diligence
7.0	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships
5.6	Increase in vending and fountain parts expense due to the addition of the Expansion Territories
5.1	Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims from the Expansion Territories
4.0	Charitable contribution made during the first quarter of 2016
18.4	Other individually immaterial expense increases primarily related to the Expansion Territories
17.0	Other individually immaterial increases
$206.5	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $227.7 million in the first three quarters of 2016 and $162.6 million in the first three quarters of 2015.

Interest Expense, Net

Interest expense, net increased $6.9 million, or 33.1%, to $27.6 million in the first three quarters of 2016, as compared to $20.8 million in the first three quarters of 2015. The increase was primarily a result of additional borrowings to finance the territory expansion.

Other Income (Expense), Net

Other income (expense), net included a noncash expense of $26.1 million in the first three quarters of 2016 and a noncash expense of $3.0 million in the first three quarters of 2015 as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment was primarily a result of a change in the risk-free interest rates. As the contingent consideration is calculated using 40 years of discounted cash flows, any reductions in contingent consideration due to current payments of the liability are effectively marked to market at the next reporting period, assuming interest rates and future projections remain constant.

Gain on Exchange of Franchise Territory

In May 2015, the Company completed an exchange transaction with CCR through which the Company acquired certain assets and rights for territory in Lexington, Kentucky from CCR in exchange for certain assets and rights for territory in Jackson, Tennessee. As a result of this transaction, an $8.8 million gain was recorded during the second quarter of 2015.

Gain on Sale of Business

In August 2015, the Company sold all issued and outstanding shares of capital stock of BYB to The Coca‑Cola Company. As a result of the sale, the Company recognized a gain of $22.7 million during the third quarter of 2015.

Income Tax Expense

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes, was 35.6% for the first three quarters of 2016 and 34.4% for the first three quarters of 2015. The increase in the effective tax rate was driven primarily by an increase in the state tax rate applied to the deferred tax assets and liabilities driven by Expansion Territories, and a decrease to the favorable manufacturing deduction, as a percentage of pre-tax income, caused by Expansion Territories which do not qualify for the deduction, and lower pre-tax book income. The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 39.4% for the first three quarters of 2016 and 36.3% for the first three quarters of 2015.

During the first quarter of 2016, the Company revalued its existing net deferred tax liabilities for the effects on the state rate applied to deferred taxes which resulted from the YTD 2016 Expansion Transactions. The net impact of this revaluation was an increase to the recorded income tax expense of $0.8 million.

During the third quarter of 2016, a state tax legislation target was met that caused a reduction to the corporate tax rate in that state from 4.0% to 3.0%, effective January 1, 2017. This reduction in the state corporate tax rate resulted in a decrease to the Company’s recorded income tax expense of $0.6 million due to the Company revaluing its net deferred tax liabilities.

The impact of these two revaluations was a net increase to the recorded income tax expense of $0.2 million during the first three quarters of 2016.

Also, during the third quarter of 2016, the Company reduced its liability for uncertain tax positions by $0.7 million, which resulted in a decrease to income tax expense. This reduction was primarily due to the expiration of the applicable statute of limitations.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $5.1 million in the first three quarters of 2016 and $4.7 million in the first three quarters of 2015 related to the portion of Piedmont owned by The Coca‑Cola Company.

Comparable /Adjusted Results

The Company reports its financial results in accordance with GAAP. However, management believes certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Further, given the transformation of the Company’s business addressed in Item 2 above under “Expansion Transactions with The Coca‑Cola Company,” the Company believes these non-GAAP financial measures allow users to better appreciate the impact of these transactions on the Company’s performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company's performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

The following table reconciles reported GAAP results to comparable results for the third quarter of 2016 and the third quarter of 2015, and for the first three quarters of 2016 and the first three quarters of 2015:

	Third Quarter 2016
(in thousands, except per share data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$849,028	$39,801	$38,674	$23,142	$2.48
Fair value adjustments for commodity hedges	-	(388)	(388)	(239)	(0.03)
2016 & 2015 acquisitions impact	(298,313)	(2,432)	(2,432)	(1,495)	(0.16)
Territory expansion expenses	-	9,780	9,780	6,015	0.64
Fair value adjustment of acquisition related contingent consideration	-	-	(7,365)	(4,530)	(0.48)
Total reconciling items	(298,313)	6,960	(405)	(249)	(0.03)
Comparable results (non-GAAP)	$550,715	$46,761	$38,269	$22,893	$2.45

	Third Quarter 2015
(in thousands, except per share data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$618,806	$27,685	$39,658	$25,553	$2.75
Fair value adjustments for commodity hedges	-	2,130	2,130	1,308	0.14
2015 acquisitions impact	(84,734)	(1,297)	(1,297)	(796)	(0.09)
2015 divestitures impact	(5,028)	277	277	170	0.02
Territory expansion expenses	-	6,947	6,947	4,265	0.46
Gain on sale of business	-	-	(22,651)	(13,908)	(1.49)
Fair value adjustment of acquisition related contingent consideration	-	-	3,992	2,451	0.26
Total reconciling items	(89,762)	8,057	(10,602)	(6,510)	(0.70)
Comparable results (non-GAAP)	$529,044	$35,742	$29,056	$19,043	$2.05

	First Three Quarters 2016
(in thousands, except per share data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,314,868	$106,938	$52,525	$28,753	$3.09
Fair value adjustments for commodity hedges	-	(4,198)	(4,198)	(2,582)	(0.28)
2016 & 2015 acquisitions impact	(727,874)	(19,691)	(19,691)	(12,111)	(1.30)
Territory expansion expenses	-	23,208	23,208	14,273	1.53
Special charitable contribution	-	4,000	4,000	2,460	0.26
Exchange of franchise territories	-	-	692	425	0.05
Fair value adjustment of acquisition related contingent consideration	-	-	26,060	16,026	1.71
Total reconciling items	(727,874)	3,319	30,071	18,491	1.97
Comparable results (non-GAAP)	$1,586,994	$110,257	$82,596	$47,244	$5.06

	First Three Quarters 2015
(in thousands, except per share data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,686,742	$82,903	$90,607	$54,711	$5.89
Fair value adjustments for commodity hedges	-	2,236	2,236	1,373	0.15
2015 acquisitions impact	(175,240)	(5,733)	(5,733)	(3,520)	(0.38)
2015 divestitures impact	(31,376)	(3,252)	(3,252)	(1,997)	(0.21)
Territory expansion expenses	-	14,194	14,194	8,715	0.93
Exchange of franchise territories	-	-	(8,807)	(5,407)	(0.58)
Gain on sale of business	-	-	(22,651)	(13,908)	(1.49)
Fair value adjustment of acquisition related contingent consideration	-	-	3,003	1,844	0.20
Total reconciling items	(206,616)	7,445	(21,010)	(12,900)	(1.38)
Comparable results (non-GAAP)	$1,480,126	$90,348	$69,597	$41,811	$4.51

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

The Company’s results for its two reportable segments are as follows:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Net Sales:
Nonalcoholic Beverages	$826,683	$603,042	$2,251,491	$1,644,332
All Other	59,530	41,761	163,636	116,269
Eliminations*	(37,185)	(25,997)	(100,259)	(73,859)
Consolidated net sales	$849,028	$618,806	$2,314,868	$1,686,742

Gross Profit:
Nonalcoholic Beverages	$326,725	$236,066	$886,384	$654,454
All Other	21,322	16,233	59,707	45,004
Eliminations*	(20,857)	(13,763)	(55,296)	(39,232)
Consolidated gross profit	$327,190	$238,536	$890,795	$660,226

Operating Income:
Nonalcoholic Beverages	$38,421	$26,098	$102,267	$78,490
All Other	1,380	1,587	4,671	4,413
Consolidated operating income	$39,801	$27,685	$106,938	$82,903

*NOTE: The entire net sales elimination for each year presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Financial Condition

Total assets increased to $2.25 billion at October 2, 2016, from $1.85 billion at January 3, 2016 and $1.71 billion at September 27, 2015. The increase in total assets is primarily attributable to the acquisition of the YTD 2016 Expansion Transactions and 2015 Expansion Territories, contributing to an increase in total assets of $252.6 million from January 3, 2016 and $351.1 million from September 27, 2015. In addition, the Company had additions to property, plant and equipment of $124.6 million during the first three quarters of 2016, which excludes $159.0 million in property, plant and equipment acquired in the Expansion Transactions completed during the first three quarters of 2016.

Net working capital, defined as current assets less current liabilities, was $145.8 million at October 2, 2016, which was an increase of $37.5 million from January 3, 2016 and an increase of $207.8 million from September 27, 2015.

Significant changes in net working capital from January 3, 2016 were as follows:

•	An increase in accounts receivable, trade of $82.0 million primarily due to normal seasonal sales increases and accounts receivable from the YTD 2016 Expansion Transactions.
•

An increase of $23.5 million in accounts receivable from The Coca‑Cola Company and an increase of $46.9 million in accounts payable to The Coca‑Cola Company, primarily due to activity from the YTD 2016 Expansion Transactions and the timing of payments.

•	An increase in inventories of $36.6 million primarily due to a normal seasonal increase and inventories from the YTD 2016 Expansion Transactions.
•	An increase in accounts payable, trade of $34.3 million primarily due to a normal seasonal increase in purchases and purchases from the YTD 2016 Expansion Transactions.
•	An increase in other accrued liabilities of $28.3 million primarily due to timing of payments.

Significant changes in net working capital from September 27, 2015 were as follows:

•	An increase in cash and cash equivalents of $13.7 million primarily due to cash flows generated from operations.
•	An increase in accounts receivable, trade of $90.4 million primarily due to accounts receivable from newly-acquired Expansion Territories in 2016 and 2015.
•

An increase of $9.7 million in accounts receivable from The Coca‑Cola Company and an increase of $40.0 million in accounts payable to The Coca‑Cola Company, primarily due to activity from newly acquired Expansion Territories in 2016 and 2015 and the timing of payments.

•

An increase in inventories of $31.9 million primarily due to inventories from newly acquired Expansion Territories in 2016 and 2015 plus inventory required for the execution of future marketing strategies.

•	An increase in prepaid expenses and other current assets of $12.2 million primarily due to overpayment of federal and state income taxes in 2015.
•

A decrease in the current portion of long-term debt of $164.8 million as a result of the Senior Notes due 2016, which were repaid using proceeds from the Term Loan Facility as well as borrowings under the Revolving Credit Facility in June 2016.

•	An increase in accounts payable, trade of $38.4 million primarily due to accounts payable from the newly acquired Expansion Territories in 2016 and 2015.
•	An increase in other accrued liabilities of $39.3 million primarily due to the timing of payments.

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

In October 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”). In April 2015, the Company exercised the accordion feature of the Revolving Credit Facility thereby increasing the aggregate availability by $100 million to $450 million. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility includes two financial covenants:  a cash flow/fixed charges ratio and a funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants as of October 2, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes all banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. On October 2, 2016, the Company had $65.0 million of outstanding borrowings on the Revolving Credit Facility and had $385.0 million available to meet its cash requirements. On January 3, 2016, the Company had no outstanding borrowings on the Revolving Credit Facility. On September 27, 2015, the Company had $275.0 million of outstanding borrowings on the Revolving Credit Facility.

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

On June 7, 2016, the Company entered into a term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating, at the Company’s option. The Term Loan Facility includes two financial covenants:  a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the agreement. The Company was in compliance with these covenants as of October 2, 2016. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of Senior Notes that matured on June 15, 2016.

All outstanding long-term debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At October 2, 2016, the Company’s credit ratings were as follows:

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

Net debt and capital lease obligations were summarized as follows:

(in thousands)	October 2, 2016	January 3, 2016	September 27, 2015
Debt	$820,063	$619,628	$547,524
Capital lease obligations	50,505	55,784	57,450
Total debt and capital lease obligations	870,568	675,412	604,974
Less: Cash and cash equivalents	54,217	55,498	40,491
Total net debt and capital lease obligations (1)	$816,351	$619,914	$564,483

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

The Company financed $455.9 million, $619.6 million, and $272.5 million of its total outstanding balance of debt and capital lease obligations through publicly offered debt as of October 2, 2016, January 3, 2016 and September 27, 2015, respectively.

As a result of new guidance on accounting for debt issuance costs, $4.2 million, $4.3 million and $1.4 million of debt issuance costs as of October 2, 2016, January 3, 2016 and September 27, 2015, respectively, were classified as a reduction to long-term debt.

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the Expansion Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were non-cash, therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Three Quarters
(in thousands)	2016	2015	2016	2015
Opening balance - Level 3 liability	$228,768	$94,068	$136,570	$46,850
Increase due to acquisitions	-	-	68,039	50,312
Decrease due to measurement period adjustments	-	(3,371)	-	(3,371)
Payments/accruals	(2,995)	(1,625)	(12,261)	(3,730)
Fair value adjustment - (income) expense	(7,365)	3,992	26,060	3,003
Ending balance - Level 3 liability	$218,408	$93,064	$218,408	$93,064

Cash Sources and Uses

The primary sources of cash for the Company in the first three quarters of 2016 and the first three quarters of 2015 were borrowings under credit facilities and cash flows from operating activities. The primary uses of cash in the first three quarters of 2016 and the first three quarters of 2015 were debt repayments, acquisitions of Expansion Territories and Regional Manufacturing Facilities and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	First Three Quarters
(in thousands)	2016	2015
Cash Sources:
Borrowings under Revolving Credit Facility	$310,000	$269,000
Borrowings under Term Loan Facility	300,000	-
Cash provided by operating activities (excluding income tax payments and pension plans contributions)	131,061	105,408
Refund of income tax payments	8,147	-
Proceeds from sale of business	-	26,360
Other	370	264
Total cash sources	$749,578	$401,032

Cash Uses:
Payment of Revolving Credit Facility	$245,000	$65,000
Acquisition of Expansion Territories and Regional Manufacturing Facilities, net of cash acquired	174,571	52,739
Payment of Senior Notes	164,757	100,000
Additions to property, plant and equipment (exclusive of acquisition)	124,599	104,422
Contributions to pension plans	11,120	10,500
Payment of acquisition related contingent consideration	10,470	2,405
Investment in CONA Services LLC	7,216	-
Cash dividends paid	6,980	6,964
Principal payments on capital lease obligations	5,279	4,889
Income tax payments	-	22,415
Other	867	302
Total cash uses	$750,859	369,636
Increase (decrease) in cash	$(1,281)	31,396

Cash Flows From Operating Activities

During the first three quarters of 2016, cash provided by operating activities was $128.1 million, which was an increase of $55.6 million compared to the first three quarters of 2015. The increase was driven primarily by growth in comparable income from operations and cash generated from acquired Expansion Territories.

Cash Flows From Investing Activities

During the first three quarters of 2016, cash used in investing activities was $306.1 million, which was an increase of $175.5 million compared to the first three quarters of 2015. The increase was driven by Expansion Transactions and higher levels of property, plant and equipment additions.

Additions to property, plant and equipment during the first three quarters of 2016 were $124.6 million, of which $8.8 million were accrued in accounts payable, trade. The first three quarters of 2016 additions exclude $159.0 million in property, plant and equipment acquired in the Expansion Transactions completed in the first three quarters of 2016. Additions to property, plant and equipment during the first three quarters of 2016 were funded with cash flows from operations and borrowings under available credit facilities. The Company anticipates additions to property, plant and equipment, excluding Expansion Transactions, for the remainder of fiscal 2016 will be in the range of $50 million to $100 million.

Additions to property, plant and equipment during the first three quarters of 2015 were $104.4 million, of which $6.4 million were accrued in accounts payable, trade. The first three quarters of 2015 additions exclude $39.8 million in property, plant and equipment acquired in the Expansion Transactions in the first three quarters of 2015.

During the first three quarters of 2016, the Company completed the YTD 2016 Expansion Transactions to acquire rights to distribution territory in Richmond, Yorktown and Alexandria, Virginia; and Easton, Salisbury, Capital Heights, La Plata, Baltimore, Hagerstown and Cumberland Maryland, and to acquire Regional Manufacturing Facilities in Sandston, Virginia; and Silver Spring and Baltimore, Maryland. Cash used to acquire these Expansion Territories and Regional Manufacturing Facilities, as well as an additional settlement for the Lexington Expansion Territory, was $174.6 million during the first three quarters of 2016.

Cash used to acquire rights to distribution territory during the first three quarters of 2015, including Cleveland and Cookeville, Tennessee; Louisville, Kentucky and Evansville, Indiana; Paducah and Pikeville, Kentucky; and the Lexington Expansion Territory, was $52.7 million. Refer to Note 2 of the consolidated financial statements for additional information on acquisitions.

Cash Flows From Financing Activities

During the first three quarters of 2016, cash provided by financing activities was $176.6 million, which was an increase of $87.2 million compared to the first three quarters of 2015. The increase was primarily a result of providing funding for the acquisitions of Expansion Territories and Regional Manufacturing Facilities and associated capital expenditures. During the second quarter of 2016, the Company entered into a term loan agreement for a senior unsecured term loan facility in the aggregate principal amount of $300 million and, in the first three quarters of 2016, had net borrowings on revolving credit facilities of $65.0 million. These increases in debt were partially offset by the repayment of $164.8 million of Senior Notes due 2016 in the second quarter of 2016. In the first three quarters of 2015, the Company had net borrowings on its revolving credit facility of $204.0 million, partially offset by $100.0 million repayment of debt.

Significant Accounting Policies

See Note 1 to the consolidated financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $32.5 million of debt for these entities as of October 2, 2016. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca‑Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of October 2, 2016, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.5 million including the Company’s equity interests. See Note 12 to the consolidated financial statements for additional information about these entities.

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

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The net impact of the commodity hedges on cost of sales was a decrease of $1.2 million in the first three quarters of 2016 and an increase of $2.5 million in the first three quarters of 2015. The net impact of the commodity hedges on SD&A expenses was a decrease of $0.4 million in the first three quarters of 2016 and an increase of $0.1 million in the first three quarters of 2015.

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Coca‑Cola Bottling Co. Consolidated or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, selling, delivery and administrative (“S,D&A”) expenses, gross profit, income tax rates, earnings per diluted share, dividends, pension plan contributions, estimated sub-bottling liability payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation.

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;
•	the Company’s expectation that certain amounts of goodwill will be deductible for tax purposes;
•

the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees and that the cooperatives will perform their obligations under their debt commitments;

•

the Company’s belief that the ultimate disposition of various claims and legal proceedings which have arisen in the ordinary course of its business will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;
•

the Company’s belief that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance and that these non-GAAP financial measures allow users to better appreciate the impact of these transactions on the Company’s performance;

•

the Company’s belief that it has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of previously announced additional Expansion Territories and Regional Manufacturing Facilities, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months;

•	the Company’s belief that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $38 million assuming no change in volume;

•	the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but will not have a material impact on the consolidated financial statements;
•	the Company’s expectation that certain territories of CCR will be sold to bottlers that are neither members of CONA nor users of the CONA System;
•	the Company’s belief that innovation of both new brands and packages will continue to be important to the Company’s overall revenue;
•	the Company’s expectations as to the timing of certain Expansion Transaction closings;
•

the Company’s belief that the range of amounts it could pay annually under the acquisition related contingent consideration arrangements for the 2015 Expansion Territories and YTD 2016 Expansion Transactions will be between $10 million and $18 million;

•	the Company’s belief that the covenants on the Company’s Revolving Credit Facility and Term Loan Facility will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;

•	the Company’s belief that contributions to the two Company-sponsored pension plans may be up to $1.0 million during the fourth quarter of 2016;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•	the Company’s expectation that additions to property, plant and equipment, excluding acquisitions, for the remainder of fiscal 2016, will be in the range of $50 million to $100 million;
•

the Company’s belief that key priorities include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of October 2, 2016, interest expense for the next twelve months would increase by approximately $3.7 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2016, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Significant Accounting Policies” in Part I – Item 2 above, or in other filings or statements made by the Company. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

Caution should be taken not place undue reliance on the forward-looking statements included in this Report. The Company assumes no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in the Company’s other reports and documents filed with the Securities and Exchange Commission.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Company’s $450 million revolving credit facility and its $300 million term loan. As of October 2, 2016, $365.0 million of the Company’s debt and capital lease obligations of $870.6 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of October 2, 2016, interest expense for the next twelve months would increase by approximately $3.7 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials and distribution system. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $38 million assuming no change in volume.

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

Item 4.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2016.

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 2, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10‑K for the year ended January 3, 2016.

Item 6.Exhibits.

Number	Description	Incorporated by Reference or Filed Herewith
2.1+	Distribution Asset Purchase Agreement, dated September 1, 2016, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016 (File No. 0-9286).
2.2+	Manufacturing Asset Purchase Agreement, dated September 1, 2016, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 6, 2016 (File No. 0-9286).
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2016 (File No. 0-9286).
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

10.1	Amendment to Distribution Agreement, dated September 3, 2015, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company	Filed herewith.
10.2	Amendment to Distribution Agreement, effective as of September 19, 2016, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company	Filed herewith.
12	Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101

Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended October 2, 2016, filed on November 10, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

+ Certain schedules and similar supporting attachments to this agreement have been omitted, and the Company agrees to furnish supplemental copies of any such schedules and similar supporting attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA‑COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 10, 2016	By:	/s/ Clifford M. Deal, III
Clifford M. Deal, III
Senior Vice President, Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: November 10, 2016	By:	/s/ William J. Billiard
William J. Billiard
Vice President, Chief Accounting Officer
(Principal Accounting Officer of the Registrant)