Form 10-K
period 2017-01-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2017-03-14
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2017

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

Market Value as of July 1, 2016
Common Stock, $l.00 Par Value	$674,640,784
Class B Common Stock, $l.00 Par Value	*

*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 26, 2017
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,171,702

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the registrant’s 2017 Annual Meeting of Stockholders.	Part III, Items 10-14

PART I

Item 1.	Business

Introduction

Coca‑Cola Bottling Co. Consolidated, a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we,” “our” or “us”), produces, markets and distributes nonalcoholic beverages. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest independent Coca‑Cola bottler in the United States. More than 85% of our total bottle/can volume to retail customers consist of products of The Coca‑Cola Company which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage brands including Dr Pepper, Sundrop and Monster Energy. Our purpose is to honor God, serve others, pursue excellence and grow profitably. Our stock is traded on the NASDAQ exchange under the symbol “COKE.”

Ownership

As of January 1, 2017, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s combined Common Stock and Class B Common Stock. As long as The Coca‑Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock of the Company. J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, owns shares of Common Stock and Class B Common Stock representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock.

Beverage Products

We offer a range of flavors designed to meet the demands of our consumers. Our product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca‑Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

There are two main categories of sales, which include bottle/can sales and other sales. Bottle/can sales include products packaged in plastic bottles and aluminum cans. Other sales include sales to other Coca‑Cola bottlers and “post-mix” products. Post-mix products are dispensed through equipment that mixes the fountain syrup with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

Bottle/can sales represented approximately 84%, 82% and 80% of total net sales for fiscal 2016 (“2016”), fiscal 2015 (“2015”) and fiscal 2014 (“2014”), respectively. The sparkling beverage category represented approximately 66%, 70% and 76% of total bottle/can sales during 2016, 2015 and 2014, respectively.

The following table sets forth some of our most important products, including products The Coca‑Cola Company and other beverage companies have licensed to us.

The Coca-Cola Company Products				Beverage Products Licensed
Sparkling Beverages		Still Beverages		by Other Beverage Companies
Barqs Root Beer	Fanta Flavors	Core Power	Honest Tea	Diet Dr Pepper
Cherry Coke	Fresca	Dasani	Minute Maid Adult Refreshments	Dr Pepper
Cherry Coke Zero	Mello Yello	Dasani Flavors	Minute Maid Juices To Go	Full Throttle
Coca-Cola	Minute Maid Sparkling	FUZE	POWERade	Monster Energy products
Coca-Cola Life	Pibb Xtra	glacéau fruitwater	POWERade Zero	NOS®
Coca-Cola Vanilla	Seagrams Ginger Ale	glacéau smartwater	Tum-E Yummies	Peace Tea
Coca-Cola Zero	Sprite	glacéau vitaminwater	Yup Milk	Sundrop
Dasani Sparkling	Sprite Zero	Gold Peak Tea	ZICO
Diet Coke	TAB
Diet Coke Splenda®

Territories

We are the largest independent Coca‑Cola bottler in the United States, distributing products in 16 states. Historically, our operational footprint included markets located in North Carolina, South Carolina, south Alabama, south Georgia, central Tennessee, western Virginia and West Virginia (the “Legacy Territories”).

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

The Company’s rights to distribute and market beverage products of The Coca‑Cola Company in the Expansion Territories are governed by a Comprehensive Beverage Agreement, as defined below, entered into at each closing for Expansion Territories and are different from the rights we hold under agreements with The Coca‑Cola Company to serve the markets located in the Legacy Territories. The Company is authorized to manufacture beverages bearing trademarks of The Coca‑Cola Company using cold-fill technology at the Regional Manufacturing Facilities pursuant to a Regional Manufacturing Agreement, as defined below, entered into at each closing of a Manufacturing Facility Expansion Transaction. The Company has acquired the following Expansion Territories and Regional Manufacturing Facilities as of January 1, 2017:

Expansion Territories	Acquisition / Exchange Date
Johnson City and Morristown, Tennessee(1)	May 23, 2014
Knoxville, Tennessee(1)	October 24, 2014
Cleveland and Cookeville, Tennessee(2)	January 30, 2015
Louisville, Kentucky and Evansville, Indiana(2)	February 27, 2015
Paducah and Pikeville, Kentucky(2)	May 1, 2015
Lexington, Kentucky for Jackson, Tennessee Exchange(2)	May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina(2)	October 30, 2015
Annapolis, Maryland Make-Ready Center(2)	October 30, 2015
Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia(3)	January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland(3)	April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland(3)	April 29, 2016
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky(3)	October 28, 2016

Regional Manufacturing Facilities	Acquisition Date
Sandston, Virginia(3)	January 29, 2016
Silver Spring and Baltimore, Maryland(3)	April 29, 2016
Cincinnati, Ohio(3)	October 28, 2016

(1) Collectively, the 2014 Expansion Territories.

(2) Collectively, the 2015 Expansion Territories.

(3) Collectively, the 2016 Expansion Transactions.

2016 Letters of Intent for Additional Expansion Transactions

In February 2016, the Company entered into a non-binding letter of intent (the “February 2016 LOI”) with The Coca‑Cola Company to provide exclusive distribution rights for the Company in the following major markets: Akron, Elyria, Toledo, Willoughby, and Youngstown County in Ohio. Pursuant to the February 2016 LOI, CCR would:

(i)	grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories served by CCR in northern Ohio;
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

In June 2016, the Company entered into a non-binding letter of intent with Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company (the “United June 2016 LOI”). Pursuant to this letter of intent, United would transfer exclusive rights and associated distribution assets and working capital in certain territory in and around Spartanburg and Bluffton, South Carolina, currently served by United’s distribution centers located in Spartanburg, South Carolina and Savannah, Georgia, in exchange for certain territory in south-central Tennessee, northwest Alabama and northwest Florida currently served by the Company’s distribution centers located in Florence, Alabama and Panama City, Florida. The exchange includes rights to the distribution, promotion, marketing and sale of The Coca‑Cola Company–owned and –licensed products and certain cross-licensed brands in each territory.

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

National Product Supply Governance Agreement (the “NPSG Governance Agreement”)

The NPSG Governance Agreement was executed in October 2015 by The Coca‑Cola Company and Regional Producing Bottlers in The Coca‑Cola Company’s national product supply system. Pursuant to the NPSG Governance Agreement, The Coca‑Cola Company and the Regional Producing Bottlers (“RPBs”) have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As The Coca‑Cola Company continues its multi-year refranchising effort over its North American bottling territories, additional RPBs will be added to the NPSG Board. As of January 2017, the NPSG Board consisted of the Company, The Coca‑Cola‑Company and five other RPBs, including CCR.

The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for the ongoing operations of the NPSG. The Company is obligated to pay a certain portion of the costs of operating the NPSG. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other RPB will make investments in their respective manufacturing assets and will implement Coca‑Cola system strategic investment opportunities that are consistent with the NPSG Governance Agreement.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain Coca‑Cola bottlers to provide business process and information technology services to its members. The Company is subject to a Master Services Agreement (the “Master Services Agreement”) with CONA, pursuant to which CONA agreed to make available, and the Company became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available to the Company, CONA provides certain business process and information technology services to the Company, including the planning, development, management and operation of the CONA System in connection with the Company’s direct store delivery of products (collectively, the “CONA Services”).

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

Pursuant to the Master Services Agreement, CONA agreed to make available, and authorized the Company to use, the CONA System in connection with the distribution, sale, marketing and promotion of nonalcoholic beverages the Company is authorized to distribute under its comprehensive beverage agreements or any other agreement with The Coca‑Cola Company (the “Beverages”) in the territories the Company serves (the “Territories”), subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third-parties and used in connection with the CONA System.

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

Beverage Agreements for Legacy Territories

We hold numerous contracts with The Coca‑Cola Company which entitle us to produce, market and distribute The Coca‑Cola Company’s nonalcoholic beverages in bottles, cans and five gallon pressurized pre-mix containers in the Legacy Territories. We have similar arrangements with Dr Pepper Snapple Group, Inc., and other beverage companies for the Legacy Territories.

We purchase concentrates from The Coca‑Cola Company to produce, market and distribute its principal sparkling beverages in the Legacy Territories under two basic forms of beverage agreements with The Coca‑Cola Company:

(i)	beverage agreements for sparkling beverages bearing the trademark “Coca‑Cola” or “Coke” (the “Coca‑Cola Trademark Beverages” and “Cola Beverage Agreements”), and
(ii)

beverage agreements for other sparkling beverages of The Coca‑Cola Company (the “Allied Beverages” and “Allied Beverage Agreements” or collectively referred to as the “Cola and Allied Beverage Agreements”).

The Company is subject to Cola Beverage Agreements and Allied Beverage Agreements for various specified Legacy Territories.

We also purchase finished goods and distribute certain still beverages, such as sports drinks and juice drinks, from The Coca‑Cola Company or its designees or joint ventures, and produce, market and distribute Dasani water products, pursuant to the terms of marketing and distribution agreements applicable to the Legacy Territories (the “Still Beverage Agreements”).

Cola Beverage Agreements with The Coca‑Cola Company

The Cola Beverage Agreements for the Legacy Territories provide that we will purchase our entire requirements of concentrates or syrups for Coca‑Cola Trademark Beverages from The Coca‑Cola Company at prices, terms of payment, and other terms and conditions of supply determined from time-to-time by The Coca‑Cola Company at its sole discretion and prohibit us from producing, distributing, or handling cola products other than those of The Coca‑Cola Company. We have the exclusive right to manufacture and distribute Coca‑Cola Trademark Beverages for sale in authorized containers in the Legacy Territories. The Coca‑Cola Company may determine, at its sole discretion, what types of containers are authorized for use with its products. The Company may not sell Coca‑Cola Trademark Beverages outside the Legacy Territories except by agreement with The Coca‑Cola Company.

Pursuant to the Cola Beverage Agreements, we are obligated, among other things, to:

•

maintain such plant and equipment, staff and distribution and vending facilities capable of manufacturing, packaging and distributing Coca‑Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to fully satisfy the demand for these beverages in the Legacy Territories;

•	undertake quality control measures and maintain sanitation standards prescribed by The Coca‑Cola Company;
•

develop, stimulate and fully satisfy the demand for Coca‑Cola Trademark Beverages in the Legacy Territories, and use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and

•	maintain such sound financial capacity as may be reasonably necessary to ensure the performance of our obligations to The Coca‑Cola Company.

We are required to meet annually with The Coca‑Cola Company to present our marketing, management and advertising plans for the Coca‑Cola Trademark Beverages for the upcoming year, including financial plans to evidence we have the consolidated financial capacity to perform our duties and obligations to The Coca‑Cola Company. The Coca‑Cola Company may not unreasonably withhold approval of such plans. If we carry out these plans in all material respects, we will be considered to have satisfied our obligations to develop, stimulate, and fully satisfy the demand for the Coca‑Cola Trademark Beverages and to maintain the requisite financial capacity for the period of time covered by the plan.

Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of written notice of the failure, would give The Coca‑Cola Company the right to terminate the Cola Beverage Agreements. If at any time we fail to carry out a plan in all material respects in any geographic segment of the Legacy Territories, as defined by The Coca‑Cola Company, and such failure is not cured within six months of written notice of the failure, The Coca‑Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

The Coca‑Cola Company has no obligation under the Cola Beverage Agreements to participate with us in expenditures for advertising and marketing. As it has in the past, The Coca‑Cola Company may contribute to such expenditures and undertake independent advertising and marketing activities, as well as advertising and sales promotion programs which require our mutual cooperation and financial support. The future levels of marketing funding support and promotional funds provided by The Coca‑Cola Company may vary materially from the levels provided in prior years.

If we acquire control, directly or indirectly, of any bottler of Coca‑Cola Trademark Beverages, or any party controlling a bottler of Coca‑Cola Trademark Beverages, we must cause the acquired bottler to amend its agreement for the Coca‑Cola Trademark Beverages to conform to the terms of the Cola Beverage Agreements.

The Cola Beverage Agreements are perpetual, subject to termination by The Coca‑Cola Company upon the occurrence of an event of default by the Company. If any Cola Beverage Agreement is terminated as a result of an event of default, The Coca‑Cola Company has the right to terminate all other Cola Beverage Agreements to which we are subject. Events of default with respect to each Cola Beverage Agreement include:

•

production, sale or ownership in any entity which produces or sells any cola product not authorized by The Coca‑Cola Company or any cola product that may be confused with or is an imitation of the trade dress, trademark, tradename or authorized container of a cola product of The Coca‑Cola Company;

•	insolvency, bankruptcy, dissolution, receivership, or the like;
•	any disposition by the Company of any voting securities of any bottling company subsidiary without the consent of The Coca‑Cola Company; and
•	any material breach of any of our obligations under such Cola Beverage Agreement remaining unresolved for 120 days after written notice by The Coca‑Cola Company.

We are prohibited from assigning, transferring or pledging our Cola Beverage Agreements or any interest therein, whether voluntarily or by operation of law, without the prior consent of The Coca‑Cola Company.

Allied Beverage Agreements with The Coca‑Cola Company

The Allied Beverage Agreements contain provisions similar to those of the Cola Beverage Agreements with respect to the sale of beverages outside the Legacy Territories, authorized containers, planning, quality control, transfer restrictions and related matters, but have certain significant differences from the Cola Beverage Agreements. Pursuant to the Allied Beverage Agreements, we have exclusive rights to distribute the Allied Beverages in authorized containers in specified Legacy Territories. Similar to the Cola Beverage Agreements, we have advertising, marketing, and promotional obligations. However, under the Allied Beverage Agreements, there is no restriction for most brands as to the marketing of products with similar flavors, as long as there is no manufacturing or handling of other products imitating, infringing upon, or causing confusion with, the products of The Coca‑Cola Company. The Coca‑Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under the Allied Beverage Agreements to elect to market any new beverage introduced by The Coca‑Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

Allied Beverage Agreements have a term of 10 years and are renewable at our option for an additional 10 years at the end of each term. We intend to renew substantially all of the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event of default by the Company. The Coca‑Cola Company may terminate an Allied Beverage Agreement in the event of:

•	insolvency, bankruptcy, dissolution, receivership, or the like;
•	termination of a Cola Beverage Agreement by either party for any reason; or
•	any material breach of any of our obligations under such Allied Beverage Agreement remaining unresolved for 120 days after required prior written notice by The Coca‑Cola Company.

Supplementary Agreement Relating to Cola and Allied Beverage Agreements

The Company and The Coca‑Cola Company are parties to a Letter Agreement (the “Supplementary Agreement”) that supplements or modifies some provisions of the Cola and Allied Beverage Agreements. The Supplementary Agreement provides that The Coca‑Cola Company will:

•	exercise good faith and fair dealing in its relationship with us under the Cola and Allied Beverage Agreements;
•	offer marketing funding support and exercise its rights under the Cola and Allied Beverage Agreements in a manner consistent with its dealings with comparable bottlers;
•

offer to us any written amendment to the Cola and Allied Beverage Agreements, except amendments dealing with transfer of ownership, which it enters into with any other bottler in the United States subject to contracts substantially similar to the Cola and Allied Beverage Agreements; and

•

subject to certain limited exceptions, sell syrups and concentrates to us at prices no greater than those charged to other bottlers subject to contracts substantially similar to the Cola and Allied Beverage Agreements.

The Supplementary Agreement also permits transfers of our capital stock otherwise limited by the Cola and Allied Beverage Agreements.

Impact of Territory Conversion Agreement on Cola and Allied Beverage Agreements

Nearly all of our Cola and Allied Beverage Agreements are subject to being amended, restated and converted into a Final CBA (as described below) pursuant to the Territory Conversion Agreement described below, as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2015.

Pricing of Coca‑Cola Trademark Beverages and Allied Beverages

In accordance with the Cola and Allied Beverage Agreements, except as provided in the Supplementary Agreement and in incidence-based pricing agreements, The Coca‑Cola Company establishes the prices charged to the Company for concentrates of Coca‑Cola Trademark Beverages and Allied Beverages. The Coca‑Cola Company has no rights under the beverage agreements to establish the resale prices at which we sell its products.

Purchases of concentrate for all sparkling beverages from The Coca‑Cola Company are governed by incidence-based pricing arrangements, which are generally entered into for one- or two-year terms. Under the incidence-based pricing model, the concentrate price charged to us by The Coca‑Cola Company is impacted by a number of factors, including the incidence rate in effect, our pricing and sales of finished products, the channels in which the finished products are sold and package mix.

During the one-year term of our incidence-based pricing agreement that ended on December 31, 2016, the pricing of such concentrate was governed by the incidence-based pricing model rather than the Cola and Allied Beverage Agreements for the Legacy Territories. Beginning January 1, 2017, incidence-based pricing is governed by the Expanding Participating Bottler Revenue Incidence Agreement entered into with The Coca-Cola Company on September 23, 2015, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2015.

Still Beverage Agreements with The Coca‑Cola Company

The Still Beverage Agreements for the Legacy Territories contain provisions that are similar to the Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions and related matters, but have certain material differences. Unlike the Cola and Allied Beverage Agreements, which grant us exclusivity in the distribution of the covered beverages in the Legacy Territories, the Still Beverage Agreements grant exclusivity but permit The Coca‑Cola Company to test-market the still beverage products in the Legacy Territories, subject to our right of first refusal, and to sell the still beverages to commissaries for delivery to retail outlets in the Legacy Territories where still beverages are consumed on-premises, such as restaurants. The Coca‑Cola Company must pay us certain fees for lost volume, delivery, and taxes in the event of such commissary sales.

Approved alternative route to market projects undertaken by the Company, The Coca‑Cola Company, and other bottlers of Coca‑Cola products would, in some instances, permit delivery of certain products of The Coca‑Cola Company into the territories of almost all bottlers, in exchange for compensation in most circumstances, despite the terms of the beverage agreements making such territories exclusive. Also, under the Still Beverage Agreements for the Legacy Territories, we may not sell other beverages in the same product category.

The Coca‑Cola Company, at its sole discretion, establishes the prices we must pay for the still beverages purchased as finished goods or, in the case of Dasani, the concentrate or finished goods, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca‑Cola products.

Each Still Beverage Agreement for the Legacy Territories has a term of 10 or 15 years and is renewable at our option for an additional 10 years at the end of each term. We intend to renew substantially all of the Still Beverage Agreements as they expire.

Nearly all of our Still Beverage Agreements are subject to amendment, restatement and conversion into a Final CBA pursuant to the Territory Conversion Agreement, as discussed below.

Other Beverage Agreements with The Coca‑Cola Company

We have entered into a distribution agreement with Energy Brands, Inc. (“Energy Brands”), a wholly-owned subsidiary of The Coca‑Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater and smartwater, which are still beverage products. The agreement has a term of 10 years and automatically renews for succeeding 10-year terms, subject to a 12-month non-renewal notification by the Company. The agreement covers most of the Legacy Territories, requires us to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within the Legacy Territories. Nearly all of our agreements with Energy Brands are subject to amendment, restatement and conversion into a Final CBA pursuant to the Territory Conversion Agreement, as discussed below.

In June 2016, we entered into an agreement with The Coca‑Cola Company and CCR which authorizes us to market, promote, distribute and sell glacéau vitaminwater, glacéau smartwater and glacéau vitaminwater zero drops in certain geographic territories including the District of Columbia and portions of Delaware, Maryland and Virginia, beginning on January 1, 2017. This authorization shall remain valid and effective as long as the Company’s authorization to distribute such products in any other portions of its Legacy Territories remains in full force and effect under applicable bottling agreements. Pursuant to the agreement, the Company made a payment to The Coca‑Cola Company of $15.6 million on February 16, 2017, which represented a portion of the total payment made by The Coca‑Cola Company to terminate a distribution arrangement with a prior distributor in this territory.

We also sell Coca‑Cola and other post-mix products of The Coca‑Cola Company on a non-exclusive basis. The Coca‑Cola Company establishes the prices charged to us for its post-mix products. In addition, we produce some products for sale to other Coca‑Cola bottlers and CCR. These sales have lower margins but allow us to achieve higher utilization of our production equipment and facilities.

Beverage Agreements with Other Licensors

We have beverage agreements for the Legacy Territories with Dr Pepper Snapple Group, Inc. for Dr Pepper and Sundrop brands, which are similar to the Cola and Allied Beverage Agreements for the Legacy Territories. These beverage agreements are perpetual in nature but may be terminated by us upon 90 days’ notice. The price for syrup or concentrate is set by the beverage companies from time to time. These beverage agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes, as well as termination for cause provisions. We also sell post-mix products of Dr Pepper Snapple Group, Inc.

We have a distribution agreement with Monster Energy Company which grants us the rights to distribute energy drink products offered, packaged and/or marketed by Monster Energy Company under the primary brand name “Monster” in the same geographic territory the Company services for the distribution of beverage products of The Coca‑Cola Company.

The territories covered by beverage agreements with other licensors for the Legacy Territories are not always aligned with the Legacy Territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these other agreements in the Legacy Territories represented approximately 12%, 13% and 13% of our bottle/can volume to retail customers for each of 2016, 2015 and 2014, respectively.

Beverage Agreements for Expansion Territories

For the Expansion Territories, the Company has rights to market and distribute The Coca‑Cola Company’s nonalcoholic beverages under Comprehensive Beverage Agreements, which do not include the right to produce such beverages. The beverage agreements pertaining to the Expansion Territories are described below under the headings “Beverage Agreements with The Coca‑Cola Company for the Expansion Territories” and “Beverage Agreements with Other Licensors for the Expansion Territories.”

As part of these Expansion Transactions, we have agreed, subject to certain limited exceptions, to refrain until January 1, 2020 from acquiring or developing any line of business inside or outside of our territories governed by a Comprehensive Beverage Agreement or similar agreement without the consent of The Coca-Cola Company, which consent may not be unreasonably withheld.

Beverage Agreements with The Coca‑Cola Company for the Expansion Territories

Each principal asset purchase agreement we entered into for Distribution Territory Expansion Transactions provides for us to:

(a)

purchase from CCR (i) certain rights relating to the distribution, promotion, marketing and sale of certain beverage brands not owned or licensed by The Coca‑Cola Company (“cross-licensed brands”) but then distributed by CCR in the applicable portion of the Expansion Territories and (ii) certain assets related to the distribution, promotion, marketing and sale of both The Coca‑Cola Company brands and cross-licensed brands then distributed by CCR in the applicable portion of the Expansion Territories, and

(b)	assume certain liabilities and obligations of CCR relating to the business acquired.

At each of the closings for the Distribution Territory Expansion Transactions, the Company, CCR and The Coca‑Cola Company have entered into a comprehensive beverage agreement (“Initial CBA”) pursuant to which CCR granted us certain exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products distinguished by the Trademarks, as those terms are defined in the Initial CBAs, in the applicable portion of the Expansion Territories in exchange for us agreeing to make a quarterly sub-bottling payment to CCR on a continuing basis.

As of January 1, 2017, we had recorded a liability of $253.4 million to reflect the estimated fair value of the contingent consideration related to future sub-bottling payments. Each quarter, the liability to reflect the estimated fair value of the contingent consideration related to future sub-bottling payments is adjusted to fair value. See Note 3 and Note 12 to the consolidated financial statements for additional information.

Other than the brands of The Coca‑Cola Company and related products and expressly permitted existing cross-licensed brands sold in an Expansion Territory, each Initial CBA provides that we will not be permitted to produce, manufacture, prepare, package, distribute, sell, deal in or otherwise use or handle any beverages, beverage components or other beverage products in the Expansion Territory unless otherwise consented to by The Coca‑Cola Company.

Under the Initial CBAs, we are obligated, among other things, to:

•	make capital expenditures in our business in the Expansion Territories;
•	buy exclusively from The Coca‑Cola Company (directly or through CCR or another affiliate) or an authorized supplier, all beverage and related products we are authorized to distribute;
•	expend funds for marketing and promoting the beverage and related products we are authorized to distribute; and
•	maintain certain financial capacity in order to be financially able to perform our obligations under the Initial CBAs.

Each Initial CBA has a term of ten years and is automatically renewed for successive additional terms of ten years each unless we give notice to terminate at least one year prior to the expiration of a ten year term. The Initial CBA is subject to customary termination provisions by The Coca‑Cola Company, including the Company’s insolvency, bankruptcy or similar proceedings and cross-default with other beverage agreements.

Pursuant to a territory conversion agreement entered into with CCR and The Coca‑Cola Company in September 2015 (the “Territory Conversion Agreement”), we have agreed, subject to limited exceptions, to amend, restate and convert all of our Cola and Allied Beverage Agreements, Still Beverage Agreements, Initial CBAs and other bottling agreements with The Coca‑Cola Company or CCR that authorize us to produce and/or distribute certain covered beverages defined in the Initial CBAs (excluding any bottling agreements with respect to the greater Lexington, Kentucky territory we received pursuant to the Asset Exchange Transaction) to a new and final form comprehensive beverage agreement (the “Final CBA” and, together with the Initial CBAs, referred to as the “CBAs” or the “Comprehensive Beverage Agreements”) in the future.

The Final CBA is similar to the Initial CBA in many respects, but will include certain modifications and several new business, operational, governance and sale process provisions, including the need to obtain The Coca-Cola Company’s prior approval of a potential purchase of the Company or our aggregate businesses directly and primarily related to the marketing, promotion, distribution and sale of certain beverages of The Coca‑Cola Company. The Coca‑Cola Company will also have the right to terminate the Final CBA in the event of an uncured default by us.

At the time of the conversion of the bottling agreements for the Legacy Territories to the Final CBA, CCR will pay to us a fee in an amount equivalent to 0.5 times the EBITDA we generate from sales in the Legacy Territories of Beverages (as defined in the Final CBA) either (i) owned by The Coca‑Cola Company or licensed to The Coca‑Cola Company and sublicensed to us, or (ii) owned by or licensed to Monster Energy Company on which we pay, and The Coca‑Cola Company receives, a facilitation fee.

Beverage Agreements with Other Licensors for the Expansion Territories

We have a regional master license agreement for the Expansion Territories with Dr Pepper Snapple Group, Inc., for Dr Pepper brands. This agreement is generally similar to our beverage agreements with Dr Pepper Snapple Group, Inc. for the Legacy Territories, except it has a term of ten years, renewable at our option for an additional ten-year term. In addition, we also have the right under our distribution agreement with Monster Energy Company to distribute energy drink products offered, packaged and/or marketed by Monster Energy Company under the primary brand name “Monster” within the Expansion Territories.

Product Supply Arrangements

We have historically had a production arrangement with CCR to buy and sell finished products at cost. In the Distribution Territory Expansion Transactions, we continue to have, with certain exceptions, an agreement to purchase finished beverage products from CCR’s manufacturing facilities servicing customers in certain Expansion Territories at a cost-based price, subject to adjustment in accordance with our current incidence-based pricing agreement with The Coca‑Cola Company described above, as applicable to the Expansion Territory. Under certain exceptions, we may produce finished goods for our own distribution in an Expansion Territory.

Regional Manufacturing Agreements with The Coca‑Cola Company for the Expansion Territories

In 2016, the Company acquired Regional Manufacturing Facilities in Sandston, Virginia and Baltimore and Silver Spring, Maryland pursuant to the October 2015 APA. We are now authorized to manufacture beverages bearing trademarks of The Coca‑Cola Company using cold-fill technology at these Regional Manufacturing Facilities pursuant to an Initial Regional Manufacturing Agreement (“Initial RMA”). The Initial RMA refers to those beverages as “Authorized Covered Beverages.”

Subject to the right of The Coca‑Cola Company to terminate the Initial RMA in the event of an uncured default by the Company, the Initial RMA has a term that continues for the duration of the term of our CBAs with The Coca‑Cola Company and CCR. Other than Authorized Covered Beverages, certain cross-licensed brands we are permitted to distribute under our CBAs, and certain other expressly permitted existing cross-licensed brands, the Initial RMA prohibits us from manufacturing any Beverages, Beverage Components (as such terms are defined in the form of the Initial RMA) or other beverage products at the Regional Manufacturing Facilities unless otherwise consented to by The Coca‑Cola Company.

Pursuant to its terms, each Initial RMA will be amended, restated and converted into a final form of regional manufacturing agreement (“Final RMA”) concurrent with the conversion of our bottling agreements to the Final CBA under the Territory Conversion Agreement. Under the Final RMA, our aggregate business directly and primarily related to the manufacture of Authorized Covered Beverages, permitted third party beverage products and other beverages and beverage products of The Coca‑Cola Company will be subject to the same agreed upon sale process provisions included in the Final CBA, including the need to obtain The Coca‑Cola Company’s prior approval of a potential purchaser of such manufacturing business. The Coca‑Cola Company will have the right to terminate the Final RMA in the event of an uncured default by us. The Final RMA also will be subject to termination by The Coca‑Cola Company in the event of an uncured default by us under the Final CBA or under the NPSG Governance Agreement.

Markets Served and Production and Distribution Facilities

As of January 1, 2017, we currently hold bottling rights in the Legacy Territories and Expansion Territories from The Coca‑Cola Company covering 10 principal geographic markets and a total population of approximately 41.1 million. Certain information regarding each of these markets follows:

Geographic Region	Region Includes	Approximate Regional Population	Production / Distribution Facility in Region	Number of Sales Distribution Facilities in Region
North Carolina	The majority of North Carolina, including Charlotte, Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Elizabeth City and the surrounding areas.	10.0 million	Charlotte, NC	12
South Carolina	The majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas.	4.0 million	None	6
Southern Alabama / Mississippi	A portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi.	1.0 million	Mobile, AL	4
Georgia / Florida / Eastern Alabama	A small portion of eastern Alabama, a portion of southwestern Georgia, including Columbus and surrounding areas, and a portion of the Florida Panhandle.	1.2 million	None	4
Tennessee / Northwest Alabama	A significant portion of central and eastern Tennessee, including Nashville, Johnson City, Morristown, Knoxville, Cleveland, Cookeville and surrounding areas and a small portion of northwest Alabama.	4.4 million	Nashville, TN	7
Virginia	Most of the state of Virginia, including Roanoke, Norfolk, Staunton, Alexandria, Richmond, Yorktown, Fredericksburg and surrounding areas.	8.2 million	Roanoke, VA and Sandston, VA	9
Maryland / District of Columbia / Delaware	The entire state of Maryland, including Easton, Salisbury, Capitol Heights, La Plata, Baltimore, Hagerstown, Cumberland and surrounding areas and most of the state of Delaware.	2.3 million	Baltimore, MD and Silver Spring, MD	7
West Virginia / Pennsylvania	Most of the state of West Virginia and a portion of southwestern Pennsylvania.	1.4 million	None	8
Kentucky / Indiana / Illinois	A significant portion of Kentucky, including Lexington, Louisville, Paducah, Pikeville, Louisa and surrounding areas, a portion of southern Indiana, including Evansville, and a portion of southeastern Illinois.	5.0 million	None	5
Ohio	A significant portion of Ohio, including Cincinnati, Dayton, Lima, Portsmouth and surrounding areas.	3.6 million	Cincinnati, OH	4
Total		41.1 million	8	66

During 2016, the Company entered into two non-binding letters of intent with The Coca‑Cola Company, the February 2016 LOI and the CCR June 2016 LOI, to provide exclusive distribution rights for the Company in the following major markets: Akron, Elyria, Toledo, Willoughby, and Youngstown County, Ohio; Little Rock, West Memphis and southern Arkansas; Memphis, Tennessee, and Louisa, Kentucky.

The Company has entered into a non-binding letter of intent with United, the United June 2016 LOI, through which United would transfer exclusive rights and associated distribution assets and working capital in certain territory in and around Spartanburg and

Bluffton, South Carolina, currently served by United’s distribution centers located in Spartanburg, South Carolina and Savannah, Georgia, in exchange for certain territory in south-central Tennessee, northwest Alabama and northwest Florida currently served by the Company’s distribution centers located in Florence, Alabama and Panama City, Florida.

The Company is also a shareholder in South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through June 2024. SAC is located in Bishopville, South Carolina, and the Company utilizes a portion of the production capacity from the Bishopville production facility.

Raw Materials

In addition to concentrates purchased from The Coca-Cola Company and other beverage companies for use in our beverage manufacturing, we also purchase sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials, as well as equipment for the production, distribution and marketing of nonalcoholic beverages.

We purchase substantially all of our plastic bottles, including the 12-ounce, 16-ounce, 20-ounce, 24-ounce, half-liter, 1-liter, 1.25-liter, 2-liter, 253 ml and 300 ml sizes, from manufacturing plants owned and operated by Southeastern Container and Western Container, two entities owned by various Coca-Cola bottlers, including the Company. We currently obtain all of our aluminum cans, including the 7.5-ounce, 12-ounce and 16-ounce sizes, from two domestic suppliers. None of the materials or supplies we use are currently in short supply.

Along with all other Coca-Cola bottlers in the United States, we are a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 to facilitate various procurement functions and the distribution of beverage products of The Coca-Cola Company with the intent of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of our raw materials, excluding concentrate.

We are exposed to price risk on commodities such as aluminum, corn, PET resin (a petroleum-based product), and fuel which affects the cost of raw materials used in the production of finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, we are exposed to commodity price risk on oil, which impacts our cost of fuel used in the movement and delivery of our products. We participate in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company. In addition, no limit is placed on the price The Coca‑Cola Company and other beverage companies can charge for concentrate.

Customers and Marketing

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2016, approximately 66% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers was sold for immediate consumption. All the Company’s beverage sales were to customers in the United States. The Company records delivery fees in net sales, which are used to offset a portion of the Company’s delivery and handling costs.

The following table summarizes the percentage of our total bottle/can volume and the percentage of our total net sales, which are all included in the Nonalcoholic Beverages operating segment, attributed to our largest customers:

	Fiscal Year
Customer	2016	2015
Wal-Mart Stores, Inc.
Approximate percent of the Company's total Bottle/can volume	20%	22%
Approximate percent of the Company's total Net sales	14%	15%

Food Lion, LLC
Approximate percent of the Company's total Bottle/can volume	8%	7%
Approximate percent of the Company's total Net sales	5%	5%

The Kroger Company
Approximate percent of the Company's total Bottle/can volume	6%	6%
Approximate percent of the Company's total Net sales	5%	5%

The loss of Wal-Mart Stores, Inc., Food Lion, LLC or The Kroger Company as a customer could have a material adverse effect on the operating and financial results of the Company.

New product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required and are expected to continue to require substantial expenditures. Recent product introductions from the Company and The Coca‑Cola Company include new flavor varieties within certain brands such as Fanta Sparkling Fruit, Minute Maid Refreshment, Monster, Dasani Drops, NOS, and Dasani Sparkling. New packaging introductions over the last several years include the 253 ml bottle, the 1.25-liter bottle, the 7.5-ounce sleek can, the 2-liter contour bottle for Coca‑Cola products, and the 16-ounce bottle/24-ounce bottle package.

We sell our products primarily in non-refillable bottles and cans, in varying proportions from market to market. For example, there may be as many as 29 different packages for Diet Coke within a single geographic area. Bottle/can volume to retail customers during 2016 was approximately 64% bottles and 36% cans.

Advertising in various media outlets, primarily television and radio, is relied upon extensively in the marketing of our products. The Coca‑Cola Company, Monster Energy Company and Dr Pepper Snapple Group, Inc. (collectively, the “Beverage Companies”) make substantial expenditures on advertising programs in the Legacy Territories and Expansion Territories from which we have benefited. Although the Beverage Companies have provided us with marketing funding support in the past, our bottling agreements generally do not obligate the Beverages Companies to do so. Any significant curtailment of marketing funding support provided by the Beverage Companies for marketing programs which benefit us could have a material adverse effect on our operating and financial results.

In addition, we expend substantial funds on our own behalf for extensive local sales promotions of our products. Historically, these expenses have been partially offset by marketing funding support provided to us by the Beverage Companies in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. The funds we expend for marketing and merchandising programs are considered necessary to maintain or increase revenue.

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support communities is an essential component to the success of our brand. In 2016, the Company made cash donations of approximately $8.4 million to various charities and donor-advised funds in light of the Company’s financial performance, expanded distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years subject to the Company’s financial performance and other business factors.

Seasonality

Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters of the fiscal year. Sales volume can also be impacted by weather conditions. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality. We have, and believe CCR and other bottlers from whom we purchase finished goods have, adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. See “Item 2. Properties” for information relating to utilization of our production facilities.

Competition

The nonalcoholic beverage market is highly competitive. Competitive products include nonalcoholic sparkling beverages and still beverages, which are noncarbonated beverages such as bottled water, energy drinks, tea, ready to drink coffee, enhanced water, juices and sports drinks. Our competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers and distributors of private label beverages. Our principal competitors include local bottlers of Pepsi-Cola and, in some regions, local bottlers of Dr Pepper, Royal Crown and/or 7‑Up products.

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

Government Regulation

Our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, content, quality and safety of our products, occupational health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies of the United States.

As a manufacturer, distributor and seller of beverage products of The Coca‑Cola Company and other soft drink manufacturers in exclusive territories, we are subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers, such as us, may have an exclusive right to manufacture, distribute and sell a soft drink product in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. We believe such competition exists in each of the exclusive geographic territories in the United States in which we operate.

We are required to comply with a variety of U.S. laws and regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Motor Carrier Safety Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act; and laws regulating the sale of certain of our products in schools.

In response to the growing health, nutrition and obesity concerns of today’s youth, a number of states have regulations restricting the sale of soft drinks and other foods in schools, particularly elementary, middle and high schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. Restrictive legislation, if widely enacted, could have an adverse impact on our products, image and reputation.

Most beverage products sold by the Company are classified as food or food products and are therefore eligible for purchase using supplemental nutrition assistance (“SNAP”) benefits by consumers purchasing them for home consumption. Energy drinks with a Nutrition Facts label are classified as food and are eligible for purchase for home consumption using SNAP benefits, whereas energy drinks classified as a supplement by the United States Food and Drug Administration are not. Regulators may restrict the use of benefit programs, including SNAP, to purchase certain beverages and foods.

Certain jurisdictions in which our products are sold have either imposed, or are considering imposing, taxes, labeling requirements or other limitations on, or regulations pertaining to, the sale of certain of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the production of our products, including certain of our products that contain added sugars or sodium, exceed a specified caloric content, or include specified ingredients such as caffeine. We cannot predict whether any such legislation will be enacted.

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers in an attempt to reduce solid waste and litter. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future. We are currently not impacted by this type of proposed legislation.

We are also subject to national and local environmental laws, including laws related to water consumption and treatment, wastewater discharge and air emissions. Our facilities must comply with the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, storage, release and disposal of wastes generated on-site and sent to third-party owned and operated off-site licensed facilities.

Environmental Remediation

We do not currently have any material capital expenditure commitments for environmental compliance or environmental remediation for any of our properties. We do not believe compliance with enacted or adopted federal, state and local provisions pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material impact on our consolidated financial statements or our competitive position.

Employees

As of January 1, 2017, we had approximately 13,200 employees, of which approximately 11,300 were full-time and 1,900 were part-time. Approximately 9% of our labor force is covered by collective bargaining agreements.

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

The inability of the Company to successfully integrate the operations and employees acquired in the Expansion Transactions and in any future Expansion Transactions into existing operations could adversely affect the Company’s business, culture or results of operations.

The Company is engaged in a multi-year series of transactions through which it is acquiring distribution territories and manufacturing facilities from Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company. Through these acquisitions and additional resources needed to support the Company’s growth, the number of employees has grown to more than 13,100 as of January 1, 2017 from 6,500 as of February 1, 2013.

There are many risks faced by the Company as it continues to acquire new workforces in new geographic areas. The Company must comply with local laws, including employment laws, for the new geographic areas in which it is expanding its business. The Company must ensure it has proper staffing with the availability and knowledge to support the volume of acquired employees and transactions. Also, the Company must devote resources to communicate its culture and to integrate new employees from previous employers’ culture to the Company’s culture. The inability to support the volume of employees and the inability to successfully integrate employees to one common culture could have an adverse impact on the Company’s business.

The Company faces additional risk in its ability to successfully combine the Company’s existing business with the acquired distribution territories and manufacturing facilities. It must integrate production, distribution, sales and administrative support activities and information technology systems between the Legacy Territories and the Expansion Territories. It must also conform standards, controls, including internal controls over financial reporting, environmental compliance and health and safety compliance, procedures and policies between the Legacy Territories and the Expansion Territories.

The completed Expansion Transactions and any future expansion transactions involve certain other financial and business risks. The Company may not realize a satisfactory return, including economic benefit and productivity levels, on the Company’s investment. The Company’s assumptions for potential growth, synergies or cost savings at the time of the Expansion Transactions may prove to be incorrect. Also, the Expansion Transactions could divert the attention of key members of the Company’s management and other available resources from its existing business in the Legacy Territories and previously acquired Expansion Territories.

Sustained increases in the costs of labor and employment matters, for current, future and retired employees, could have an adverse effect on the Company’s profitability.

The Company uses various insurance structures to manage costs related to workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance as a risk reduction strategy to minimize catastrophic losses from claims. Losses are accrued using assumptions and procedures followed in the insurance industry, then adjusted for company-specific history and expectations. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, which could reduce the profitability of the Company’s operations.

The Company’s profitability is substantially affected by the cost of pension retirement benefits, postretirement medical benefits and current employees’ medical benefits. Macro-economic factors beyond the Company’s control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities could result in significant increases in these costs for the Company. Also, the acquisition of Expansion Territories and employees, including integrating programs in the Expansion Territories, requires additional costs and resources. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, which could reduce the profitability of the Company’s operations.

As the Company’s workforce grows, it faces additional risk for employment-related claims and assessments. In addition, workplace safety programs must be expanded to cover a larger workforce.

Miscalculation of the Company’s need for infrastructure investment could impact the Company’s financial results in both the Company’s Legacy and Expansion Territories and any future expansion territories.

Significant changes from the Company’s expected returns on cold drink equipment, fleet, technology and supply chain infrastructure investments could adversely affect the Company’s consolidated financial results. Projected requirements of the Company’s infrastructure investments in the Company’s Legacy Territories, Expansion Territories and any future expansion territories may differ from actual levels if the Company’s volume growth is not as the Company anticipates. The Company’s infrastructure investments are generally long-term in nature; therefore, it is possible the investments made today may not generate the returns expected by the Company as a result of future changes in the marketplace.

Technology failures or cyberattacks on the Company’s systems could disrupt the Company’s operations and negatively impact the Company’s business.

The Company depends heavily upon the efficient operation of technological resources. A failure in information technology systems or controls could negatively impact operations. In addition, the Company continuously upgrades and updates current technology or installs new technology. The inability to implement upgrades, updates, or installations in a timely manner, to train employees effectively in the use of technology, or to obtain the anticipated benefits of the Company’s technology could adversely impact results of operations or profitability.

The Company is a member of CONA Services LLC (“CONA”) and party to a Master Services Agreement with CONA, pursuant to which the Company is an authorized user of the Coke One North America system (the “CONA System”), which is a uniform information technology system developed to promote operational efficiency and uniformity among all North American Coca‑Cola bottlers. The Company is in process of transitioning Legacy Territories and Expansion Territories to the CONA System. The Company believes it has taken the necessary steps to mitigate risk associated with a phased cut-over to the CONA System, including a comprehensive review of internal controls, extensive employee training, and additional verifications and testing to ensure data integrity. There is additional risk involved with the CONA System as the Company relies on The Coca‑Cola Company to resolve technology issues and is limited in its authority and ability to resolve errors or make changes to the software.

The Company increasingly relies on information technology systems to process, transmit and store electronic information. For example, the Company’s production and distribution facilities, inventory management and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communication between personnel, customers and suppliers depends on information technology. Like most companies, the Company’s information technology systems may be vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. The Company may also experience difficulties integrating systems from Expansion Territories with those in its Legacy Territories. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company’s risk to these vulnerabilities, however these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted.

Changes in public and consumer preferences related to nonalcoholic beverages, including concerns related to obesity and health concerns, as well as perception of artificial ingredients, could reduce demand for the Company’s products and reduce profitability.

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of the Company’s business depends in large measure on working with the Beverage Companies, and the Company is reliant upon The Coca‑Cola Company and other beverage companies’ product innovations to meet the changing preferences of the broad consumer market. Failure to satisfy changing consumer preferences could adversely affect the profitability of the Company’s business.

The Company’s success also depends in large part on its ability to maintain consumer confidence in the safety and quality of all its products. The Company has rigorous product safety and quality standards. However, if beverage products taken to market are or become contaminated or adulterated, the Company may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which would cause its business to suffer.

Health and wellness trends over the past several years have resulted in a shift from sugar sparkling beverages to diet sparkling beverages, tea, sports drinks, enhanced water and bottled water. Consumers, public health officials, public health advocates and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”) and other federal, state and local health agencies.

In addition, regulatory actions, activities by nongovernmental organizations and public debate and concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners, may erode consumers’ confidence in the safety and quality of the Company’s products, whether or not justified, and could result in additional governmental regulations concerning the production, marketing, labeling or availability of the Company’s products, possible new taxes or negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry, all of which could damage the reputation of the Company’s products and may reduce demand for the Company’s products, which could adversely affect the Company’s profitability.

Changes in the Company’s top customer relationships and marketing strategies could impact volume and revenues.

The Company faces concentration risks related to a few customers comprising a large portion of the Company’s annual sales volume and net revenue. The Company’s results of operations could be adversely affected if revenue from one or more of these significant customers is significantly reduced or if the cost of complying with the customers’ demands is significant. Additionally, if receivables from one or more of these significant customers become uncollectible, the Company’s results of operations may be adversely impacted.

The Company’s largest customers, Wal-Mart Stores, Inc., Food Lion, LLC and The Kroger Company accounted for approximately 34% of the Company’s 2016 bottle/can volume to retail customers and approximately 24% of the Company’s 2016 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks to maintain the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Wal-Mart Stores, Inc., Food Lion, LLC or The Kroger Company as a customer could have a material adverse effect on the operating and financial results of the Company.

The Company’s revenue is affected by promotion of the Company’s products by significant customers, such as the customers creating in-store displays or promoting the Company’s products in their weekly circulars. If the Company’s significant customers change the manner in which they market or promote the Company’s products, or if the marketing efforts by significant customers become ineffective, the Company’s volume and revenue could be adversely impacted.

The Company may not be able to respond successfully to changes in the marketplace.

The Company operates in the highly competitive nonalcoholic beverage industry and faces strong competition from other general and specialty beverage companies. The Company’s response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of the Company’s products. The Company’s ability to gain or maintain the Company’s share of sales or gross margins may be limited by the actions of the Company’s competitors, which may have advantages in setting prices due to lower raw material costs. Competitive pressures in the markets in which the Company operates may cause channel and product mix to shift away from more profitable channels and packages. If the Company is unable to maintain or increase volume in higher-margin products and in packages sold through higher-margin channels such as immediate consumption, pricing and gross margins could be adversely affected. The Company’s efforts to improve pricing may result in lower than expected sales volume.

The Company’s financial condition can be impacted by the stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or economic slowdown in the geographic markets in which the Company does business, may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectibility of certain accounts. Each of these factors could adversely affect the Company’s overall financial condition and operating results.

The Company’s capital structure, including its cash positions and debt borrowing capacity with banks or other financial institutions, exposes it to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of the Company’s counterparties were to become insolvent or file for bankruptcy, the Company’s ability to recover losses incurred as a result of default or to retrieve assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. The Company’s results of operations and financial condition could be negatively impacted by an event of default by or failure of one or more of its counterparties.

The Company’s business and results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials and other supplies.

In recent years, there has been consolidation among suppliers of certain of the Company’s raw materials, which could have an adverse effect on the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively small in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials.

The Company currently obtains all aluminum cans from two domestic suppliers and all plastic bottles from two domestic cooperatives. The inability of these aluminum can or plastic bottle suppliers to meet the Company’s requirements for containers could result in the Company not being able to fulfill customer orders and production demand until alternative sources of supply are located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the aluminum can or plastic bottle suppliers to meet the Company’s purchase requirements could negatively impact inventory levels, customer confidence and results of operations, including sales levels and profitability.

Raw material costs, including the costs for plastic bottles, aluminum cans and high fructose corn syrup, have historically been subject to significant price volatility and may continue to be in the future. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

The reliance on purchased finished goods from external sources could have an adverse impact on the Company’s profitability.

The Company does not manufacture and does not plan to manufacture all products it distributes and, therefore, remains reliant on purchased finished goods from external sources. As a result, the Company is subject to incremental risk including, but not limited to, product quality and availability, price variability and production capacity shortfalls for externally purchased finished goods, which could have an impact on the Company’s profitability.

The decisions made by the National Product Supply Group (the “NPSG”) may be different than decisions that would have been made by the Company individually.

The NPSG was created in October 2015, and consists of The Coca‑Cola Company, the Company and other RPBs in The Coca‑Cola Company’s national product supply system. The Coca‑Cola Company and each member RPB has a representative on the governing board (the “NPSG Board”). As of January 2017, the NPSG Board consisted of The Coca‑Cola‑Company, the Company and five other RPBs, including CCR. Pursuant to the NPSG Governance Agreement, the Company has agreed to abide by decisions made by the NPSG Board, which include decisions regarding strategic investment and divestment, optimal national product supply sourcing and new product or packaging infrastructure planning. Even though the Company has a representative on the NPSG Board, the Company will not exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company and may require the Company to make investments in its manufacturing assets consistent with the NPSG Governance Agreement.

Decreases from historic levels of marketing funding provided to the Company from The Coca‑Cola Company and other beverage companies could reduce the Company’s profitability.

The Coca‑Cola Company and other beverage companies have historically provided financial support to the Company through marketing funding. In 2016, the Company received $99.4 million in marketing funding. While the Company does not believe there will be significant changes to the amount of marketing funding support by the beverage companies, there can be no assurance the historic levels will continue. Material changes in the marketing funding programs’ performance requirements, decreases in the level of marketing funding provided or the Company’s inability to meet the performance requirements for marketing funding could adversely affect the Company’s profitability.

Changes in The Coca-Cola Company’s and other beverage companies’ levels of external advertising, marketing spending and product innovation could reduce the Company’s sales volume.

The Coca-Cola Company and other beverage companies have their own external advertising campaigns, marketing spending and product innovation programs, which directly impact the Company’s operations. Decreases in marketing, advertising and product innovation spending by the Beverage Companies, or Beverage Company campaigns that are negatively perceived by the public, could adversely impact the volume growth and profitability of the Company. While the Company does not believe there will be significant changes in the level of external advertising and marketing spending by the Beverage Companies, there can be no assurance historic levels will continue. The Company’s volume growth is also dependent on product innovation by the Beverage Companies, especially The Coca-Cola Company.

The Company’s inability to meet requirements under its beverage agreements could result in the loss of distribution rights.

Approximately 90% of the Company’s bottle/can volume to retail customers in 2016 consisted of products of The Coca‑Cola Company, which is the sole supplier of these products or the concentrates and syrups required to manufacture these products. The Company enters into CBAs and other beverage agreements with The Coca‑Cola Company, which authorize the Company to produce and/or distribute the covered beverages defined in these beverage agreements. The Company must satisfy various requirements under its beverage agreements and failure to satisfy these requirements could result in the loss of distribution rights for the respective products under one or more of these beverage agreements. The occurrence of other events defined in these agreements could also result in the termination of one or more beverage agreements.

Changes in the Company’s level of debt, borrowing costs and credit ratings could impact access to capital and credit markets, restrict the Company’s operating flexibility and limit the Company’s ability to obtain additional financing to fund future needs.

As of January 1, 2017, the Company had $956.0 million of debt and capital lease obligations. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact the Company’s operations by:

•

Limiting the Company’s ability and/or increasing the cost to obtain funding for working capital, capital expenditures and other general corporate purposes, including funding the cash purchase price of future territory expansions;

•	Increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and
•

Exposing the Company to a risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

The Company’s Revolving Credit Facility, Term Loan Facility and pension and postretirement medical benefits are subject to changes in interest rates. If interest rates increase in the future, the Company’s borrowing cost could increase, which could result in a reduction of the Company’s overall profitability and limit the Company’s ability to spend in other areas. A decline in interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and increase the overall liability.

The Company’s credit rating could be significantly impacted by changes in the methodologies used by rating agencies to assess the Company’s credit rating and by changes in the credit ratings of The Coca‑Cola Company. A lower credit rating could significantly increase the Company’s interest costs or could have an adverse effect on the Company’s ability to obtain additional financing at acceptable interest rates or to refinance existing debt.

Changes in the inputs used to calculate the Company’s acquisition related contingent consideration liability could have a material adverse impact on the Company’s financial results.

The acquisition related contingent consideration liability, which was $253.4 million as of January 1, 2017, consists of the estimated amounts due to The Coca‑Cola Company under the CBAs over the remaining useful life of the related distribution rights. Changes in business conditions or other events could materially change both the projection of future cash flows and the discount rate used in the calculation of the fair value of contingent consideration under the CBAs. These changes could materially impact the fair value of the related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Changes in tax laws, disagreements with tax authorities or additional tax liabilities could have a material adverse impact on the Company’s financial results.

The Company is subject to income taxes within the United States. The Company’s annual income tax rate is based upon the Company’s income and the federal tax laws and the various state and local tax laws within the jurisdictions in which the Company operates. Increases in federal, state or local income tax rates and changes in federal, state or local tax laws could have a material adverse impact on the Company’s financial results.

Excise or other taxes imposed on the sale of certain of the Company’s products by the federal government and certain state and local governments, particularly if the taxes were incorporated into shelf prices and passed along to consumers, could cause consumers to shift away from purchasing products of the Company, which could materially affect the Company’s business and financial results.

In addition, an assessment of additional taxes resulting from audits of the Company’s tax filings could have an adverse impact on the Company’s profitability, cash flows and financial condition.

Issues surrounding labor relations could adversely impact the Company’s future profitability and/or its operating efficiency.

Approximately 9% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency.

In addition, as the Company has acquired the Expansion Territories, it has become engaged with new and different labor unions than those with which it has historically interacted. Terms and conditions of the new labor union agreements could result in delays of closings for new Expansion Territories and also increases the Company’s exposure to work interruptions or stoppages, as an increased percentage of its workforce is covered by collective bargaining agreements.

Natural disasters, changing weather patterns and unfavorable weather could negatively impact the Company’s future profitability.

Natural disasters or unfavorable weather conditions in the geographic regions in which the Company operates could have an adverse impact on the Company’s revenue and profitability. For instance, unusually cold or rainy weather during the summer months may have a temporary effect on the demand for the Company’s products and contribute to lower sales, which could adversely affect the Company’s profitability for such periods. Prolonged drought conditions could lead to restrictions on water use, which could adversely affect the Company’s cost and ability to manufacture and distribute products.

Changing weather patterns, along with the increased frequency or duration of extreme weather and climate events could impact some of the Company’s facilities or the availability and cost of key raw materials used by the Company in production. In addition, legislative and regulatory initiatives proposed by the United States Environmental Protection Agency could directly or indirectly affect the Company’s production, distribution and packaging, the cost of raw materials, fuel, ingredients and water, which would impact the Company’s profitability.

Increases in fuel prices or the inability of the Company to secure adequate supplies of fuel could have an adverse impact on the Company’s profitability.

The Company uses significant amounts of fuel for its delivery fleet and other vehicles used in the distribution of its products. International or domestic geopolitical or other events could impact the supply and cost of fuel and could impact the timely delivery of the Company’s products to its customers. Although the Company strives to reduce fuel consumption and uses commodity hedges to manage the Company’s fuel costs, there can be no assurance the Company will succeed in limiting the impact of fuel price volatility on the Company’s business or future cost increases, which could reduce the profitability of the Company’s operations.

Significant additional labeling or warning requirements may inhibit sales of affected products.

The FDA occasionally proposes major changes to the nutrition labels required on all packaged foods and beverages, including those for most of the Company’s products. If the proposed changes are adopted, the Company and its competitors will be required to overhaul nutrition labels, including updating serving sizes, information about total calories in a beverage product container and information about any added sugars or nutrients. Pervasive nutrition label changes could increase the Company’s costs and could inhibit sales of one or more of the Company’s major products.

Provisions in the Final CBA and the Final RMA with The Coca‑Cola Company could delay or prevent a change in control of the Company.

Provisions in the Final CBA and the Final RMA require the Company to obtain The Coca‑Cola Company’s prior approval of a potential buyer of the Company’s Coca‑Cola distribution or manufacturing related businesses, which could delay or prevent a change in control of the Company or the ability of the Company to sell such businesses. The Company can obtain a list of approved third-party buyers from The Coca‑Cola Company annually. In addition, the Company can seek buyer-specific approval from The Coca‑Cola Company upon receipt of a third party offer to purchase the Company or its Coca‑Cola related business.

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

As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price and limits other stockholders’ ability to influence corporate matters, which could result in the Company making decisions that stockholders outside the Harrison family may not view as beneficial.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 26, 2017, the principal properties of the Company include its corporate headquarters, 8 production/distribution facilities and 71 sales distribution centers. The Company owns 6 production/distribution facilities and 59 sales distribution centers, and leases its corporate headquarters, 2 production/distribution facilities, 12 sales distribution centers and 5 additional storage warehouses.

Facility Type	Location	Square Feet	Lease/ Own	Lease Expiration	2016 Rent (in millions)
Corporate headquarters(1)(3)	Charlotte, NC	175,000	Lease	2021	$4.3
Customer Center	Charlotte, NC	71,000	Lease	2030	$0.3
Distribution Center	Greenville, SC	57,000	Lease	2018	$0.8
Distribution Center	Baltimore, MD	290,000	Lease	2025	$1.3
Distribution Center	La Vergne, TN	220,000	Lease	2026	$0.7
Distribution Center	Clayton, NC	233,000	Lease	2026	$1.1
Distribution Center	Charleston, SC	50,000	Lease	2027	$0.3
Distribution Center	Louisville, KY	300,000	Lease	2029	$1.3
Distribution Center	Cleveland, TN	75,000	Lease	2030	$0.2
Distribution Center	Columbus, GA	132,000	Own	N/A	N/A
Distribution Center	Knoxville, TN	153,000	Own	N/A	N/A
Distribution Center	Norfolk, VA	158,000	Own	N/A	N/A
Distribution Center	Lexington, KY	171,000	Own	N/A	N/A
Production Center	Baltimore, MD	158,000	Own	N/A	N/A
Production Center	Silver Spring, MD	104,000	Own	N/A	N/A
Production Center	Mobile, AL	271,000	Own	N/A	N/A
Production Center	Roanoke, VA	316,000	Own	N/A	N/A
Production/ Distribution Combination Center(2)(3)	Charlotte, NC	647,000	Lease	2020	$4.0
Production/ Distribution Combination Center	Nashville, TN	330,000	Lease	2024	$0.5
Production/ Distribution Combination Center	Sandston, VA	319,000	Own	N/A	N/A
Production/ Distribution Combination Center	Cincinnati, OH	368,000	Own	N/A	N/A
Warehouse	Charlotte, NC	367,000	Lease	2022	$0.9
Warehouse	Roanoke, VA	111,000	Lease	2025	$0.8
Warehouse	Bishopville, SC	100,000	Lease	2026	$0.2

(1)	Includes two adjacent buildings totaling 175,000 square feet.
(2)	Includes a 542,000 square foot production center and adjacent 105,000 square foot distribution center.
(3)	The leases under these facilities are with a related party.

The Company currently has sufficient production capacity to meet its operational requirements. The approximate percentage utilization of the Company's production facilities, which fluctuates with the seasonality of the business, as of January 1, 2017, is indicated below:

Location	Utilization*
Silver Spring, Maryland	78%
Charlotte, North Carolina	77%
Nashville, Tennessee	77%
Roanoke, Virginia	73%
Cincinnati, Ohio	71%
Mobile, Alabama	64%
Sandston, Virginia	64%
Baltimore, Maryland	54%

*	NOTE: Estimated 2017 production divided by capacity, based on operations of 6 days per week and 20 hours per day.

In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 26, 2017, was as follows:

Location	Number of Facilities
North Carolina	12
South Carolina	6
Southern Alabama / Mississippi	4
Georgia / Florida / Eastern Alabama	4
Tennessee / Northwest Alabama	7
Virginia	9
Maryland / District of Columbia / Delaware	7
West Virginia / Pennsylvania	8
Kentucky / Indiana / Illinois	5
Ohio	4
Indiana(1)	5
Total number of sales distribution facilities	71

(1)	Includes distribution facilities acquired by the Company on January 27, 2017 and located in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana.

The Company's facilities are all in good condition and are adequate for the Company's operations as presently conducted.

As of February 26, 2017, the Company owned and operated approximately 3,500 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,400 were route delivery trucks. In addition, the Company owned approximately 426,000 beverage dispensing and vending machines for the sale of the Company’s products in the Company’s bottling territories as of February 26, 2017.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Company

The following information is provided with respect to each of the executive officers of the Company as of February 26, 2017.

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	62
Henry W. Flint	President and Chief Operating Officer	62
William J. Billiard	Vice President, Chief Accounting Officer	50
Robert G. Chambless	Executive Vice President, Franchise Strategy and Operations	51
Clifford M. Deal, III	Senior Vice President and Chief Financial Officer	55
Morgan H. Everett	Vice President	35
E. Beauregarde Fisher III	Executive Vice President, General Counsel	48
James E. Harris	Executive Vice President, Business Transformation	54
Umesh M. Kasbekar	Vice Chairman of the Board of Directors and Secretary	59
David M. Katz	Executive Vice President, Human Resources, Product Supply and Culture & Stewardship	48
Kimberly A. Kuo	Senior Vice President, Public Affairs, Communications and Communities	46

Mr. J. Frank Harrison, III, was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has also served as a Division Sales Manager and as a Vice President.

Mr. Henry W. Flint was appointed President and Chief Operating Officer in August 2012. He has served as a Director of the Company since April 2007. Previously, he was Vice Chairman of the Board of Directors of the Company, a position he held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P., with which he was associated from 1980 to 2004.

Mr. William J. Billiard was appointed Chief Accounting Officer in February 2006. In addition to his role as Chief Accounting Officer, he has also served as Vice President, Controller from February 2006 to November 2010, Vice President, Operations Finance from November 2010 to June 2013 and Vice President, Corporate Controller from June 2013 to November 2014. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001.

Mr. Robert G. Chambless was appointed Executive Vice President, Franchise Strategy and Operations in April 2016. Prior to this, he served in various positions within the Company, including Senior Vice President, Sales, Field Operations and Marketing (from August 2010 to March 2016), Senior Vice President, Sales (from June 2008 to July 2010), Vice President - Franchise Sales (from 2003 to 2008), Region Sales Manager for the Company’s Southern Division (from 2000 to 2003) and Sales Manager in the Company’s Columbia, South Carolina branch (from 1997 to 2000). He has served the Company in several other positions prior to 1997 and was first employed by the Company in 1986.

Mr. Clifford M. Deal, III, was appointed Senior Vice President and Chief Financial Officer in April 2016. Prior to this, he served in various positions within the Company including Vice President and Treasurer (from June 1999 to March 2016), Director of Compensation and Benefits (from October 1997 to May 1999), Corporate Benefits Manager (from December 1995 to September 1997) and Manager of Tax Accounting (November 1993 to November 1995). He worked for PricewaterhouseCoopers LLP prior to joining the Company in 1993.

Ms. Morgan H. Everett was appointed Vice President in January 2016. Prior to that, she was the Community Relations Director of the Company, a position she held from January 2009 to December 2015. She has been an employee of the Company since October 2004.

Mr. E. Beauregarde Fisher III, joined the Company and was appointed Executive Vice President, General Counsel in February 2017. Before joining the Company, he was a partner with the law firm of Moore & Van Allen, PLLC where he served on the firm’s management committee and chaired its business law practice group. He was associated with the firm from 1998 to 2017 and concentrated his practice on mergers and acquisitions, corporate governance and general corporate matters. From 2011 to 2017, he served as the Company’s outside corporate counsel.

Mr. James E. Harris was appointed Executive Vice President, Business Transformation in April 2016 after serving as Senior Vice President, Shared Services and Chief Financial Officer since January 2008. He served as a Director of the Company from August 2003 until January 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999, he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

Mr. Umesh M. Kasbekar was appointed Vice Chairman of the Board of Directors in January 2016 and is Secretary of the Company, a position he has held since August 2012. Previously he was Senior Vice President, Planning and Administration, a position he held since June 2005. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

Mr. David M. Katz was appointed Executive Vice President, Human Resources, Product Supply and Culture & Stewardship in April 2016. Previously, he served as Senior Vice President for the Company from January 2013 to March 2016. He held the position of Senior Vice President Midwest Region for Coca-Cola Refreshments (“CCR”) from November 2010 to December 2012. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca‑Cola Enterprises Inc.’s (“CCE”) East Business Unit. From 2008 to 2010, he served as President and Chief Executive Officer of Coca‑Cola Bottlers’ Sales and Services Company, LLC. He began his Coca‑Cola career in 1993 with CCE as a Logistics Consultant.

Ms. Kimberly A. Kuo was appointed Senior Vice President of Public Affairs, Communications and Communities in January 2016. Before joining the Company, she operated her own communications and marketing consulting firm, Sterling Strategies, from January 2014 to December 2015. Prior to that, she served as Chief Marketing Officer at Baker and Taylor, a book and entertainment distributor from February 2009 to July 2013. Prior to her experience at Baker and Taylor, she served in various communications and government affairs roles on Capitol Hill, in political campaigns, trade associations, and corporations.

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

	2016		2015
	High	Low	High	Low
First quarter	$184.20	$150.26	$112.00	$86.90
Second quarter	167.94	119.80	149.40	111.07
Third quarter	161.44	138.81	194.43	126.31
Fourth quarter	182.26	125.00	220.93	170.01

A quarterly dividend rate of $0.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2016 and 2015. Pursuant to the Company's certificate of incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. Shares of Common Stock and Class B Common Stock have participated equally in dividends since 1994.

The amount and frequency of future dividends will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The number of stockholders of record of the Common Stock and Class B Common Stock, as of February 26, 2017, was 2,697 and 10, respectively.

On March 8, 2016, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued (pursuant to a Performance Unit Award Agreement approved in 2008) to J. Frank Harrison, III, in connection with his services in 2015 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,080 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units. The shares issued to Mr. Harrison, III were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing January 1, 2012 and ending January 1, 2017. The peer group is comprised of Dr Pepper Snapple Group, Inc., National Beverage Corp., The Coca‑Cola Company, Cott Corporation and PepsiCo, Inc.

The graph assumes $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on January 1, 2012 and all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

*	$100 invested on 1/1/12 in stock or 12/31/11 in index, including reinvestment of dividends. Index calculated on month-end basis.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five fiscal years ended January 1, 2017. The data is derived from audited consolidated financial statements of the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

	Fiscal Year
(in thousands, except per share data and number of facilities)	2016(1)	2015(1)(2)	2014(1)	2013	2012
Net sales	$3,156,428	$2,306,458	$1,746,369	$1,641,331	$1,614,433
Cost of sales	1,940,706	1,405,426	1,041,130	982,691	960,124
Gross profit	1,215,722	901,032	705,239	658,640	654,309
Selling, delivery and administrative expenses	1,087,863	802,888	619,272	584,993	565,623
Income from operations	127,859	98,144	85,967	73,647	88,686
Interest expense, net	36,325	28,915	29,272	29,403	35,338
Other income (expense), net	1,870	(3,576)	(1,077)	-	-
Gain on exchange of franchise territory	(692)	8,807	-	-	-
Gain on sale of business	-	22,651	-	-	-
Bargain purchase gain, net of tax of $1,265	-	2,011	-	-	-
Income before taxes	92,712	99,122	55,618	44,244	53,348
Income tax expense	36,049	34,078	19,536	12,142	21,889
Net income	56,663	65,044	36,082	32,102	31,459
Less: Net income attributable to noncontrolling interest	6,517	6,042	4,728	4,427	4,242
Net income attributable to Coca-Cola Bottling Co. Consolidated	$50,146	$59,002	$31,354	$27,675	$27,217
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$5.39	$6.35	$3.38	$2.99	$2.95
Class B Common Stock	$5.39	$6.35	$3.38	$2.99	$2.95
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$5.36	$6.33	$3.37	$2.98	$2.94
Class B Common Stock	$5.35	$6.31	$3.35	$2.97	$2.92
Cash dividends per share - Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Cash dividends per share - Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Net cash provided by operating activities	$161,995	$108,290	$91,903	$96,374	$83,172
Net cash used in investing activities	(452,026)	(217,343)	(124,251)	(55,296)	(49,570)
Net cash provided by (used in) financing activities	256,383	155,456	29,682	(39,716)	(113,961)
Total assets(4)	2,449,484	1,846,565	1,430,641	1,272,361	1,278,208
Working capital(4)	135,904	108,366	58,177	28,919	23,471
Acquisition related contingent consideration	253,437	136,570	46,850	-	-
Current portion of obligations under capital leases	7,527	7,063	6,446	5,939	5,230
Obligations under capital leases	41,194	48,721	52,604	59,050	64,351
Current portion of debt	-	-	-	20,000	20,000
Long-term debt(4)	907,254	619,628	442,324	374,771	398,120
Total equity of Coca-Cola Bottling Co. Consolidated	277,131	243,056	183,609	191,320	135,259
Equivalent unit case volume (percentage change)(3):	36.4%	28.9%	6.1%	0.3%	0.9%
Sparkling beverages	32.5%	24.1%	3.6%	-2.0%	-1.7%
Still beverages	47.3%	44.4%	15.0%	11.1%	10.7%
Number of production facilities	8	4	4	4	4
Number of sales distribution facilities	66	53	44	41	41

(1)

For additional information on acquisitions and divestitures in 2016, 2015 and 2014, see Management’s Discussion and Analysis on Financial Condition and Results of Operations and the accompanying notes to the consolidated financial statements.

(2)

All years presented are 52-week fiscal years except 2015 which was a 53-week year. The estimated net sales, gross margin and selling, delivery and administrative expenses for the additional week in 2015 of approximately $39 million, $14 million and $10 million, respectively, are included in the reported results for 2015.

(3)	Equivalent unit case volume is defined as twenty-four 8-ounce servings or 192 ounces.
(4)

On January 4, 2016, the Company retrospectively adopted ASU 2015-03, which requires all cost incurred to issue debt to be presented on the balance sheet as a direct reduction of the carrying value of the debt. All prior fiscal years’ balances have been retrospectively adjusted to incorporate this accounting guidance. The impact was not material to any period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) of Coca‑Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The fiscal years presented are:

•	The 52-week period ended January 1, 2017 (“2016”)
•	The 53-week period ended January 3, 2016 (“2015”); and
•	The 52-week period ended December 28, 2014 (“2014”).

The estimated net sales, gross profit and S,D&A expenses for the additional selling week in 2015 were approximately $39 million, $14 million and $10 million, respectively, and were included in reported results in 2015.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Piedmont is the Company’s only subsidiary that has a significant noncontrolling interest. Piedmont distributes and markets nonalcoholic beverages in portions of North Carolina and South Carolina. The Company provides a portion of the nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. Noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Expansion Transactions with The Coca‑Cola Company

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a multi-year series of transactions since April 2013 with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to significantly expand the Company’s distribution and manufacturing operations. This expansion includes acquisition of rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and of related distribution assets (the “Distribution Territory Expansion Transactions”), as well as the acquisition of regional manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets previously owned by CCR (the “Manufacturing Facility Expansion Transactions” and, together with the Distribution Territory Expansion Transactions, the “Expansion Transactions”).

Distribution Territory Expansion Transactions

In April 2013, the Company entered into a non-binding letter of intent with The Coca‑Cola Company to acquire Expansion Territories in parts of Tennessee, Kentucky and Indiana, all of which were acquired by the second quarter of 2015.

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

On September 1, 2016, the Company and CCR entered into an asset purchase agreement (the “September 2016 Distribution APA”) for the second phase of the additional distribution territory contemplated by the May 2015 LOI and for a portion of the additional distribution territory contemplated by the CCR June 2016 LOI, including territories located in (i) central and southern Ohio, (ii) northern Kentucky, (iii) large portions of Indiana and (iv) parts of Illinois and West Virginia that are currently served by CCR. Following is a summary of key closing dates for the transactions covered by the September 2016 Distribution APA:

•	October 28, 2016 – The first closing under the September 2016 Distribution APA occurred for territories served by distribution facilities in Cincinnati, Dayton, Lima and Portsmouth, Ohio.
•

January 27, 2017 – Subsequent to the end of 2016, the second closing under the September 2016 Distribution APA occurred for territories served by distribution facilities in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana.

At each of the closings under the September 2015 APA and the September 2016 Distribution APA, the Company entered into a comprehensive beverage agreement with CCR in substantially the same form as the form of comprehensive beverage agreement currently in effect in the territories acquired in the earlier Distribution Territory Expansion Transactions (the “Initial CBA”) which requires the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products, as defined in the Initial CBA, in the applicable territories.

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

On October 30, 2015, the Company and CCR entered into an asset purchase agreement (the “October 2015 APA”) for the first phase of the Regional Manufacturing Facilities acquisitions contemplated by the September 2015 LOI, including Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland, and was completed by the second quarter of 2016. Following is a summary of key closing dates for the transactions covered by the October 2015 APA:

•	January 29, 2016 – The first closing under the October 2015 APA occurred for the Sandston, Virginia facility.
•	April 29, 2016 – The interim and final closings under the October 2015 APA occurred for the acquisition of Regional Manufacturing Facilities located in Silver Spring, Maryland and Baltimore, Maryland.

On September 1, 2016, the Company and CCR entered into an asset purchase agreement (the “September 2016 Manufacturing APA”) for the second phase of the Regional Manufacturing Facility acquisitions contemplated by the September 2015 LOI which included Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio. On October 28, 2016, the first closing under the September 2016 Manufacturing APA occurred for the Regional Manufacturing Facility in Cincinnati, Ohio.

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

Annapolis Make-Ready Center Acquisition

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

The net cash purchase price for each of the Expansion Transactions, which includes both Distribution Territory Expansion Transactions and Manufacturing Facility Expansion Transactions, completed as of January 1, 2017, is as follows:

Territory	Acquisition / Exchange Date	Net Cash Purchase Price (In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.2
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	18.0
Paducah and Pikeville, Kentucky	May 1, 2015	7.5	*
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015	15.3
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015	26.7
Annapolis, Maryland Make-Ready Center	October 30, 2015	5.4
Easton and Salisbury, Maryland, Richmond and Yorktown, Virginia, and Sandston, Virginia Regional Manufacturing Facility	January 29, 2016	65.7	*
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	April 1, 2016	35.6	*
Baltimore, Hagerstown and Cumberland, Maryland, and Silver Spring and Baltimore, Maryland Regional Manufacturing Facilities	April 29, 2016	69.0	*
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky and Cincinnati, Ohio Regional Manufacturing Facility	October 28, 2016	98.2	*

*	NOTE: The cash purchase price amounts are subject to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results of the Expansion Transactions, Expansion Territories and Lexington Expansion Territory have been included in the Company’s consolidated financial statements from their respective acquisition or exchange dates. These territories contributed the following amounts to the Company’s consolidated statement of operations:

	Fiscal Year
(in thousands)	2016(1)	2015(2)
Net sales	$1,061,769	$437,084
Operating income	24,280	6,917

(1)	Includes the results of the 2016 Expansion Transactions and the 2015 Expansion Territories.
(2)	Includes the results of the 2015 Expansion Territories and the 2014 Expansion Territories.

2016 Letters of Intent for Additional Expansion Transactions

In February 2016, the Company entered into a non-binding letter of intent (the “February 2016 LOI”) with The Coca‑Cola Company to provide exclusive distribution rights for the Company in following major markets: Akron, Elyria, Toledo, Willoughby, and Youngstown County in Ohio. Pursuant to the February 2016 LOI, CCR would:

(i)	Grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories served by CCR in northern Ohio;
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

(i)

Grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories in northeastern Kentucky and southwestern West Virginia served by CCR’s distribution center in Louisa, Kentucky;

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

As discussed above, on October 28, 2016, the Company completed the acquisition of territories served by the distribution facility in Louisa, Kentucky contemplated by the CCR June 2016 LOI. The Company is continuing to work towards a definitive agreement or agreements with The Coca‑Cola Company and CCR for the remaining proposed Expansion Transactions described in the February 2016 LOI and the CCR June 2016 LOI. The Company is also continuing to work towards a definitive agreement or agreements with United for the proposed transactions described in the United June 2016 LOI.

National Product Supply Governance Agreement (the “NPSG Governance Agreement”)

In October 2015, the Company, The Coca‑Cola Company and three other Coca‑Cola bottlers, including CCR, who are considered “Regional Producing Bottlers” (“RPBs”) in The Coca‑Cola Company’s national product supply system, entered into the NPSG Governance Agreement. Pursuant to the NPSG Governance Agreement, The Coca‑Cola Company and the RPBs have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other Regional Producing Bottler. As The Coca‑Cola Company continues its multi-year refranchising effort of its North American bottling territories, additional Regional Producing Bottlers may be added to the NPSG Board. As of January 2017, the NPSG Board consisted of The Coca‑Cola‑Company, the Company and five other RPBs, including CCR.

The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning.

The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for the ongoing operations of the NPSG. The Company is obligated to pay a certain portion of the costs of operating the NPSG. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca‑Cola system strategic investment opportunities that are consistent with the NPSG Governance Agreement.

Territory Conversion Agreement

Concurrent with their execution of the September 2015 APA, the Company, CCR and The Coca‑Cola Company executed a territory conversion agreement (as amended February 8, 2016, the “Territory Conversion Agreement”), which provides that, subject to certain exceptions, all of the Company’s master bottle contracts, allied bottle contracts, Initial CBAs and other bottling agreements with The Coca‑Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products, as defined therein, (collectively, the “Bottling Agreements”) would be amended, restated and converted, upon the occurrence of certain events described below, to a new and final comprehensive beverage agreement (the “Final CBA”).

The conversion would include all of the Company’s then existing Bottling Agreements in the Expansion Territories and all other territories in the United States where the Company has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca‑Cola Company (the “Legacy Territories”), but would not affect any Bottling Agreements with respect to the greater Lexington, Kentucky territory. At the time of the conversion of the Bottling Agreements for the Legacy Territories to the Final CBA, CCR will pay a fee to the Company in cash, or another mutually agreed form of payment or credit, in an amount equivalent to 0.5 times the EBITDA the Company generates from sales in the Legacy Territories of Beverages (as defined in the Final CBA) either (i) owned by The Coca‑Cola Company or licensed to The Coca‑Cola Company and sublicensed to the Company, or (ii) owned by or licensed to Monster Energy Company (“Monster”) on which the Company pays, and The Coca‑Cola Company receives, a facilitation fee.

The Company may elect to cause the conversion of the Bottling Agreements to the Final CBA to occur at any time by giving written notice to The Coca‑Cola Company. As the transactions contemplated by the September 2015 APA have now been consummated, the conversion will occur automatically upon the earliest of (i) the consummation of all remaining transactions described in the September 2016 Distribution APA (the “Subsequent Phase Territory Transactions”), (ii) January 1, 2020, as long as The Coca‑Cola Company has satisfied certain obligations described in the Territory Conversion Agreement regarding its intent to complete the Subsequent Phase Territory Transactions, or (iii) 30 days following the Company’s (a) termination of good faith negotiations of the Subsequent Phase Territory Transactions on terms similar to the terms for the transactions completed under the September 2015 APA or (b) notification that it no longer wants to pursue the Subsequent Phase Territory Transactions.

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

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly owned subsidiary of the Company to The Coca‑Cola Company. Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all the issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million. As a result of the sale, the Company recognized a gain of $22.7 million, which was recorded to Gain on sale of business in the consolidated financial statements in 2015. BYB contributed the following amounts to the Company’s consolidated statement of operations:

	Fiscal Year
(in thousands)	2015	2014
Net sales	$23,875	$34,089
Operating income (loss)	1,809	(357)

Monster Distribution Agreement

In March 2015, the Company and Monster Energy Company (“Monster”) entered into a distribution agreement granting the Company rights to distribute energy drink products packaged and/or marketed by Monster throughout all geographic territories the Company currently services for the distribution of Coca‑Cola products, commencing April 6, 2015. Previously, the Company only distributed Monster products in certain portions of the Company’s territories.

Net Sales by Product Category

The Company’s net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Bottle/can sales*:
Sparkling beverages (carbonated)	$1,764,558	$1,323,712	$1,064,036
Still beverages (noncarbonated, including energy products)	892,125	577,872	339,904
Total bottle/can sales	2,656,683	1,901,584	1,403,940

Other sales:
Sales to other Coca-Cola bottlers	238,182	178,777	162,346
Post-mix and other	261,563	226,097	180,083
Total other sales	499,745	404,874	342,429

Total net sales	$3,156,428	$2,306,458	$1,746,369

*

NOTE: During the second quarter of 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented. Total bottle/can sales remain unchanged in prior periods.

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

Product Innovation and Beverage Portfolio Expansion:  Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. Recent product introductions from the Company and The Coca‑Cola Company include new flavor varieties within certain brands such as Fanta Sparkling Fruit, Minute Maid Refreshment, Monster, Dasani Drops, NOS, and Dasani Sparkling. New packaging introductions over the last several years include the 253 ml bottle, the 1.25-liter bottle, the 7.5-ounce sleek can, the 2-liter contour bottle for Coca‑Cola products, and the 16-ounce bottle/24-ounce bottle package.

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $314.3 million, $222.9 million and $211.6 million in 2016, 2015 and 2014, respectively. Management of these costs will continue to be a key area of emphasis for the Company.

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

Items Impacting Operations and Financial Condition

The comparison of operating results for 2015 to the operating results for 2016 and 2014 are affected by the impact of one additional selling week in 2015 due to the Company’s fiscal year ending on the Sunday closest to December 31st. The estimated net sales, gross profit and S,D&A expenses for the additional selling week in 2015 of approximately $39 million, $14 million and $10 million, respectively, are included in reported results in 2015.

The following items also affect the comparability of the financial results presented below:

2016

•	$1.06 billion in net sales and $24.3 million of operating income related to the Expansion Territories and Regional Manufacturing Facilities;
•	$32.3 million of expenses related to acquiring and transitioning Expansion Territories and Regional Manufacturing Facilities;
•	$4.7 million pretax favorable mark-to-market adjustments related to our commodity hedging program;
•	$4.0 million of additional expense related to increased charitable contributions; and
•	$1.9 million recorded in other expense as a result of a favorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories;

2015

•	$437.0 million in net sales and $6.9 million of operating income related to Expansion Territories;
•	$22.7 million gain on the sale of BYB;
•	$20.0 million of expenses related to acquiring and transitioning Expansion Territories;
•	$8.8 million gain on the exchange of certain Expansion Territories and related assets and liabilities;
•	$3.6 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories;
•	$3.4 million pre-tax unfavorable mark-to-market adjustments related to our commodity hedging program;

2014

•	$45.1 million in net sales and $3.4 million of operating income related to Expansion Territories;
•	$12.9 million of expenses related to acquiring and transitioning Expansion Territories; and
•	$1.1 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

Results of Operations

2016 Compared to 2015

A summary of the Company’s financial results for 2016 and 2015:

	Fiscal Year
(in thousands)	2016	2015	Change	% Change
Net sales	$3,156,428	$2,306,458	$849,970	36.9%
Cost of sales	1,940,706	1,405,426	535,280	38.1
Gross profit	1,215,722	901,032	314,690	34.9
S,D&A expenses	1,087,863	802,888	284,975	35.5
Income from operations	127,859	98,144	29,715	30.3
Interest expense, net	36,325	28,915	7,410	25.6
Other income (expense), net	1,870	(3,576)	5,446	(152.3)
Gain (loss) on exchange of franchise territory	(692)	8,807	(9,499)	(107.9)
Gain on sale of business	-	22,651	(22,651)	(100.0)
Bargain purchase gain, net of tax of $1,265	-	2,011	(2,011)	(100.0)
Income before taxes	92,712	99,122	(6,410)	(6.5)
Income tax expense	36,049	34,078	1,971	5.8
Net income	56,663	65,044	(8,381)	(12.9)
Less: Net income attributable to noncontrolling interest	6,517	6,042	475	7.9
Net income attributable to Coca-Cola Bottling Co. Consolidated	$50,146	$59,002	$(8,856)	(15.0)%

Net Sales

Net sales increased $850.0 million, or 36.9%, to $3.16 billion in 2016, as compared to $2.31 billion in 2015. The increase in net sales was principally attributable to the following (in millions):

2016	Attributable to:
$773.6	Net sales increase related to the 2016 Expansion Territories, partially offset by the 2015 comparable sales of Legacy Territories exchanged for Expansion Territories in 2015
54.4	3.3% increase in bottle/can sales volume to retail customers in the Legacy Territories, primarily due to an increase in still beverages
22.6	Increase in external transportation revenue
(21.8)	Decrease in sales of the Company's own brand products, primarily due to the sale of BYB in the third quarter of 2015
15.3

0.9% increase in bottle/can sales price per unit to retail customers in the Company's Legacy Territories, primarily due to an increase in energy beverage volume, including Monster products, which have a higher sales price per unit, and an increase in all beverage categories sales price per unit except the water beverage category

5.9	Other
$850.0	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in 2016, as compared to approximately 82% in 2015. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in 2016 and 2015 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales
Product Category	2016	2015	Volume Increase
Sparkling beverages	71.2%	73.4%	32.5%
Still beverages (including energy products)	28.8%	26.6%	47.3%
Total bottle/can sales volume	100.0%	100.0%	36.4%

Bottle/can volume to retail customers, excluding Expansion Territories, increased 3.3%, which represented a 0.8% increase in sparkling beverages and a 10.3% increase in still beverages in 2016, as compared to 2015. The increase in still beverages was primarily due to increases in energy beverages, which was primarily due to the Company expanding the territories in which it distributes Monster products.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2016, approximately 66% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers was sold for immediate consumption. All the Company’s beverage sales were to customers in the United States. The Company recorded delivery fees in net sales of $6.0 million in 2016 and $6.3 million in 2015. These fees are used to offset a portion of the Company’s delivery and handling costs.

The following table summarizes the percentage of the Company’s total bottle/can volume and the percentage of the Company’s total net sales, which are all included in the Nonalcoholic Beverages operating segment, attributed to its largest customers:

	Fiscal Year
Customer	2016	2015
Wal-Mart Stores, Inc.
Approximate percent of the Company's total Bottle/can volume	20%	22%
Approximate percent of the Company's total Net sales	14%	15%

Food Lion, LLC
Approximate percent of the Company's total Bottle/can volume	8%	7%
Approximate percent of the Company's total Net sales	5%	5%

The Kroger Company
Approximate percent of the Company's total Bottle/can volume	6%	6%
Approximate percent of the Company's total Net sales	5%	5%

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased $535.3 million, or 38.1%, to $1.94 billion in 2016, as compared to $1.41 billion in 2015. The increase in cost of sales was principally attributable to the following (in millions):

2016	Attributable to:
$493.9	Net sales increase related to the 2016 Expansion Territories, partially offset by the 2015 comparable sales of Legacy Territories exchanged for Expansion Territories in 2015
30.7	3.3% increase in bottle/can sales volume to retail customers in the Legacy Territories, primarily due to an increase in still beverages
19.3	Increase in raw material costs and increased purchases of finished products
18.0	Increase in external transportation cost of sales
(13.2)	Increase in marketing funding support received for the Legacy Territories, primarily from The Coca-Cola Company
(11.6)	Decrease in cost of sales of the Company’s own brand products, primarily due to the sale of BYB in the third quarter of 2015
(5.3)	Increase in cost due to the Company's commodity hedging program
3.5	Other
$535.3	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of sales: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $99.4 million in 2016, as compared to $72.2 million in 2015.

The Company’s cost of sales may not be comparable to other peer companies, as some include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

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

S,D&A expenses increased by $285.0 million, or 35.5%, to $1.09 billion in 2016, as compared to $802.9 million in 2015. S,D&A expenses as a percentage of sales decreased to 34.5% in 2016 from 34.8% in 2015. The increase in S,D&A expenses was principally attributable to the following (in millions):

2016	Attributable to:
$141.1	Increase in employee salaries including bonus and incentives due to additional personnel added from the Expansion Territories and normal salary increases
23.9	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Expansion Territories
18.1	Increase in employee benefit costs primarily due to additional medical expense and increased 401(k) employer matching contributions for employees in the Expansion Territories
12.3	Increase in expenses related to the Expansion Territories, primarily professional fees related to due diligence
11.7	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships
11.0	Increase in employer payroll taxes primarily due to payroll in the Expansion Territories
7.2	Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims from the addition of the Expansion Territories
6.6	Increase in vending and fountain parts expense due to the addition of the Expansion Territories
6.1	Increase in software expenses primarily due to investment in technology for the Expansion Territories
5.7	Increase in property, vehicle and other taxes due to the addition of the Expansion Territories
4.6	Increase in rental expense due primarily to additional equipment and facilities rent expense for the Expansion Territories
4.2	Increase in facilities non-rent expenses related to new facilities added in the Expansion Territories
4.0	Increase in charitable contributions made during the first quarter of 2016
19.9	Other individually immaterial expense increases primarily related to the Expansion Territories
8.6	Other individually immaterial increases
$285.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $314.3 million in 2016 and $222.9 million in 2015.

Interest Expense, Net

Interest expense, net, increased $7.4 million, or 25.6%, to $36.3 million in 2016, as compared to $28.9 million in 2015. The increase was primarily a result of additional borrowings to finance the territory expansion.

Other Income (Expense), Net

Other income (expense), net, included noncash income of $1.9 million in 2016 and a noncash expense of $3.6 million in 2015 as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment was primarily a result of a change in the risk-free interest rates. As the contingent consideration is calculated using 40 years of discounted cash flows, any reductions in contingent consideration due to current payments of the liability are effectively marked to market at the next reporting period, assuming interest rates and future projections remain constant.

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

Gain (Loss) on Exchange of Franchise Territory

During 2015, the Company and CCR completed a like-kind exchange transaction where CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee. The fair value in 2015 of the Lexington net assets acquired totaled $36.8 million and the Company paid cash of approximately $10.5 million. The carrying value of the Jackson net assets was $17.5 million, resulting in a net gain of $8.8 million. The balances of net assets acquired and cash paid were subsequently adjusted in 2016 as a result of final post-closing adjustments. See Note 3 to the consolidated financial statements for additional information.

Gain on Sale of Business

During 2015, the Company sold BYB, a wholly-owned subsidiary of the Company, to The Coca‑Cola Company. The Company received cash proceeds of $26.4 million. The net assets of BYB at closing totaled $3.7 million, which resulted in a gain of $22.7 million in 2015.

Bargain Purchase Gain, Net of Tax

In addition to the acquired Expansion Territories, the Company also acquired a “make-ready center” in Annapolis, Maryland from CCR for approximately $5.3 million in 2015. The cash paid was subsequently adjusted in 2016 as a result of final post-closing adjustments. See Note 3 to the consolidated financial statements for additional information. The fair value of the net assets acquired totaled $7.3 million, which resulted in a bargain purchase gain of approximately $2.0 million, net of tax of approximately $1.3 million, recorded in 2015.

Income Tax Expense

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes, was 38.9% for 2016 and 34.4% for 2015. The increase in the effective tax rate was driven primarily by a decrease to the favorable manufacturing deduction, as a percentage of pre-tax income, less of a decrease to the valuation allowance in 2016 as compared to 2015, and an increase in non-deductible travel expense. The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 41.8% for 2016 and 36.6% for 2015.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $6.5 million in 2016 and $6.0 million in 2015 related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive loss, net of tax, was $10.5 million in 2016 and was primarily a result of actuarial losses on the Company’s pension and postretirement benefit plans.

2015 Compared to 2014

A summary of the Company’s financial results for 2015 and 2014 follows:

	Fiscal Year
(in thousands)	2015	2014	Change	% Change
Net sales	$2,306,458	$1,746,369	$560,089	32.1%
Cost of sales	1,405,426	1,041,130	364,296	35.0
Gross profit	901,032	705,239	195,793	27.8
S,D&A expenses	802,888	619,272	183,616	29.7
Income from operations	98,144	85,967	12,177	14.2
Interest expense, net	28,915	29,272	(357)	(1.2)
Other income (expense), net	(3,576)	(1,077)	(2,499)	232.0
Gain on exchange of franchise territory	8,807	-	8,807	-
Gain on sale of business	22,651	-	22,651	-
Bargain purchase gain, net of tax of $1,265	2,011	-	2,011	-
Income before taxes	99,122	55,618	43,504	78.2
Income tax expense	34,078	19,536	14,542	74.4
Net income	65,044	36,082	28,962	80.3
Less: Net income attributable to noncontrolling interest	6,042	4,728	1,314	27.8
Net income attributable to Coca-Cola Bottling Co. Consolidated	$59,002	$31,354	$27,648	88.2%

Net Sales

Net sales increased $560.1 million, or 32.1%, to $2.31 billion in 2015, as compared to $1.75 billion in 2014. The increase in net sales was primarily attributable to the following (in millions):

2015	Attributable to:
$373.4	Net sales increase related to the 2015 Expansion Territories, partially offset by the 2014 comparable sales of Legacy Territories exchanged for Expansion Territories in 2015
80.3	6.0% increase in bottle/can sales volume to retail customers in the Legacy Territories, primarily due to an increase in still beverages
69.3

4.9% increase in bottle/can sales price per unit to retail customers in the Legacy Territories, primarily due to an increase in energy beverage volume which have a higher sales price per unit, and an increase in all beverage categories sales price per unit except the water beverage category

25.8	Increase in external transportation revenue
12.4	7.6% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
(9.1)	Decrease in sales of the Company's own brand products, primarily due to the sale of BYB in the third quarter of 2015
4.0

2.3% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of still beverages, which have a higher sales price per unit than non-energy sparkling beverages

3.0	3.4% increase in post-mix sales price per unit
1.0	Other
$560.1	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 82% of the Company’s total net sales in 2015, as compared to approximately 80% in 2014. Product category sales volume in 2015 and 2014 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales
Product Category	2015	2014	Volume Increase
Sparkling beverages	73.4%	76.2%	24.1%
Still beverages (including energy products)	26.6%	23.8%	44.4%
Total bottle/can sales volume	100.0%	100.0%	28.9%

Bottle/can volume to retail customers, excluding Expansion Territories, increased 6.0%, which represented a 2.1% increase in sparkling beverages and a 19.9% increase in still beverages in 2015, as compared to 2014.

During 2015, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers was sold for immediate consumption. All the Company’s beverage sales were to customers in the United States. The Company recorded delivery fees in net sales of $6.3 million in 2015 and $6.2 million in 2014.

The following table summarizes the percentage of the Company’s total bottle/can volume and the percentage of the Company’s total net sales, which are all included in the Nonalcoholic Beverages operating segment, attributed to its largest customers:

	Fiscal Year
Customer	2015	2014
Wal-Mart Stores, Inc.
Approximate percent of the Company's total Bottle/can volume	22%	22%
Approximate percent of the Company's total Net sales	15%	15%

Food Lion, LLC
Approximate percent of the Company's total Bottle/can volume	7%	9%
Approximate percent of the Company's total Net sales	5%	6%

The Kroger Company
Approximate percent of the Company's total Bottle/can volume	6%	5%
Approximate percent of the Company's total Net sales	5%	4%

Cost of Sales

Cost of sales increased $364.3 million, or 35.0%, to $1.41 billion in 2015, as compared to $1.04 billion in 2014. The increase in cost of sales was principally attributable to the following (in millions):

2015	Attributable to:
$239.2	Net sales increase related to the 2015 Expansion Territories, partially offset by the 2014 comparable sales of Legacy Territories exchanged for Expansion Territories in 2015
47.1	Increase in raw material costs and increased purchases of finished products
46.6	6.0% increase in bottle/can sales volume to retail customers in the Legacy Territories, primarily due to an increase in still beverages
20.9	Increase in external transportation cost of sales
11.9	7.6% increase in sales volume to other Coca-Cola bottlers, primarily due to a volume increase in all beverage categories
(8.6)	Increase in marketing funding support received for the Legacy Territories, primarily from The Coca-Cola Company
6.4	Increase in manufacturing cost (primarily labor expense)
(5.1)	Decrease in cost of sales of the Company’s own brand products, primarily due to the sale of BYB in the third quarter of 2015
4.1	Increase in cost due to the Company's commodity hedging program
1.8	Other
$364.3	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $72.2 million in 2015, as compared to $55.4 million in 2014.

S,D&A Expenses

S,D&A expenses increased by $183.6 million, or 29.7%, to $802.9 million in 2015, as compared to $619.3 million in 2014. S,D&A expenses as a percentage of sales decreased to 34.8% in 2015 from 35.5% in 2014. The increase in S,D&A expenses was principally attributable to the following (in millions):

2015	Attributable to:
$90.7	Increase in employee salaries including bonus and incentive compensation as a result of normal salary increases and additional personnel added from the Expansion Territories
15.4	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment in the Expansion Territories
13.3

Increase in employee benefit costs primarily due to additional medical expense (for employees from the Expansion Territories), increased pension expense and increased 401(k) employer matching contributions offset by decreased retiree medical benefits for legacy employees

7.1	Increase in professional fees expense primarily resulting from due diligence related to the Expansion Territories
6.1	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorship in the Expansion Territories
5.9	Increase in employer payroll taxes primarily due to payroll in the Expansion Territories
5.9	Increase in vending and fountain parts expense due to the addition of the Expansion Territories
18.3	Other individually immaterial expense increases primarily related to the Expansion Territories
20.9	Other individually immaterial increases
$183.6	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations totaled $222.9 million in 2015 and $211.6 million in 2014.

S,D&A expense of $1.6 million in 2015 and $0.2 million in 2014 was recorded for the two Company-sponsored pension plans.

During 2015 and 2014, the Company matched the maximum 5% of participants’ contributions on its 401(k) Savings Plan, for a total expense of $9.4 million and $7.7 million, respectively.

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”), to which the Company makes monthly contributions on behalf of such employees. In 2015, the Company increased the contribution rates to the Teamsters Plan, with additional increases occurring annually, as part of a rehabilitation plan. This is a result of the Teamsters Plan being certified by its actuary as being in “critical” status for the plan year beginning January 1, 2013, which was incorporated into the renewal of collective bargaining agreements with the unions, effective April 28, 2014, and adopted by the Company as a rehabilitation plan, effective January 1, 2015.

If the Company chooses to stop participating in the Teamsters Plan, the Company could be required to pay the Teamsters Plan a withdrawal liability based on the underfunded status of the Teamsters Plan. The Company does not anticipate withdrawing from the Teamsters Plan.

Interest Expense, Net

Interest expense, net, decreased $0.4 million, or 1.2%, to $28.9 million in 2015, as compared to $29.3 million in 2014. The decrease was primarily related to a decrease in the Company’s overall weighted average interest rate on its debt and capital lease obligations to 4.7% during 2015 from 5.7% during 2014.

Other Income (Expense), Net

Other income (expense), net, included a noncash expense of $3.6 million in 2015 and a noncash expense of $1.1 million in 2014 as a result of an unfavorable fair value adjustment of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment was primarily driven by current payments of sub-bottler fees in 2015. As the contingent consideration is calculated using 40 years of discounted cash flows, any reductions in contingent consideration due to current payments of the liability are effectively marked to market at the next reporting period, assuming interest rates and future projections remain constant.

Gain (Loss) on Exchange of Franchise Territory

During 2015, the Company and CCR completed a like-kind exchange transaction where CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee. The fair value in 2015 of the Lexington net assets acquired totaled $36.8 million and the Company paid cash of approximately $10.5 million. The carrying value of the Jackson net assets was $17.5 million, resulting in a net gain of $8.8 million. The balances of net assets acquired and cash paid were subsequently adjusted in 2016 as a result of final post-closing adjustments. See Note 3 to the consolidated financial statements for additional information.

Gain on Sale of Business

During 2015, the Company sold BYB, a wholly-owned subsidiary of the Company, to The Coca‑Cola Company. The Company received cash proceeds of $26.4 million. The net assets of BYB at closing totaled $3.7 million, which resulted in a gain of $22.7 million in 2015.

Bargain Purchase Gain, Net of Tax

In addition to the acquired Expansion Territories, the Company also acquired a “make-ready center” in Annapolis, Maryland from CCR for approximately $5.3 million in 2015. The cash paid was subsequently adjusted in 2016 as a result of final post-closing adjustments. See Note 3 to the consolidated financial statements for additional information. The fair value of the net assets acquired totaled $7.3 million, which resulted in a bargain purchase gain of approximately $2.0 million, net of tax of approximately $1.3 million, recorded in 2015.

Income Tax Expense

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes, was 34.4% for 2015 and 35.1% for 2014. The decrease in the effective tax rate resulted primarily from a state tax legislation target that was met that caused a reduction to the corporate tax rate in 2015 and reductions to the valuation allowance due to the Company’s assessment of the Company’s ability to use certain loss carryforwards primarily related to the sale of BYB. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, was 36.6% for 2015 and 38.4% for 2014.

The Company decreased its valuation allowance by $1.3 million for 2015 and increased its valuation allowance by $1.2 million for 2014. The effect for both years was primarily due to the Company’s assessment of its ability to use certain loss carryforwards. See Note 15 to the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $6.0 million in 2015 and $4.7 million in 2014 related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax, was $7.5 million in 2015 and was primarily a result of actuarial gains on the Company’s pension and postretirement benefit plans.

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

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into an “All Other” reportable segment.

Prior to the sale of BYB in the third quarter of fiscal 2015, the Company believed five operating segments existed. Subsequent to this sale, two operating segments, Franchised Nonalcoholic Beverages and Internally-Developed Nonalcoholic Beverages (made up entirely of BYB), were aggregated due to their similar economic characteristics as well as the similarity of products, production processes, types of customers, methods of distribution, and nature of the regulatory environment. This combined segment is Nonalcoholic Beverages.

The Company’s results for its two reportable segments are as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Net Sales:
Nonalcoholic Beverages	$3,060,937	$2,245,836	$1,710,040
All Other	234,732	160,191	123,194
Eliminations*	(139,241)	(99,569)	(86,865)
Consolidated net sales	$3,156,428	$2,306,458	$1,746,369

Operating Income:
Nonalcoholic Beverages	$123,230	$92,921	$82,297
All Other	4,629	5,223	3,670
Consolidated operating income	$127,859	$98,144	$85,967

Comparable / Adjusted Results

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company's performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

The following tables reconcile reported GAAP results to comparable results (non-GAAP) for 2016 and 2015:

	2016
(in thousands, except per share data)	Net sales	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$3,156,428	$127,859	$92,712	$56,663	$5.39
Fair value adjustments for commodity hedges	-	(4,728)	(4,728)	(2,908)	(0.31)
2016 & 2015 acquisitions impact	(1,061,769)	(24,280)	(24,280)	(14,932)	(1.60)
Territory expansion expenses	-	32,274	32,274	19,849	2.13
Special charitable contribution	-	4,000	4,000	2,460	0.26
Exchange of franchise territories	-	-	692	426	0.05
Fair value adjustment of acquisition related contingent consideration	-	-	(1,910)	(1,175)	(0.13)
Total reconciling items	(1,061,769)	7,266	6,048	3,720	0.40
Comparable results (non-GAAP)	$2,094,659	$135,125	$98,760	$60,383	$5.79

	2015
(in thousands, except per share data)	Net sales	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,306,458	$98,144	$99,122	$65,044	$6.35
Fair value adjustments for commodity hedges	-	3,439	3,439	2,112	0.22
2015 acquisitions impact	(278,612)	(3,365)	(3,365)	(2,066)	(0.22)
2015 divestitures impact	(31,375)	(3,222)	(3,222)	(1,979)	(0.21)
Territory expansion expenses	-	19,982	19,982	12,269	1.32
Exchange of franchise territories	-	-	(8,807)	(5,407)	(0.58)
Gain on sale of business	-	-	(22,651)	(13,908)	(1.49)
Bargain purchase gain			(3,276)	(2,011)	(0.22)
Fair value adjustment of acquisition related contingent consideration	-	-	3,576	2,196	0.24
Results of extra week in fiscal year	(38,587)	(4,022)	(4,022)	(2,416)	(0.26)
Total reconciling items	(348,574)	12,812	(18,346)	(11,210)	(1.20)
Comparable results (non-GAAP)	$1,957,884	$110,956	$80,776	$53,834	$5.15

Financial Condition

Total assets increased $602.9 million to $2.45 billion at January 1, 2017, as compared to $1.85 billion at January 3, 2016. The increase in total assets was primarily attributable to the acquisition of the Expansion Territories in 2016, contributing to an increase in total assets of $418.7 million as of January 1, 2017. In addition, the Company had additions to property, plant and equipment of $172.6 million during 2016, which excludes $227.1 million in property, plant and equipment acquired in the Expansion Transactions completed in 2016.

Net working capital, defined as current assets less current liabilities, increased $27.5 million to $135.9 million at January 1, 2017, from $108.4 million at January 3, 2016.

Significant changes in net working capital on January 1, 2017 from January 3, 2016 were as follows:

•	A decrease in cash and cash equivalents of $33.6 million primarily due to acquisitions of Expansion Territories and Regional Manufacturing Facilities.
•	An increase in accounts receivables, trade of $85.5 million primarily due to accounts receivables from sales in newly acquired territories in 2016.
•

An increase in accounts receivable from The Coca‑Cola Company of $39.0 million and an increase in accounts payable to The Coca‑Cola Company of $56.1 million, primarily as a result of activity from newly acquired territories in 2016 and the timing of payments.

•	An increase in inventories of $54.1 million primarily as a result of inventories acquired from the Expansion Transactions in 2016.
•	An increase in accounts payable, trade of $33.9 million primarily as a result of the Expansion Transactions in 2016.
•	An increase in other accrued liabilities of $29.7 million primarily as a result of the timing of payments and an increase in the current portion of acquisition related contingent consideration.
•	An increase in accrued compensation of $11.0 million primarily as a result of increased incentive compensations accruals resulting from the Company’s financial performance.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt, other than capital leases, from public markets and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of previously announced additional Expansion Territories and Regional Manufacturing Facilities, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

In October 2014, the Company entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”), and in April 2015, the Company exercised an accordion feature which established a $450 million aggregate maximum borrowing capacity on the Revolving Credit Facility. The $450 million borrowing capacity includes up to $50 million available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019.

The Company currently believes all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. On January 1, 2017, the Company had $152.0 million of outstanding borrowings on the Revolving Credit Facility. On January 3, 2016, the Company had no outstanding borrowings on the Revolving Credit Facility.

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating, at the Company’s option. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of Senior Notes that matured on June 15, 2016.

Both the Revolving Credit Facility and the Term Loan Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of January 1, 2017. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings from the prior year and the credit ratings are currently stable. As of January 1, 2017, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

Net debt and capital lease obligations were summarized as follows:

(in thousands)	January 1, 2017	January 3, 2016
Debt	$907,254	$619,628
Capital lease obligations	48,721	55,784
Total debt and capital lease obligations	955,975	675,412
Less: Cash and cash equivalents	21,850	55,498
Total net debt and capital lease obligations (1)	$934,125	$619,914

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

The Company is subject to interest rate risk on its floating rate debt, including the Company’s $450 million Revolving Credit Facility and its $300 million Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of January 1, 2017, interest expense for the next twelve months would increase by approximately $4.5 million. Refer to Item 7A for additional information.

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the Expansion Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2016	2015
Opening balance	$136,570	$46,850
Increase due to acquisitions	133,857	109,784
Decrease due to measurement period adjustments	-	(18,396)
Payment/current payables	(15,080)	(5,244)
Fair value adjustment - (income) expense	(1,910)	3,576
Ending balance	$253,437	$136,570

Subsequent to year-end, on February 27, 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, PGIM, Inc. and the other parties thereto. These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company expects to use the proceeds for general corporate purposes. As of the date of this filing, the Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the facility in an aggregate principal amount of up to $175 million.

Cash Sources and Uses

The primary sources of cash for the Company in 2016 and 2015 were debt financings and cash flows from operating activities. The primary uses of cash in 2016 and 2015 were debt repayments, acquisitions of Expansion Territories and Regional Manufacturing Facilities and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Cash Sources:
Borrowings under Revolving Credit Facility	$410,000	$334,000	$191,624
Borrowings under Term Loan Facility	300,000	-	-
Cash provided by operating activities (excluding income tax and pension payments)	165,979	150,572	132,912
Refund of income tax payments	7,111	-	-
Borrowings under Senior Notes, net of discount	-	349,913	-
Proceeds from sale of business	-	26,360	-
Proceeds from the sale of property, plant and equipment	-	1,891	1,701
Other	1,097	-	-
Total cash sources	$884,187	$862,736	$326,237

Cash Uses:
Acquisition of Expansion Territories and Regional Manufacturing Facilities, net of cash acquired	$272,637	$81,707	$41,588
Payment of Revolving Credit Facility	258,000	405,000	125,624
Additions to property, plant and equipment (exclusive of acquisition)	172,586	163,887	84,364
Payment of Senior Notes	164,757	100,000	-
Payment of acquisition related contingent consideration	13,550	4,039	212
Contributions to pension plans	11,120	10,500	10,000
Cash dividends paid	9,307	9,287	9,266
Investment in CONA Services LLC	7,875	-	-
Principal payments on capital lease obligations	7,063	6,555	5,939
Payment on Uncommitted Line of Credit	-	-	20,000
Income tax payments	-	31,782	31,009
Other	940	3,576	901
Total cash uses	$917,835	$816,333	$328,903
Increase (decrease) in cash	$(33,648)	$46,403	$(2,666)

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash payments for income taxes will be between $5 million and $15 million in fiscal 2017. This projection does not include any anticipated cash income tax requirements resulting from additional completed Expansion Territory transactions or the Territory Conversion Agreement.

Cash Flows From Operating Activities

During 2016, cash provided by operating activities was $162.0 million, which was an increase of $53.7 million, as compared to 2015. During 2015, cash provided by operating activities was $108.3 million, which was an increase of $16.4 million, as compared to 2014. The increase in both periods was driven primarily by growth in comparable income from operations and cash generated from acquired Expansion Territories.

Cash Flows From Investing Activities

During 2016, cash used in investing activities was $452.0 million, which was an increase of $234.7 million, as compared to 2015. The increase was driven primarily by $272.6 million in cash used to acquire Expansion Transactions.

Additions to property, plant and equipment during 2016 were $172.6 million, of which $15.7 million were accrued in accounts payable, trade. The 2016 additions exclude $227.1 million in property, plant and equipment acquired in the Expansion Transactions completed in 2016.

Capital expenditures during 2016 were funded with cash flows from operations and available credit facilities. The Company anticipates additions to property, plant and equipment in 2017 will be in the range of $200 million to $250 million, excluding any additional Expansion Transactions expected to close in 2017.

During 2015, cash used in investing activities was $217.3 million, which was an increase of $93.1 million, as compared to 2014. The increase was driven by Expansion Transactions and higher levels of property, plant and equipment additions, which was partially offset by cash proceeds from the sale of BYB. Additions to property, plant and equipment during 2015 were $168.7 million of which $14.0 million were accrued in accounts payable, trade. The 2015 additions exclude $77.1 million in property, plant and equipment acquired in the Expansion Transactions completed in 2015.

During 2015, the Company acquired the 2015 Expansion Territories and completed the Lexington-for-Jackson exchange. The total cash used to acquire these expansion and exchange territories was $81.7 million. Also during 2015, the Company sold BYB to The Coca-Cola Company for a cash purchase price of $26.4 million.

Cash Flows From Financing Activities

During 2016, cash provided by financing activities was $256.4 million, which was an increase of $100.9 million compared to 2015. The increase was driven primarily a result of providing funding for the acquisitions of Expansion Territories and associated capital expenditures. During 2016, the Company entered into a term loan agreement for a senior unsecured term loan facility in the aggregate principal amount of $300 million and had net borrowings on revolving credit facilities of $152.0 million. These increases in debt were partially offset by the repayment of $164.8 million of Senior Notes due 2016.

In addition, during 2016 the Company had cash payments of $13.6 million for acquisition related contingent consideration. The anticipated range of amounts the Company could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions is between $14 million and $25 million.

During 2015, cash provided by financing activities was $155.5 million, which was an increase of $125.8 million compared to 2014. The increase was driven primarily a result of providing funding for the acquisitions of Expansion Territories and Regional Manufacturing Facilities and associated capital expenditures. During 2015, the Company’s net borrowings under the Revolving Credit Facility decreased $71.0 million primarily due to the issuance of the 2025 Senior Notes.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $32.6 million of debt for these entities as of January 1, 2017. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca‑Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of January 1, 2017, the Company’s maximum exposure, if both of these cooperatives borrowed up to their aggregate borrowing capacity, would have been $70.8 million including the Company’s equity interests. See Note 14 to the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 1, 2017:

	Contractual Obligation Payments Due During
(in thousands)	Total	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter
Total debt, net of interest	$912,000	$-	$15,000	$292,000	$37,500	$217,500	$350,000
Estimated interest on debt obligations (1)	166,174	29,247	29,212	22,645	17,853	15,125	52,092
Capital lease obligations, net of interest	48,721	7,527	8,006	8,395	9,135	5,195	10,463
Estimated interest capital lease obligations (1)	11,453	3,735	2,415	1,754	1,194	738	1,617
Purchase obligations (2)	673,013	89,735	89,735	89,735	89,735	89,735	224,338
Other long-term liabilities (3)	406,431	32,905	28,141	25,055	22,011	20,829	277,490
Operating leases	78,034	11,141	9,211	8,371	8,432	8,074	32,805
Long-term contractual arrangements (4)	81,744	22,696	17,184	13,869	11,456	7,303	9,236
Postretirement obligations (5)	85,255	3,468	3,878	4,252	4,495	4,708	64,454
Purchase orders (6)	70,521	70,521	-	-	-	-	-
Total contractual obligations	$2,533,346	$270,975	$202,782	$466,076	$201,811	$369,207	$1,022,495

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through June 2024 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under acquisition related contingent consideration, executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plan is excluded as the timing and/or amount of any cash payment is uncertain.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $2.9 million of uncertain tax positions including accrued interest, as of January 1, 2017 all of which would affect the Company’s effective tax rate if recognized. The balance is excluded from other long-term liabilities in the table above as the Company is uncertain if or when such amounts will be recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

The Company is a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments as there are no minimum purchase requirements. See Note 14 and Note 19 to the consolidated financial statements for additional information related to Southeastern.

As of January 1, 2017, the Company had $29.7 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $11.1 million to its two Company-sponsored pension plans in 2016. Based on information currently available, the Company estimates it will be required to make cash contributions in the range of $10 million to $12 million to those two plans in 2017.

Postretirement medical care payments are expected to be approximately $3.5 million in 2017. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The net impact of the commodity hedges on cost of sales was a decrease of $1.3 million in 2016 and an increase of $3.5 million in 2015. The net impact of the commodity hedges on SD&A expenses was a decrease of $0.5 million in 2016 and an increase of $1.4 million in 2015.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters.

Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. When the Company becomes aware of a customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, an allowance for doubtful accounts is recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements on operating leases are depreciated over the shorter of the estimated useful lives or the term of the lease, including renewal options the Company determines are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing facilities are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in selling, delivery and administrative (“S,D&A”) expenses.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets.

During 2016, 2015 and 2014, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

Franchise Rights

The Company considers franchise rights with The Coca‑Cola Company and other beverage companies to be indefinite lived because the agreements are perpetual or, when not perpetual, the Company anticipates the agreements will continue to be renewed upon expiration. The cost of renewals is minimal, and the Company has not had any renewals denied. The Company considers franchise rights as indefinite lived intangible assets and, therefore, does not amortize the value of such assets. Instead, franchise rights are tested at least annually for impairment.

Impairment Testing of Franchise Rights and Goodwill

GAAP requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test as of the first day of the fourth quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions that could result in impairment. For both franchise rights and goodwill, when appropriate, the Company performs a qualitative assessment to determine whether it is more likely than not the fair value of the franchise rights or goodwill is below its carrying value.

When a quantitative analysis is considered necessary for the annual impairment analysis of franchise rights, the Company utilizes the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is new, owning only franchise rights, and making investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is compared to the carrying value on an aggregated basis to determine whether an impairment is needed.

In 2016 and 2015, the Company completed its qualitative assessment and determined a quantitative assessment was not necessary. In 2014 the Company did complete a quantitative analysis. In all years, the Company determined no impairment of the Company’s franchise rights existed.

The Company has determined it has one reporting unit, within the Nonalcoholic Beverages reportable segment, for the purpose of assessing goodwill for potential impairment. The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount, including goodwill, exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. In the second step, a comparison is made between the book value of goodwill and the implied fair value of goodwill. Implied fair value of goodwill is determined by comparing the fair value of the reporting unit to the book value of its net identifiable assets, excluding goodwill. To estimate the implied fair value of goodwill for a reporting unit, the Company assigns the fair value of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as an impairment.

To the extent actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2016 annual test date.

Income Tax Estimates

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets if, based on the weight of available evidence, it is determined that it is more likely than not that such assets will not ultimately be realized. The Company considers future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company determines it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance is charged to income in the period in which such a determination is made. A reduction in the valuation allowance and corresponding adjustment to income may be required if the likelihood of realizing existing deferred tax assets increases to a more likely than not level. The Company evaluates the realizability of deferred tax assets annually and when significant changes occur in the Company’s business that could impact the realizability assessment.

In addition to a valuation allowance related to loss carryforwards, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information, as well as the expiration of the statute of limitations and/or settlements with individual tax jurisdictions, may result in material adjustments to these estimates in the future.

Acquisition Related Contingent Consideration Liability

The Company’s acquisition related contingent consideration liability is subject to risk resulting from changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts and changes in the Company’s weighted average cost of capital derived from market data.

At each reporting period, the Company evaluates future cash flows associated with its acquired territories as well as the associated discount rate used to calculate the fair value of its contingent consideration. These cash flows represent the Company’s best estimate of the future projections of the relevant territories over the same period as the related intangible asset, which is typically 40 years. The discount rate represents the Company’s weighted average cost of capital at the reporting date for which the fair value calculation is being performed. Changes in business conditions or other events could materially change both the projections of future cash flows and the discount rate used in the calculation of the fair value of contingent consideration. These changes could materially impact the fair value of the related contingent consideration. Changes in the fair value of the acquisition related contingent consideration are included in “Other income (expense)” on the Consolidated Statements of Operations. The Company will adjust the fair value of the acquisition related contingent consideration over a period of time consistent with the life of the related distribution rights asset subsequent to acquisition.

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred, price is fixed and determinable, collection is reasonably assured and, in the case of full service vending, when cash is collected from the vending machines. An appropriate provision is made for uncollectible accounts.

The Company receives service fees from The Coca‑Cola Company related to the delivery of fountain syrup products to The Coca‑Cola Company’s fountain customers. In addition, the Company receives service fees from The Coca‑Cola Company related to the repair of fountain equipment owned by The Coca‑Cola Company. The fees received from The Coca‑Cola Company for the delivery of fountain syrup products to their customers and the repair of their fountain equipment are recognized as revenue when the respective services are completed. Service revenue represents approximately one percent of net sales.

The Company performs freight hauling and brokerage for third parties, in addition to delivering its own products. The freight charges are recognized as revenues when the delivery is complete. Freight revenue from third parties represents approximately two percent of net sales.

Revenues do not include sales or other taxes collected from customers.

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 1, 2017, these letters of credit totaled $29.7 million.

Pension and Postretirement Benefit Obligations

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after this date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the pension plan for collectively bargained employees are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarial determined amounts and are limited to the amounts currently deductible for income tax purposes.

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

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Primary Plan and the Bargaining Plan was 4.44% and 4.49%, respectively, in 2016 and 4.72% for both Company-sponsored plans in 2015. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

In 2016, pension costs were $1.9 million. In 2015, pension costs were $1.7 million. In 2014, there was a pension benefit of $0.3 million.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation at January 1, 2017	$(9,642)	$10,206
Net periodic pension cost in 2016	(146)	143

The weighted average expected long-term rate of return of plan assets was 6.5% for 2016, 6.5% in 2015 and 7.0% in 2014. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 18 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets were gains of 7.2% in 2016, 0.7% in 2015 and 6.1% in 2014.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on the annual yield on long-term corporate bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 4.36% in 2016, 4.53% in 2015 and 4.13% in 2014. The discount rate was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Aon/Hewitt AA above median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at January 1, 2017	$(2,642)	$2,787
Service cost and interest cost in 2016	(145)	152

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at January 1, 2017	$10,441	$(9,976)
Service cost and interest cost in 2016	550	(521)

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which specifies the responsibility an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual and interim periods ending after December 15, 2016. The Company adopted this guidance in the fourth quarter of 2016 and there was no impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments,” which addresses presentation and classification of certain cash receipts and payments in the statement of cash flows, with the objective to reduce diversity in practice. The amendment applicable to the Company addresses contingent consideration payments made after a business combination and states (i) cash payments made soon after an acquisition’s consummation date should be classified as cash outflows for investing activities; (ii) cash payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration; and (iii) cash payments made in excess of the original contingent consideration liability should be classified as cash outflows for operating activities. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, however if an entity elects to early adopt one amendment, it must adopt all amendments included in the guidance. The Company adopted the new pronouncements in the third quarter of 2016 and there was no impact on the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not anticipate the adoption of this guidance will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The impact to the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

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

In February 2016, the FASB issued ASU 2016-02 “Leases.” The new guidance requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods beginning the following year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

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

Over the past several years, the FASB has issued several accounting standards for revenue recognition:

•	ASU 2014‑09 “Revenue from Contracts with Customers” was issued in May 2014, which was originally going to be effective for annual and interim periods beginning after December 15, 2016.
•

ASU 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” was issued in July 2015, which deferred the effective date to annual and interim periods beginning after December 15, 2017.

•	ASU 2016-08 “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” was issued in March 2016, which amends certain aspects of the May 2014 new guidance.
•

ASU 2016-11 “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16, Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” was issued in April 2016, which amends certain aspects of the May 2014 new guidance.

•	ASU 2016-12 “Revenue From Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in May 2016, which amends certain aspects of the May 2014 new guidance.
•

ASU 2016-20 “Technical Corrections and Improvements to Topic 606: Revenue From Contracts With Customers” was issued in December 2016 and clarifies the new revenue standard and corrects unintended application of the guidance.

The Company does not plan to early adopt this guidance. The Company has started its evaluation process to assess the impact of the new guidance on the Company’s consolidated financial statements and to determine whether to adopt a full retrospective approach or a modified retrospective approach. The evaluation process includes tasks such as performing an initial scoping analysis to identify key revenue streams, reviewing current revenue-based contracts and evaluating revenue recognition requirements in order to prepare a high-level road map and implementation work plan. Based on the Company’s preliminary review, it does not expect this guidance to have a material impact on net sales. As the Company complete its overall assessment, the Company is also identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Coca‑Cola Bottling Co. Consolidated or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, selling, delivery and administrative (“S,D&A”) expenses, gross profit, income tax rates, earnings per diluted share, dividends, pension plan contributions, estimated sub-bottling liability payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation.

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;
•	the Company’s expectation that certain amounts of goodwill will be deductible for tax purposes;
•

the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees and that the cooperatives will perform their obligations under their debt commitments;

•

the Company’s belief that the ultimate disposition of various claims and legal proceedings which have arisen in the ordinary course of its business will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•

the Company’s belief that CCR and other bottlers from whom the Company purchases finished goods have adequate production capacity to meet sales demands for sparkling and still beverages during peak periods;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;
•

the Company’s belief that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance and that these non-GAAP financial measures allow users to better appreciate the impact of these transactions on the Company’s performance;

•

the Company’s belief that it has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of previously announced additional Expansion Territories and Regional Manufacturing Facilities, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months;

•	the Company’s belief that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $44.1 million assuming no change in volume;

•	the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements;
•	the Company’s belief that it has taken the necessary steps to mitigate risk associated with a phased cut-over to the CONA System
•	the Company’s expectation that certain territories of CCR will be sold to bottlers that are neither members of CONA nor users of the CONA System;
•	the Company’s belief that innovation of both new brands and packages will continue to be important to the Company’s overall revenue;
•	the Company’s expectations as to the timing of certain Expansion Transaction closings;
•

the Company’s belief that the range of undiscounted amounts it could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions will be between $14 million and $25 million;

•

the Company’s belief that the range of income tax payments, excluding any income tax payments resulting from additional completed Expansion Territory transactions or the Territory Conversion Agreement, will be between $5 million and $15 million in 2017;

•	the Company’s belief that the covenants on the Company’s Revolving Credit Facility and Term Loan Facility will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $10 million to $12 million in 2017;
•	the Company’s expectation that postretirement medical care payments will be approximately $3.5 million in 2017;

•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•

the Company’s expectation that additions to property, plant and equipment, excluding additional Expansion Transactions expected to close in 2017, will be in the range of $200 million to $250 million in 2017;

•	the Company’s expectations regarding potential changes in the levels of marketing funding support, external advertising and marketing spending from The Coca‑Cola Company and other beverage companies;
•	the Company’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;
•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;
•	the Company’s expectation that new product introductions, packaging changes and sales promotions will continue to require substantial expenditures;
•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its consolidated financial statements or competitive position;
•	the Company’s belief that the majority of its deferred tax assets will be realized;
•	the Company’s intention to renew substantially all the Allied Beverage Agreements and Still Beverage Agreements as they expire;
•

the Company’s belief that key priorities include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of January 1, 2017, interest expense for the next twelve months would increase by approximately $4.5 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A of this Form 10K, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” in Part I – Item 7, or in other filings or statements made by the Company. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

Caution should be taken not to place undue reliance on the forward-looking statements included in this Report. The Company assumes no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Company’s $450 million Revolving Credit Facility and its $300 million Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of January 1, 2017, interest expense for the next twelve months would increase by approximately $4.5 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Prices

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $44.1 million assuming no change in volume.

In 2016 and 2015, the Company entered into agreements to hedge a portion of the Company’s 2017, 2016 and 2015 commodity purchases.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or S,D&A expenses.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 2.1% in 2016 compared to 0.7% in 2015 and 0.8% in 2014. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and in recent years have moved at a faster rate of change than the consumer price index.

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

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2016	2015	2014
Net sales	$3,156,428	$2,306,458	$1,746,369
Cost of sales	1,940,706	1,405,426	1,041,130
Gross profit	1,215,722	901,032	705,239
Selling, delivery and administrative expenses	1,087,863	802,888	619,272
Income from operations	127,859	98,144	85,967
Interest expense, net	36,325	28,915	29,272
Other income (expense), net	1,870	(3,576)	(1,077)
Gain (loss) on exchange of franchise territory	(692)	8,807	-
Gain on sale of business	-	22,651	-
Bargain purchase gain, net of tax of $1,265	-	2,011	-
Income before taxes	92,712	99,122	55,618
Income tax expense	36,049	34,078	19,536
Net income	56,663	65,044	36,082
Less: Net income attributable to noncontrolling interest	6,517	6,042	4,728
Net income attributable to Coca-Cola Bottling Co. Consolidated	$50,146	$59,002	$31,354

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$5.39	$6.35	$3.38
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$5.39	$6.35	$3.38
Weighted average number of Class B Common Stock shares outstanding	2,168	2,147	2,126

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$5.36	$6.33	$3.37
Weighted average number of Common Stock shares outstanding – assuming dilution	9,349	9,328	9,307

Class B Common Stock	$5.35	$6.31	$3.35
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,208	2,187	2,166

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2016	2015	2014
Net income	$56,663	$65,044	$36,082

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	(4,150)	6,624	(31,839)
Prior service costs	17	21	22
Postretirement benefits reclassification including benefit costs:
Actuarial gain (loss)	(4,286)	2,934	(4,318)
Prior service costs	(2,065)	(2,068)	4,402
Foreign currency translation adjustment	(6)	(4)	(5)
Other comprehensive income (loss), net of tax	(10,490)	7,507	(31,738)

Comprehensive income	46,173	72,551	4,344
Less: Comprehensive income attributable to noncontrolling interest	6,517	6,042	4,728
Comprehensive income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$39,656	$66,509	$(384)

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	January 1, 2017	January 3, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$21,850	$55,498
Accounts receivable, trade	271,661	186,126
Allowance for doubtful accounts	(4,448)	(2,117)
Accounts receivable from The Coca-Cola Company	67,591	28,564
Accounts receivable, other	29,770	24,047
Inventories	143,553	89,464
Prepaid expenses and other current assets	63,834	53,337
Total current assets	593,811	434,919
Property, plant and equipment, net	812,989	525,820
Leased property under capital leases, net	33,552	40,145
Other assets	86,091	63,739
Franchise rights	533,040	527,540
Goodwill	144,586	117,954
Other identifiable intangible assets, net	245,415	136,448
Total assets	$2,449,484	$1,846,565

LIABILITIES AND EQUITY
Current liabilities:
Current portion of obligations under capital leases	$7,527	$7,063
Accounts payable, trade	116,821	82,937
Accounts payable to The Coca-Cola Company	135,155	79,065
Other accrued liabilities	133,885	104,168
Accrued compensation	60,880	49,839
Accrued interest payable	3,639	3,481
Total current liabilities	457,907	326,553
Deferred income taxes	174,854	146,944
Pension and postretirement benefit obligations	126,679	115,197
Other liabilities	378,572	267,090
Obligations under capital leases	41,194	48,721
Long-term debt	907,254	619,628
Total liabilities	2,086,460	1,524,133
Commitments and Contingencies (Note 14)
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Preferred Stock, $.01 par value: authorized - 20,000,000 shares; issued - none
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued-2,799,816 and 2,778,896 shares, respectively	2,798	2,777
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none
Capital in excess of par value	116,769	113,064
Retained earnings	301,511	260,672
Accumulated other comprehensive loss	(92,897)	(82,407)
Treasury stock, at cost: Common Stock - 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	277,131	243,056
Noncontrolling interest	85,893	79,376
Total equity	363,024	322,432
Total liabilities and equity	$2,449,484	$1,846,565

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$56,663	$65,044	$36,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	111,613	78,096	60,397
Amortization of intangibles	5,010	2,800	733
Deferred income taxes	42,942	10,408	4,220
Loss on sale of property, plant and equipment	2,892	1,268	677
Impairment of property, plant and equipment	382	148	-
Gain (loss) on exchange of franchise territory	692	(8,807)	-
Gain on sale of business	-	(22,651)	-
Bargain purchase gain	-	(2,011)	-
Amortization of debt costs	1,855	2,011	1,938
Stock compensation expense	7,154	7,300	3,542
Fair value adjustment of acquisition related contingent consideration	(1,910)	3,576	1,077
Change in current assets less current liabilities (exclusive of acquisition)	(39,909)	(18,262)	(16,331)
Change in other noncurrent assets (exclusive of acquisition)	(14,564)	(4,292)	(3,195)
Change in other noncurrent liabilities (exclusive of acquisition)	(10,850)	(6,214)	3,333
Other	25	(124)	(570)
Total adjustments	105,332	43,246	55,821
Net cash provided by operating activities	161,995	108,290	91,903

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisition)	(172,586)	(163,887)	(84,364)
Proceeds from the sale of property, plant and equipment	1,072	1,891	1,701
Proceeds from the sale of BYB Brands, Inc.	-	26,360	-
Investment in CONA Services LLC	(7,875)	-	-
Acquisition of Expansion Territories, net of cash acquired	(272,637)	(81,707)	(41,588)
Net cash used in investing activities	(452,026)	(217,343)	(124,251)

Cash Flows from Financing Activities:
Borrowings under Senior Notes, net of discount	-	349,913	-
Borrowings under Term Loan Facility	300,000	-	-
Borrowing under Revolving Credit Facility	410,000	334,000	191,624
Payment of Revolving Credit Facility	(258,000)	(405,000)	(125,624)
Payment of Senior Notes	(164,757)	(100,000)	-
Repayment of Lines of Credit	-	-	(20,000)
Cash dividends paid	(9,307)	(9,287)	(9,266)
Excess tax expense (benefit) from stock-based compensation	-	-	176
Payment of acquisition related contingent consideration	(13,550)	(4,039)	(212)
Principal payments on capital lease obligations	(7,063)	(6,555)	(5,939)
Other	(940)	(3,576)	(1,077)
Net cash provided by financing activities	256,383	155,456	29,682

Net increase (decrease) in cash	(33,648)	46,403	(2,666)
Cash at beginning of year	55,498	9,095	11,761
Cash at end of year	$21,850	$55,498	$9,095

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,726	$2,225	$1,763
Capital lease obligations incurred	-	3,361	-
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	15,704	14,006	9,185

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Noncontrolling Interest	Total Equity
Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(60,845)	$(409)	$191,320	$68,606	$259,926
Net income	-	-	-	31,354	-	-	-	31,354	4,728	36,082
Other comprehensive income (loss), net of tax	-	-	-	-	(31,738)	-	-	(31,738)	-	(31,738)
Cash dividends paid:
Common ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common ($1.00 per share)	-	-	-	(2,125)	-	-	-	(2,125)	-	(2,125)
Issuance of 20,900 shares of Class B Common Stock	-	21	1,742	-	-	-	-	1,763	-	1,763
Stock compensation adjustment	-	-	176	-	-	-	-	176	-	176
Balance on Dec. 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(60,845)	$(409)	$183,609	$73,334	$256,943
Net income	-	-	-	59,002	-	-	-	59,002	6,042	65,044
Other comprehensive income (loss), net of tax	-	-	-	-	7,507	-	-	7,507	-	7,507
Cash dividends paid:
Common ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common ($1.00 per share)	-	-	-	(2,146)	-	-	-	(2,146)	-	(2,146)
Issuance of 20,920 shares of Class B Common Stock	-	21	2,204	-	-	-	-	2,225	-	2,225
Balance on January 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(60,845)	$(409)	$243,056	$79,376	$322,432
Net income	-	-	-	50,146	-	-	-	50,146	6,517	56,663
Other comprehensive income (loss), net of tax	-	-	-	-	(10,490)	-	-	(10,490)	-	(10,490)
Cash dividends paid:
Common ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common ($1.00 per share)	-	-	-	(2,166)	-	-	-	(2,166)	-	(2,166)
Issuance of 20,920 shares of Class B Common Stock	-	21	3,705	-	-	-	-	3,726	-	3,726
Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Coca‑Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca‑Cola Company, and is the largest independent Coca‑Cola bottler in the United States. The Company manages its business on the basis of four operating segments and two reporting segments.

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary with significant noncontrolling interest. Piedmont distributes and markets nonalcoholic beverages in portions of North Carolina and South Carolina. The Company provides a portion of the nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. Refer to Note 2 for additional information.

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company is engaged in a multi-year series of transactions with The Coca‑Cola Company and Coca‑Cola Refreshments, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to expand its distribution operations significantly through the acquisition both of rights to serve additional distribution territories previously served by CCR and of related distribution assets. Refer to Note 3 for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

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

Fiscal Year

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The fiscal years presented are:

•	The 52-week period ended January 1, 2017 (“2016”)
•	The 53-week period ended January 3, 2016 (“2015”); and
•	The 52-week period ended December 28, 2014 (“2014”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days. The Company maintains cash deposits with major banks, which, from time to time, may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal.

Accounts Receivable, Trade

The Company sells its products to mass merchandise retailers, supermarkets retailers, convenience stores and other customers and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. The Company’s trade accounts receivable are typically collected within 30 days from the date of sale.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors, including the specific industry in which a particular customer operates. When the Company becomes aware of a customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, an allowance for doubtful accounts is recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for finished products and manufacturing materials and on the average cost method for plastic shells, plastic pallets and other inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements on operating leases are depreciated over the shorter of the estimated useful lives or the term of the lease, including renewal options the Company determines are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing facilities are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in selling, delivery and administrative (“S,D&A”) expenses.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets.

Leased Property Under Capital Leases

Leased property under capital leases is depreciated using the straight-line method over the lease term.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $10.9 million in 2016, $9.3 million in 2015 and $7.6 million in 2014.

Franchise Rights and Goodwill

All business combinations are accounted for using the acquisition method. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. Franchise rights and goodwill are the only intangible assets the Company classifies as indefinite lived.

The Company performs its annual impairment test as of the first day of the fourth quarter each year. For both franchise rights and goodwill, when appropriate, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the franchise rights or goodwill is below its carrying value.

When a quantitative analysis is considered necessary for the annual impairment analysis of franchise rights, the Company utilizes the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is new, owning only franchise rights, and making investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is compared to the carrying value on an aggregated basis to determine whether an impairment is needed.

The Company has determined it has one reporting unit, within the Nonalcoholic Beverages reportable segment, for the purpose of assessing goodwill for potential impairment. The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount, including goodwill, exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. In the second step, a comparison is made between the book value of goodwill and the implied fair value of goodwill. Implied fair value of goodwill is determined by comparing the fair value of the reporting unit to the book value of its net identifiable assets, excluding goodwill. To estimate the implied fair value of goodwill for a reporting unit, the Company assigns the fair value of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as an impairment.

To the extent the actual and projected cash flows decline in the future or if market conditions significantly deteriorate, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights or goodwill.

Other Identifiable Intangible Assets

Other identifiable intangible assets primarily represent customer relationships and distribution rights, and are amortized on a straight-line basis over their estimated useful lives.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the Comprehensive Beverage Agreements (“CBAs”) over the remaining useful life of the related distribution rights intangible assets. Under the CBAs, the Company is required to make quarterly sub-bottling payments on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and related products, as defined in the agreements, in certain acquired territories. The quarterly sub-bottling payment is based on sales of certain beverages and beverage products sold under the same trademarks that identify a covered beverage, related product or certain cross-licensed brands, as defined in the CBAs.

Each reporting period, the Company evaluates future cash flows associated with its acquired territories and the associated discount rate to determine the fair value of the contingent consideration. These cash flows represent the Company’s best estimate of amounts which will be paid to The Coca‑Cola Company under the CBAs over the remaining life of certain distribution rights intangible assets. The discount rate represents the Company’s weighted average cost of capital at the reporting date of the fair value calculation. Changes in the fair value of the acquisition related contingent consideration are included in “Other income (expense)” on the Consolidated Statement of Operations.

Pension and Postretirement Benefit Plans

The Company has a noncontributory pension plan covering certain nonunion employees and a noncontributory pension plan covering certain union employees. Costs of the plans are charged to current operations and include several components of net periodic pension cost based on actuarial assumptions regarding future expectations of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations and the Company expenses amounts as paid in accordance with union agreements. The Company recognizes the cost of postretirement benefits, which consist primarily of medical benefits, during employees’ periods of active service.

Amounts recorded for benefit plans reflect estimates related to interest rates, investment returns, employee turnover and health care costs. The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards, as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both the title and the risks and benefits of ownership are transferred, price is fixed and determinable, collection is reasonably assured and, in the event of full service vending, when cash is collected from the vending machines. Appropriate provisions are made for uncollectible accounts.

The Company receives service fees from The Coca‑Cola Company for the delivery of fountain syrup products to The Coca‑Cola Company’s fountain customers and for the repair of fountain equipment owned by The Coca‑Cola Company. These service fees are recognized as revenue when the respective services are completed. Service revenue represents approximately one percent of net sales, and is presented within the Nonalcoholic Beverages segment.

In addition to delivering its own products, the Company performs freight hauling and brokerage for third parties. The freight charges are recognized as revenue when the delivery is complete. Freight revenue from third parties represents approximately two percent of net sales, and is presented within the All Other segment.

Revenues do not include sales or other taxes collected from customers.

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs with The Coca‑Cola Company, other beverage companies and customers to increase the sale of its products. In addition, coupon programs are deployed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca‑Cola Company and other beverage companies, included as deductions to net sales, totaled $117.0 million in 2016, $71.4 million in 2015 and $61.7 million. Programs negotiated with customers include arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs.

Marketing Funding Support

The Company receives marketing funding support payments in cash from The Coca‑Cola Company and other beverage companies. Payments to the Company for marketing programs to promote the sale of bottle/can volume and fountain syrup volume are recognized as a reduction of cost of sales, primarily on a per unit basis, as the product is sold. Payments for periodic programs are recognized in the period during which they are earned.

Cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products or services. As such, the cash received is accounted for as a reduction of cost of sales unless it is a specific reimbursement of costs or payments for services. Payments the Company receives from The Coca‑Cola Company and other beverage companies for marketing funding support are classified as reductions of cost of sales.

Derivative Financial Instruments

The Company uses derivative financial instruments, with the intent of reducing risk over time, to manage its exposure to movements in interest rates and certain commodity prices. The Company does not use financial instruments for trading purposes, and it does not use leveraged financial instruments. Credit risk related to the derivative financial instruments is managed by requiring high credit standards for its counterparties and periodic settlements. The Company records all derivative instruments in the consolidated financial statements at fair value.

Commodity Hedges

The Company uses derivative instruments to hedge some or all of its projected purchases of aluminum and of diesel fuel and unleaded gasoline for the Company’s delivery fleet and other vehicles. The Company generally pays a fee for these instruments, which is amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of related costs which are included in either cost of sales or S,D&A expenses.

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

Cost of Sales

Cost of sales includes raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Selling, Delivery and Administrative Expenses

S,D&A expenses include sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangibles and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal control services, human resources and executive management costs.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $314.3 million in 2016, $222.9 million in 2015 and $211.6 million in 2014.

Delivery fees charged by the Company are used to offset a portion of the Company’s delivery and handling costs. The fees are recorded net sales and are presented within the Nonalcoholic Beverages segment. There were delivery fees of $6.0 million in 2016, $6.3 million in 2015 and $6.2 million in 2014 recorded to net sales.

Stock Compensation with Contingent Vesting

In April 2008, the stockholders of the Company approved a Performance Unit Award Agreement for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units are subject to vesting in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year will be equal the product of 40,000 multiplied by the overall goal achievement factor, not to exceed 100%, under the Company’s Annual Bonus Plan.

Each annual 40,000 unit tranche has an independent performance requirement that is not established until the Company’s Annual Bonus Plan targets are approved during the first quarter of each year by the Compensation Committee of the Board of Directors. As a result, each 40,000 unit tranche is considered to have its own service inception date, grant-date and requisite service period. The Performance Unit Award Agreement does not entitle Mr. Harrison, to participate in dividends or voting rights until each installment has vested and related shares are issued. Mr. Harrison may satisfy tax withholding requirements in whole or in part by requiring the Company to settle in cash such a number of units otherwise payable in Class B Common Stock to meet the maximum statutory tax withholding requirements. The Company recognizes compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the end of each accounting period, unless the achievement of the performance requirement for the fiscal year is considered unlikely.

See Note 17 to the consolidated financial statements for additional information on Mr. Harrison’s stock compensation program.

Net Income Per Share

The Company applies the two-class method for calculating and presenting net income per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared or accumulated and participation rights in undistributed earnings. Under this method:

(a)

Income from continuing operations (“net income”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid for the current period.

(b)

The remaining earnings (“undistributed earnings”) are allocated to Common Stock and Class B Common Stock to the extent each security may share in earnings as if all the earnings for the period had been distributed. The total earnings allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for a participation feature.

(c)

The total earnings allocated to each security is then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.

(d)	Basic and diluted earnings per share (“EPS”) data are presented for each class of common stock.

In applying the two-class method, the Company determined undistributed earnings should be allocated equally on a per share basis between the Common Stock and Class B Common Stock due to the aggregate participation rights of the Class B Common Stock (i.e., the voting and conversion rights) and the Company’s history of paying dividends equally on a per share basis on the Common Stock and Class B Common Stock.

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties About An Entity’s Ability To Continue As A Going Concern,” which specifies the responsibility an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual and interim periods ending after December 15, 2016. The Company adopted this guidance in the fourth quarter of 2016 and there was no impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments,” which addresses presentation and classification of certain cash receipts and payments in the statement of cash flows, with the objective to reduce diversity in practice. The amendment applicable to the Company addresses contingent consideration payments made after a business combination and states (1) cash payments made soon after an acquisition’s consummation date should be classified as cash outflows for investing activities; (2) cash payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration; and (3) cash payments made in excess of the original contingent consideration liability should be classified as cash outflows for operating activities. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, however if an entity elects to early adopt one amendment, it must adopt all amendments included in the guidance. The Company adopted the new pronouncements in the third quarter of 2016 and there was no impact on the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not anticipate the adoption of this guidance will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The impact to the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

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

In February 2016, the FASB issued ASU 2016-02 “Leases.” The new guidance requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods beginning the following year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

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

Over the past several years, the FASB has issued several accounting standards for revenue recognition:

•	ASU 2014‑09 “Revenue from Contracts with Customers” was issued in May 2014, which was originally going to be effective for annual and interim periods beginning after December 15, 2016.
•

ASU 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” was issued in July 2015, which deferred the effective date to annual and interim periods beginning after December 15, 2017.

•	ASU 2016-08 “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” was issued in March 2016, which amends certain aspects of the May 2014 new guidance.
•

ASU 2016-11 “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16, Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” was issued in April 2016, which amends certain aspects of the May 2014 new guidance.

•	ASU 2016-12 “Revenue From Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in May 2016, which amends certain aspects of the May 2014 new guidance.
•

ASU 2016-20 “Technical Corrections and Improvements to Topic 606: Revenue From Contracts With Customers” was issued in December 2016 and clarifies the new revenue standard and corrects unintended application of the guidance.

The Company does not plan to early adopt this guidance. The Company has started its evaluation process to assess the impact of the new guidance on the Company’s consolidated financial statements and to determine whether to adopt a full retrospective approach or a modified retrospective approach. The evaluation process includes tasks such as performing an initial scoping analysis to identify key revenue streams, reviewing current revenue-based contracts and evaluating revenue recognition requirements in order to prepare a high-level road map and implementation work plan. Based on the Company’s preliminary review, it does not expect this guidance to have a material impact on net sales. As the Company complete its overall assessment, the Company is also identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

2.	Piedmont Coca-Cola Bottling Partnership

In 1993, the Company and The Coca‑Cola Company formed Piedmont to distribute and market nonalcoholic beverages primarily in portions of North Carolina and South Carolina. The Company provides a portion of the nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. These intercompany transactions are eliminated in the consolidated financial statements.

The Company currently provides financing to Piedmont under an agreement that expires on December 31, 2017. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. There were no amounts outstanding under this agreement at January 1, 2017 or January 3, 2016.

Noncontrolling interest as of January 1, 2017, January 3, 2016 and December 28, 2014 primarily represents the portion of Piedmont owned by The Coca‑Cola Company. The Coca‑Cola Company’s interest in Piedmont was 22.7% in all periods reported.

Noncontrolling interest income of $6.5 million in 2016, $6.0 million in 2015 and $4.7 million in 2014 is included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations.

Noncontrolling interest primarily related to Piedmont is shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets and totaled $85.9 million at January 1, 2017 and $79.4 million at January 3, 2016.

3.	Acquisitions and Divestitures

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

•	January 29, 2016 – The second closing under the September 2015 APA occurred for territories served by distribution facilities in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia.
•	April 1, 2016 – The third closing under the September 2015 APA occurred for territories served by distribution facilities in Alexandria, Virginia and Capitol Heights and La Plata, Maryland.
•	April 29, 2016 – The final closing for under the September 2015 APA occurred for territories served by distribution facilities in Baltimore, Hagerstown and Cumberland, Maryland.

The May 2015 LOI contemplated that The Coca‑Cola Company would work collaboratively with the Company and certain other expanding participating bottlers in the U.S. to implement a national product supply system. As a result of subsequent discussions with The Coca‑Cola Company, on September 23, 2015, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “September 2015 LOI”) pursuant to which CCR would sell six manufacturing facilities (“Regional Manufacturing Facilities”) and related manufacturing assets (collectively, “Manufacturing Assets”) to the Company as the Company becomes a regional producing bottler (“Regional Producing Bottler”) in the national product supply system (the “Manufacturing Facility Expansion Transactions” and, together with the Distribution Territory Expansion Transactions, the “Expansion Transactions”). Similar to, and as an integral part of, the Distribution Territory Expansion Transactions described in the May 2015 LOI, the September 2015 LOI contemplated that the sale of the Manufacturing Assets by CCR to the Company would be accomplished in two phases: (i) the first phase would include three Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland that serve certain of the distribution territories acquired by the Company under the September 2015 APA and (ii)  the second phase would include three Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois.

On October 30, 2015, the Company and CCR entered into an asset purchase agreement (the “October 2015 APA”) for the first phase of the Manufacturing Facility Expansion Transactions contemplated by the September 2015 LOI, including Regional Manufacturing Facilities located in Sandston, Virginia; Silver Spring, Maryland; and Baltimore, Maryland. Following is a summary of key closing dates for the transactions covered by the October 2015 APA:

•	January 29, 2016 – The first closing under the October 2015 APA occurred for the Sandston, Virginia facility.
•	April 29, 2016 – The interim and final closings under the October 2015 APA occurred for the Silver Spring, Maryland facility and the Baltimore, Maryland facility.

On February 8, 2016, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “February 2016 LOI”) pursuant to which CCR would (i) grant the Company exclusive rights for the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed products in additional territories served by CCR in northern Ohio, (ii) sell the Company certain assets that included rights to distribute those cross-licensed brands distributed in the territories by CCR as well as the assets used by CCR in the distribution of the cross-licensed brands and The Coca‑Cola Company brands, and (iii) sell to the Company an additional Regional Manufacturing Facility currently owned by CCR located in Twinsburg, Ohio and related Manufacturing Assets. The transactions proposed in the February 2016 LOI would provide exclusive distribution rights for the Company in the following major markets: Akron, Elyria, Toledo, Willoughby, and Youngstown County in Ohio.

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

On September 1, 2016, the Company and CCR entered into an asset purchase agreement (the “September 2016 Distribution APA”) for the second phase of the additional distribution territory contemplated by the May 2015 LOI and for a portion of the additional distribution territory contemplated by the CCR June 2016 LOI, including territories located in (i) central and southern Ohio, (ii) northern Kentucky, (iii) large portions of Indiana and (iv) parts of Illinois and West Virginia that are currently served by CCR. Following is a summary of key closing dates for the transactions covered by the September 2016 Distribution APA:

•	October 28, 2016 – The first closing under the September 2016 Distribution APA occurred for territories served by distribution facilities in Cincinnati, Dayton, Lima and Portsmouth, Ohio.
•

January 27, 2017 – Subsequent to the end of 2016, the second closing under the September 2016 Distribution APA occurred for territories served by distribution facilities in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana.

On September 1, 2016, the Company and CCR also entered into an asset purchase agreement (the “September 2016 Manufacturing APA”) for the second phase of the Regional Manufacturing Facility acquisitions contemplated by the September 2015 LOI, including Regional Manufacturing Facilities located in Indianapolis, Indiana; Portland, Indiana; and Cincinnati, Ohio that serve the distribution territories in central and southern Ohio, northern Kentucky and parts of Indiana and Illinois to be acquired by the Company under the September 2016 Distribution APA. On October 28, 2016, the first closing under the September 2016 Manufacturing APA occurred for the Cincinnati, Ohio facility.

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

2014 Expansion Territories

On May 23, 2014, the Company acquired distribution rights and related assets for the Johnson City and Morristown, Tennessee territory, and on October 24, 2014, the Company acquired distribution rights and related assets for the Knoxville, Tennessee territory from CCR. The cash purchase price for the 2014 Expansion Territories was $43.1 million, which includes all post-closing adjustments.

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

Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina Territory Acquisitions

On September 23, 2015, the Company and CCR entered into the September 2015 APA related, in part, to the territory served by CCR through CCR’s facilities and equipment located in Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina (the “October 2015 Expansion Territory”). The closing of this transaction occurred on October 30, 2015, for a cash purchase price of $26.7 million, which includes all post-closing adjustments.

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

The fair value of acquired assets and assumed liabilities, which for the May 2015 Expansion Territory remains subject to adjustment in accordance with the terms and conditions of the February 2015 APA, of the 2015 Expansion Territories and the Annapolis MRC as of the acquisition dates is summarized as follows:

(in thousands)	January 2015 Expansion Territory	February 2015 Expansion Territory	May 2015 Expansion Territory	October 2015 Expansion Territory	Annapolis MRC	Total 2015 Expansion Territories
Cash	$59	$105	$45	$160	$-	$369
Inventories	1,238	1,268	1,045	2,563	109	6,223
Prepaid expenses and other current assets	714	1,108	224	1,306	-	3,352
Accounts receivable from The Coca-Cola Company	322	740	294	824	-	2,180
Property, plant and equipment	6,291	15,656	6,210	24,832	8,492	61,481
Other assets (including deferred taxes)	336	1,352	494	4,392	-	6,574
Goodwill	1,388	1,520	1,027	6,723	-	10,658
Other identifiable intangible assets	12,950	20,350	1,700	49,100	-	84,100
Total acquired assets	$23,298	$42,099	$11,039	$89,900	$8,601	$174,937

Current liabilities (acquisition related contingent consideration)	$843	$1,659	$281	$547	$-	$3,330
Other current liabilities	125	974	494	4,222	-	5,815
Other liabilities	-	823	10	-	1,265	2,098
Other liabilities (acquisition related contingent consideration)	9,131	20,625	2,748	58,925	-	91,429
Total assumed liabilities	$10,099	$24,081	$3,533	$63,694	$1,265	$102,672

The fair value of the acquired identifiable intangible assets of the 2015 Expansion Territories as of the acquisition dates is as follows:

(in thousands)	January 2015 Expansion Territory	February 2015 Expansion Territory	May 2015 Expansion Territory	October 2015 Expansion Territory	Total 2015 Expansion Territories	Estimated Useful Lives
Distribution agreements	$12,400	$19,200	$1,500	$47,900	$81,000	40 years
Customer lists	550	1,150	200	1,200	3,100	12 years
Total acquired identifiable intangible assets	$12,950	$20,350	$1,700	$49,100	$84,100

The goodwill of $1.4 million, $1.5 million, $1.0 million and $6.7 million for the January 2015 Expansion Territory, February 2015 Expansion Territory, May 2015 Expansion Territory and October 2015 Expansion Territory, respectively, is all included in the Nonalcoholic Beverages segment and is primarily attributed to the workforce acquired. Goodwill of $1.1 million, $0.2 million and $0.2 million is expected to be deductible for tax purposes for the January 2015 Expansion Territory, May 2015 Expansion Territory and October 2015 Expansion Territory, respectively. No goodwill is expected to be deductible for tax purposes for the February 2015 Expansion Territory.

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

The goodwill of $1.9 million related to the Lexington Expansion Territory, which is included in the Nonalcoholic Beverages segment, is primarily attributed to the workforce of the territories and is expected to be deductible for tax purposes.

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

2016 Expansion Transactions

During 2016, the Company acquired distribution rights and related assets for the following territories: Easton, Salisbury, Capitol Heights, La Plata, Baltimore, Hagerstown and Cumberland, Maryland; Richmond, Yorktown and Alexandria, Virginia; Cincinnati, Dayton, Lima and Portsmouth, Ohio; and Louisa, Kentucky. The Company also acquired the Regional Manufacturing Facilities and related Manufacturing Assets in Sandston, Virginia; Silver Spring and Baltimore, Maryland; and Cincinnati, Ohio during 2016. Collectively, these are the “2016 Expansion Transactions.” The details of the 2016 Expansion Transactions are included below.

Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia Territory Acquisitions and Sandston, Virginia Regional Manufacturing Facility Acquisition

The September 2015 APA contemplated, in part, the Company’s acquisition of distribution rights and related assets in the territory served by CCR through CCR’s facilities and equipment located in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia and the October 2015 APA contemplated, in part, the Company’s acquisition of the Regional Manufacturing Facility and related Manufacturing Assets in Sandston, Virginia (the “January 2016 Expansion Transactions”). The closing of the January 2016 Expansion Transactions occurred on January 29, 2016, for a cash purchase price of $65.7 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and October 2015 APA.

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

Baltimore, Hagerstown and Cumberland, Maryland Territory Acquisitions and Silver Spring and Baltimore, Maryland Regional Manufacturing Facilities Acquisitions

On April 29, 2016, the Company completed the remaining transactions contemplated by (i) the September 2015 APA, by acquiring distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Baltimore, Hagerstown and Cumberland, Maryland, and (ii) the October 2015 APA, by acquiring the Regional Manufacturing Facilities and related Manufacturing Assets in Silver Spring and Baltimore, Maryland (the “April 29, 2016 Expansion Transactions”). The closing of the April 29, 2016 Expansion Transactions occurred for a cash purchase price of $69.0 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and October 2015 APA.

Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky Territory Acquisitions and Cincinnati, Ohio Regional Manufacturing Facility Acquisition

On October 28, 2016, the Company completed the initial transactions contemplated by (i) the September 2016 Distribution APA, by acquiring distribution rights and related assets in the Expansion Territories served by CCR through CCR’s facilities and equipment located in Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky, and (ii) the September 2016 Manufacturing APA, by acquiring the Regional Manufacturing Facility and related manufacturing assets located in Cincinnati, Ohio (the “October 2016 Expansion Transactions”). The closing of the October 2016 Expansion Transactions occurred for a cash purchase price of $98.2 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA.

The fair value of acquired assets and assumed liabilities of the 2016 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2016 Expansion Transactions	April 1, 2016 Expansion Transaction	April 29, 2016 Expansion Transactions	October 2016 Expansion Transactions	Total 2016 Expansion Transactions
Cash	$179	$219	$161	$150	$709
Inventories	10,159	3,748	13,850	18,513	46,270
Prepaid expenses and other current assets	2,775	1,945	3,774	4,181	12,675
Accounts receivable from The Coca-Cola Company	1,135	1,176	1,140	1,253	4,704
Property, plant and equipment	46,149	54,135	58,679	68,130	227,093
Other assets (including deferred taxes)	2,351	1,536	5,146	666	9,699
Goodwill	9,388	1,956	7,795	7,133	26,272
Other identifiable intangible assets	1,300	-	23,450	66,500	91,250
Total acquired assets	$73,436	$64,715	$113,995	$166,526	$418,672

Current liabilities (acquisition related contingent consideration)	$361	$742	$1,307	$3,318	$5,728
Other current liabilities	591	4,231	5,482	7,165	17,469
Accounts payable to The Coca-Cola Company	650	-	-	-	650
Other liabilities	-	266	2,635	761	3,662
Other liabilities (acquisition related contingent consideration)	6,144	23,924	35,561	57,066	122,695
Total assumed liabilities	$7,746	$29,163	$44,985	$68,310	$150,204

The fair value of the acquired identifiable intangible assets as of the acquisition dates is as follows:

(in thousands)	January 2016 Expansion Transactions	April 29, 2016 Expansion Transactions	October 2016 Expansion Transactions	Total 2016 Expansion Transactions	Estimated Useful Lives
Distribution agreements	$750	$22,000	$63,900	$86,650	40 years
Customer lists	550	1,450	2,600	4,600	12 years
Total acquired identifiable intangible assets	$1,300	$23,450	$66,500	$91,250

The goodwill of $9.4 million, $2.0 million, $7.8 million and $7.1 million for the January 2016 Expansion Transactions, April 1, 2016 Expansion Transaction, April 29, 2016 Expansion Transactions and October 2016 Expansion Transactions, respectively, is all included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $5.9 million and $13.1 million is expected to be deductible for tax purposes for the January 2016 Expansion Transactions and October 2016 Expansion Transactions, respectively. No goodwill is expected to be deductible for the April 1, 2016 Expansion Transaction or the April 29, 2016 Expansion Transactions.

The Company has preliminarily allocated the purchase price of the May 2015 Expansion Territory and the 2016 Expansion Transactions to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained.

The anticipated range of amounts the Company could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions is between $14 million and $25 million.

Expansion Transactions Financial Results

The financial results of the 2016 Expansion Transactions, the 2015 Expansion Territories, the 2015 Asset Exchange and the 2014 Expansion Territories have been included in the Company’s consolidated financial statements from their respective acquisition or exchange dates. These territories contributed the following amounts to the Company’s consolidated statement of operations:

	Fiscal Year
(in thousands)	2016	2015	2014
Net sales from 2014 Expansion Territories	$161,482	$158,393	$45,120
Net sales from 2015 Expansion Territories & 2015 Asset Exchange	469,440	278,691	-
Net sales from 2016 Expansion Transactions	592,329	-	-
Total expansion transactions impact to net sales	$1,223,251	$437,084	$45,120

Operating income from 2014 Expansion Territories	$4,933	$3,553	$3,417
Operating income from 2015 Expansion Territories & 2015 Asset Exchange	1,907	3,364	-
Operating income from 2016 Expansion Transactions	22,373	-	-
Total expansion transactions impact to operating income	$29,213	$6,917	$3,417

The Company incurred $6.1 million, $5.8 million and $5.3 million in transaction related expenses for the Expansion Transactions in 2016, 2015 and 2014, respectively. These expenses are included within Selling, delivery and administrative expenses on the Consolidated Statements of Operations.

2016 Expansion Transactions and 2015 Expansion Territories Pro Forma Financial Information

The purpose of the pro forma is to present the net sales and the income from operations of the combined entity as though the current year acquisitions had occurred as of the beginning of each period presented. The pro forma combined net sales and income from operations do not necessarily reflect what the combined Company’s net sales and income from operations would have been had the acquisitions occurred at the beginning of each period presented. The pro forma financial information also may not be useful in predicting the future financial results of the combined company. The actual results may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

The following table represents the unaudited pro forma net sales for the Company for the 2016 Expansion Transactions and the 2015 Expansion Territories.

	Fiscal Year
(in thousands)	2016	2015
Net sales as reported	$3,156,428	$2,306,458
Pro forma adjustments (unaudited)	441,642	1,026,245
Net sales pro forma (unaudited)	$3,598,070	$3,332,703

The following table represents the unaudited pro forma income from operations for the Company for the 2016 Expansion Transactions. The income from operations for the 2015 Expansion Territories are not presented as these are considered impracticable for disclosure.

	Fiscal Year
(in thousands)	2016	2015
Income from operations as reported	$127,859	$98,144
Pro forma adjustments (unaudited)	27,263	39,178
Income from operations pro forma (unaudited)	$155,122	$137,322

Glacéau Distribution Termination Agreement

On June 29, 2016, the Company entered into an agreement with The Coca‑Cola Company and CCR which authorizes the Company to market, promote, distribute and sell glacéau vitaminwater, glacéau smartwater and glacéau vitaminwater zero drops in certain geographic territories including the District of Columbia and portions of Delaware, Maryland and Virginia, beginning on January 1, 2017.

Pursuant to the agreement, the Company made a payment to The Coca‑Cola Company of $15.6 million on February 16, 2017, which was recorded in Accounts payable to The Coca‑Cola Company as of January 1, 2017, and represented a portion of the total payment made by The Coca‑Cola Company to terminate a distribution arrangement with a prior distributor in this territory. Additionally, the Company recorded a $5.4 million acquisition related contingent consideration in Other liabilities related to this agreement. The total of $21.0 million, which represents the Company’s rights to market, promote, distribute and sell glacéau products in certain geographic territories, was recorded as a Distribution agreement intangible asset as of January 1, 2017.

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly owned subsidiary of the Company to The Coca‑Cola Company. Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million. As a result of the sale, the Company recognized a gain of $22.7 million, which was recorded to Gain on sale of business in the consolidated financial statements in 2015. BYB contributed the following amounts to the Company’s consolidated statement of operations:

	Fiscal Year
(in thousands)	2015	2014
Net sales	$23,875	$34,089
Operating income (loss)	1,809	(357)

4.	Inventories

Inventories consisted of the following:

(in thousands)	January 1, 2017	January 3, 2016
Finished products	$90,259	$56,252
Manufacturing materials	23,196	12,277
Plastic shells, plastic pallets and other inventories	30,098	20,935
Total inventories	$143,553	$89,464

The growth in the inventory balances at January 1, 2017, as compared to January 3, 2016, is primarily a result of inventory acquired through the acquisitions of the Expansion Territories in 2016.

5.	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

			Estimated
(in thousands)	January 1, 2017	January 3, 2016	Useful Lives
Land	$68,541	$24,731
Buildings	201,247	134,496	8-50 years
Machinery and equipment	229,119	165,733	5-20 years
Transportation equipment	316,929	251,712	4-20 years
Furniture and fixtures	78,219	59,500	3-10 years
Cold drink dispensing equipment	484,771	398,867	5-17 years
Leasehold and land improvements	112,393	94,208	5-20 years
Software for internal use	105,405	97,760	3-10 years
Construction in progress	14,818	24,632
Total property, plant and equipment, at cost	1,611,442	1,251,639
Less: Accumulated depreciation and amortization	798,453	725,819
Property, plant and equipment, net	$812,989	$525,820

Depreciation and amortization expense was $111.6 million, $78.1 million and $60.4 million in 2016, 2015, and 2014, respectively. These amounts included amortization expense for leased property under capital leases.

During 2016, 2015, and 2014, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

6.	Leased Property Under Capital Leases

Leased property under capital leases consisted of the following:

			Estimated
(in thousands)	January 1, 2017	January 3, 2016	Useful Lives
Leased property under capital leases	$94,125	$98,001	3-20 years
Less: Accumulated amortization	60,573	57,856
Leased property under capital leases, net	$33,552	$40,145

As of January 1, 2017, real estate represented all of the leased property under capital leases, net and $19.4 million of this real estate is leased from related parties as discussed in Note 19 to the consolidated financial statements. The Company’s outstanding lease obligations for capital leases were $48.7 million as of January 1, 2017 and $55.8 million as of January 3, 2016.

7.	Franchise Rights and Goodwill

A reconciliation of the activity for franchise rights and goodwill for 2016 and 2015 follows:

(in thousands)	Franchise rights	Goodwill	Total
Balance on December 28, 2014	$520,672	$106,220	$626,892
2015 Expansion Territories	-	10,319	10,319
Asset Exchange Transaction	6,868	316	7,184
Measurement period adjustment	-	1,099	1,099
Balance on January 3, 2016	$527,540	$117,954	$645,494
2016 Expansion Transactions	-	26,272	26,272
Asset Exchange Transaction	5,500	(682)	4,818
Measurement period adjustment	-	1,042	1,042
Balance on January 1, 2017	$533,040	$144,586	$677,626

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2016, 2015 and 2014 and determined there was no impairment of the carrying value of these assets.

8.	Other Identifiable Intangible Assets

Other identifiable intangible assets consisted of the following:

	January 1, 2017
(in thousands)	Cost	Accumulated Amortization	Total, net	Estimated Useful Lives
Distribution agreements	$242,486	$7,498	$234,988	20-40 years
Customer lists and other identifiable intangible assets	15,938	5,511	10,427	12-20 years
Total other identifiable intangible assets	$258,424	$13,009	$245,415

	January 3, 2016
(in thousands)	Cost	Accumulated Amortization	Total, net	Estimated Useful Lives
Distribution agreements	$133,109	$3,323	$129,786	20-40 years
Customer lists and other identifiable intangible assets	11,338	4,676	6,662	12-20 years
Total other identifiable intangible assets	$144,447	$7,999	$136,448

A reconciliation of the activity for other identifiable intangible assets for 2016 and 2015 follows:

(in thousands)	Distribution Agreements	Customer Lists and Other Identifiable Intangible Assets	Total Other Identifiable Intangible Assets
Balance on December 28, 2014	$53,841	$3,307	$57,148
2015 Expansion Territories	81,000	3,100	84,100
Asset Exchange Transaction	200	800	1,000
Measurement period adjustment	(3,000)	-	(3,000)
Accumulated amortization	(2,255)	(545)	(2,800)
Balance on January 3, 2016	$129,786	$6,662	$136,448
2016 Expansion Transactions	86,650	4,600	91,250
Glacéau Distribution Agreement	21,032	-	21,032
Measurement period adjustment and other distribution agreements	1,695	-	1,695
Accumulated amortization	(4,175)	(835)	(5,010)
Balance on January 1, 2017	$234,988	$10,427	$245,415

Other identifiable intangible assets are amortized on a straight line basis. Amortization expense related to other identifiable intangible assets was $5.0 million, $2.8 million and $0.7 million for 2016, 2015 and 2014, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of January 1, 2017 will be $7.2 million each year for 2017 through 2021.

9.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	January 1, 2017	January 3, 2016
Accrued insurance costs	$28,248	$24,353
Accrued marketing costs	24,714	24,959
Employee and retiree benefit plan accruals	23,858	19,155
Checks and transfers yet to be presented for payment from zero balance cash accounts	19,326	8,980
Current portion of acquisition related contingent consideration	15,782	7,902
Commodity hedges mark-to-market accrual	-	3,442
Accrued taxes, other than income taxes	2,836	1,721
All other accrued expenses	19,121	13,656
Total other accrued liabilities	$133,885	$104,168

10.	Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity	Interest Rate	Interest Paid	January 1, 2017	January 3, 2016
Revolving credit facility	2019	Variable	Varies	$152,000	$-
Senior Notes	2016	5.00%	Semi-annually	-	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	350,000	350,000
Term Loan	2021	Variable	Varies	300,000	-
Unamortized discount on Senior Notes*	2019			(570)	(792)
Unamortized discount on Senior Notes*	2025			(78)	(86)
Debt issuance costs				(4,098)	(4,251)
Total debt				907,254	619,628
Less: Current portion of debt				-	-
Long-term debt				$907,254	$619,628

*	NOTE: The Senior Notes due 2019 were issued at 98.238% of par and the Senior Notes due 2025 were issued at 99.975% of par.

The principal maturities of debt outstanding on January 1, 2017 were as follows:

(in thousands)	Debt Maturities
2017	$-
2018	15,000
2019	292,000
2020	37,500
2021	217,500
Thereafter	350,000
Total debt	$912,000

The Company had capital lease obligations of $48.7 million as of January 1, 2017 and $55.8 million as of January 3, 2016. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

In October 2014, the Company entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”), and in April 2015, the Company exercised an accordion feature which established a $450 million aggregate maximum borrowing capacity on the Revolving Credit Facility. The $450 million borrowing capacity includes up to $50 million available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019.

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating, at the Company’s option. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of Senior Notes that matured on June 15, 2016.

Both the Revolving Credit Facility and the Term Loan Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of January 1, 2017. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as the indebtedness by the Company’s subsidiaries in excess of certain amounts.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

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

The following summarizes pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Fiscal Year
(in thousands)	Classification of Gain (Loss)	2016	2015	2014
Commodity hedges	Cost of sales	$2,896	$(2,354)	$-
Commodity hedges	Selling, delivery and administrative expenses	1,832	(1,085)	-
Total gain (loss)		$4,728	$(3,439)	$-

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company.

(in thousands)	Balance Sheet Classification	January 1, 2017	January 3, 2016
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$1,289	$-
Commodity hedges at fair market value	Other assets	-	3
Total assets		$1,289	$3

Liabilities:
Commodity hedges at fair market value	Other liabilities	$-	$3,442
Total liabilities		$-	$3,442

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

(in thousands)	January 1, 2017	January 3, 2016
Gross derivative assets	$1,297	$222
Gross derivative liabilities	8	3,661

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	January 1, 2017	January 3, 2016
Notional amount of outstanding commodity derivative agreements	$13,146	$64,884
Latest maturity date of outstanding commodity derivative agreements	December 2017	December 2017

12.	Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments. There were no transfers of assets or liabilities between Levels in any period presented.

Financial Instrument	Fair Value Level	Method and Assumptions
Deferred compensation plan assets and liabilities	Level 1

The fair values of the Company's non-qualified deferred compensation plan for certain executives and other highly compensated employees has associated assets and liabilities, which are held in mutual funds and are based on the quoted market value of the securities held within the mutual funds.

Commodity hedging agreements	Level 2

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

Public debt securities	Level 2	The fair values of the Company’s public debt securities are based on estimated current market prices.
Non-public variable rate debt	Level 2	The carrying amounts of the Company’s variable rate borrowings approximate their fair values due to variable interest rates with short reset periods.
Acquisition related contingent consideration	Level 3	The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration.

	January 1, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$24,903	$24,903	$24,903	$-	$-
Commodity hedging agreements	1,289	1,289	-	1,289	-
Liabilities:
Deferred compensation plan liabilities	24,903	24,903	24,903	-	-
Public debt securities	456,032	475,800	-	475,800	-
Non-public variable rate debt	451,222	452,000	-	452,000	-
Acquisition related contingent consideration	253,437	253,437	-	-	253,437

	January 3, 2016
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$20,755	$20,755	$20,755	$-	$-
Commodity hedging agreements	3	3	-	3	-
Liabilities:
Deferred compensation plan liabilities	20,755	20,755	20,755	-	-
Commodity hedging agreements	3,442	3,442	-	3,442	-
Public debt securities	619,628	645,400	-	645,400	-
Acquisition related contingent consideration	136,570	136,570	-	-	136,570

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

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the activity is as follows:

	Fiscal Year
(in thousands)	2016	2015
Opening balance	$136,570	$46,850
Increase due to acquisitions	133,857	109,784
Decrease due to measurement period adjustments	-	(18,396)
Payment/current payables	(15,080)	(5,244)
Fair value adjustment - (income) expense	(1,910)	3,576
Ending balance	$253,437	$136,570

The Company recorded a favorable fair value adjustment to the contingent consideration liability of $1.9 million during 2016 and an unfavorable fair value adjustment to the contingent consideration liability of $3.6 million during 2015. All adjustments to fair value were primarily a result of updated projections and changes in the risk-free interest rate. These adjustments were recorded in other income (expense) on the Company’s Consolidated Statements of Operations.

13.	Other Liabilities

Other liabilities consisted of the following:

(in thousands)	January 1, 2017	January 3, 2016
Non-current portion of acquisition related contingent consideration	$237,655	$128,668
Accruals for executive benefit plans	123,078	122,077
Other	17,839	16,345
Total other liabilities	$378,572	$267,090

See Note 18 and Note 12 to the consolidated financial statements for additional information on benefit plans and acquisition related contingent consideration, respectively.

14.	Commitments and Contingencies

Leases

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2030. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company also leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2030. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

Rental expense incurred for noncancellable operating leases was $13.6 million in 2016, $8.9 million in 2015 and $7.6 million in 2014. See Note 6 and Note 19 to the consolidated financial statements for additional information on leased property under capital leases.

The following is a summary of future minimum lease payments, including renewal options the Company has determined to be reasonably assured, for all noncancellable operating leases and capital leases as of January 1, 2017:

(in thousands)	Capital Leases	Operating Leases	Total
2017	$10,495	$11,141	$21,636
2018	10,421	9,211	19,632
2019	10,149	8,371	18,520
2020	10,328	8,432	18,760
2021	5,933	8,074	14,007
Thereafter	12,081	32,805	44,886
Total minimum lease payments including interest	$59,407	$78,034	$137,441
Less: Amounts representing interest	10,686
Present value of minimum lease principal payments	48,721
Less: Current portion of principal payment obligations under capital leases	7,527
Long-term portion of principal payment obligations under capital leases	$41,194

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through June 2024. All eight shareholders of the cooperative are Coca‑Cola bottlers and each has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. The Company purchased 29.9 million cases, 28.3 million cases and 25.9 million cases of finished product from SAC in 2016, 2015 and 2014, respectively.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories.

The Company has an equity ownership in both SAC and Southeastern. Following is a summary of purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2016	2015	2014
Purchases from SAC	$149,878	$144,511	$132,635
Purchases from Southeastern	80,123	63,257	67,966
Total purchases from manufacturing cooperatives	$230,001	$207,768	$200,601

The Company guarantees a portion of SAC’s and Southeastern’s debt, which resulted primarily from the purchase of production equipment and facilities and expires at various dates through 2023. The amounts guaranteed were as follows:

(in thousands)	January 1, 2017	January 3, 2016
Guaranteed portion of debt - SAC	$23,297	$19,057
Guaranteed portion of debt - Southeastern	9,277	11,467
Total guaranteed portion of debt - manufacturing cooperatives	$32,574	$30,524

In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. The following table summarizes the Company’s maximum exposure under these guarantees if these cooperatives had borrowed up to their aggregate borrowing capacity:

	January 1, 2017
(in thousands)	South Atlantic Canners, Inc.	Southeastern Container	Total Manufacturing Cooperatives
Maximum guaranteed debt	$23,938	$25,251	$49,189
Equity investments*	4,102	17,501	21,603
Maximum total exposure, including equity investments	$28,040	$42,752	$70,792

*	NOTE: Recorded in other assets on the Company’s consolidated balance sheets using the equity method.

The members of both cooperatives consist solely of Coca‑Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. Following is a summary of the cooperatives’ 2016 financial results:

(in thousands)	South Atlantic Canners, Inc.	Southeastern Container
Total assets	$53,417	$279,830
Total debt	23,109	111,202
Total revenues	204,144	527,609

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of January 1, 2017, and there was no impairment in 2016, 2015 or 2014.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $29.7 million on January 1, 2017 and $26.9 million on January 3, 2016.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of January 1, 2017 amounted to $81.7 million and expire at various dates through 2026.

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

The Company is subject to audits by tax authorities in jurisdictions where it conducts business. These audits may result in assessments that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any assessments likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

15.	Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2016	2015	2014
Current:
Federal	$(6,920)	$20,107	$13,153
State	27	3,563	2,163
Total current provision (benefit)	$(6,893)	$23,670	$15,316

Deferred:
Federal	$39,644	$10,638	$3,638
State	3,298	(230)	582
Total deferred provision (benefit)	$42,942	$10,408	$4,220

Income tax expense	$36,049	$34,078	$19,536

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes, for 2016, 2015 and 2014 was 38.9%, 34.4% and 35.1%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
	2016		2015		2014
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
Statutory expense	$32,449	35.0%	$34,692	35.0%	$19,474	35.0%
State income taxes, net of federal benefit	3,243	3.5	3,496	3.5	2,133	3.8
Noncontrolling interest – Piedmont	(2,406)	(2.6)	(2,261)	(2.3)	(1,835)	(3.3)
Adjustment for uncertain tax positions	(43)	-	51	0.1	30	0.1
Adjustment for state tax legislation	(625)	(0.7)	(1,145)	(1.2)	-	-
Valuation allowance change	(689)	(0.7)	(1,332)	(1.3)	1,203	2.2
Bargain purchase gain	-	-	(704)	(0.7)	-	-
Capital loss carryover	-	-	-	-	(854)	(1.5)
Manufacturing deduction benefit	(56)	(0.1)	(1,330)	(1.3)	(1,470)	(2.6)
Meals and entertainment	1,879	2.0	1,666	1.7	1,204	2.2
Other, net	2,297	2.5	945	0.9	(349)	(0.8)
Income tax expense	$36,049	38.9%	$34,078	34.4%	$19,536	35.1%

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, for 2016, 2015 and 2014 was 41.8%, 36.6% and 38.4%, respectively.

During 2015, a state legislation target threshold was met that caused a reduction to the corporate tax rate in that state to 4.0% from 5.0%, effective January 1, 2016. This reduction in the state corporate tax rate decreased the Company’s income tax expense by approximately $1.1 million in 2015 due to the impact on the Company’s net deferred tax liabilities and valuation allowance.

During 2016, the Company revalued its existing net deferred tax liabilities for the effects on the state corporate tax rate applied to deferred taxes which resulted from the 2016 Expansion Transactions. The net impact of this revaluation was an increase to the recorded income tax expense of $0.8 million. Also during 2016, a state tax legislation target was met that caused a reduction to the corporate tax rate in that state to 3.0% from 4.0%, effective January 1, 2017. This reduction in the state corporate tax rate resulted in a decrease to the Company’s recorded income tax expense of $0.6 million due to the Company revaluing its net deferred tax liabilities. The impact of these two revaluations was a net increase to the recorded income tax expense of $0.2 million in 2016.

The gain on the exchange of franchise territory and the sale of BYB did not have a significant impact on the effective income tax rate for 2015.

The Company records liabilities for uncertain tax positions related to certain income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information, as well as the expiration of statute and/or settlements with individual tax jurisdictions, may result in material adjustments to these estimates in the future.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2016, 2015 and 2014, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at January 1, 2017 and January 3, 2016 were not material.

As of January 1, 2017 and January 3, 2016, the Company had $2.9 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

The Company reduced its liability for uncertain tax positions in 2016, 2015 and 2014, primarily as a result of the expiration of applicable statutes of limitation. These reductions resulted in corresponding decreases to income tax expense. A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Gross uncertain tax positions at the beginning of the year	$2,633	$2,620	$2,630
Increase as a result of tax positions taken during a prior period	-	-	-
Decrease as a result of tax positions taken during a prior period	-	-	-
Increase as a result of tax positions taken in the current period	687	547	498
Reduction as a result of the expiration of the applicable statute of limitations	(641)	(534)	(508)
Gross uncertain tax positions at the end of the year	$2,679	$2,633	$2,620

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	January 1, 2017	January 3, 2016
Acquisition related contingent consideration	$97,573	$52,306
Deferred compensation	44,185	44,402
Postretirement benefits	32,656	27,086
Accrued liabilities	21,666	21,853
Pension (nonunion)	17,381	18,257
Transactional costs	7,155	5,879
Capital lease agreements	5,817	6,105
Charitable contribution carryover	4,409	-
Pension (union)	3,162	3,290
Net operating loss carryforwards	2,148	3,121
Other	111	-
Deferred income tax assets	$236,263	182,299
Less: Valuation allowance for deferred tax assets	1,618	2,307
Net deferred income tax asset	$234,645	$179,992

Intangible assets	$(204,661)	$(169,338)
Depreciation	(134,872)	(95,262)
Investment in Piedmont	(45,128)	(43,109)
Inventory	(13,814)	(9,928)
Prepaid expenses	(6,300)	(4,615)
Patronage dividend	(4,724)	(4,046)
Debt exchange premium	-	(204)
Other	-	(434)
Deferred income tax liabilities	$(409,499)	$(326,936)

Net deferred income tax liability	$(174,854)	$(146,944)

Valuation allowances are recognized on deferred tax assets if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations.

The valuation allowance of $1.6 million as of January 1, 2017 and $2.3 million as of January 3, 2016 was established primarily for certain loss carryforwards which expire in varying amounts through 2035. The reduction in the valuation allowance as of January 1, 2017, was a result of the Company’s assessment of its ability to use certain loss carryforwards. The reduction in the valuation allowance as of January 3, 2016, was a result of the Company’s assessment of its ability to use certain loss carryforwards primarily related to the sale of BYB.

As of January 1, 2017, the Company had $1.6 million of federal net operating losses and $39.8 million of state net operating losses available to reduce future income taxes. The federal net operating losses would expire in varying amounts through 2032. The state net operating losses would expire in varying amounts through 2035.

Prior tax years beginning in year 2002 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

The Company’s deferred income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such deferred assets and liabilities and new information available to the Company.

16.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of accumulated other comprehensive (loss) (“AOCI(L)”) is as follows:

		Gains (Losses) During the Period		Reclassification to Income
	January 3,	Pre-tax	Tax	Pre-tax	Tax	January 1,
(in thousands)	2016	Activity	Effect	Activity	Effect	2017
Net pension activity:
Actuarial loss	$(68,243)	$(9,777)	$3,764	$3,031	$(1,168)	$(72,393)
Prior service costs	(78)	-	-	28	(11)	(61)
Net postretirement benefits activity:
Actuarial loss	(19,825)	(9,152)	3,523	2,186	(843)	(24,111)
Prior service costs	5,744	-	-	(3,360)	1,295	3,679
Foreign currency translation adjustment	(5)	-	-	(11)	5	(11)
Total AOCI(L)	$(82,407)	$(18,929)	$7,287	$1,874	$(722)	$(92,897)

		Gains (Losses) During the Period		Reclassification to Income
	December 28,	Pre-tax	Tax	Pre-tax	Tax	January 3,
(in thousands)	2014	Activity	Effect	Activity	Effect	2016
Net pension activity:
Actuarial loss	$(74,867)	$7,513	$(2,877)	$3,230	$(1,242)	$(68,243)
Prior service costs	(99)	-	-	35	(14)	(78)
Net postretirement benefits activity:
Actuarial loss	(22,759)	1,599	(613)	3,164	(1,216)	(19,825)
Prior service costs	7,812	-	-	(3,360)	1,292	5,744
Foreign currency translation adjustment	(1)	-	-	(8)	4	(5)
Total AOCI(L)	$(89,914)	$9,112	$(3,490)	$3,061	$(1,176)	$(82,407)

		Gains (Losses) During the Period		Reclassification to Income
	December 29,	Pre-tax	Tax	Pre-tax	Tax	December 28,
(in thousands)	2013	Activity	Effect	Activity	Effect	2014
Net pension activity:
Actuarial loss	$(43,028)	$(53,597)	$20,688	$1,743	$(673)	$(74,867)
Prior service costs	(121)	-	-	36	(14)	(99)
Net postretirement benefits activity:
Actuarial loss	(18,441)	(9,324)	3,598	2,293	(885)	(22,759)
Prior service costs	3,410	8,682	(3,351)	(1,513)	584	7,812
Foreign currency translation adjustment	4	-	-	(9)	4	(1)
Total AOCI(L)	$(58,176)	$(54,239)	$20,935	$2,550	$(984)	$(89,914)

A summary of the impact on the income statement line items is as follows:

	Fiscal 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$331	$(174)	$-	$157
S,D&A expenses	2,728	(1,000)	(11)	1,717
Subtotal pre-tax	3,059	(1,174)	(11)	1,874
Income tax expense	1,179	(452)	(5)	722
Total after tax effect	$1,880	$(722)	$(6)	$1,152

	Fiscal 2015
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$359	$(27)	$-	$332
S,D&A expenses	2,906	(169)	(8)	2,729
Subtotal pre-tax	3,265	(196)	(8)	3,061
Income tax expense	1,256	(76)	(4)	1,176
Total after tax effect	$2,009	$(120)	$(4)	$1,885

	Fiscal 2014
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$356	$101	$-	$457
S,D&A expenses	1,423	679	(9)	2,093
Subtotal pre-tax	1,779	780	(9)	2,550
Income tax expense	687	301	(4)	984
Total after tax effect	$1,092	$479	$(5)	$1,566

17.	Capital Transactions

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2016, 2015 and 2014, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock. Total cash dividends paid were $9.3 million per year in 2016, 2015 and 2014.

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

Compensation expense for the Performance Unit Award Agreement, recognized on the share price of the last trading day prior to the end of the fiscal year, was as follows:

	Fiscal Year
(in thousands, except per share data)	2016	2015	2014
Total compensation expense	$7,154	$7,300	$3,542
Share price for compensation expense	$178.85	$182.51	$88.55
Share price date for compensation expense	December 30, 2016	December 31, 2015	December 26, 2014

Each year, the Compensation Committee determined whether any shares of the Company’s Class B Common Stock should be issued as a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services for the prior year as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash each year to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards each year is as follows:

	Fiscal Year
	2016	2015	2014
Date of approval for award	March 8, 2016	March 3, 2015	March 4, 2014
Fiscal year of service covered by award	2015	2014	2013
Shares settled in cash	19,080	19,080	19,100
Increase in Class B Common Stock shares outstanding	20,920	20,920	20,900
Total Class B Common Stock awarded	40,000	40,000	40,000

18.	Benefit Plans

Executive Benefit Plans

The Company has four executive benefit plans:  the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Long-Term Retention Plan (“LTRP”), the Officer Retention Plan (“Retention Plan”) and the Long-Term Performance Plan (“Performance Plan”).

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2016, 2015 and 2014, the Company matched up to 50% of the first 6% of salary, excluding bonus, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The liability under this plan was as follows:

(in thousands)	January 1, 2017	January 3, 2016
Current liabilities	$7,339	$6,425
Noncurrent liabilities	70,709	69,941
Total liability - Supplemental Savings Plan	$78,048	$76,366

Under the LTRP, the Company accrues a defined amount each year for an eligible participant based upon an award schedule. Amounts awarded may earn an investment return based on certain investment funds specified by the Company. Benefits under the LTRP are 50% vested until age 50. After age 50, the vesting percentage increases by 5% each year until the benefits are fully vested at age 60. Participants receive payments from the plan upon retirement or in certain instances upon termination of employment. Payments are made in the form of a monthly annuity over a period of ten, fifteen or twenty years. The liability under this plan was as follows:

(in thousands)	January 1, 2017	January 3, 2016
Current liabilities	$2	$1
Noncurrent liabilities	1,256	535
Total liability - LTRP	$1,258	$536

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The liability under this plan was as follows:

(in thousands)	January 1, 2017	January 3, 2016
Current liabilities	$3,359	$2,395
Noncurrent liabilities	44,480	45,111
Total liability - Retention Plan	$47,839	$47,506

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The liability under this plan was as follows:

(in thousands)	January 1, 2017	January 3, 2016
Current liabilities	$5,282	$5,025
Noncurrent liabilities	5,651	5,571
Total liability - Performance Plan	$10,933	$10,596

Pension Plans

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after this date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the pension plan for collectively bargained employees are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarial determined amounts and are limited to the amounts currently deductible for income tax purposes.

Each year, the Company updates its mortality assumptions used in the calculation of its pension liability using The Society of Actuaries’ latest mortality tables. In 2014, the mortality table reflected increased longevity in the United States, whereas in 2015 and 2016, the mortality table reflected a lower increase in longevity.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
(in thousands)	2016	2015
Projected benefit obligation at beginning of year	$261,469	$279,669
Service cost	461	116
Interest cost	12,182	11,875
Actuarial (gain)/loss	8,268	(21,883)
Benefits paid	(9,232)	(8,308)
Projected benefit obligation at end of year	$273,148	$261,469

The discount rate for the Primary Plan and the Bargaining Plan decreased to 4.44% and 4.49%, respectively, in 2016 from 4.72% for both Company-sponsored pension plans in 2015, which was the primary driver of the actuarial loss in 2016. The discount rate increased to 4.72% for both Company-sponsored pension plans in 2015 from 4.32% and 4.31% for the Primary Plan and the Bargaining Plan, respectively, in 2014, which was the primary driver in the actuarial gain in 2015. The actuarial gain and losses, net of tax, were recorded in other comprehensive loss.

The projected benefit obligations and accumulated benefit obligations for both the Company’s pension plans were in excess of plan assets at January 1, 2017 and January 3, 2016. The accumulated benefit obligation was $273.1 million as of January 1, 2017 and $261.5 million as of January 3, 2016.

Change in Plan Assets

	Fiscal Year
(in thousands)	2016	2015
Fair value of plan assets at beginning of year	$214,055	$212,692
Actual return on plan assets	12,313	(829)
Employer contributions	11,120	10,500
Benefits paid	(9,232)	(8,308)
Fair value of plan assets at end of year	$228,256	$214,055

Funded Status

(in thousands)	January 1, 2017	January 3, 2016
Projected benefit obligation	$(273,148)	$(261,469)
Plan assets at fair value	228,256	214,055
Net funded status	$(44,892)	$(47,414)

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	January 1, 2017	January 3, 2016
Current liabilities	$-	$-
Noncurrent liabilities	(44,892)	(47,414)
Total liability - pension plans	$(44,892)	$(47,414)

Net Periodic Pension Cost (Benefit)

	Fiscal Year
(in thousands)	2016	2015	2014
Service cost	$461	$116	$109
Interest cost	12,182	11,875	11,603
Expected return on plan assets	(13,822)	(13,541)	(13,775)
Amortization of prior service cost	28	35	36
Recognized net actuarial loss	3,031	3,230	1,743
Net periodic pension cost (benefit)	$1,880	$1,715	$(284)

Significant Assumptions

	Fiscal Year
	2016	2015	2014
Projected benefit obligation at the measurement date:
Discount rate - Primary Plan	4.44%	4.72%	4.32%
Discount rate - Bargaining Plan	4.49%	4.72%	4.31%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	4.72%	4.32%	5.21%
Weighted average expected long-term rate of return on plan assets	6.50%	6.50%	7.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

Cash Flows

(in thousands)	Anticipated Future Pension Benefit Payments for the Fiscal Years
2017	$9,950
2018	10,605
2019	11,304
2020	11,980
2021	12,619
2022 – 2026	72,390

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $10 million to $12 million in 2017.

Plan Assets

The Company’s pension plans target asset allocation for 2017, actual asset allocation at January 1, 2017 and January 3, 2016, and the expected weighted average long-term rate of return by asset category were as follows:

	Target	Percentage of Plan		Weighted Average Expected
	Allocation	Assets at Fiscal Year-End		Long-Term Rate of Return
	2017	2016	2015	2016
U.S. large capitalization equity securities	40%	41%	40%	3.3%
U.S. small/mid-capitalization equity securities	5%	5%	5%	0.4%
International equity securities	15%	15%	15%	1.3%
Debt securities	40%	39%	40%	1.5%
Total	100%	100%	100%	6.5%

All assets in the Company’s pension plans are invested in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% - 45% in large capitalization equity securities, 0% - 20% in U.S. small and mid-capitalization equity securities, 0% - 10% in international equity securities and 10% - 50% in debt securities. The Company currently has 61% of its plan investments in equity securities and 39% in debt securities.

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside the United States. Debt securities as of January 1, 2017 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

A weighted average expected long-term rate of return of plan assets of 6.5% was used to determine net periodic pension cost in both 2016 and 2015. The rate reflects an estimate of long-term future returns for the pension plan assets net of expenses. The estimate is primarily a function of the asset classes, equities versus fixed income, in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. The analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The following table summarizes the Company’s common/collective trust fund pension plan assets. The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(in thousands)	January 1, 2017	January 3, 2016
Common/collective trust funds - equity securities	$139,735	$128,220
Common/collective trust funds - fixed income	87,814	85,158
Total common/collective trust funds	$227,549	$213,378

In addition, the Company had $0.7 million of other level 1 pension plan assets related to its equity securities in both 2016 and 2015. The level 1 assets had quoted market prices in active markets for identical assets available for fair value measurement.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all its employees who are not part of collective bargaining agreements. The Company’s matching contribution is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results for future years. During 2016, 2015, and 2014, the Company matched the maximum 5% of participants’ contributions, for a total expense of $14.9 million, $10.7 million and $8.8 million, respectively.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2016	2015
Benefit obligation at beginning of year	$70,361	$70,121
Service cost	1,567	1,118
Interest cost	3,094	2,878
Acquisition of benefits	3,458	-
Plan participants’ contributions	662	594
Actuarial (gain)/loss	9,152	(1,600)
Benefits paid	(3,135)	(2,886)
Medicare Part D subsidy reimbursement	96	136
Benefit obligation at end of year	$85,255	$70,361

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2016	2015
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	2,377	2,156
Plan participants’ contributions	662	594
Benefits paid	(3,135)	(2,886)
Medicare Part D subsidy reimbursement	96	136
Fair value of plan assets at end of year	$-	$-

Funded Status

(in thousands)	January 1, 2017	January 3, 2016
Current liabilities	$3,468	$3,401
Noncurrent liabilities	81,787	66,960
Total liability - postretirement benefits	$85,255	$70,361

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2016	2015	2014
Service cost	$1,567	$1,118	$1,445
Interest cost	3,094	2,878	3,255
Recognized net actuarial loss	2,186	3,164	2,293
Amortization of prior service cost	(3,360)	(3,360)	(1,513)
Net periodic postretirement benefit cost	$3,487	$3,800	$5,480

Significant Assumptions

	Fiscal Year
	2016	2015	2014
Benefit obligation discount rate at measurement date	4.36%	4.53%	4.13%
Net periodic postretirement benefit cost discount rate for fiscal year	4.53%	4.13%	4.96%

Postretirement benefit expense - Pre-Medicare:
Weighted average health care cost trend rate	6.2%	7.5%	8.0%
Trend rate graded down to ultimate rate	4.5%	5.0%	5.0%
Ultimate rate year	2024	2021	2021

Postretirement benefit expense - Post-Medicare:
Weighted average health care cost trend rate	7.5%	7.0%	7.5%
Trend rate graded down to ultimate rate	4.5%	5.0%	5.0%
Ultimate rate year	2024	2021	2021

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	1% Increase	1% Decrease
Postretirement benefit obligation at January 1, 2017	$10,441	$(9,976)
Service cost and interest cost in 2016	550	(521)

Cash Flows

(in thousands)	Anticipated Future Postretirement Benefit Payments Reflecting Expected Future Service
2017	$3,468
2018	3,878
2019	4,252
2020	4,495
2021	4,708
2022 – 2026	26,507

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

A reconciliation of the amounts in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost is as follows:

(in thousands)	January 3, 2016	Actuarial Gain (Loss)	Reclassification Adjustments	January 1, 2017
Pension Plans:
Actuarial (loss)	$(112,898)	$(9,777)	$3,031	$(119,644)
Prior service (cost) credit	(128)	-	27	(101)
Postretirement Medical:
Actuarial (loss)	(33,536)	(9,152)	2,186	(40,502)
Prior service (cost) credit	9,483	-	(3,361)	6,122
Total within accumulated other comprehensive loss	$(137,079)	$(18,929)	$1,883	$(154,125)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost during 2017 are as follows:

(in thousands)	Pension Plans	Postretirement Medical	Total
Actuarial loss	$3,228	$2,591	$5,819
Prior service cost (credit)	28	(2,982)	(2,954)
Total expected to be recognized during 2017	$3,256	$(391)	$2,865

Multi-Employer Pension Plans

Certain employees of the Company, whose employment is covered under collective bargaining agreements, participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The collective bargaining agreements covering the Teamsters Plan will expire on April 29, 2017 and July 26, 2018.

The risks of participating in the Teamsters Plan are different from single-employer plans as contributed assets are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the Teamsters Plan, the unfunded obligations of the Teamsters Plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the Teamsters Plan, the Company could be required to pay the Teamsters Plan a withdrawal liability based on the underfunded status of the Teamsters Plan. The Company does not anticipate withdrawing from the Teamsters Plan.

In 2015, the Company increased the contribution rates to the Teamsters Plan, with additional increases occurring annually, as part of a rehabilitation plan. This is a result of the Teamsters Plan being certified by its actuary as being in “critical” status for the plan year beginning January 1, 2013, which was incorporated into the renewal of collective bargaining agreements with the unions, effective April 28, 2014 and adopted by the Company as a rehabilitation plan, effective January 1, 2015.

The Company’s participation in the Teamsters Plan is outlined in the table below. A red zone represents less than 80% funding and requires a financial improvement plan (“FIP”) or rehabilitation plan (“RP”).

	Fiscal Year
(in thousands)	2016	2015	2014
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$728	$692	$655

According to the Teamsters Plan’s Forms 5500, the Company was not listed as providing more than 5% of the total contributions for the plan years ending December 31, 2015 or December 31, 2014. At the date these financial statements were issued, Forms 5500 were not available for the plan year ending December 31, 2016.

The Company has a liability recorded for exiting a multi-employer pension plan in 2008 and is required to make payments of approximately $1 million to this multi-employer pension plan each year through 2028. As of January 1, 2017, the Company has $8.1 million remaining on this liability.

19.	Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the secret formulas under which the primary components, either concentrate or syrup, of its soft drink products are manufactured.

As of January 1, 2017, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock of the Company.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2016	2015	2014
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$669,783	$482,673	$423,983
Customer marketing programs	116,537	70,754	61,106
Cold drink equipment parts	21,558	16,260	7,654

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$73,513	$56,284	$46,492
Fountain delivery and equipment repair fees	27,624	17,400	13,530
Presence marketing funding support on the Company’s behalf	2,064	2,415	5,848
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	7,193	4,670	3,904

Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company

The Company has a production arrangement with CCR to buy and sell finished products at cost. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottlers’ locations. The following table summarizes purchases and sales under these arrangements between the Company and CCR:

	Fiscal Year
(in thousands)	2016	2015	2014
Purchases from CCR	$269,575	$229,954	$68,819
Sales to CCR	72,568	30,500	53,543
Sales to CCR for transporting CCR's product	21,940	16,523	2,917

Prior to the sale of BYB to The Coca‑Cola Company, CCR distributed one of the Company’s brands, Tum-E Yummies. During the third quarter of 2015, the Company sold BYB, the subsidiary that owned and distributed Tum-E Yummies to The Coca‑Cola Company and recorded a gain of $22.7 million on the sale. The Company continues to distribute Tum-E Yummies following the sale. Total sales to CCR for Tum-E Yummies were $14.8 million in 2015 and $22.0 million in 2014.

As discussed above in Note 3 to the consolidated financial statements, the Company and CCR have entered into, and closed the following asset purchase agreements relating to certain territories previously served by CCR’s facilities and equipment located in these territories:

Expansion Territories	Definitive Agreement Date	Acquisition / Exchange Date
Johnson City and Morristown, Tennessee	May 7, 2014	May 23, 2014
Knoxville, Tennessee	August 28, 2014	October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014	February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015	May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	September 23, 2015	October 30, 2015
Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia	September 23, 2015	January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	September 23, 2015	April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland	September 23, 2015	April 29, 2016
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky	September 1, 2016	October 28, 2016

Regional Manufacturing Facilities	Definitive Agreement Date	Acquisition Date
Sandston, Virginia	October 30, 2015	January 29, 2016
Silver Spring and Baltimore, Maryland	October 30, 2015	April 29, 2016
Cincinnati, Ohio	September 1, 2016	October 28, 2016

As part of the distribution territory closings under these asset purchase agreements, the Company signed CBAs which have terms of ten years and are renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein. Under the CBAs, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. The liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments was $253.4 million as of January 1, 2017, and $136.6 million as of January 3, 2016. Payments to CCR under the CBAs were $13.5 million, $4.0 million and $0.2 million during 2016, 2015 and 2014, respectively.

On October 17, 2014, the Company entered into an asset exchange agreement with CCR, pursuant to which the Company exchanged its facilities and equipment located in Jackson, Tennessee for territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky. This transaction closed on May 1, 2015.

As part of the Expansion Transactions, on October 30, 2015, the Company acquired from CCR a “make-ready center” in Annapolis, Maryland for $5.4 million, which includes all post-closing adjustments. The Company recorded a bargain purchase gain of $2.0 million on this transaction after applying a deferred tax liability of approximately $1.3 million. The Company uses the make-ready center to deploy and refurbish vending and other sales equipment for use in the marketplace.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. As of January 1, 2017 and January 3, 2016, the Company had rebates due from CCBSS of $7.4 million and $5.9 million, respectively.

In addition, the Company pays an administrative fee to CCBSS for its services. In 2016, 2015 and 2014, the Company incurred $1.3 million, $0.7 million, and $0.5 million in administrative fees to CCBSS, respectively.

National Product Supply Group (“NPSG”)

In October 2015, the Company, The Coca‑Cola Company and three other Coca‑Cola bottlers, including CCR, who are considered “Regional Producing Bottlers” (“RPBs”) in The Coca‑Cola Company’s national product supply system, entered into the NPSG Governance Agreement. Pursuant to the NPSG Governance Agreement, The Coca‑Cola Company and the RPBs have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As The Coca‑Cola Company continues its multi-year refranchising effort of its North American bottling territories, additional RPBs may be added to the NPSG Board. As of January 2017, the NPSG Board consisted of The Coca‑Cola‑Company, the Company and five other RPBs, including CCR.

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

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain Coca‑Cola bottlers to provide business process and information technology services to its members. Under the CONA limited liability agreement executed January 27, 2016 (as amended or restated from time to time, the “CONA LLC Agreement”), the Company and other members of CONA are required to make capital contributions to CONA if and when approved by CONA’s board of directors, which is comprised of representatives of the members. The Company currently has the right to designate one of the members of CONA’s board of directors and has a percentage interest in CONA of approximately 19%. During 2016, the Company made $7.9 million of capital contributions to CONA.

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

As part of making the CONA System available to the Company, CONA will provide certain business process and information technology services to the Company, including the planning, development, management and operation of the CONA System in connection with the Company’s direct store delivery of products (collectively, the “CONA Services”). In exchange for the Company’s right to use the CONA System and right to receive the CONA Services under the Master Services Agreement, the Company will be charged quarterly service fees by CONA based on the number of physical cases of Beverages distributed by the Company during the applicable period in the Territories where the CONA Services have been implemented (the “Service Fees”). Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute products of The Coca‑Cola Company (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the Service Fees will be changed to be an amount per physical case of Beverages distributed in any portion of the Territories equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed by all of the members of CONA, subject to certain exceptions. The Company is obligated to pay the Service Fees under the Master Services Agreement even if it is not using the CONA System for all or any portion of its operations in the Territories. During 2016, the Company incurred CONA Service Fees of $7.5 million.

Snyder Production Center (“SPC”)

The Company leases the SPC and an adjacent sales facility, which are located in Charlotte, North Carolina, from Harrison Limited Partnership One (“HLP”). HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, Sue Anne H. Wells, a director of the Company, and Deborah H. Everhart, a former director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The SPC lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of January 1, 2017 was $14.7 million and as of January 3, 2016 was $17.5 million. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. Rental payments related to this lease were $4.0 million, $3.8 million and $3.7 million in 2016, 2015 and 2014, respectively.

Company Headquarters

The Company leases its headquarters office facility and an adjacent office facility from Beacon Investment Corporation (“Beacon”). The lease expires on December 31, 2021. J. Frank Harrison, III is Beacon’s majority shareholder and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease as of January 1, 2017 was $15.5 million and as of January 3, 2016 was $18.1 million. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index.

The minimum rentals and contingent rental payments related to this lease were as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Minimum rentals	$3,526	$3,540	$3,539
Contingent rentals	767	682	618
Total rental payments	$4,293	$4,222	$4,157

The contingent rentals in 2016, 2015 and 2014 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index were recorded as adjustments to interest expense.

20.	Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
(in thousands, except per share data)	2016	2015	2014
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$50,146	$59,002	$31,354
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,166	2,146	2,125
Total undistributed earnings	$40,839	$49,715	$22,088

Common Stock undistributed earnings – basic	$31,328	$38,223	$17,021
Class B Common Stock undistributed earnings – basic	9,511	11,492	5,067
Total undistributed earnings	$40,839	$49,715	$22,088

Common Stock undistributed earnings – diluted	$31,194	$38,059	$16,948
Class B Common Stock undistributed earnings – diluted	9,645	11,656	5,140
Total undistributed earnings – diluted	$40,839	$49,715	$22,088

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings – basic	31,328	38,223	17,021
Numerator for basic net income per Common Stock share	$38,469	$45,364	$24,162

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,166	$2,146	$2,125
Class B Common Stock undistributed earnings – basic	9,511	11,492	5,067
Numerator for basic net income per Class B Common Stock share	$11,677	$13,638	$7,192

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,166	2,146	2,125
Common Stock undistributed earnings – diluted	40,839	49,715	22,088
Numerator for diluted net income per Common Stock share	$50,146	$59,002	$31,354

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,166	$2,146	$2,125
Class B Common Stock undistributed earnings – diluted	9,645	11,656	5,140
Numerator for diluted net income per Class B Common Stock share	$11,811	$13,802	$7,265

	Fiscal Year
(in thousands, except per share data)	2016	2015	2014
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,168	2,147	2,126

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,349	9,328	9,307
Class B Common Stock weighted average shares outstanding – diluted	2,208	2,187	2,166

Basic net income per share:
Common Stock	$5.39	$6.35	$3.38
Class B Common Stock	$5.39	$6.35	$3.38

Diluted net income per share:
Common Stock	$5.36	$6.33	$3.37
Class B Common Stock	$5.35	$6.31	$3.35

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

Approximately 90% of the Company’s 2016 bottle/can volume to retail customers consists of products of The Coca‑Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 10% of the Company’s 2016 bottle/can volume to retail customers consists of products of other beverage companies or those owned by the Company. The Company has beverage agreements with The Coca‑Cola Company and other beverage companies under which it has various requirements. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

The Company’s products are sold and distributed through various channels in the United States, including selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2016, approximately 66% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remainder was sold for immediate consumption. The following table summarizes the percentage of the Company’s total bottle/can volume and the percentage of the Company’s total net sales, which are all included in the Nonalcoholic Beverages operating segment, attributable to its largest customers. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

	Fiscal Year
Customer	2016	2015	2014
Wal-Mart Stores, Inc.
Approximate percent of the Company's total Bottle/can volume	20%	22%	22%
Approximate percent of the Company's total Net sales	14%	15%	15%

Food Lion, LLC
Approximate percent of the Company's total Bottle/can volume	8%	7%	9%
Approximate percent of the Company's total Net sales	5%	5%	6%

The Kroger Company
Approximate percent of the Company's total Bottle/can volume	6%	6%	5%
Approximate percent of the Company's total Net sales	5%	5%	4%

The NPSG was executed in October 2015 by The Coca‑Cola Company, the Company and other RPBs in The Coca‑Cola Company’s national product supply system. The Coca‑Cola Company and each member RPB has a representative on the governing board (the “NPSG Board”). As of January 2017, the NPSG Board consisted of The Coca‑Cola‑Company, the Company and five other RPBs, including CCR. Pursuant to the NPSG Governance Agreement, the Company has agreed to abide by decisions made by the NPSG Board, which include decisions regarding strategic investment and divestment, optimal national product supply sourcing and new product or packaging infrastructure planning. Even though the Company has a representative on the NPSG Board, the Company will not exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company.

The Company obtains all its aluminum cans from two domestic suppliers. The Company currently obtains all its plastic bottles from two domestic entities. See Note 14 and Note 19 of the consolidated financial statements for additional information.

The Company is exposed to price risk on commodities such as aluminum, corn and resin which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on crude oil which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company. In addition, there is no limit on the price The Coca‑Cola Company and other beverage companies can charge for concentrate.

Certain liabilities of the Company, including floating rate debt, retirement benefit obligations and the Company’s pension liability, are subject to risk of changes in both long-term and short-term interest rates.

The Company’s contingent consideration liability resulting from the acquisition of the Expansion Territories is subject to risk as a result of changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts, and changes in the Company’s WACC, which is derived from market data.

Approximately 9% of the Company’s labor force is covered by collective bargaining agreements. The Company’s collective bargaining agreements expire at various dates through 2020. Terms and conditions of the new labor union agreements could result in delays of closings for new Expansion Territories and also increases the Company’s exposure to work interruptions or stoppages, as an increased percentage of its workforce is covered by collective bargaining agreements.

22.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Accounts receivable, trade, net	$(83,204)	$(62,542)	$(20,116)
Accounts receivable from The Coca-Cola Company	(31,231)	(5,258)	(4,892)
Accounts receivable, other	(5,723)	(9,543)	605
Inventories	(8,301)	(13,849)	(5,287)
Prepaid expenses and other current assets	2,277	(6,264)	(15,155)
Accounts payable, trade	32,186	21,728	13,051
Accounts payable to The Coca-Cola Company	39,842	26,769	25,116
Other accrued liabilities	6,474	24,784	(14,399)
Accrued compensation	7,613	6,087	5,145
Accrued interest payable	158	(174)	(399)
Change in current assets less current liabilities (exclusive of acquisition)	$(39,909)	$(18,262)	$(16,331)

The Company had the following cash payments (refunds) during the period for interest and income taxes:

	Fiscal Year
(in thousands)	2016	2015	2014
Interest	$34,764	$27,391	$28,021
Income Taxes	(7,111)	31,782	31,009

23.	Segments

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

The Company’s results for its two reportable segments are as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Net Sales:
Nonalcoholic Beverages	$3,060,937	$2,245,836	$1,710,040
All Other	234,732	160,191	123,194
Eliminations*	(139,241)	(99,569)	(86,865)
Consolidated net sales	$3,156,428	$2,306,458	$1,746,369

Operating Income:
Nonalcoholic Beverages	$123,230	$92,921	$82,297
All Other	4,629	5,223	3,670
Consolidated operating income	$127,859	$98,144	$85,967

Depreciation and Amortization:
Nonalcoholic Beverages	$109,716	$76,127	$58,103
All Other	6,907	4,769	3,027
Consolidated depreciation and amortization	$116,623	$80,896	$61,130

Capital Expenditures:
Nonalcoholic Beverages	$144,462	$141,080	$69,635
All Other	29,822	27,627	16,739
Consolidated capital expenditures	$174,284	$168,707	$86,374

(in thousands)	January 1, 2017	January 3, 2016
Total Assets:
Nonalcoholic Beverages	$2,349,284	$1,804,084
All Other	105,785	75,842
Eliminations*	(5,585)	(33,361)
Consolidated total assets	$2,449,484	$1,846,565

*

NOTE: The entire net sales elimination for each year presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction. Asset eliminations relate to eliminations of intercompany receivables and payables between the Nonalcoholic Beverages and All Other segments.

The Company is a shareholder of SAC and Southeastern. See Note 14 to the consolidated financial statements for additional information on the revenues and assets of these entities, which are included in the Nonalcoholic beverages segment results.

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2016	2015	2014
Bottle/can sales*:
Sparkling beverages (carbonated)	$1,764,558	$1,323,712	$1,064,036
Still beverages (noncarbonated, including energy products)	892,125	577,872	339,904
Total bottle/can sales	2,656,683	1,901,584	1,403,940

Other sales:
Sales to other Coca-Cola bottlers	238,182	178,777	162,346
Post-mix and other	261,563	226,097	180,083
Total other sales	499,745	404,874	342,429

Total net sales	$3,156,428	$2,306,458	$1,746,369

*

NOTE:  During the second quarter of 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented. Total bottle/can sales remain unchanged in prior periods.

24.	Quarterly Financial Data (Unaudited)

The unaudited quarterly financial data for the fiscal years ended January 1, 2017 and January 3, 2016 is included in the tables shown below. Excluding the impact of Expansion Transactions completed during the fiscal year, sales volume has historically been the highest in the second and third quarter of each fiscal year. Additional meaningful financial information is included in the table following each presented period.

	Quarter Ended
(in thousands, except per share data)	April 3, 2016	July 3, 2016	October 2, 2016	January 1, 2017
Net sales	$625,456	$840,384	$849,028	$841,560
Gross profit	243,898	319,707	327,190	324,927
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	(10,041)	15,652	23,142	21,393
Basic net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(1.08)	$1.68	$2.48	$2.31
Class B Common Stock	$(1.08)	$1.68	$2.48	$2.31
Diluted net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(1.08)	$1.67	$2.47	$2.30
Class B Common Stock	$(1.08)	$1.67	$2.47	$2.29

Additional Information:	Quarter Ended
(in thousands, except per share data)	April 3, 2016	July 3, 2016	October 2, 2016	January 1, 2017
Mark-to-market income/(expense) related to commodity hedging program:
Pre-tax total income/(expense)	$1,039	$2,770	$388	$531
Income/(expense) net of tax	641	1,701	239	327
Income/(expense) per basic common share	$0.06	$0.18	$0.03	$0.04
2016 Expansion Transactions, 2015 Expansion Territories and 2015 Asset Exchange impact:
Net sales impact	$142,467	$287,092	$298,313	$333,897
Pre-tax income impact	1,287	15,974	2,432	4,587
Net income impact	808	9,808	1,495	2,821
Per basic common share impact	$0.09	$1.05	$0.16	$0.30
Expenses related to Expansion Transactions:
Pre-tax total expense	$6,423	$7,005	$9,780	$9,066
Expense net of tax	3,957	4,301	6,015	5,576
Expense per basic common share	$0.43	$0.46	$0.64	$0.60
Expense related to special charitable contribution:
Pre-tax total expense	$4,000	$-	$-	$-
Expense net of tax	2,460	-	-	-
Expense per basic common share	$0.26	$-	$-	$-
Reduction of gain related to exchange of franchise territories:
Pre-tax total adjustment	$-	$692	$-	$-
Adjustment net of tax	-	426	-	-
Adjustment per basic common share	$-	$0.05	$-	$-
Fair value income/(expense) for acquisition related contingent consideration:
Pre-tax total income/(expense)	$(17,151)	$(16,274)	$7,365	$27,970
Income/(expense) net of tax	(10,565)	(9,992)	4,530	17,202
Income/(expense) per basic common share	$(1.13)	$(1.07)	$0.48	$1.85

	Quarter Ended
(in thousands, except per share data)	March 29, 2015	June 28, 2015	September 27, 2015	January 3, 2016
Net sales	$453,253	$614,683	$618,806	$619,716
Gross profit	184,373	237,317	238,536	240,806
Net income attributable to Coca-Cola Bottling Co. Consolidated	2,224	26,934	25,553	4,291
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$0.24	$2.90	$2.75	$0.46
Class B Common Stock	$0.24	$2.90	$2.75	$0.46
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$0.24	$2.89	$2.74	$0.46
Class B Common Stock	$0.23	$2.88	$2.73	$0.46

Additional Information:	Quarter Ended
(in thousands, except per share data)	March 29, 2015	June 28, 2015	September 27, 2015	January 3, 2016
Mark-to-market income/(expense) related to commodity hedging program:
Pre-tax total income/(expense)	$643	$(749)	$(2,130)	$(1,203)
Income/(expense) net of tax	395	(460)	(1,308)	(739)
Income/(expense) per basic common share	$0.05	$(0.05)	$(0.14)	$(0.08)
2015 Expansion Territories and 2015 Asset Exchange impact:
Net sales impact	$31,622	$85,232	$89,762	$103,371
Pre-tax income/(loss) impact	2,899	5,067	1,020	(2,399)
Net income/(loss) impact	1,780	3,112	626	(1,473)
Per basic common share impact	$0.18	$0.34	$0.07	$(0.16)
Expenses related to Expansion Transactions:
Pre-tax total expense	$2,994	$4,252	$6,947	$5,789
Expense net of tax	1,839	2,611	4,265	3,554
Expense per basic common share	$0.20	$0.28	$0.46	$0.38
Gain related to the Asset Exchange Transaction:
Pre-tax gain	$-	$8,807	$-	$-
Gain net of tax	-	5,407	-	-
Gain per basic common share	$-	$0.58	$-	$-
Gain related to the sale of BYB:
Pre-tax gain	$-	$-	$22,651	$-
Gain net of tax	-	-	13,908	-
Gain per basic common share	$-	$-	$1.49	$-
Results of 53rd week in fiscal year:
Net sales impact	$-	$-	$-	$38,587
Pre-tax income impact	-	-	-	4,022
Net income impact	-	-	-	2,416
Per basic common share impact	$-	$-	$-	$0.26
Bargain purchase gain related to the purchase of Annapolis MRC:
Pre-tax bargain purchase gain	$-	$-	$-	$3,276
Bargain purchase gain net of tax	-	-	-	2,011
Bargain purchase gain per basic common share	$-	$-	$-	$0.22
Fair value income/(expense) for acquisition related contingent consideration:
Pre-tax total income/(expense)	$(5,089)	$6,078	$(3,992)	$(573)
Income/(expense) net of tax	(3,125)	3,732	(2,451)	(352)
Income/(expense) per basic common share	$(0.34)	$0.40	$(0.26)	$(0.04)
Favorable pre-tax correction related to the calculation of certain state gross receipts taxes:	$-	$-	$-	$2,400

25.	Subsequent Events

On January 27, 2017, the Company completed the second territory expansion transaction contemplated by the September 2016 Distribution APA, through which the Company acquired from CCR distribution assets and working capital related to the distribution territories located in Indiana and Illinois served by distribution facilities located in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana. At closing, the Company paid a cash purchase price of $31.6 million, which will remain subject to adjustment in accordance with the terms of the September 2016 Distribution APA, and executed an Initial CBA providing the Company with exclusive rights for the distribution, promotion, marketing and sale of products owned and licensed by The Coca‑Cola Company in such territories.

The Company has not completed the preliminary allocation of the purchase price to the individual acquired assets and assumed liabilities for the transaction described above. The transaction will be accounted for as a business combination under FASB ASC Accounting Standards Codification 805.

On February 27, 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, PGIM, Inc. and the other parties thereto. These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company expects to use the proceeds for general corporate purposes. As of the date of this filing, the Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the facility in an aggregate principal amount of up to $175 million.

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

As of January 1, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of January 1, 2017 was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which is included in Item 8 of this report.

March 14, 2017

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 14, 2017

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 24 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2017.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2017 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2017 Proxy Statement, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2017 Proxy Statement, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance – The Board’s Role in Risk Oversight” sections of the 2017 Proxy Statement, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the 2017 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the 2017 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Person Transactions” section of the 2017 Proxy Statement, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the 2017 Proxy Statement regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the 2017 Proxy Statement, which is incorporated herein by reference.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Exhibits incorporated by reference:

Number	Description	Incorporation Reference
2.1+

Asset Exchange Agreement for Lexington, Kentucky Territory Expansion, dated October 17, 2014, by and between Coca-Cola Refreshments USA, Inc., the Company and certain of the Company’s wholly-owned subsidiaries identified on the signature pages thereto.

Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 20, 2014 (File No. 0-9286).
2.2+	Asset Purchase Agreement for Paducah and Pikeville Kentucky Territory Expansion, dated February 13, 2015, by and between Coca-Cola Refreshments USA, Inc. and the Company.	Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 18, 2015 (File No. 0-9286).
2.3+	Asset Purchase Agreement for Next Phase Territory Expansion, dated September 23, 2015, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0-9286).
2.4+	Asset Purchase Agreement for Manufacturing Facility Acquisitions, dated October 30, 2015, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0-9286).
2.5+	Stock Purchase Agreement, dated July 22, 2015, by and among the Company, BYB Brands, Inc. and The Coca-Cola Company.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2015 (File No. 0-9286).
2.6+	Asset Purchase Agreement for Distribution Territory Expansion, dated September 1, 2016, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016 (File No. 0-9286).
2.7+	Asset Purchase Agreement for Manufacturing Facility Acquisitions, dated September 1, 2016, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 6, 2016 (File No. 0-9286).
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2016 (File No. 0-9286).
4.1	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company's Registration Statement on Form S-1 as filed on May 31, 1985 (File No. 2-97822).
4.2	Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
4.3	Second Supplemental Indenture, dated as of November 25, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0-9286).
4.4

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
4.5

Resolutions adopted by Executive Committee and the Pricing Committee of the Board of Directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.

Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
4.6	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).

4.7	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).
4.8	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0-9286).
4.9	Form of the Company’s 3.80% Senior Notes due 2025 (included in Exhibit 4.3 above).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0-9286).
4.10	Fourth Amended and Restated Promissory Note, dated as of December 11, 2015, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (File No. 0-9286).
10.1

Amended and Restated Credit Agreement, dated October 16, 2014, by and among the Company, the lenders named therein, JP Morgan Chase Bank, N.A., as issuing lender and administrative agent, Citibank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and Branch Banking and Trust Company, as documentation agent.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2014 (File No. 0-9286).
10.2	Joinder and Commitment Increase Agreement, dated April 27, 2015, by and among the Company, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2015 (File No. 0-9286).
10.3

Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.

Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
10.4	Amended and Restated Guaranty Agreement, dated as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
10.5	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, Bank, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
10.6

Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
10.7	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
10.8

Form of Master Bottle Contract (“Cola Beverage Agreement”), made and entered into, effective January 27, 1989, between The Coca-Cola Company and the Company, together with Form of Home Market Amendment to Master Bottle Contract, effective as of October 29, 1999.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
10.9

Form of Allied Bottle Contract (“Allied Beverage Agreement”), made and entered into, effective January 11, 1990, between The Coca-Cola Company and the Company (as successor to Coca-Cola Bottling Company of Anderson, S.C.).

Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
10.10	Letter Agreement, dated January 27, 1989, between The Coca-Cola Company and the Company, modifying the Cola Beverage Agreements and Allied Beverage Agreements.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
10.11

Form of Marketing and Distribution Agreement (“Still Beverage Agreement”), made and entered into effective October 1, 2000, between The Coca-Cola Company and the Company (as successor to Metrolina Bottling Company), with respect to Dasani.

Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
10.12	Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement, dated December 14, 1994, modifying the Still Beverage Agreements.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).

10.13	2014 Incidence Pricing Letter Agreement, dated December 20, 2013, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013 (File No. 0-9286).
10.14**	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).
10.15	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
10.16	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
10.17	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).
10.18	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).
10.19

Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
10.20

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
10.21

Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0-9286).
10.22	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
10.23

Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.

Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
10.24	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.22 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
10.25	Management Agreement, dated as of March 12, 2014, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0-9286).
10.26	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
10.27*	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2012.	Appendix C to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).

10.28*	Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan, effective January 1, 2012.	Appendix D to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).
10.29*	Form of Long-Term Performance Plan Bonus Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
10.30*	Performance Unit Award Agreement, dated February 27, 2008.	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286).
10.31*	Coca-Cola Bottling Co. Consolidated Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0-9286).
10.32*	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
10.33*	Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2007.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
10.34*	Amendment No. 1 to Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2009.	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0-9286).
10.35*

Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.

Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
10.36*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
10.37*

Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
10.38	Coca-Cola Bottling Co. Consolidated Long Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0-9286).
10.39**	Comprehensive Beverage Agreement for the Johnson City/Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0-9286).
10.40**

Amendment to the Comprehensive Beverage Agreement for the Johnson City/Morristown territory, dated as of June 1, 2015, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 0-9286).
10.41**	Finished Goods Supply Agreement for the Johnson City/Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0-9286).
10.42	Amended and Restated Ancillary Business Letter, dated October 30, 2015, by and between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0-9286).
10.43**	Monster Energy Corporation Products Consent Agreement dated December 17, 2014, by The Coca-Cola Company, acting by and through its Coca-Cola North America Division, and the Company.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (File No. 0-9286).
10.44	Amendment to the Monster Energy Corporation Products Consent Agreement, dated April 1, 2015, by The Coca-Cola Company, acting by and through its Coca-Cola North America Division, and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015 (File No. 0-9286).
10.45	Distribution Agreement, dated March 26, 2015, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2015 (File No. 0-9286).

10.46**	Territory Conversion Agreement, dated September 23, 2015, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0-9286).
10.47	First Amendment to the Territory Conversion Agreement, dated February 8, 2016, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (File No. 0-9286).
10.48	Expanding Participating Bottler Revenue Incidence Agreement, dated September 23, 2015, by and between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0-9286).
10.49**

National Product Supply Governance Agreement, dated October 30, 2015, by and between the Company, The Coca-Cola Company, Coca-Cola Bottling Company United, Inc., Coca-Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0-9286).
10.50	2016 Incidence Pricing Letter Agreement, dated April 6, 2016, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company's to the Company’s Current Report on Form 8-K filed on April 8, 2016 (File No. 0-9286).
10.51**	Initial Regional Manufacturing Agreement, dated January 29, 2016, between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016 (File No. 0-9286).
10.52**	Initial Regional Manufacturing Agreement, dated April 29, 2016, between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2016 (File No. 0-9286).
10.53**	CCNA Exchange Letter Agreement, dated April 29, 2016, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2016 (File No. 0-9286).
10.54

Term Loan Agreement, dated June 7, 2016, by and among the Company, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association and Branch Banking and Trust Company as co-syndication agents.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 (File No. 0-9286).
10.55**	CONA Services LLC Limited Liability Company Agreement, dated January 27, 2016, by and among the Company, The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0-9286).
10.56**

Amendment No. 1 to the CONA Services LLC Limited Liability Company Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers name therein.

Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0-9286).
10.57**	Master Services Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, between the Company and CONA Services LLC.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0-9286).
10.58	Glacéau Agreement, dated June 29, 2016, by and between The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and Coca-Cola Bottling Co. Consolidated.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016 (File No. 0-9286).
10.59	Note Purchase and Private Shelf Agreement, dated June 10, 2016, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 0-9286).
10.60	Amendment to Distribution Agreement, dated September 3, 2015, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016 (File No. 0-9286).
10.61	Amendment to Distribution Agreement, effective as of September 19, 2016, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016 (File No. 0-9286).

Exhibits filed herewith:

Number	Description
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

10.62

First Amendment to Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC dated as of November 5, 2007, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

10.63

Second Amendment to Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC dated as of September 15, 2010, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

10.64

Third Amendment to Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC, dated as of December 16, 2016, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

12	Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statement from the Annual Report on Form 10-K of Coca-Cola Bottling Co. Consolidated for the fiscal year ended January 1, 2017, filed on March 14, 2017, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

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

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

Not applicable.

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2016	2015	2014
Balance at beginning of year	$2,117	$1,330	$1,401
Additions charged to costs and expenses	2,534	1,234	550
Deductions	203	447	621
Balance at end of year	$4,448	$2,117	$1,330

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2016	2015	2014
Balance at beginning of year	$2,307	$3,640	$3,553
Additions charged to costs and expenses	-	28	1,203
Additions charged to other(1)	-	-	7
Deductions credited to expense	689	1,361	-
Deductions not credited to expense	-	-	1,123
Balance at end of year	$1,618	$2,307	$3,640

(1)	Valuation allowance adjustment for Fast Forward Energy, Inc., which was liquidated during 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: March 14, 2017	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors,	March 14, 2017
	J. Frank Harrison, III	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Clifford M. Deal, III	Senior Vice President, Chief Financial Officer	March 14, 2017
	Clifford M. Deal, III	(Principal Financial Officer)

By:	/s/ William J. Billiard	Vice President, Chief Accounting Officer	March 14, 2017
	William J. Billiard	(Principal Accounting Officer)

By:	/s/ Alexander B. Cummings, Jr.	Director	March 14, 2017
Alexander B. Cummings, Jr.

By:	/s/ Sharon A. Decker	Director	March 14, 2017
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice President and Director	March 14, 2017
Morgan H. Everett

By:	/s/ Henry W. Flint	President, Chief Operating Officer	March 14, 2017
	Henry W. Flint	and Director

By:	/s/ James R. Helvey, III	Director	March 14, 2017
James R. Helvey, III

By:	/s/ William H. Jones	Director	March 14, 2017
William H. Jones

By:	/s/ Umesh M. Kasbekar	Vice Chairman of the Board of Directors	March 14, 2017
	Umesh M. Kasbekar	and Secretary

By:	/s/ James H. Morgan	Director	March 14, 2017
James H. Morgan

By:	/s/ John W. Murrey, III	Director	March 14, 2017
John W. Murrey, III

By:	/s/ Sue Anne H. Wells	Director	March 14, 2017
Sue Anne H. Wells

By:	/s/ Dennis A. Wicker	Director	March 14, 2017
Dennis A. Wicker