Form 10-Q
period 2017-04-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2017-05-11
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,192,722

COCA‑COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter
(in thousands, except per share data)	2017	2016
Net sales	$865,702	$625,456
Cost of sales	533,681	381,558
Gross profit	332,021	243,898
Selling, delivery and administrative expenses	318,413	231,497
Income from operations	13,608	12,401
Interest expense, net	9,470	9,361
Other expense, net	12,246	17,151
Loss before income taxes	(8,108)	(14,111)
Income tax benefit	(3,691)	(5,078)
Net loss	(4,417)	(9,033)
Less: Net income attributable to noncontrolling interest	634	1,008
Net loss attributable to Coca-Cola Bottling Co. Consolidated	$(5,051)	$(10,041)

Basic net loss per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(0.54)	$(1.08)
Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$(0.54)	$(1.08)
Weighted average number of Class B Common Stock shares outstanding	2,178	2,157

Diluted net loss per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(0.54)	$(1.08)
Weighted average number of Common Stock shares outstanding – assuming dilution	9,319	9,298

Class B Common Stock	$(0.54)	$(1.08)
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,178	2,157

Cash dividends per share:
Common Stock	$0.25	$0.25
Class B Common Stock	$0.25	$0.25

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	First Quarter
(in thousands)	2017	2016
Net loss	$(4,417)	$(9,033)

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	496	455
Prior service benefits	4	4
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	398	360
Prior service costs	(458)	(516)
Foreign currency translation adjustment	2	10
Other comprehensive income, net of tax	442	313

Comprehensive loss	(3,975)	(8,720)
Less: Comprehensive income attributable to noncontrolling interest	634	1,008
Comprehensive loss attributable to Coca-Cola Bottling Co. Consolidated	$(4,609)	$(9,728)

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	April 2, 2017	January 1, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$31,940	$21,850
Accounts receivable, trade	293,291	271,661
Allowance for doubtful accounts	(5,245)	(4,448)
Accounts receivable from The Coca-Cola Company	76,179	67,591
Accounts receivable, other	21,342	29,770
Inventories	180,052	143,553
Prepaid expenses and other current assets	61,604	63,834
Total current assets	659,163	593,811
Property, plant and equipment, net	924,177	812,989
Leased property under capital leases, net	32,121	33,552
Other assets	92,421	86,091
Franchise rights	-	533,040
Goodwill	149,383	144,586
Other identifiable intangible assets, net	807,555	245,415
Total assets	$2,664,820	$2,449,484

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under capital leases	$7,699	$7,527
Accounts payable, trade	135,027	116,821
Accounts payable to The Coca-Cola Company	134,441	135,155
Other accrued liabilities	150,749	133,885
Accrued compensation	29,251	60,880
Accrued interest payable	9,144	3,639
Total current liabilities	466,311	457,907
Deferred income taxes	156,460	174,854
Pension and postretirement benefit obligations	126,473	126,679
Other liabilities	513,683	378,572
Obligations under capital leases	39,194	41,194
Long-term debt	1,002,309	907,254
Total liabilities	2,304,430	2,086,460
Commitments and Contingencies (Note 13)
Equity:
Common Stock, $1.00 par value: authorized – 30,000,000 shares; issued – 10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: authorized – 10,000,000 shares; issued – 2,820,836 and 2,799,816 shares, respectively	2,819	2,798
Capital in excess of par value	120,417	116,769
Retained earnings	294,132	301,511
Accumulated other comprehensive loss	(92,455)	(92,897)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	273,863	277,131
Noncontrolling interest	86,527	85,893
Total equity	360,390	363,024
Total liabilities and equity	$2,664,820	$2,449,484

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Non- controlling Interest	Total Equity
Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income (loss)	-	-	-	(5,051)	-	-	-	(5,051)	634	(4,417)
Other comprehensive income, net of tax	-	-	-	-	442	-	-	442	-	442
Cash dividends paid:
Common ($0.25 per share)	-	-	-	(1,785)	-	-	-	(1,785)	-	(1,785)
Class B Common ($0.25 per share)	-	-	-	(543)	-	-	-	(543)	-	(543)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on April 2, 2017	$10,204	$2,819	$120,417	$294,132	$(92,455)	$(60,845)	$(409)	$273,863	$86,527	$360,390

Balance on January 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(60,845)	$(409)	$243,056	$79,376	$322,432
Net income (loss)	-	-	-	(10,041)	-	-	-	(10,041)	1,008	(9,033)
Other comprehensive income, net of tax	-	-	-	-	313	-	-	313	-	313
Cash dividends paid:
Common ($0.25 per share)	-	-	-	(1,785)	-	-	-	(1,785)	-	(1,785)
Class B Common ($0.25 per share)	-	-	-	(538)	-	-	-	(538)	-	(538)
Issuance of 20,920 shares of Class B Common Stock	-	21	3,705	-	-	-	-	3,726	-	3,726
Balance on April 3, 2016	$10,204	$2,798	$116,769	$248,308	$(82,094)	$(60,845)	$(409)	$234,731	$80,384	$315,115

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,417)	$(9,033)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	32,987	23,363
Amortization of intangibles	1,994	1,027
Deferred income taxes	(15,495)	(5,078)
Loss on sale of property, plant and equipment	810	417
Proceeds from conversion of Legacy Territory bottling agreements	87,066	-
Amortization of debt costs	268	575
Stock compensation expense	2,060	1,627
Fair value adjustment of acquisition related contingent consideration	12,246	17,151
Change in current assets less current liabilities (exclusive of acquisition)	4,463	(38,926)
Change in other noncurrent assets (exclusive of acquisition)	(4,038)	(2,391)
Change in other noncurrent liabilities (exclusive of acquisition)	(1,439)	(3,975)
Other	13	26
Total adjustments	120,935	(6,184)
Net cash provided by (used in) operating activities	116,518	(15,217)

Cash Flows from Investing Activities:
Acquisition of Expansion Territories, net of cash acquired	(139,958)	(100,907)
Additions to property, plant and equipment (exclusive of acquisition)	(41,580)	(36,785)
Glacéau distribution agreement consideration	(15,598)	-
Investment in CONA Services LLC	(134)	(1,204)
Proceeds from the sale of property, plant and equipment	211	131
Net cash used in investing activities	(197,059)	(138,765)

Cash Flows from Financing Activities:
Borrowings under Revolving Credit Facility	120,000	140,000
Payment of Revolving Credit Facility	(150,000)	-
Proceeds from issuance of Senior Notes	125,000	-
Cash dividends paid	(2,328)	(2,323)
Payment of acquisition related contingent consideration	-	(4,959)
Principal payments on capital lease obligations	(1,828)	(1,726)
Other	(213)	92
Net cash provided by financing activities	90,631	131,084

Net increase (decrease) in cash	10,090	(22,898)
Cash at beginning of period	21,850	55,498
Cash at end of period	$31,940	$32,600

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,669	$3,726
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	9,436	8,873

See Accompanying Notes to Consolidated Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The consolidated financial statements include the accounts of Coca‑Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of April 2, 2017 and January 1, 2017.
•	The results of operations for the 13 weeks ended April 2, 2017 (“first quarter” of fiscal 2017 or “Q1 2017”) and the 13 weeks ended April 3, 2016 (“first quarter” of fiscal 2016).
•	Comprehensive income for the first quarter of fiscal 2017 and the first quarter of fiscal 2016.
•	Changes in equity for the first quarter of fiscal 2017 and the first quarter of fiscal 2016.
•	The cash flows for the first quarter of fiscal 2017 and the first quarter of fiscal 2016.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10‑K for the fiscal year ended January 1, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Significant Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10‑K for the year ended January 1, 2017 under the caption “Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any significant accounting policies during the first quarter of 2017. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employees Share Based Payment Accounting,” which simplifies several aspects of the accounting for employee-share based transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and there was no impact to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying The Measurement of Inventory.” The new guidance requires an entity to measure most inventory “at lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance is effective for annual and interim periods beginning after

December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and there was no material impact to the Company’s consolidated financial statements.

Recently Issued Pronouncements

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

In February 2016, the FASB issued ASU 2016-02 “Leases.” The new guidance requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

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

The Company does not plan to early adopt this guidance. The Company has started its evaluation process to assess the impact of the new guidance on the Company’s consolidated financial statements and to determine whether to adopt a full retrospective approach or a modified retrospective approach. The evaluation process includes tasks such as performing an initial scoping analysis to identify key revenue streams, reviewing current revenue-based contracts and evaluating revenue recognition requirements in order to prepare a high-level road map and implementation work plan. Based on the Company’s preliminary review, it does not expect this guidance to have a material impact on net sales. As the Company completes its overall assessment, the Company is also identifying and preparing to implement changes to its accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

2.Acquisitions and Divestitures

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions since April 2013 with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to significantly expand the Company’s distribution and manufacturing operations. This expansion includes acquisition of the rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and related distribution assets, as well as the acquisition of regional manufacturing facilities previously owned by CCR (the “Expansion Facilities”) and related manufacturing assets (collectively, the “Expansion Transactions”).

2016 Expansion Transactions

During 2016, the Company acquired distribution rights and related assets for the following territories: Easton, Salisbury, Capitol Heights, La Plata, Baltimore, Hagerstown and Cumberland, Maryland; Richmond, Yorktown and Alexandria, Virginia; Cincinnati, Dayton, Lima and Portsmouth, Ohio; and Louisa, Kentucky. The Company also acquired the Expansion Facilities and related manufacturing assets in Sandston, Virginia; Silver Spring and Baltimore, Maryland; and Cincinnati, Ohio during 2016. Collectively, these are the “2016 Expansion Transactions.” The details of the 2016 Expansion Transactions are included below.

Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia Expansion Territories Acquisitions and Sandston, Virginia Expansion Facility Acquisition (“January 2016 Expansion Transactions”)

An asset purchase agreement entered into by the Company and CCR in September 2015 (the “September 2015 APA”) contemplated, in part, the Company’s acquisition of distribution rights and related assets in the territory served by CCR through CCR’s facilities and equipment located in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia. In addition, an asset purchase agreement entered into by the Company and CCR in October 2015 (the “October 2015 APA”) contemplated, in part, the Company’s acquisition of the Expansion Facility and related manufacturing assets in Sandston, Virginia. The closing of the January 2016 Expansion Transactions occurred on January 29, 2016, for a cash purchase price of $65.7 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and the October 2015 APA.

Alexandria, Virginia and Capitol Heights and La Plata, Maryland Expansion Territories Acquisitions (“April 1, 2016 Expansion Transaction”)

The September 2015 APA also contemplated the Company’s acquisition of distribution rights and related assets in the territory served by CCR through CCR’s facilities and equipment located in Alexandria, Virginia and Capitol Heights and La Plata, Maryland. The closing of the April 1, 2016 Expansion Transaction occurred on April 1, 2016, for a cash purchase price of $35.6 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA.

Baltimore, Hagerstown and Cumberland, Maryland Expansion Territories Acquisitions and Silver Spring and Baltimore, Maryland Expansion Facilities Acquisitions (“April 29, 2016 Expansion Transactions”)

On April 29, 2016, the Company completed the remaining transactions contemplated by (i) the September 2015 APA, by acquiring distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Baltimore, Hagerstown and Cumberland, Maryland, and (ii) the October 2015 APA, by acquiring the Expansion Facilities and related manufacturing assets in Silver Spring and Baltimore, Maryland. The closing of the April 29, 2016 Expansion Transactions occurred for a cash purchase price of $69.0 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and the October 2015 APA.

Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky Expansion Territories Acquisitions and Cincinnati, Ohio Expansion Facility Acquisition (“October 2016 Expansion Transactions”)

On October 28, 2016, the Company completed the initial transactions contemplated by (i) a distribution asset purchase agreement entered into by the Company and CCR in September 2016 (the “September 2016 Distribution APA”), by acquiring distribution rights and related assets in the Expansion Territories served by CCR through CCR’s facilities and equipment located in Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky, and (ii) a manufacturing asset purchase agreement entered into by the Company and CCR in September 2016 (the “September 2016 Manufacturing APA”), by acquiring the Expansion Facility and related manufacturing assets located in Cincinnati, Ohio. The closing of the October 2016 Expansion Transactions occurred for a cash purchase price of $98.2 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA.

The fair value of acquired assets and assumed liabilities of the 2016 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2016 Expansion Transactions	April 1, 2016 Expansion Transaction	April 29, 2016 Expansion Transactions	October 2016 Expansion Transactions	Total 2016 Expansion Transactions
Cash	$179	$219	$161	$150	$709
Inventories	10,159	3,748	13,850	18,513	46,270
Prepaid expenses and other current assets	2,775	1,945	3,774	4,181	12,675
Accounts receivable from The Coca-Cola Company	1,121	1,162	1,126	1,327	4,736
Property, plant and equipment	46,149	54,135	58,679	68,182	227,145
Other assets (including deferred taxes)	2,351	1,541	5,151	611	9,654
Goodwill	9,396	1,962	7,791	7,063	26,212
Other identifiable intangible assets	1,300	-	23,450	66,500	91,250
Total acquired assets	$73,430	$64,712	$113,982	$166,527	$418,651

Current liabilities (acquisition related contingent consideration)	$361	$742	$1,307	$3,318	$5,728
Other current liabilities	591	4,231	5,482	7,165	17,469
Accounts payable to The Coca-Cola Company	650	-	-	-	650
Other liabilities	-	266	2,635	761	3,662
Other liabilities (acquisition related contingent consideration)	6,144	23,924	35,561	57,066	122,695
Total assumed liabilities	$7,746	$29,163	$44,985	$68,310	$150,204

The goodwill for the 2016 Expansion Transactions is all included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $6.0 million and $13.1 million is expected to be deductible for tax purposes for the January 2016 Expansion Transactions and the October 2016 Expansion Transactions, respectively. No goodwill is expected to be deductible for the April 1, 2016 Expansion Transaction or the April 29, 2016 Expansion Transactions.

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

Q1 2017 Expansion Transactions

During the first quarter of 2017, the Company acquired distribution rights and related assets for the following Expansion Territories: Anderson, Bloomington, Fort Wayne, Indianapolis, Lafayette, South Bend and Terre Haute, Indiana and Columbus and Mansfield, Ohio. Additionally, during the first quarter of 2017, the Company acquired the Expansion Facilities and related manufacturing assets located in Indianapolis and Portland, Indiana. Collectively, these are the “Q1 2017 Expansion Transactions.” The details of the Q1 2017 Expansion Transactions are included below.

Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana Expansion Territories Acquisitions (“January 2017 Expansion Transaction”)

The September 2016 Distribution APA contemplated, in part, the Company’s acquisition of distribution rights and related assets in the territory served by CCR through CCR’s facilities and equipment located in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana. The closing of the January 2017 Expansion Transaction occurred on January 27, 2017, for a cash purchase price of $31.6 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA.

Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio Expansion Territories Acquisitions and Indianapolis and Portland, Indiana Expansion Facilities Acquisitions (“March 2017 Expansion Transactions”)

On March 31, 2017, the Company completed the final transactions contemplated by (i) the September 2016 Distribution APA, by acquiring distribution rights and related assets in the Expansion Territories served by CCR through CCR’s facilities and equipment located in Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio, and (ii) the September 2016 Manufacturing APA, by acquiring the Expansion Facilities and related manufacturing assets located in Indianapolis and Portland, Indiana. The closing of the March 2017 Expansion Transactions occurred for a cash purchase price of $108.7 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA.

The fair value of acquired assets and assumed liabilities of the Q1 2017 Expansion Transactions as of the acquisition date is summarized as follows:

(in thousands)	January 2017 Expansion Transaction	March 2017 Expansion Transactions	Total Q1 2017 Expansion Transactions
Cash	$107	$211	$318
Inventories	5,953	21,050	27,003
Prepaid expenses and other current assets	1,089	5,235	6,324
Accounts receivable from The Coca-Cola Company	1,042	1,807	2,849
Property, plant and equipment	25,708	82,692	108,400
Other assets (including deferred taxes)	846	3,593	4,439
Goodwill	1,112	3,737	4,849
Other identifiable intangible assets	10,650	20,400	31,050
Total acquired assets	$46,507	$138,725	$185,232

Current liabilities (acquisition related contingent consideration)	$727	$1,921	$2,648
Other current liabilities	665	1,827	2,492
Other liabilities	115	13	128
Other liabilities (acquisition related contingent consideration)	13,408	26,260	39,668
Total assumed liabilities	$14,915	$30,021	$44,936

The goodwill for the Q1 2017 Expansion Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. No goodwill is expected to be deductible for tax purposes for the January 2017 Expansion Transaction or the March 2017 Expansion Transactions.

The fair value of the acquired identifiable intangible assets as of the acquisition date is as follows:

(in thousands)	January 2017 Expansion Transaction	March 2017 Expansion Transactions	Total Q1 2017 Expansion Transactions	Estimated Useful Lives
Distribution agreements	$9,300	$18,900	$28,200	40 years
Customer lists	1,350	1,500	2,850	12 years
Total acquired identifiable intangible assets	$10,650	$20,400	$31,050

The Company has preliminarily allocated the purchase price of the 2016 Expansion Transactions and the Q1 2017 Expansion Transactions to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions is in the range of $20 million to $36 million.

Q1 2017 and 2016 Expansion Transactions Financial Results

The financial results of the Q1 2017 Expansion Transactions and the 2016 Expansion Transactions have been included in the Company’s consolidated financial statements from their respective acquisition or exchange dates. These Expansion Transactions contributed the following amounts to the Company’s consolidated statement of operations:

	First Quarter
(in thousands)	2017	2016
Net sales from 2016 Expansion Transactions	$238,660	$35,311
Net sales from Q1 2017 Expansion Transactions	26,246	-
Total impact to net sales	$264,906	$35,311

Operating income from 2016 Expansion Transactions	$4,354	$1,206
Operating income from Q1 2017 Expansion Transactions	96	-
Total impact to income from operations	$4,450	$1,206

The Company incurred transaction related expenses for the Expansion Transactions of $0.7 million in the first quarter of 2017 and $0.9 million in the first quarter of 2016. These expenses are included within Selling, delivery and administrative expenses on the Consolidated Statements of Operations.

Q1 2017 Expansion Transactions and 2016 Expansion Transactions Pro Forma Financial Information

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

The following tables represent the Company’s unaudited pro forma net sales and unaudited pro forma income from operations for the Q1 2017 Expansion Transactions and the 2016 Expansion Transactions.

	First Quarter
(in thousands)	2017	2016
Net sales as reported	$865,702	$625,456
Pro forma adjustments (unaudited)	85,447	308,023
Net sales pro forma (unaudited)	$951,149	$933,479

	First Quarter
(in thousands)	2017	2016
Income from operations as reported	$13,608	$12,401
Pro forma adjustments (unaudited)	5,810	10,427
Income from operations pro forma (unaudited)	$19,418	$22,828

3.Inventories

Inventories consisted of the following:

(in thousands)	April 2, 2017	January 1, 2017
Finished products	$119,252	$90,259
Manufacturing materials	25,088	23,196
Plastic shells, plastic pallets and other inventories	35,712	30,098
Total inventories	$180,052	$143,553

The growth in the inventory balance at April 2, 2017, as compared to January 1, 2017, is primarily a result of inventory acquired through the completion of the Q1 2017 Expansion Transactions.

4.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment were as follows:

(in thousands)	April 2, 2017	January 1, 2017	Estimated Useful Lives
Land	$76,022	$68,541
Buildings	217,218	201,247	8-50 years
Machinery and equipment	268,718	229,119	5-20 years
Transportation equipment	332,496	316,929	4-20 years
Furniture and fixtures	82,022	78,219	3-10 years
Cold drink dispensing equipment	521,128	484,771	5-17 years
Leasehold and land improvements	112,855	112,393	5-20 years
Software for internal use	107,221	105,405	3-10 years
Construction in progress	28,873	14,818
Total property, plant and equipment, at cost	1,746,553	1,611,442
Less: Accumulated depreciation and amortization	822,376	798,453
Property, plant and equipment, net	$924,177	$812,989

The growth in the property, plant and equipment balance at April 2, 2017, as compared to January 1, 2017, is primarily a result of property, plant and equipment acquired through the completion of the Q1 2017 Expansion Transactions.

Depreciation and amortization expense, which includes amortization expense for leased property under capital leases, was $33.0 million in the first quarter of 2017 and $23.4 million in the first quarter of 2016.

5.Franchise Rights

There was no material activity for franchise rights for the first quarter of 2016. A reconciliation of the activity for franchise rights for the first quarter of 2017 is as follows:

(in thousands)	Franchise rights
Balance on January 1, 2017	$533,040
Conversion from franchise rights to distribution rights	(533,040)
Balance on April 2, 2017	$-

In connection with the closing of the March 2017 Expansion Transactions, the Company, The Coca-Cola Company and CCR entered into a comprehensive beverage agreement (the “Final CBA”) on March 31, 2017, and concurrently converted the Company’s franchise rights within the territories in which the Company distributed Coca‑Cola products prior to beginning the Expansion Transactions (the “Legacy Territory”) to distribution rights within Other identifiable assets, net on the consolidated financial statements. Prior to this conversion, the Company’s franchise rights resided entirely within the Nonalcoholic Beverage segment.

6.Goodwill

A reconciliation of the activity for goodwill for the first quarter of 2017 and the first quarter of 2016 is as follows:

(in thousands)	Goodwill
Balance on January 1, 2017	$144,586
Q1 2017 Expansion Transactions	4,849
Measurement period adjustment	(52)
Balance on April 2, 2017	$149,383

Balance on January 3, 2016	$117,954
Q1 2016 Expansion Transactions	16,935
Measurement period adjustment	422
Balance on April 3, 2016	$135,311

The Company’s goodwill reside entirely within the Nonalcoholic Beverage segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter. During the first quarter of 2017, the Company did not experience any triggering events or changes in circumstances indicating the carrying amounts of the Company’s goodwill exceeded fair values.

7.Other Identifiable Intangible Assets, Net

Other identifiable intangible assets consisted of the following:

	April 2, 2017
(in thousands)	Cost	Accumulated Amortization	Total, net	Estimated Useful Lives
Distribution agreements	$803,770	$9,208	$794,562	20-40 years
Customer lists and other identifiable intangible assets	18,788	5,795	12,993	12-20 years
Total other identifiable intangible assets	$822,558	$15,003	$807,555

	January 1, 2017
(in thousands)	Cost	Accumulated Amortization	Total, net	Estimated Useful Lives
Distribution agreements	$242,486	$7,498	$234,988	20-40 years
Customer lists and other identifiable intangible assets	15,938	5,511	10,427	12-20 years
Total other identifiable intangible assets	$258,424	$13,009	$245,415

A reconciliation of the activity for other identifiable intangible assets for the first quarter of 2017 and the first quarter of 2016 is as follows:

(in thousands)	Distribution Agreements	Customer Lists and Other Identifiable Intangible Assets	Total Other Identifiable Intangible Assets
Balance on January 1, 2017	$234,988	$10,427	$245,415
Q1 2017 Expansion Transactions	28,200	2,850	31,050
Conversion to distribution rights from franchise rights	533,040	-	533,040
Other distribution agreements	44	-	44
Additional accumulated amortization	(1,710)	(284)	(1,994)
Balance on April 2, 2017	$794,562	$12,993	$807,555

Balance on January 3, 2016	$129,786	$6,662	$136,448
Q1 2016 Expansion Transactions	750	550	1,300
Additional accumulated amortization	(850)	(177)	(1,027)
Balance on April 3, 2016	$129,686	$7,035	$136,721

Concurrent with its entrance into the Final CBA, the Company converted its franchise rights for the Legacy Territory to distribution rights, with an estimated useful life of 40 years, during the first quarter of 2017.

8.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	April 2, 2017	January 1, 2017
Accrued insurance costs	$31,233	$28,248
Accrued marketing costs	26,861	24,714
Checks and transfers yet to be presented for payment from zero balance cash accounts	21,894	19,326
Employee and retiree benefit plan accruals	21,139	23,858
Current portion of acquisition related contingent consideration	20,201	15,782
Accrued taxes (other than income taxes)	5,739	2,836
Current deferred proceeds from conversion of Legacy Territory bottling agreements	2,176	-
All other accrued liabilities	21,506	19,121
Total other accrued liabilities	$150,749	$133,885

9.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity	Interest Rate	Interest Paid	Public / Non-public	April 2, 2017	January 1, 2017
Revolving Credit Facility	2019	Variable	Varies	Non-public	$122,000	$152,000
Term Loan	2021	Variable	Varies	Non-public	300,000	300,000
Senior Notes	2023	3.28%	Semi-annually	Non-public	125,000	-
Senior Notes	2019	7.00%	Semi-annually	Public	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	Public	350,000	350,000
Unamortized discount on Senior Notes(1)	2019				(512)	(570)
Unamortized discount on Senior Notes(1)	2025				(76)	(78)
Debt issuance costs					(4,103)	(4,098)
Total debt					1,002,309	907,254
Less: Current portion of debt					-	-
Long-term debt					$1,002,309	$907,254

(1)	The Senior Notes due 2019 were issued at 98.238% of par and the Senior Notes due 2025 were issued at 99.975% of par.

The Company had capital lease obligations of $46.9 million on April 2, 2017 and $48.7 million on January 1, 2017. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On February 27, 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (the “Private Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company used the proceeds toward repayment of outstanding indebtedness under the Revolving Credit Facility and for other general corporate purposes. The Company may request Prudential to consider the purchase of additional senior unsecured notes of the Company under the facility in an aggregate principal amount of up to $175 million.

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

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating, at the Company’s option. The Company used the proceeds from the Term Loan Facility toward repayment of outstanding indebtedness under the Revolving Credit Facility and toward repayment of the $164.8 million of Senior Notes that matured on June 15, 2016.

The Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of April 2, 2017. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

10.Derivative Financial Instruments

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

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. While the Company would be exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties.

The following table summarizes pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		First Quarter
(in thousands)	Classification of Gain (Loss)	2017	2016
Commodity hedges	Cost of sales	$698	$842
Commodity hedges	Selling, delivery and administrative expenses	(371)	198
Total gain (loss)		$327	$1,040

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	April 2, 2017	January 1, 2017
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$1,616	$1,289
Total assets		$1,616	$1,289

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the Company’s consolidated balance sheets and the net amounts of derivative liabilities are recognized in other accrued liabilities or other liabilities in the consolidated balance sheets. The following table summarizes the Company’s gross derivative assets and gross derivative liabilities in the consolidated balance sheets:

(in thousands)	April 2, 2017	January 1, 2017
Gross derivative assets	$1,621	$1,297
Gross derivative liabilities	5	8

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	April 2, 2017	January 1, 2017
Notional amount of outstanding commodity derivative agreements	$11,731	$13,146
Latest maturity date of outstanding commodity derivative agreements	December 2017	December 2017

Subsequent to the end of the first quarter of 2017, the Company entered into additional agreements to hedge certain commodity costs for 2017. The notional amount of these agreements was $38.1 million.

11.Fair Values of Financial Instruments

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

Non-public variable rate debt	Level 2	The carrying amounts of the Company’s variable rate borrowings approximate their fair values due to variable interest rates with short reset periods.
Non-public fixed rate debt	Level 2	The fair values of the Company’s fixed rate non-public debt are based on estimated current market prices.
Public debt securities	Level 2	The fair values of the Company’s public debt securities are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	April 2, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$27,485	$27,485	$27,485	$-	$-
Commodity hedging agreements	1,616	1,616	-	1,616	-
Liabilities:
Deferred compensation plan liabilities	27,485	27,485	27,485	-	-
Non-public variable rate debt	421,266	422,000	-	422,000	-
Non-public fixed rate debt	124,785	125,000	-	125,000
Public debt securities	456,258	481,200	-	481,200	-
Acquisition related contingent consideration	303,952	303,952	-	-	303,952

	January 1, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$24,903	$24,903	$24,903	$-	$-
Commodity hedging agreements	1,289	1,289	-	1,289	-
Liabilities:
Deferred compensation plan liabilities	24,903	24,903	24,903	-	-
Non-public variable rate debt	451,222	452,000	-	452,000	-
Public debt securities	456,032	475,800	-	475,800	-
Acquisition related contingent consideration	253,437	253,437	-	-	253,437

Under the Final CBA, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the Expansion Territories. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition-related contingent consideration liability related to the territory expansion to fair value by discounting future expected sub-bottling payments required under the Final CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each Expansion Territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the Final CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2017	2016
Opening balance - Level 3 liability	$253,437	$136,570
Increase due to acquisitions	42,316	31,171
Payments/current payables	(4,047)	(6,959)
Fair value adjustment	12,246	17,151
Ending balance - Level 3 liability	$303,952	$177,933

The Company recorded an unfavorable fair value adjustment to the contingent consideration liability of $12.2 million during the first quarter of 2017, which was primarily a result of the final settlement of territory values for the Paducah and Pikeville, Kentucky Expansion Territory acquisitions and the Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina Expansion Territory acquisitions, which closed in May 2015 and October 2015, respectively. The Company recorded an unfavorable fair value adjustment to the contingent consideration liability of $17.2 million during the first quarter of 2016, which was driven primarily by a change in projected future operating results of the acquired Expansion Territories subject to sub-bottling fees. These adjustments were recorded in other expense, net on the Company’s consolidated statements of operations.

12.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	April 2, 2017	January 1, 2017
Non-current portion of acquisition related contingent consideration	$283,751	$237,655
Accruals for executive benefit plans	126,756	123,078
Non-current deferred proceeds from conversion of Legacy Territory bottling agreements	84,890	-
Other	18,286	17,839
Total other liabilities	$513,683	$378,572

Pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended), upon the conversion of the Company’s bottling agreements to the Final CBA on March 31, 2017, the Company received a one-time $87.1 million fee from CCR. This was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. As of April 2, 2017, $2.2 million was recorded in accrued liabilities and $84.9 million was recorded to other liabilities on the consolidated financial statements.

13.Commitments and Contingencies

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through June 2024. All eight shareholders of the cooperative are Coca‑Cola bottlers and each has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. The Company purchased 6.7 million cases and 6.5 million cases of finished product from SAC in the first quarter of 2017 and the first quarter of 2016, respectively.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories.

The Company has an equity ownership in both SAC and Southeastern. The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2017	2016
Purchases from SAC	$33,634	$33,222
Purchases from Southeastern	23,336	16,968
Total purchases from manufacturing cooperatives	$56,970	$50,190

The Company guarantees a portion of SAC’s and Southeastern’s debt, which resulted primarily from the purchase of production equipment and facilities and expires at various dates through 2023. The amounts guaranteed were as follows:

(in thousands)	April 2, 2017	January 1, 2017
Guaranteed portion of debt - SAC	$17,947	$23,297
Guaranteed portion of debt - Southeastern	10,184	9,277
Total guaranteed portion of debt - manufacturing cooperatives	$28,131	$32,574

In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. The following table summarizes the Company’s maximum exposure under these guarantees if these cooperatives had borrowed up to their aggregate borrowing capacity:

	April 2, 2017
(in thousands)	South Atlantic Canners, Inc.	Southeastern Container	Total Manufacturing Cooperatives
Maximum guaranteed debt	$23,938	$25,251	$49,189
Equity investments(1)	4,102	17,768	21,870
Maximum total exposure, including equity investments	$28,040	$43,019	$71,059

(1)	Recorded in other assets on the Company’s consolidated balance sheets.

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

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of April 2, 2017, and there was no impairment in 2016.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $29.7 million on both April 2, 2017 and January 1, 2017.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of April 2, 2017 amounted to $84.1 million and expire at various dates through 2026.

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

14.Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax benefit by loss before income taxes, for the first quarter of 2017 and the first quarter of 2016 was 45.5% and 36.0%, respectively. The increase in the effective tax rate benefit was primarily driven by a reduction in the valuation allowance resulting from the Company’s assessment of its ability to use certain loss carryforwards, partially offset by the repricing of net deferred tax liabilities as a result of the Expansion Territories being located in higher tax rate jurisdictions.

The Company’s effective tax rate, as calculated by dividing income tax benefit by loss before income taxes minus net income attributable to noncontrolling interest, for the first quarter of 2017 and the first quarter of 2016 was 42.2% and 33.6%, respectively.

The Company had uncertain tax positions, including accrued interest, of $3.0 million on April 2, 2017 and $2.9 million on January 1, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

Prior tax years beginning in year 2002 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

15.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for the first quarter of 2017 and the first quarter of 2016 is as follows:

(in thousands)	January 1, 2017	Pre-tax Activity	Tax Effect	April 2, 2017
Net pension activity:
Actuarial loss	$(72,393)	$807	$(311)	$(71,897)
Prior service costs	(61)	7	(3)	(57)
Net postretirement benefits activity:
Actuarial loss	(24,111)	648	(250)	(23,713)
Prior service costs	3,679	(746)	288	3,221
Foreign currency translation adjustment	(11)	4	(2)	(9)
Total AOCI(L)	$(92,897)	$720	$(278)	$(92,455)

(in thousands)	January 3, 2016	Pre-tax Activity	Tax Effect	April 3, 2016
Net pension activity:
Actuarial loss	$(68,243)	$741	$(286)	$(67,788)
Prior service costs	(78)	7	(3)	(74)
Net postretirement benefits activity:
Actuarial loss	(19,825)	587	(227)	(19,465)
Prior service costs	5,744	(840)	324	5,228
Foreign currency translation adjustment	(5)	15	(5)	5
Total AOCI(L)	$(82,407)	$510	$(197)	$(82,094)

A summary of the impact of AOCI(L) on the income statement line items is as follows:

	First Quarter 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$155	$(20)	$-	$135
Selling, delivery & administrative expenses	659	(78)	4	585
Subtotal pre-tax	814	(98)	4	720
Income tax expense	314	(38)	2	278
Total after tax effect	$500	$(60)	$2	$442

	First Quarter 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$75	$(38)	$-	$37
Selling, delivery & administrative expenses	673	(215)	15	473
Subtotal pre-tax	748	(253)	15	510
Income tax expense	289	(97)	5	197
Total after tax effect	$459	$(156)	$10	$313

16.Capital Transactions

During the first quarter of each year, the Compensation Committee of the Company’s Board of Directors determines whether any shares of the Company’s Class B Common Stock should be issued to J. Frank Harrison, III, in connection with his services for the prior year as Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to a performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash each year to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards each year is as follows:

	Fiscal Year
	2017	2016
Date of approval for award	March 7, 2017	March 8, 2016
Fiscal year of service covered by award	2016	2015
Shares settled in cash to satisfy tax withholding obligations	18,980	19,080
Increase in Class B Common Stock shares outstanding	21,020	20,920
Total Class B Common Stock awarded	40,000	40,000

Compensation expense for the Performance Unit Award Agreement, recognized on the share price of the last trading day prior to the end of the fiscal period, was as follows:

	First Quarter
(in thousands, except share price)	2017	2016
Total compensation expense	$2,060	$1,627
Share price for compensation expense	$206.02	$162.69
Share price date for compensation expense	March 31, 2017	April 1, 2016

17.Benefit Plans

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

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2017	2016
Service cost	$150	$28
Interest cost	2,979	3,031
Expected return on plan assets	(3,399)	(3,458)
Recognized net actuarial loss	807	741
Amortization of prior service cost	7	7
Net periodic pension cost	$544	$349

The Company did not make any contributions to the Company-sponsored pension plans during the first quarter of 2017. Anticipated contributions to the two Company-sponsored pension plans will be in the range of $10 to $12 million during 2017.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2017	2016
Service cost	$572	$350
Interest cost	911	778
Recognized net actuarial loss	648	587
Amortization of prior service cost	(746)	(840)
Net periodic postretirement benefit cost	$1,385	$875

Multi-Employer Benefits

Certain employees of the Company, whose employment is covered under collective bargaining agreements, participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions on behalf of such employees. Subsequent to the end of the first quarter of 2017, certain collective bargaining agreements covering the Teamsters Plan expired on April 29, 2017. These agreements were renewed and will now expire in April 2020. The remainder of these agreements will expire July 26, 2018.

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

18.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the secret formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of April 2, 2017, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2017	2016
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$226,726	$123,186
Customer marketing programs	57,794	29,142
Cold drink equipment parts	5,621	4,561

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$16,836	$15,626
Fountain delivery and equipment repair fees	7,850	5,643
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	2,093	1,488
Presence marketing funding support on the Company’s behalf	656	481

Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company

The Company has a production arrangement with CCR to buy and sell finished products at cost. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottlers’ locations. The following table summarizes purchases and sales under these arrangements between the Company and CCR:

	First Quarter
(in thousands)	2017	2016
Purchases from CCR	$40,357	$60,443
Sales to CCR	27,163	13,087
Sales to CCR for transporting CCR's product	839	5,046

As discussed above in Note 2 to the consolidated financial statements, the Company and CCR have entered into and closed various Expansion Transactions to acquire Expansion Territories previously served by CCR and Expansion Facilities previously owned by CCR. The following table summarizes the definitive agreements and closing dates for each of the Expansion Transactions completed by the Company as of April 2, 2017:

Expansion Territories	Definitive Agreement Date		Acquisition / Exchange Date
Johnson City and Morristown, Tennessee	May 7, 2014		May 23, 2014
Knoxville, Tennessee	August 28, 2014		October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014		January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014		February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015		May 1, 2015
Lexington, Kentucky for Jackson, Tennessee Exchange	October 17, 2014		May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	September 23, 2015		October 30, 2015
Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia	September 23, 2015		January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	September 23, 2015		April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland	September 23, 2015		April 29, 2016
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky	September 1, 2016	[1]	October 28, 2016
Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana	September 1, 2016		January 27, 2017
Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio	September 1, 2016		March 31, 2017

(1)	As amended by Amendment No. 1, dated January 27, 2017.

Expansion Facilities	Definitive Agreement Date	Acquisition Date
Annapolis, Maryland Make-Ready Center	October 30, 2015	October 30, 2015
Sandston, Virginia	October 30, 2015	January 29, 2016
Silver Spring and Baltimore, Maryland	October 30, 2015	April 29, 2016
Cincinnati, Ohio	September 1, 2016	October 28, 2016
Indianapolis and Portland, Indiana	September 1, 2016	March 31, 2017

As part of the Distribution Territory Expansion Transactions, the Company has entered into a Final CBA, as described above in Note 2 to the consolidated financial statements. Under the Final CBA, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment is based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. The liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments was $304.0 million on April 2, 2017 and $253.4 million on January 1, 2017. Payments to CCR under the Final CBA, including payments under the Company’s initial comprehensive beverage agreements, which were each converted into the Final CBA as of March 31, 2017, were zero during the first quarter of 2017 and $5.0 million during the first quarter of 2016.

Glacéau Distribution Termination Agreement

On January 1, 2017, the Company obtained the rights to market, promote, distribute and sell glacéau vitaminwater, glacéau smartwater and glacéau vitaminwater zero drops in certain geographic territories including the District of Columbia and portions of Delaware, Maryland and Virginia, pursuant to an agreement entered into by the Company, The Coca‑Cola Company and CCR in June 2016. Pursuant to the agreement, the Company made a payment of $15.6 million during the first quarter of 2017 to The Coca‑Cola Company, which represented a portion of the total payment made by The Coca‑Cola Company to terminate a distribution arrangement with a prior distributor in this territory.

Coca‑Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”)

Along with all other Coca‑Cola bottlers in the United States, including CCR, the Company is a member of CCBSS, a company formed in 2003 for the purpose of facilitating various procurement functions and distributing certain specified beverage products of The Coca‑Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system in the United States.

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $5.2 million on April 2, 2017 and $7.4 million on January 1, 2017.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $0.5 million in the first quarter of 2017 and $0.2 million in the first quarter of 2016.

National Product Supply Group Governance Agreement (“NPSG Governance Agreement”)

The NPSG Governance Agreement was executed in October 2015 by The Coca‑Cola Company and three other Coca‑Cola bottlers, including CCR, who are Regional Producing Bottlers (“RPBs”) in The Coca‑Cola Company’s national product supply system. Pursuant to the NPSG Governance Agreement, The Coca‑Cola Company and the RPBs have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As The Coca‑Cola Company continues its multi-year refranchising effort of its North American bottling territories, additional RPBs may be added to the NPSG Board. As of April 2, 2017, the NPSG Board consisted of The Coca‑Cola‑Company, the Company and six other RPBs, including CCR.

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

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain Coca‑Cola bottlers to provide business process and information technology services to its members. Under the CONA limited liability agreement executed January 27, 2016 (as amended or restated from time to time, the “CONA LLC Agreement”), the Company and other members of CONA are required to make capital contributions to CONA if and when approved by CONA’s board of directors, which is comprised of representatives of the members. The Company currently has the right to designate one of the members of CONA’s board of directors and has a percentage interest in CONA of approximately 19%. The Company made capital contributions to CONA of $0.1 million during the first quarter of 2017 and $1.2 million during the first quarter of 2016.

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

In exchange for the Company’s right to use the CONA System and right to receive the CONA Services under the Master Services Agreement, the Company is charged quarterly service fees by CONA based on the number of physical cases of Beverages distributed by the Company during the applicable period in the Territories where the CONA Services have been implemented (the “Service Fees”). Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute products of The Coca‑Cola Company (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the Service Fees will be changed to be an amount per physical case of Beverages distributed in any portion of the Territories equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed by all of the members of CONA, subject to certain exceptions. The Company is obligated to pay the Service Fees under the Master Services Agreement even if it is not using the CONA System for all or any portion of its operations in the Territories. The Company incurred CONA Services Fees of $2.5 million during the first quarter of 2017 and $1.4 million during the first quarter of 2016.

Snyder Production Center (“SPC”)

The Company leases the SPC and an adjacent sales facility, which are located in Charlotte, North Carolina, from Harrison Limited Partnership One (“HLP”). HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, Sue Anne H. Wells, a director of the Company, and Deborah H. Everhart, a former director of the Company, are trustees and beneficiaries. Morgan H. Everett, Vice President and a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The SPC lease expires on December 31, 2020. The principal balance outstanding under this capital lease was $14.0 million on April 2, 2017 and $14.7 million on January 1, 2017. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. Rental payments related to this lease were $1.0 million in both the first quarter of 2017 and the first quarter of 2016.

Company Headquarters

The Company leases its headquarters office facility and an adjacent office facility from Beacon Investment Corporation (“Beacon”). The lease expires on December 31, 2021. J. Frank Harrison, III is Beacon’s majority shareholder and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease was $14.9 million on April 2, 2017 and $15.5 million on January 1, 2017. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index. Rental payments related to this lease were $1.1 million in both the first quarter of 2017 and the first quarter of 2016.

19.Net Loss Per Share

The following table sets forth the computation of basic net loss per share and diluted net loss per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2017	2016
Numerator for basic and diluted net loss per Common Stock and Class B Common Stock share:
Net loss attributable to Coca-Cola Bottling Co. Consolidated	$(5,051)	$(10,041)
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	543	538
Total undistributed earnings	$(7,379)	$(12,364)

Common Stock undistributed earnings – basic	$(5,654)	$(9,496)
Class B Common Stock undistributed earnings – basic	(1,725)	(2,868)
Total undistributed earnings – basic	$(7,379)	$(12,364)

Common Stock undistributed earnings – diluted	$(5,654)	$(9,496)
Class B Common Stock undistributed earnings – diluted	(1,725)	(2,868)
Total undistributed earnings – diluted	$(7,379)	$(12,364)

Numerator for basic net loss per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed earnings – basic	(5,654)	(9,496)
Numerator for basic net loss per Common Stock share	$(3,869)	$(7,711)

Numerator for basic net loss per Class B Common Stock share:
Dividends on Class B Common Stock	$543	$538
Class B Common Stock undistributed earnings – basic	(1,725)	(2,868)
Numerator for basic net loss per Class B Common Stock share	$(1,182)	$(2,330)

Numerator for diluted net loss per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	543	538
Common Stock undistributed earnings – diluted	(7,379)	(12,364)
Numerator for diluted net loss per Common Stock share	$(5,051)	$(10,041)

Numerator for diluted net loss per Class B Common Stock share:
Dividends on Class B Common Stock	$543	$538
Class B Common Stock undistributed earnings – diluted	(1,725)	(2,868)
Numerator for diluted net loss per Class B Common Stock share	$(1,182)	$(2,330)

	First Quarter
(in thousands, except per share data)	2017	2016
Denominator for basic net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,178	2,157

Denominator for diluted net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,319	9,298
Class B Common Stock weighted average shares outstanding – diluted	2,178	2,157

Basic net loss per share:
Common Stock	$(0.54)	$(1.08)
Class B Common Stock	$(0.54)	$(1.08)

Diluted net loss per share:
Common Stock	$(0.54)	$(1.08)
Class B Common Stock	$(0.54)	$(1.08)

The 40,000 unvested performance units granted to Mr. Harrison during the first quarter of 2017 pursuant to the Performance Unit Award Agreement were excluded from the calculation of diluted net loss per share for the first quarter of 2017, as the effect of these awards would have been anti-dilutive.

NOTES TO TABLE

(1)

For purposes of the diluted net loss per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)

For purposes of the diluted net loss per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net loss per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

20.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
(in thousands)	2017	2016
Accounts receivable, trade, net	$(20,833)	$(22,283)
Accounts receivable from The Coca-Cola Company	(5,714)	(25,093)
Accounts receivable, other	8,428	(2,777)
Inventories	(9,496)	(7,778)
Prepaid expenses and other current assets	8,554	7,710
Accounts payable, trade	23,607	17,219
Accounts payable to The Coca-Cola Company	14,884	15,374
Other accrued liabilities	9,548	(4,691)
Accrued compensation	(30,020)	(23,966)
Accrued interest payable	5,505	7,359
Change in current assets less current liabilities (exclusive of acquisition)	$4,463	$(38,926)

21.Segments

The Company evaluates segment reporting in accordance with FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into an “All Other” reportable segment.

The Company’s results for its two reportable segments are as follows:

	First Quarter
(in thousands)	2017	2016
Net sales:
Nonalcoholic Beverages	$832,395	$606,928
All Other	76,792	45,709
Eliminations(1)	(43,485)	(27,181)
Consolidated net sales	$865,702	$625,456

Income from operations:
Nonalcoholic Beverages	$11,534	$10,968
All Other	2,074	1,433
Consolidated income from operations	$13,608	$12,401

Depreciation and amortization:
Nonalcoholic Beverages	$33,002	$22,908
All Other	1,979	1,482
Consolidated depreciation and amortization	$34,981	$24,390

Capital expenditures (exclusive of acquisition):
Nonalcoholic Beverages	$31,197	$24,994
All Other	4,114	6,658
Consolidated capital expenditures	$35,311	$31,652

(in thousands)	April 2, 2017	January 1, 2017
Total assets:
Nonalcoholic Beverages	$2,562,969	$2,349,284
All Other	107,608	105,785
Eliminations(1)	(5,757)	(5,585)
Consolidated total assets	$2,664,820	$2,449,484

(1)

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

Net sales by product category were as follows:

	First Quarter
(in thousands)	2017	2016
Bottle/can sales(1):
Sparkling beverages (carbonated)	$479,760	$352,670
Still beverages (noncarbonated, including energy products)	256,058	166,190
Total bottle/can sales	735,818	518,860

Other sales:
Sales to other Coca-Cola bottlers	64,730	50,210
Post-mix and other	65,154	56,386
Total other sales	129,884	106,596

Total net sales	$865,702	$625,456

(1)

During the second quarter of 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented. Total bottle/can sales remain unchanged in prior periods.

22.Subsequent Events

On April 13, 2017, the Company and CCR entered into (i) a distribution asset purchase agreement (the “April 2017 Distribution APA”) regarding the Company’s acquisition of distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio, and (ii) a manufacturing asset purchase agreement (the “April 2017 Manufacturing APA”) regarding the Company’s acquisition of an Expansion Facility and related manufacturing assets previously owned by CCR in Twinsburg, Ohio. On April 28, 2017, the Company completed the transactions contemplated by the April 2017 Distribution APA and the April 2017 Manufacturing APA. At closing, the Company paid a cash purchase price of $87.7 million, which remains subject to adjustment in accordance with the terms of the April 2017 Distribution APA and the April 2017 Manufacturing APA. The Company has not completed the preliminary allocation of the purchase price to the individual acquired assets and assumed liabilities for these transactions. The transactions will be accounted for as a business combination under FASB ASC 805.

On April 11, 2017, the Company and The Coca‑Cola Company entered into a non-binding letter of intent which contemplates the Company exchanging certain of its exclusive distribution rights and related assets and working capital relating to the distribution, promotion, marketing and sale of beverage products owned and licensed by The Coca‑Cola Company and certain cross-licensed brands in territory located in south-central Kentucky currently served by the Company’s distribution center located in Somerset, Kentucky for certain like kind assets of CCR, as part of the exchange transactions contemplated by the non-binding letter of intent entered into by the Company and The Coca‑Cola Company on June 14, 2016, as described in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Bottling Co. Consolidated (together with its majority-owned subsidiaries, the “Company,” “we” or “our”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The consolidated financial statements presented are:

•	The financial position as of April 2, 2017 and January 1, 2017.
•	The results of operations for the 13 weeks ended April 2, 2017 (“first quarter” of fiscal 2017 or “Q1 2017”) and the 13 weeks ended April 3, 2016 (“first quarter” of fiscal 2016).
•	Comprehensive income for the first quarter of fiscal 2017 (“2017”) and the first quarter of fiscal 2016 (“2016”).
•	Changes in equity for the first quarter of fiscal 2017 and the first quarter of fiscal 2016.
•	The cash flows for the first quarter of fiscal 2017 and the first quarter of fiscal 2016.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca‑Cola Bottling Partnership (“Piedmont”). Piedmont is the Company’s only subsidiary with a significant noncontrolling interest. The noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Expansion Transactions

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions since April 2013 with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to significantly expand the Company’s distribution and manufacturing operations. This expansion includes acquisition of the rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and related distribution assets (the “Distribution Territory Expansion Transactions”), as well as the acquisition of regional manufacturing facilities previously owned by CCR (the “Expansion Facilities”) and related manufacturing assets (the “Manufacturing Facility Expansion Transactions” and, together with the Distribution Territory Expansion Transactions, the “Expansion Transactions”).

As of April 2, 2017, the Expansion Transactions completed and the respective net cash paid amounts are as follows:

Expansion Territories / Expansion Facilities Acquired	Acquisition / Exchange Date	Net Cash Paid (In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.2
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	18.0
Paducah and Pikeville, Kentucky	May 1, 2015	7.0
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015	15.3
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015	26.7
Annapolis, Maryland Make-Ready Center	October 30, 2015	5.4
Easton and Salisbury, Maryland, Richmond and Yorktown, Virginia, and Sandston, Virginia Expansion Facility	January 29, 2016	65.7	*
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	April 1, 2016	35.6	*
Baltimore, Hagerstown and Cumberland, Maryland, and Silver Spring and Baltimore, Maryland Expansion Facilities	April 29, 2016	69.0	*
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky and Cincinnati, Ohio Expansion Facility	October 28, 2016	98.2	*
Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana	January 27, 2017	31.6	*
Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio and Indianapolis and Portland, Indiana Expansion Facilities	March 31, 2017	108.7	*

*	These net cash paid amounts are subject to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results of the Expansion Territories and the Expansion Facilities have been included in the Company’s consolidated financial statements from their respective acquisition or exchange dates. These Expansion Territories and Expansion Facilities contributed the following amounts to the Company’s consolidated statement of operations during the first quarter of 2017 and the first quarter of 2016:

	First Quarter
(in thousands)	2017(1)	2016(2)
Net sales	$264,906	$35,311
Income from operations	4,450	1,206

(1)	Includes the results of the Q1 2017 Expansion Transactions, as defined below, and the Expansion Territories and Expansion Facilities acquired in fiscal 2016 (the “2016 Expansion Transactions”).
(2)	Includes the results of the portion of the 2016 Expansion Transactions completed through April 3, 2016.

Expansion Transactions

A summary of the Expansion Transactions completed by the Company prior to the first quarter of 2017 is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2017. During the first quarter of 2017, the Company closed the following Expansion Transactions with CCR:

Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana Expansion Territories Acquisitions (the “January 2017 Expansion Transaction”)

On January 27, 2017, the Company acquired distribution rights for certain cross-licensed brands previously distributed in the territories by CCR and related assets for Expansion Territories served by distribution facilities in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana, for a cash purchase price of approximately $31.6 million, which remains subject to post-closing adjustment.

This transaction is pursuant to the distribution asset purchase agreement entered into by the Company and CCR on September 1, 2016, as described in the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2016 (the “September 2016 Form 8‑K”) and filed as Exhibit 2.1 thereto (as amended by Amendment No. 1 to Asset Purchase Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2017, the “September 2016 Distribution APA”).

Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio Expansion Territories Acquisitions and Indianapolis and Portland, Indiana Expansion Facility Acquisitions (“March 2017 Expansion Transactions”)

On March 31, 2017, the Company acquired distribution rights for certain cross-licensed brands previously distributed in the territories by CCR and related assets for Expansion Territories served by distribution facilities in Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio (the “March 2017 Expansion Territories”). In addition, on March 31, 2017, the Company acquired two Expansion Facilities located in Indianapolis and Portland, Indiana and related manufacturing assets (the “March 2017 Expansion Facilities”). The Company completed these two acquisitions for a cash purchase price of approximately $108.7 million, which remains subject to post-closing adjustment.

The March 2017 Expansion Territories acquisition is pursuant to the September 2016 Distribution APA. The March 2017 Expansion Facilities acquisition is pursuant to the manufacturing asset purchase agreement entered into by the Company and CCR on September 1, 2016 (the “September 2016 Manufacturing APA”), as described in the September 2016 Form 8‑K and filed as Exhibit 2.2 thereto.

Together, the January 2017 Expansion Transaction and the March 2017 Expansion Transactions, are the “Q1 2017 Expansion Transactions.”

Amendment to September 2016 Distribution APA

On January 27, 2017, the Company and CCR amended the September 2016 Distribution APA to, among other things, accelerate (i) the anticipated date for the closing of the March 2017 Expansion Transactions from October 2017 to March 2017, and (ii) the Company’s acquisition of territory served by a distribution facility in Terre Haute, Indiana from the March 2017 Expansion Transactions to the January 2017 Expansion Transaction.

Final Comprehensive Beverage Agreement

In connection with the closings for the March 2017 Expansion Territories described above, the Company, The Coca‑Cola Company and CCR entered into a comprehensive beverage agreement (the “Final CBA”) on March 31, 2017, pursuant to which CCR granted the Company certain exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products distinguished by the Trademarks (as such terms are defined in the Final CBA) in the March 2017 Expansion Territories, in exchange for the Company agreeing to make a quarterly sub-bottling payment to CCR on a continuing basis, based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain “cross-licensed” beverage brands not owned or licensed by The Coca‑Cola Company.

Other than the Covered Beverages, Related Products and expressly permitted existing cross-licensed brands, the Final CBA provides that, subject to certain limited exceptions, the Company will not be permitted to produce, manufacture, prepare, package, distribute, sell, deal in or otherwise use or handle any Beverages, Beverage Components (as such terms are defined in the Final CBA) or other beverage products unless otherwise consented to by The Coca‑Cola Company. The Final CBA has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless earlier terminated as provided therein.

The Final CBA includes:

(i)

the need to obtain The Coca‑Cola Company’s prior approval of a potential purchaser of the Company or its aggregate businesses directly and primarily related to the marketing, promotion, distribution and sale of certain beverages of The Coca‑Cola Company,

(ii)	the right of The Coca‑Cola Company to terminate the Final CBA in the event of an uncured default by the Company,
(iii)

the requirement that the Company maintain an annual equivalent case volume per capita change rate that is not less than one standard deviation below the median of such rates for all U.S. Coca‑Cola bottlers for such period, and

(iv)	the requirement that the Company make minimum, ongoing capital expenditures at a specified level.

As described below under “Bottling Agreement and RMA Conversions,” each of the Company’s initial comprehensive beverage agreements with The Coca‑Cola Company and CCR for the Expansion Territories the Company previously acquired from CCR (the “Initial CBAs”) and other Bottling Agreements (as defined below) has been amended, restated and converted into the Final CBA as of March 31, 2017. A summary of the Final CBA is provided in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (the “April 2017 Form 8-K”), and the Final CBA is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q (this “Report”).

Final Regional Manufacturing Agreement

In connection with the closings for the March 2017 Expansion Facilities described above, the Company and The Coca‑Cola Company entered into a regional manufacturing agreement (the “Final RMA”) on March 31, 2017, pursuant to which The Coca‑Cola Company granted the Company the rights to manufacture, produce and package Authorized Covered Beverages (as defined in the Final RMA) at the March 2017 Expansion Facilities for distribution by the Company for its own account in accordance with the Final CBA and for sale by the Company to certain other U.S. Coca‑Cola bottlers and to the Coca‑Cola North America division of The Coca‑Cola Company in accordance with the Final RMA.

Under the Final RMA, The Coca‑Cola Company will, from time to time, unilaterally establish the prices (or certain elements of the formula used to determine the prices) that the Company charges for sales of Authorized Covered Beverages to The Coca‑Cola Company or to certain U.S. Coca‑Cola bottlers. Subject to the right of The Coca‑Cola Company to terminate the Final RMA in the event of an uncured default by the Company, the Final RMA has a term that continues for the duration of the term of the Final CBA. Other than Authorized Covered Beverages, certain cross-licensed brands that the Company is permitted to distribute under the Final CBA, and certain other expressly permitted cross-licensed brands, the Final RMA provides that the Company will not manufacture any Beverages, Beverage Components or other beverage products unless otherwise consented to by The Coca‑Cola Company.

The Final RMA includes:

(i)

the requirement that the Company’s aggregate business directly and primarily related to the manufacture of Authorized Covered Beverages, permitted cross-licensed brands and other beverages and beverage products for The Coca‑Cola Company be subject to the same agreed upon sale process provisions included in the Final CBA, which include the need to obtain The Coca‑Cola Company’s prior approval of a potential purchaser of such manufacturing business,

(ii)

the right of The Coca‑Cola Company to terminate the Final RMA under certain circumstances, including in the event of an uncured default by the Company under the Final CBA or an uncured breach by the Company of any of its material obligations under the Final RMA or the NPSG Governance Agreement entered into by the Company, The Coca‑Cola Company and certain other Coca‑Cola bottlers on October 30, 2015 regarding the governance of the national product supply system, as described in the Company’s Current Report on Form 8-K filed November 2, 2015 and filed as Exhibit 10.1 thereto, and

(iii)

the requirement that the Company make minimum, ongoing capital expenditures at a specified level. A summary of the Final RMA is provided in the April 2017 Form 8-K, and the Final RMA is filed as Exhibit 10.7 to this Report.

The Final RMA is similar in many respects to the initial regional manufacturing agreements entered into by the Company and The Coca‑Cola Company for the Expansion Facilities the Company previously acquired from CCR (the “Initial RMAs”), a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2016 (the “May 2016 Form 8-K”). As described below under “Bottling Agreement and RMA Conversions,” each of the Company’s Initial RMAs has been amended, restated and converted into the Final RMA as of March 31, 2017.

Bottling Agreement and RMA Conversions

Upon the consummation of the March 31, 2017 Expansion Transactions, each of the Company’s existing bottling agreements for The Coca‑Cola Company beverage brands, including each of the Company’s Initial CBAs, master bottle contracts, allied bottle contracts and other bottling agreements with The Coca‑Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products (collectively, the “Bottling Agreements”), were automatically amended, restated and converted into the Final CBA (the “Bottling Agreement Conversion”) pursuant to the territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR on September 23, 2015, as described in the September 2015 Form 8-K and filed as Exhibit 10.1 thereto (as amended by the First Amendment to Territory Conversion Agreement filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2016, the “Territory Conversion Agreement”). The Bottling Agreement Conversion included all of the Company’s Bottling Agreements for the Expansion Territories and for all other territories in the United States where the Company (or one of its affiliates) has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca‑Cola Company (the “Legacy Territories”), provided that the sub-bottling payment required under the Final CBA will not apply with regards to the Legacy Territories.

Concurrent with the Bottling Agreement Conversion on March 31, 2017, each of the Company’s Initial RMAs were also automatically amended, restated and converted, pursuant to their terms, into the Final RMA (the “RMA Conversion”). The Final RMA also provides the Company the rights to manufacture, produce and package Authorized Covered Beverages at the Company’s four legacy manufacturing facilities (the “Legacy Facilities”), which rights were previously granted to the Company pursuant to certain Bottling Agreements that have now been amended, restated and converted into the Final CBA as part of the Bottling Agreement Conversion.

Pursuant to the Territory Conversion Agreement, on March 31, 2017 CCR paid the Company and its subsidiaries a one-time fee (which is subject to final adjustment) of $87.1 million upon the Bottling Agreement Conversion, an amount equivalent to 0.5 times the EBITDA the Company and its subsidiaries generated during the twelve-month period ended January 1, 2017 from sales in the Legacy Territories of Beverages either (i) owned by The Coca‑Cola Company or licensed to The Coca‑Cola Company and sublicensed to the Company and its subsidiaries, or (ii) owned by or licensed to Monster Energy Company on which the Company and its subsidiaries pay, and The Coca‑Cola Company receives, a facilitation fee.

Piedmont Final Comprehensive Beverage Agreement

In connection with the Bottling Agreement Conversion, the existing Bottling Agreements between The Coca‑Cola Company and Piedmont, a partnership formed by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of The Coca‑Cola Company to distribute and market finished bottle, can and fountain beverage products under trademarks of The Coca‑Cola Company and other third-party licensors in portions of the Legacy Territories located in North Carolina, South Carolina, Virginia and Georgia (the “Piedmont Territories”), also were amended, restated and converted into a final comprehensive beverage agreement (the “Piedmont CBA”).

Pursuant to the Piedmont CBA, The Coca‑Cola Company granted Piedmont certain exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products distinguished by the Trademarks in the Piedmont Territories. The Piedmont CBA is substantially similar to the Final CBA and, as with the treatment of the Legacy Territories under the Final CBA, there is no requirement for Piedmont to make quarterly sub-bottling payments to CCR for the Piedmont Territories. Piedmont did not enter into a Final RMA with The Coca‑Cola Company, as Piedmont does not own any regional manufacturing facilities. A summary of the Piedmont CBA is provided in the April 2017 Form 8-K and the Piedmont CBA is filed as Exhibit 10.6 to this Report.

Omnibus Letter Agreement

On March 31, 2017, the Company, certain of its subsidiaries and The Coca‑Cola Company entered into a letter agreement (the “Omnibus Letter Agreement”) pursuant to which the parties agreed that, for purposes of determining compliance with (i) the equivalent case volume per capita change rate obligation under the Final CBA, the Piedmont CBA and any other comprehensive beverage agreements between The Coca‑Cola Company and a subsidiary of the Company (collectively, the “CCBCC Group CBAs”) (the “Equivalent Case Volume Obligation”) and (ii) the capital expenditures obligation under the CCBCC Group CBAs and the Final RMA (the “Capital Expenditures Obligation”), the equivalent case volume per capita and the capital expenditures of the Company and its subsidiaries, in both instances, will be calculated in the aggregate. For instance, the Capital Expenditures Obligation will apply to the entire territory covered by the CCBCC Group CBAs and the Final RMA in the aggregate, and not with respect to any individual territory under a particular agreement, and will include all expenditures in such respect made by the Company and its subsidiaries.

In addition, the Omnibus Letter Agreement provides that a breach of the Equivalent Case Volume Obligation or the Capital Expenditures Obligation would result in a default of the CCBCC Group CBAs and/or of the Final RMA, as applicable. Further, pursuant to the Omnibus Letter Agreement, the Company and The Coca‑Cola Company also agreed that the Final RMA supersedes the letter agreement entered into by the Company and The Coca‑Cola Company on April 29, 2016, as described in the May 2016 Form 8-K, and consequently, terminated such letter agreement as of March 31, 2017. A summary of the Omnibus Letter Agreement is provided in the April 2017 Form 8-K, and the Omnibus Letter Agreement was filed as Exhibit 10.1 thereto.

Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement

In connection with the Company’s acquisitions of the Expansion Facilities and the impact on transaction value from certain adjustments made by The Coca‑Cola Company to the authorized pricing under the Final RMA on sales of Authorized Covered Beverages produced by the Company at the Expansion Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers, the Company and The Coca‑Cola Company also entered into a letter agreement on March 31, 2017 (the “Manufacturing Facilities Letter Agreement”) pursuant to which The Coca‑Cola Company agreed to provide the Company with an aggregate valuation adjustment discount of $33.1 million (the “Expansion Facilities Discount”) on the purchase prices for the Expansion Facilities. On March 31, 2017, upon the Company’s acquisition of the March 2017 Expansion Facilities, the parties agreed to apply $22.9 million of the total Expansion Facilities Discount, which represents the portion of the Expansion Facilities Discount applicable to (i) the March 2017 Expansion Facilities and (ii) the Expansion Facilities previously acquired by the Company from CCR. The portion of the Expansion Facilities Discount attributable to each of the remaining Expansion Facilities to be acquired by the Company will be applied at the closing of each such future transaction.

The Manufacturing Facilities Letter Agreement also establishes a mechanism to compensate the Company with a payment or credit for the net economic impact to the Legacy Facilities of the changes made by The Coca‑Cola Company to the authorized pricing under the Final RMA on sales of Authorized Covered Beverages produced by the Company at the Legacy Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers versus the Company’s historical returns for products produced at the Legacy Facilities prior to the RMA Conversion (the “Legacy Facilities Credit”). The Coca‑Cola Company and the Company have agreed to work together to calculate the Legacy Facilities Credit as promptly as reasonably practicable. A summary of the Manufacturing Facilities Letter Agreement is provided in the April 2017 Form 8-K and the Manufacturing Facilities Letter Agreement is filed as Exhibit 10.8 to this Report.

Amended and Restated Ancillary Business Letter

On March 31, 2017, the Company and The Coca‑Cola Company amended and restated the letter agreement dated October 30, 2015, a copy of which was filed as Exhibit 10.2 to the November 2015 Form 8-K (as amended and restated, the “A&R Ancillary Business Letter”), to grant the Company advance waivers to acquire or develop certain lines of business involving the preparation, distribution, sale, dealing in or otherwise using or handling of certain beverage products that would otherwise be prohibited under the Final CBA or any similar agreement. Subject to certain limited exceptions described therein, the Company is prohibited from acquiring or developing any line of business inside or outside of its territories governed by the Final CBA or any similar agreement during the term of a focus period expiring January 1, 2020 (the “Focus Period”) without the consent of The Coca‑Cola Company, which consent may not be unreasonably withheld.

After the expiration of the Focus Period, only the acquisition or development by the Company of (i) any grocery, quick service restaurant, or convenience and petroleum store business engaged in the sale of Beverages, Beverage Components and other beverage products not otherwise authorized or permitted by the Final CBA, or (ii) any other line of business for which beverage activities otherwise prohibited under the Final CBA represent more than a certain threshold of net sales will require the consent of The Coca‑Cola Company (which consent may not be unreasonably withheld) under the A&R Ancillary Business Letter, subject to certain limited exceptions described therein. A summary of the A&R Ancillary Business Letter is provided in the April 2017 Form 8‑K, and the A&R Ancillary Business Letter was filed as Exhibit 10.2 thereto.

Cleveland Letter of Intent

On February 6, 2017, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “February 2017 LOI”) pursuant to which CCR would grant the Company certain exclusive rights for the distribution, promotion, marketing and sale of beverage products owned and licensed by The Coca‑Cola Company in territory in and around Cleveland, Ohio (the “Cleveland Territory”) currently served by another unaffiliated Coca‑Cola bottler. The February 2017 LOI contemplates that CCR would acquire this distribution business in the Cleveland Territory from the existing Coca‑Cola bottler immediately prior to selling it to the Company. A summary of the February 2017 LOI was provided in the Company’s Current Report on Form 8-K filed February 7, 2017, and the February 2017 LOI was filed as Exhibit 99.2 thereto.

Pursuant to the February 2017 LOI, the Company and The Coca‑Cola Company also amended their non-binding letter of intent dated February 8, 2016, as described in the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2016 and filed as Exhibit 99.2 thereto, to remove the portion of the distribution territory located in northern West Virginia served by CCR’s distribution facilities in Wheeling and Fairmont, West Virginia from the Distribution Territory Expansion Transaction contemplated by such letter of intent and agreed that CCR will sell the distribution rights and assets associated with such territory to another unaffiliated Coca‑Cola bottler.

Our Business and the Nonalcoholic Beverage Industry

Coca‑Cola Bottling Co. Consolidated, a Delaware corporation, produces, markets and distributes nonalcoholic beverages in 16 states. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest independent Coca‑Cola bottler in the United States. Approximately 92% of our total bottle/can volume to retail customers consist of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage brands including Dr Pepper, Sundrop and Monster Energy. Our purpose is to honor God, serve others, pursue excellence and grow profitably. Our stock is traded on the NASDAQ exchange under the symbol “COKE.”

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

Net sales by product category were as follows:

	First Quarter
(in thousands)	2017	2016
Bottle/can sales(1):
Sparkling beverages (carbonated)	$479,760	$352,670
Still beverages (noncarbonated, including energy products)	256,058	166,190
Total bottle/can sales	735,818	518,860

Other sales:
Sales to other Coca-Cola bottlers	64,730	50,210
Post-mix and other	65,154	56,386
Total other sales	129,884	106,596

Total net sales	$865,702	$625,456

(1)

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

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs were $91.0 million in the first quarter of 2017 and $64.4 million in the first quarter of 2016. Management of these costs will continue to be a key area of emphasis for the Company.

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

Results of Operations

First Quarter Results

Our results of operations for the first quarter of 2017 and the first quarter of 2016 are highlighted in the table below and discussed in the following paragraphs:

	First Quarter
(in thousands)	2017	2016	Change	% Change
Net sales	$865,702	$625,456	$240,246	38.4%
Cost of sales	533,681	381,558	152,123	39.9
Gross profit	332,021	243,898	88,123	36.1
Selling, delivery and administrative expenses	318,413	231,497	86,916	37.5
Income from operations	13,608	12,401	1,207	9.7
Interest expense, net	9,470	9,361	109	1.2
Other expense, net	12,246	17,151	(4,905)	(28.6)
Loss before income taxes	(8,108)	(14,111)	6,003	(42.5)
Income tax benefit	(3,691)	(5,078)	1,387	(27.3)
Net loss	(4,417)	(9,033)	4,616	(51.1)
Less: Net income attributable to noncontrolling interest	634	1,008	(374)	(37.1)
Net loss attributable to Coca-Cola Bottling Co. Consolidated	$(5,051)	$(10,041)	$4,990	(49.7)

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

First Quarter 2016

•	$264.9 million in net sales and $4.5 million of operating income related to the Expansion Territories and Expansion Facilities;
•	$7.7 million of expenses related to acquiring and transitioning Expansion Territories and Expansion Facilities; and
•	$12.2 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

First Quarter 2016

•	$35.3 million in net sales and $1.2 million of operating income related to the Expansion Territories;
•	$17.2 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories;
•	$6.4 million of expenses related to acquiring and transitioning Expansion Territories; and
•	$4.0 million of additional expense related to increased charitable contributions.

Net Sales

Net sales increased $240.2 million, or 38.4%, to $865.7 million in the first quarter of 2017, as compared to $625.5 million in the first quarter of 2016. The increase in net sales was primarily attributable to the following (in millions):

First Quarter 2017	Attributable to:
$229.6	Net sales increase related to the Q1 2017 Expansion Transactions and the 2016 Expansion Transactions
12.6

2.6% increase in bottle/can sales volume to retail customers in the Legacy Territory, the 2014 Expansion Territories and the 2015 Expansion Territories, primarily driven by an increase in still beverages

(2.4)	Decrease in sales price per unit to other Coca-Cola bottlers
0.4	Other
$240.2	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 85% of the Company’s total net sales in the first quarter of 2017, as compared to approximately 83% in the first quarter of 2016. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	First Quarter		Sales Volume
Product Category	2017	2016	Increase
Sparkling beverages	71.4%	72.9%	35.5%
Still beverages (including energy products)	28.6%	27.1%	45.9%
Total bottle/can sales volume	100.0%	100.0%	38.3%

Bottle/can volume to retail customers, excluding the Q1 2017 Expansion Transactions and the 2016 Expansion Transactions, increased 2.6%, which represented a 1.3% increase in sparkling beverages and a 6.0% increase in still beverages in the first quarter of 2017, as compared to the first quarter of 2016.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first quarter of 2017, approximately 66% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers was sold for immediate consumption.

The following table summarizes the percentage of the Company’s total bottle/can volume and the percentage of the Company’s total net sales, which are all included in the Nonalcoholic Beverages operating segment, attributed to its largest customers:

	First Quarter
Customer	2017	2016
Wal-Mart Stores, Inc.
Approximate percent of the Company's total Bottle/can volume	20%	20%
Approximate percent of the Company's total Net sales	14%	14%

The Kroger Company
Approximate percent of the Company's total Bottle/can volume	8%	7%
Approximate percent of the Company's total Net sales	6%	5%

Food Lion, LLC
Approximate percent of the Company's total Bottle/can volume	7%	9%
Approximate percent of the Company's total Net sales	5%	6%

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased $152.1 million, or 39.9%, to $533.7 million in the first quarter of 2017, as compared to $381.6 million in the first quarter of 2016. The increase in cost of sales was primarily attributable to the following (in millions):

First Quarter 2017	Attributable to:
$146.9	Cost of sales increase related to the Q1 2017 Expansion Transactions and the 2016 Expansion Transactions
7.3

2.6% increase in bottle/can sales volume to retail customers in the Legacy Territory, the 2014 Expansion Territories and the 2015 Expansion Territories, primarily driven by an increase in still beverages

(4.0)	Decrease in external transportation cost of sales
1.9	Other
$152.1	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of sales: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $24.4 million in the first quarter of 2017, as compared to $20.4 million in the first quarter of 2016.

The Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

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

S,D&A expenses increased by $86.9 million, or 37.5%, to $318.4 million in the first quarter of 2017, as compared to $231.5 million in the first quarter of 2016. S,D&A expenses as a percentage of net sales decreased to 36.8% in the first quarter of 2017 from 37.0% in the first quarter of 2016. The increase in S,D&A expenses was primarily attributable to the following (in millions):

First Quarter 2017	Attributable to:
$44.0	Increase in employee salaries including bonus and incentives due to additional personnel added from the Expansion Transactions
8.3	Increase in employee benefit costs primarily due to additional group insurance expense and 401(k) employer matching contributions for employees from the Expansion Transactions
6.1	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment from the Expansion Transactions
4.1	Increase in marketing expense primarily due to increased spending for media and cold drink sponsorships
3.9	Increase in employer payroll taxes primarily due to additional personnel added from the Expansion Transactions
7.9	Other individually immaterial expense increases primarily related to the Expansion Transactions
12.6	Other individually immaterial increases
$86.9	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $91.0 million in the first quarter of 2017 and $64.4 million in the first quarter of 2016.

Interest Expense, Net

Interest expense, net, increased $0.1 million, or 1.2%, to $9.5 million in the first quarter of 2017, as compared to $9.4 million in the first quarter of 2016.

Other Expense, Net

Other expense, net, included a noncash charge of $12.2 million in the first quarter of 2017 and $17.2 million in the first quarter of 2016 as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment in the first quarter of 2017 was primarily a result of the final settlement of territory values for the Paducah and Pikeville, Kentucky Expansion Territory acquisitions and the Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina Expansion Territory acquisitions, which closed in May 2015 and October 2015, respectively. The adjustment in the first quarter of 2016 was driven primarily by a change in projected future operating results of the acquired Expansion Territories subject to sub-bottling fees.

Each reporting period, the Company adjusts its contingent consideration liability related to the newly-acquired Expansion Territories to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Final CBA using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, which include long-term interest rates; projected future operating results; and final settlements of territory values. These future expected sub-bottling payments extend through the life of the related distribution asset acquired in each distribution territory expansion transaction, which is generally 40 years. In addition, the Company is required to pay quarterly the current portion of the sub-bottling fee.

Income Tax Benefit

The Company’s effective tax rate, calculated by dividing income tax benefit by loss before income taxes, was 45.5% for the first quarter of 2017 and 36.0% for the first quarter of 2016. The increase in the effective tax rate benefit was primarily driven by a reduction in the valuation allowance resulting from the Company’s assessment of its ability to use certain loss carryforwards, partially offset by the repricing of net deferred tax liabilities as a result of the Expansion Territories being located in higher tax rate jurisdictions. The Company’s effective tax rate, calculated by dividing income tax benefit by loss before income taxes minus net income attributable to noncontrolling interest, was 42.2% for the first quarter of 2017 and 33.6% for the first quarter of 2016.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest, which is related to the portion of Piedmont owned by The Coca‑Cola Company, of $0.6 million in the first quarter of 2017 and $1.0 million in the first quarter of 2016.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.4 million in the first quarter of 2017 and $0.3 million in the first quarter of 2016. The increase was primarily a result of actuarial losses on the Company’s pension and postretirement benefit plans.

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

The Company’s results for its two reportable segments are as follows:

	First Quarter
(in thousands)	2017	2016
Net sales:
Nonalcoholic Beverages	$832,395	$606,928
All Other	76,792	45,709
Eliminations(1)	(43,485)	(27,181)
Consolidated net sales	$865,702	$625,456

Income from operations:
Nonalcoholic Beverages	$11,534	$10,968
All Other	2,074	1,433
Consolidated income from operations	$13,608	$12,401

(1)

The entire net sales elimination for each year presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Comparable /Adjusted Results

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

The following tables reconcile reported GAAP results to comparable results (non-GAAP) for the first quarter of 2017 and the first quarter of 2016:

	First Quarter 2017
(in thousands, except per share data)	Net sales	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$865,702	$13,608	$(8,108)	$(5,051)	$(0.54)
Fair value adjustments for commodity hedges	-	(327)	(327)	(201)	(0.02)
2017 & 2016 acquisitions impact	(264,906)	(4,450)	(4,450)	(2,732)	(0.29)
Expansion Transaction expenses	-	7,652	7,652	4,698	0.49
Fair value adjustment of acquisition related contingent consideration	-	-	12,246	7,519	0.81
Total reconciling items	(264,906)	2,875	15,121	9,284	0.99
Comparable results (non-GAAP)	$600,796	$16,483	$7,013	$4,233	$0.45

	First Quarter 2016
(in thousands, except per share data)	Net sales	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$625,456	$12,401	$(14,111)	$(10,041)	$(1.08)
Fair value adjustments for commodity hedges	-	(1,040)	(1,040)	(640)	(0.07)
2016 acquisitions impact	(35,311)	(1,206)	(1,206)	(742)	(0.08)
Expansion Transaction expenses	-	6,423	6,423	3,950	0.43
Special charitable contribution	-	4,000	4,000	2,460	0.26
Impact of changes in product supply governance	-	(2,213)	(2,213)	(1,361)	(0.15)
Fair value adjustment of acquisition related contingent consideration	-	-	17,151	10,548	1.14
Total reconciling items	(35,311)	5,964	23,115	14,215	1.53
Comparable results (non-GAAP)	$590,145	$18,365	$9,004	$4,174	$0.45

Financial Condition

Total assets increased to $2.66 billion on April 2, 2017, from $2.45 billion on January 1, 2017. The increase in total assets is primarily attributable to the Expansion Transactions, contributing to an increase in total assets of $185.2 million from January 1, 2017. In addition, the Company had additions to property, plant and equipment of $41.6 million during the first quarter of 2017, which excludes $108.4 million in property, plant and equipment acquired in the Q1 2017 Expansion Transactions.

Net working capital, defined as current assets less current liabilities, was $192.9 million on April 2, 2017, which was an increase of $56.9 million from January 1, 2017.

Significant changes in net working capital on April 2, 2017 from January 1, 2017 were as follows:

•	An increase in accounts receivable, trade of $21.6 million primarily as a result of accounts receivable from the Q1 2017 Expansion Transactions.
•	An increase of $8.6 million in accounts receivable from The Coca‑Cola Company, primarily as a result of activity from the Q1 2017 Expansion Transactions and the timing of payments.
•	An increase in inventories of $36.5 million primarily as a result of inventories from the Q1 2017 Expansion Transactions.

•	An increase in accounts payable, trade of $18.2 million primarily as a result of purchases from the Q1 2017 Expansion Transactions.
•	An increase in other accrued liabilities of $16.9 million primarily due to timing of payments.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt, other than capital leases, from public markets and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of previously announced additional Expansion Territories and Expansion Facilities, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these financial statements. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

On February 27, 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (the “Private Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company used the proceeds toward repayment of outstanding indebtedness under the Revolving Credit Facility and for other general corporate purposes. The Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the facility in an aggregate principal amount of up to $175 million.

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

The Company currently believes all banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The Company had outstanding borrowings on the Revolving Credit Facility of $122.0 million on April 2, 2017 and $152.0 million on January 1, 2017.

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

The Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of April 2, 2017. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings during the first quarter of 2017 from the prior year and the credit ratings are currently stable. As of April 2, 2017, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Net debt and capital lease obligations were summarized as follows:

(in thousands)	April 2, 2017	January 1, 2017
Debt	$1,002,309	$907,254
Capital lease obligations	46,893	48,721
Total debt and capital lease obligations	1,049,202	955,975
Less: Cash and cash equivalents	31,940	21,850
Total net debt and capital lease obligations (1)	$1,017,262	$934,125

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

The Company is subject to interest rate risk on its floating rate debt, including the Company’s $450 million Revolving Credit Facility and its $300 million Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of April 2, 2017, interest expense for the next twelve months would increase by approximately $4.2 million.

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the Expansion Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2017	2016
Opening balance - Level 3 liability	$253,437	$136,570
Increase due to acquisitions	42,316	31,171
Payments/current payables	(4,047)	(6,959)
Fair value adjustment	12,246	17,151
Ending balance - Level 3 liability	$303,952	$177,933

Cash Sources and Uses

The primary sources of cash for the Company in the first quarter of 2017 were debt financings and a one-time fee paid to the Company by CCR as part of the Final CBA. The primary uses of cash in the first quarter of 2017 were acquisitions of Expansion Territories and Expansion Facilities and additions to property, plant and equipment. The primary source of cash for the Company in the first quarter of 2016 was debt financings. The primary uses of cash in the first quarter of 2016 were debt repayments, acquisitions of Expansion Territories and Expansion Facilities and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2017	2016
Cash Sources:
Borrowings under Revolving Credit Facility	$120,000	$140,000
Proceeds from issuance of Senior Notes	125,000	-
Bottling conversion agreement fee	87,066	-
Cash provided by operating activities(1)	29,465	-
Refund of income tax payments	-	10,180
Other	224	249
Total cash sources	$361,755	$150,429

Cash Uses:
Payment of Revolving Credit Facility	$150,000	$-
Acquisition of Expansion Territories and Expansion Facilities, net of cash acquired	139,958	100,907
Additions to property, plant and equipment (exclusive of acquisition)	41,580	36,785
Glacéau distribution agreement consideration	15,598	-
Investment in CONA Services LLC	134	1,204
Cash dividends paid	2,328	2,323
Principal payments on capital lease obligations	1,828	1,726
Cash used in operating activities(1)	-	25,423
Payment of acquisition related contingent consideration	-	4,959
Other	239	-
Total cash uses	$351,665	$173,327
Net increase (decrease) in cash	$10,090	$(22,898)

(1)

Excludes income tax refunds and payments, the glacéau distribution agreement consideration and the bottling conversion agreement fee. This line item is a non-GAAP measure and is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s cash sources and uses. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Cash Flows From Operating Activities

During the first quarter of 2017, cash provided by operating activities was $116.5 million, which was an increase of $131.7 million, as compared to the first quarter of 2016. In addition to the cash generated from the newly acquired Expansion Territories, the increase was driven by an $87.1 million, one-time fee paid to the Company by CCR pursuant to the Territory Conversion Agreement.

Cash Flows From Investing Activities

During the first quarter of 2017, cash used in investing activities was $197.1 million, which was an increase of $58.3 million, as compared to the first quarter of 2016. The increase was driven primarily by $140.0 million in cash used to finance the Expansion Transactions.

Additions to property, plant and equipment during the first quarter of 2017 were $41.6 million, of which $9.4 million were accrued in accounts payable, trade. These additions exclude $108.4 million in property, plant and equipment acquired in the Q1 2017 Expansion Transactions. Additions to property, plant and equipment during the first quarter of 2017 were funded with cash flows from operations and available credit facilities. The Company anticipates additions to property, plant and equipment for the remaining three quarters of 2017 will be in the range of $150 million to $200 million, excluding any additional Expansion Transactions expected to close in 2017.

In addition to the Expansion Transactions, the Company made a $15.6 million payment to The Coca‑Cola Company during the first quarter of 2017 in order to acquire rights to market, promote, distribute and sell glacéau products in certain geographic territories and for The Coca‑Cola Company to terminate a distribution arrangement with the prior distributor in these territories.

Additions to property, plant and equipment during the first quarter of 2016 were $36.8 million, of which $8.9 million were accrued in accounts payable, trade. These additions exclude $103.8 million in property, plant and equipment acquired in the 2016 Expansion Transactions completed during the first quarter of 2016.

Cash Flows From Financing Activities

During the first quarter of 2017, cash provided by financing activities was $90.6 million, which was a decrease of $40.5 million, as compared to the first quarter of 2016. The decrease was driven primarily by a reduction in net borrowings on the Revolving Credit Facility. The one-time fee paid to the Company by CCR in connection with the conversion of the Company’s bottling agreements to the Final CBA contributed to this reduction.

During the first quarter of 2017, the Company had no cash payments for acquisition related contingent consideration. The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions is in the range of $20 million to $36 million.

Significant Accounting Policies

See Note 1 to the consolidated financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $28.1 million of debt for these entities as of April 2, 2017. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca‑Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.

As of April 2, 2017, the Company’s maximum exposure, if both of these cooperatives borrowed up to their aggregate borrowing capacity, would have been $71.1 million, including the Company’s equity interests. See Note 13 to the consolidated financial statements for additional information.

Hedging Activities

The Company enters into derivative instruments to hedge certain commodity purchases. Fees paid by the Company for derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The net impact of the commodity hedges on cost of sales was a decrease of $1.0 million in the first quarter of 2017 and a decrease of $0.2 million in the first quarter of 2016. The net impact of the commodity hedges on SD&A expenses was an increase of $0.3 million in both the first quarter of 2017 and the first quarter of 2016.

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Coca‑Cola Bottling Co. Consolidated or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, S,D&A expenses, gross profit, income tax rates, earnings per diluted share, dividends, pension plan contributions, estimated sub-bottling liability payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation.

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;
•	the Company’s expectation that certain amounts of goodwill will, or will not, be deductible for tax purposes;
•

the Company’s belief that the manufacturing cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees and that the cooperatives will perform their obligations under their debt commitments;

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
•

the Company’s belief that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance including information which the Company believes is helpful in the evaluation of its capital structure and financial leverage;

•

the Company’s belief that it has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of previously announced additional Expansion Territories and Expansion Facilities, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months;

•	the Company’s belief that all of the banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $43.2 million, assuming no change in volume;

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
•

the Company’s belief that the amount it could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions will be in the range of $20 million to $36 million;

•	the Company’s belief that the covenants in the Company’s Revolving Credit Facility, Term Loan Facility and Private Shelf Facility will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that contributions to the two Company-sponsored pension plans will be in the range of $10 million to $12 million in 2017;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•

the Company’s expectation that additions to property, plant and equipment for the remaining three quarters of 2017 will be in the range of $150 million to $200 million, excluding any additional Expansion Transactions expected to close in 2017;

•

the Company’s belief that key priorities include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of April 2, 2017, interest expense for the next twelve months would increase by approximately $4.2 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2017, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Significant Accounting Policies” in Part I – Item 2 above, or in other filings or statements made by the Company. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Company’s $450 million Revolving Credit Facility and its $300 million Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of April 2, 2017, interest expense for the next twelve months would increase by approximately $4.2 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value at each reporting period, is also impacted by changes in interest rates. The risk free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Final CBA related to the Expansion Territories. As a result, any changes in the underlying risk-free interest rates will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $43.2 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or S,D&A expenses.

Effects of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 2.1% in 2016, as compared to 0.7% in 2015. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and in recent years have moved at a faster rate of change than the consumer price index.

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

Item 4.Controls and Procedures.

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2017.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 2, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that is subject to certain self-insurance limits.

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10‑K for the year ended January 1, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities

The following table provides information about repurchase of the Company’s Common Stock during the quarter ended April 2, 2017:

Period	Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Be Purchased Under the Program
January 2, 2017 through January 29, 2017	-	-	-	-
January 30, 2017 through February 26, 2017	-	-	-	-
February 27, 2017 through April 2, 2017	18,980	174.55	-	-

(1)

Represents shares of Common Stock withheld for income tax purposes in connection with the vesting of 40,000 shares of restricted Class B Common Stock issued to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during fiscal 2016 pursuant to the Performance Unit Award Agreement.

Item 6.	Exhibits.

Number	Description	Incorporated by Reference or Filed Herewith
2.1+	Amendment No. 1 to Asset Purchase Agreement, dated January 27, 2017, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 27, 2017 (File No. 0-9286).
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 25, 2016 (File No. 0-9286).
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

10.1	Note Purchase and Private Shelf Agreement, dated June 10, 2016, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 0-9286).
10.2	Omnibus Letter Agreement, dated March 31, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0-9286).
10.3	Amended and Restated Ancillary Business Letter, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0-9286).
10.4*

Amendment No. 2 to the CONA Services LLC Limited Liability Company Agreement, effective February 22, 2017, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.

Filed herewith.
10.5*	Comprehensive Beverage Agreement, dated March 31, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.6*	Comprehensive Beverage Agreement, dated March 31, 2017, by and between Piedmont Coca‑Cola Bottling Partnership and The Coca‑Cola Company.	Filed herewith.
10.7*	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Filed herewith.
10.8*	Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Filed herewith.
12	Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

101

Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended April 2, 2017, filed on May 11, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

COCA‑COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 11, 2017	By:	/s/ Clifford M. Deal, III
Clifford M. Deal, III
Senior Vice President, Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: May 11, 2017	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer of the Registrant)