Form 10-Q
period 2017-07-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2017-08-08
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2017
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,192,722

COCA‑COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2017	2016	2017	2016
Net sales	$1,169,291	$840,384	$2,034,993	$1,465,840
Cost of sales	754,113	520,677	1,287,794	902,235
Gross profit	415,178	319,707	747,199	563,605
Selling, delivery and administrative expenses	367,865	264,971	686,278	496,468
Income from operations	47,313	54,736	60,921	67,137
Interest expense, net	10,440	9,808	19,910	19,169
Other expense, net	25,549	16,274	37,795	33,425
Loss on exchange of franchise territory	-	692	-	692
Income before income taxes	11,324	27,962	3,216	13,851
Income tax expense	3,743	10,638	52	5,560
Net income	7,581	17,324	3,164	8,291
Less: Net income attributable to noncontrolling interest	1,233	1,672	1,867	2,680
Net income attributable to Coca-Cola Bottling Co. Consolidated	$6,348	$15,652	$1,297	$5,611

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$0.68	$1.68	$0.14	$0.60
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$0.68	$1.68	$0.14	$0.60
Weighted average number of Class B Common Stock shares outstanding	2,193	2,172	2,185	2,164

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$0.68	$1.67	$0.14	$0.59
Weighted average number of Common Stock shares outstanding – assuming dilution	9,374	9,353	9,366	9,345

Class B Common Stock	$0.67	$1.67	$0.13	$0.59
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,233	2,212	2,225	2,204

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.50	$0.50
Class B Common Stock	$0.25	$0.25	$0.50	$0.50

See Accompanying Notes to Consolidated Condensed Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Net income	$7,581	$17,324	$3,164	$8,291

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	495	455	991	910
Prior service benefits	5	5	9	9
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	398	361	796	721
Prior service costs	(458)	(516)	(916)	(1,032)
Foreign currency translation adjustment	14	(6)	16	4
Other comprehensive income, net of tax	454	299	896	612

Comprehensive income	8,035	17,623	4,060	8,903
Less: Comprehensive income attributable to noncontrolling interest	1,233	1,672	1,867	2,680
Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$6,802	$15,951	$2,193	$6,223

See Accompanying Notes to Consolidated Condensed Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	July 2, 2017	January 1, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$43,514	$21,850
Accounts receivable, trade	389,124	271,661
Allowance for doubtful accounts	(5,690)	(4,448)
Accounts receivable from The Coca-Cola Company	87,290	67,591
Accounts receivable, other	29,825	29,770
Inventories	200,441	143,553
Prepaid expenses and other current assets	66,871	63,834
Total current assets	811,375	593,811
Property, plant and equipment, net	977,553	812,989
Leased property under capital leases, net	30,689	33,552
Other assets	99,587	86,091
Franchise rights	-	533,040
Goodwill	160,427	144,586
Distribution agreements, net	798,204	234,988
Customer lists and other identifiable intangible assets, net	13,606	10,427
Total assets	$2,891,441	$2,449,484

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under capital leases	$7,875	$7,527
Accounts payable, trade	164,622	116,821
Accounts payable to The Coca-Cola Company	187,476	135,155
Other accrued liabilities	183,683	133,885
Accrued compensation	53,518	60,880
Accrued interest payable	4,914	3,639
Total current liabilities	602,088	457,907
Deferred income taxes	146,649	174,854
Pension and postretirement benefit obligations	126,314	126,679
Other liabilities	532,570	378,572
Obligations under capital leases	37,151	41,194
Long-term debt	1,080,578	907,254
Total liabilities	2,525,350	2,086,460
Commitments and Contingencies (Note 13)
Equity:
Common Stock, $1.00 par value: authorized – 30,000,000 shares; issued – 10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: authorized – 10,000,000 shares; issued – 2,820,836 and 2,799,816 shares, respectively	2,819	2,798
Capital in excess of par value	120,417	116,769
Retained earnings	298,146	301,511
Accumulated other comprehensive loss	(92,001)	(92,897)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	278,331	277,131
Noncontrolling interest	87,760	85,893
Total equity	366,091	363,024
Total liabilities and equity	$2,891,441	$2,449,484

See Accompanying Notes to Consolidated Condensed Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Non- controlling Interest	Total Equity
Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income	-	-	-	1,297	-	-	-	1,297	1,867	3,164
Other comprehensive income, net of tax	-	-	-	-	896	-	-	896	-	896
Cash dividends paid:
Common ($0.50 per share)	-	-	-	(3,571)	-	-	-	(3,571)	-	(3,571)
Class B Common ($0.50 per share)	-	-	-	(1,091)	-	-	-	(1,091)	-	(1,091)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on July 2, 2017	$10,204	$2,819	$120,417	$298,146	$(92,001)	$(60,845)	$(409)	$278,331	$87,760	$366,091

Balance on January 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(60,845)	$(409)	$243,056	$79,376	$322,432
Net income	-	-	-	5,611	-	-	-	5,611	2,680	8,291
Other comprehensive income, net of tax	-	-	-	-	612	-	-	612	-	612
Cash dividends paid:
Common ($0.50 per share)	-	-	-	(3,571)	-	-	-	(3,571)	-	(3,571)
Class B Common ($0.50 per share)	-	-	-	(1,081)	-	-	-	(1,081)	-	(1,081)
Issuance of 20,920 shares of Class B Common Stock	-	21	3,705	-	-	-	-	3,726	-	3,726
Balance on July 3, 2016	$10,204	$2,798	$116,769	$261,631	$(81,795)	$(60,845)	$(409)	$248,353	$82,056	$330,409

See Accompanying Notes to Consolidated Condensed Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$3,164	$8,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	70,330	49,902
Amortization of intangible assets and deferred proceeds	6,717	2,427
Deferred income taxes	(24,918)	(1,476)
Loss on sale of property, plant and equipment	1,975	1,356
Impairment of property, plant and equipment	-	382
Loss on exchange of franchise territory	-	692
Proceeds from conversion of Legacy Territories bottling agreements	87,066	-
Amortization of debt costs	537	1,166
Stock compensation expense	4,577	2,896
Fair value adjustment of acquisition related contingent consideration	28,365	33,425
Change in current assets less current liabilities (exclusive of acquisition)	10,470	(27,088)
Change in other noncurrent assets (exclusive of acquisition)	(9,984)	(9,014)
Change in other noncurrent liabilities (exclusive of acquisition)	628	(1,788)
Other	44	26
Total adjustments	175,807	52,906
Net cash provided by operating activities	178,971	61,197

Cash Flows from Investing Activities:
Acquisition of Expansion Territories, net of cash acquired	(227,759)	(174,695)
Additions to property, plant and equipment (exclusive of acquisition)	(79,607)	(79,625)
Glacéau distribution agreement consideration	(15,598)	-
Proceeds from cold drink equipment	8,400	-
Investment in CONA Services LLC	(1,001)	(6,634)
Proceeds from the sale of property, plant and equipment	384	282
Net cash used in investing activities	(315,181)	(260,672)

Cash Flows from Financing Activities:
Borrowings under Term Loan Facility	-	300,000
Borrowings under Revolving Credit Facility	238,000	310,000
Payment of Revolving Credit Facility	(190,000)	(235,000)
Proceeds from issuance of Senior Notes	125,000	-
Payment of Senior Notes	-	(164,757)
Cash dividends paid	(4,662)	(4,652)
Payment of acquisition related contingent consideration	(6,556)	(7,926)
Principal payments on capital lease obligations	(3,695)	(3,488)
Other	(213)	(877)
Net cash provided by financing activities	157,874	193,300

Net increase (decrease) in cash	21,664	(6,175)
Cash at beginning of period	21,850	55,498
Cash at end of period	$43,514	$49,323

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,669	$3,726
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	10,425	9,086

See Accompanying Notes to Consolidated Condensed Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The consolidated condensed financial statements include the accounts of Coca‑Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of July 2, 2017 and January 1, 2017.
•

The results of operations for the 13 week periods ended July 2, 2017 (“second quarter” of fiscal 2017 (“2017”)) and July 3, 2016 (“second quarter” of fiscal 2016 (“2016”)), and the 26 week periods ended July 2, 2017 (“first half” of 2017) and July 3, 2016 (“first half” of 2016).

•	Comprehensive income for the second quarter and first half of 2017 and the second quarter and first half of 2016.
•	Changes in equity for the first half of 2017 and the first half of 2016.
•	The cash flows for the first half of 2017 and the first half of 2016.

The consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated condensed financial statements included in the Company’s Annual Report on Form 10‑K for 2016 filed with the Securities and Exchange Commission (the “SEC”).

The preparation of consolidated condensed financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated condensed financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10‑K for 2016 under the caption “Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any significant accounting policies during the second quarter of 2017. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employees Share Based Payment Accounting,” which simplifies several aspects of the accounting for employee-share based transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and there was no impact to the Company’s consolidated condensed financial statements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” The new guidance requires an entity to measure most inventory “at lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance is effective for annual and interim periods beginning after

December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and there was no material impact to the Company’s consolidated condensed financial statements.

Recently Issued Pronouncements

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated condensed financial statements.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The impact to the Company’s consolidated condensed financial statements will depend on the facts and circumstances of any specific future transactions.

In February 2016, the FASB issued ASU 2016-02 “Leases.” The new guidance requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated condensed financial statements. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim reporting periods beginning after December 31, 2017. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated condensed financial statements.

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

The Company does not plan to early adopt this guidance. The Company has started its evaluation process to assess the impact of the new guidance on the Company’s consolidated condensed financial statements and to determine whether to adopt a full retrospective approach or a modified retrospective approach. The evaluation process includes tasks such as performing an initial scoping analysis to identify key revenue streams, reviewing current revenue-based contracts and evaluating revenue recognition requirements in order to prepare a high-level road map and implementation work plan. Based on the Company’s preliminary review, it does not expect this guidance to have a material impact on net sales. As the Company completes its overall assessment, the Company is also identifying and preparing to implement changes to its accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

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

Year-to-Date 2017 Expansion Transactions

During the first quarter of 2017, the Company acquired distribution rights and related assets for the following Expansion Territories: Anderson, Bloomington, Fort Wayne, Indianapolis, Lafayette, South Bend and Terre Haute, Indiana and Columbus and Mansfield, Ohio. Additionally, during the first quarter of 2017, the Company acquired Expansion Facilities and related manufacturing assets located in Indianapolis and Portland, Indiana.

During the second quarter of 2017, the Company acquired distribution rights and related assets for the following Expansion Territories: Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio. Additionally, during the second quarter of 2017, the Company acquired an Expansion Facility and related manufacturing assets located in Twinsburg, Ohio. Collectively, these Expansion Transactions completed during the first half of 2017 are the “YTD 2017 Expansion Transactions.” Details of the YTD 2017 Expansion Transactions are included below.

Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana Expansion Territories Acquisitions (“January 2017 Expansion Transaction”)

On January 27, 2017, the Company completed a portion of the transactions contemplated by a distribution and asset purchase agreement entered into by the Company and CCR in September 2016 (the “September 2016 Distribution APA”) by acquiring distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana. The closing of the January 2017 Expansion Transaction occurred for a cash purchase price of $31.6 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA.

Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio Expansion Territories Acquisitions and Indianapolis and Portland, Indiana Expansion Facilities Acquisitions (“March 2017 Expansion Transactions”)

On March 31, 2017, the Company completed the final transactions contemplated by (i) the September 2016 Distribution APA, by acquiring distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio, and (ii) a manufacturing asset purchase agreement entered into by the Company and CCR in September 2016 (the “September 2016 Manufacturing APA”), by acquiring Expansion Facilities and related manufacturing assets located in Indianapolis and Portland, Indiana. The closing of the March 2017 Expansion Transactions occurred for a cash purchase price of $108.7 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA.

Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio Expansion Territories Acquisitions and Twinsburg, Ohio Expansion Facility Acquisition (“April 2017 Expansion Transactions”)

On April 28, 2017, the Company completed the transactions contemplated by (i) a distribution asset purchase agreement entered into by the Company and CCR in April 2017 (the “April 2017 Distribution APA”), by acquiring distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio and (ii) a manufacturing asset purchase agreement entered into by the Company and CCR in April 2017 (the “April 2017 Manufacturing APA”), by acquiring an Expansion Facility and related manufacturing assets located in Twinsburg, Ohio. The closing of the April 2017 Expansion Transactions occurred for a cash purchase price of $87.7 million, which remains subject to adjustment in accordance with the terms of the April 2017 Distribution APA and the April 2017 Manufacturing APA.

The fair value of acquired assets and assumed liabilities of the YTD 2017 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2017 Expansion Transaction	March 2017 Expansion Transactions	April 2017 Expansion Transactions	Total YTD 2017 Expansion Transactions
Cash	$107	$211	$103	$421
Inventories	5,953	21,108	14,554	41,615
Prepaid expenses and other current assets	1,089	5,363	4,350	10,802
Accounts receivable from The Coca-Cola Company	1,042	1,807	1,000	3,849
Property, plant and equipment	25,708	81,662	53,818	161,188
Other assets (including deferred taxes)	846	3,841	482	5,169
Goodwill	1,112	4,334	9,630	15,076
Other identifiable intangible assets	10,650	20,400	9,550	40,600
Total acquired assets	$46,507	$138,726	$93,487	$278,720

Current liabilities (acquisition related contingent consideration)	$727	$1,921	$227	$2,875
Other current liabilities	665	1,827	1,186	3,678
Other liabilities	115	13	626	754
Other liabilities (acquisition related contingent consideration)	13,408	26,260	3,543	43,211
Total assumed liabilities	$14,915	$30,021	$5,582	$50,518

The goodwill for the YTD 2017 Expansion Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $15.0 million is expected to be deductible for tax purposes for the April 2017 Expansion Transactions. No goodwill is expected to be deductible for tax purposes for the January 2017 Expansion Transaction or the March 2017 Expansion Transactions.

The fair value of the identifiable intangible assets acquired in the YTD 2017 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2017 Expansion Transaction	March 2017 Expansion Transactions	April 2017 Expansion Transactions	Total YTD 2017 Expansion Transactions	Estimated Useful Lives
Distribution agreements	$9,300	$18,900	$8,600	$36,800	40 years
Customer lists	1,350	1,500	950	3,800	12 years
Total acquired identifiable intangible assets	$10,650	$20,400	$9,550	$40,600

2016 Expansion Transactions

During 2016, the Company acquired distribution rights and related assets for the following Expansion Territories: Easton, Salisbury, Capitol Heights, La Plata, Baltimore, Hagerstown and Cumberland, Maryland; Richmond, Yorktown and Alexandria, Virginia; Cincinnati, Dayton, Lima and Portsmouth, Ohio; and Louisa, Kentucky. The Company also acquired Expansion Facilities and related manufacturing assets in Sandston, Virginia; Silver Spring and Baltimore, Maryland; and Cincinnati, Ohio during 2016. Collectively, these are the “2016 Expansion Transactions.” The details of the 2016 Expansion Transactions are included below.

Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia Expansion Territories Acquisitions and Sandston, Virginia Expansion Facility Acquisition (“January 2016 Expansion Transactions”)

An asset purchase agreement entered into by the Company and CCR in September 2015 (the “September 2015 APA”) contemplated, in part, the Company’s acquisition of distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia. In addition, an asset purchase agreement entered into by the Company and CCR in October 2015 (the “October 2015 APA”) contemplated, in part, the Company’s acquisition of an Expansion Facility and related manufacturing assets in Sandston, Virginia. The closing of the January 2016 Expansion Transactions occurred on January 29, 2016, for a cash purchase price of $65.7 million. During the second quarter of 2017, the cash purchase price for the January 2016 Expansion Transactions increased by $9.4 million, which remains payable to The Coca‑Cola Company, as a result of net working capital and other fair value adjustments. As the adjustments were made beyond one year from the acquisition date, the Company recorded these through its consolidated condensed statements of operations. The cash purchase price for the January 2016 Expansion Transactions will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and the October 2015 APA.

Alexandria, Virginia and Capitol Heights and La Plata, Maryland Expansion Territories Acquisitions (“April 1, 2016 Expansion Transaction”)

The September 2015 APA also contemplated the Company’s acquisition of distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Alexandria, Virginia and Capitol Heights and La Plata, Maryland. The closing of the April 1, 2016 Expansion Transaction occurred on April 1, 2016, for a cash purchase price of $35.6 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA.

Baltimore, Hagerstown and Cumberland, Maryland Expansion Territories Acquisitions and Silver Spring and Baltimore, Maryland Expansion Facilities Acquisitions (“April 29, 2016 Expansion Transactions”)

On April 29, 2016, the Company completed the remaining transactions contemplated by (i) the September 2015 APA, by acquiring distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Baltimore, Hagerstown and Cumberland, Maryland, and (ii) the October 2015 APA, by acquiring Expansion Facilities and related manufacturing assets in Silver Spring and Baltimore, Maryland. The closing of the April 29, 2016 Expansion Transactions occurred for a cash purchase price of $69.0 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and the October 2015 APA.

Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky Expansion Territories Acquisitions and Cincinnati, Ohio Expansion Facility Acquisition (“October 2016 Expansion Transactions”)

On October 28, 2016, the Company completed the initial transactions contemplated by the September 2016 Distribution APA, by acquiring distribution rights and related assets in Expansion Territories served by CCR through CCR’s facilities and equipment located in Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky, and (ii) the September 2016 Manufacturing APA, by acquiring an Expansion Facility and related manufacturing assets located in Cincinnati, Ohio. The closing of the October 2016 Expansion Transactions occurred for a cash purchase price of $98.2 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA.

The fair value of acquired assets and assumed liabilities of the 2016 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2016 Expansion Transactions	April 1, 2016 Expansion Transaction	April 29, 2016 Expansion Transactions	October 2016 Expansion Transactions	Total 2016 Expansion Transactions
Cash	$179	$219	$161	$150	$709
Inventories	10,159	3,748	13,850	18,513	46,270
Prepaid expenses and other current assets	2,775	1,945	3,774	4,181	12,675
Accounts receivable from The Coca-Cola Company	1,121	1,162	1,126	1,327	4,736
Property, plant and equipment	46,149	54,135	57,738	67,943	225,965
Other assets (including deferred taxes)	2,351	1,541	5,514	611	10,017
Goodwill	9,396	1,962	8,368	7,302	27,028
Other identifiable intangible assets	1,300	-	23,450	66,500	91,250
Total acquired assets	$73,430	$64,712	$113,981	$166,527	$418,650

Current liabilities (acquisition related contingent consideration)	$361	$742	$1,307	$3,318	$5,728
Other current liabilities	591	4,231	5,482	7,165	17,469
Accounts payable to The Coca-Cola Company	650	-	-	-	650
Other liabilities	-	266	2,635	761	3,662
Other liabilities (acquisition related contingent consideration)	6,144	23,924	35,561	57,066	122,695
Total assumed liabilities	$7,746	$29,163	$44,985	$68,310	$150,204

The goodwill for the 2016 Expansion Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $15.4 million and $13.3 million is expected to be deductible for tax purposes for the January 2016 Expansion Transactions and the October 2016 Expansion Transactions, respectively. No goodwill is expected to be deductible for the April 1, 2016 Expansion Transaction or the April 29, 2016 Expansion Transactions.

The fair value of the identifiable intangible assets acquired in the 2016 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2016 Expansion Transactions	April 29, 2016 Expansion Transactions	October 2016 Expansion Transactions	Total 2016 Expansion Transactions	Estimated Useful Lives
Distribution agreements	$750	$22,000	$63,900	$86,650	40 years
Customer lists	550	1,450	2,600	4,600	12 years
Total acquired identifiable intangible assets	$1,300	$23,450	$66,500	$91,250

The Company has preliminarily allocated the purchase prices of the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained. Any adjustments made beyond one year from each transactions’ acquisition date are recorded through the Company’s consolidated condensed statements of operations.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions is in the range of $20 million to $37 million.

YTD 2017 Expansion Transactions and 2016 Expansion Transactions Financial Results

The financial results of the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions have been included in the Company’s consolidated condensed financial statements from their respective acquisition dates. These Expansion Transactions contributed the following amounts to the Company’s consolidated condensed statement of operations:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Net sales from 2016 Expansion Transactions	$265,755	$162,819	$504,415	$198,130
Net sales from YTD 2017 Expansion Transactions	206,894	-	233,140	-
Total impact to net sales	$472,649	$162,819	$737,555	$198,130

Operating income from 2016 Expansion Transactions	$4,997	$13,502	$9,351	$14,708
Operating income from YTD 2017 Expansion Transactions	10,323	-	10,419	-
Total impact to income from operations	$15,320	$13,502	$19,770	$14,708

The Company incurred transaction related expenses for these Expansion Transactions of $2.1 million in the first half of 2017 and $2.4 million in the first half of 2016. These expenses are included within selling, delivery and administrative expenses on the consolidated condensed statements of operations.

YTD 2017 Expansion Transactions and 2016 Expansion Transactions Pro Forma Financial Information

The purpose of the pro forma is to present the net sales and the income from operations of the combined entity as though the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions had occurred as of the beginning of 2016. The pro forma combined net sales and income from operations do not necessarily reflect what the combined Company’s net sales and income from operations would have been had the acquisitions occurred at the beginning of 2016. The pro forma financial information also may not be useful in predicting the future financial results of the combined company. The actual results may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

The following tables represent the Company’s unaudited pro forma net sales and unaudited pro forma income from operations for the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions.

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Net sales as reported	$1,169,291	$840,384	$2,034,993	$1,465,840
Pro forma adjustments (unaudited)	20,992	324,553	196,182	721,405
Net sales pro forma (unaudited)	$1,190,283	$1,164,937	$2,231,175	$2,187,245

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Income from operations as reported	$47,313	$54,736	$60,921	$67,137
Pro forma adjustments (unaudited)	912	14,217	9,821	29,227
Income from operations pro forma (unaudited)	$48,225	$68,953	$70,742	$96,364

3.Inventories

Inventories consisted of the following:

(in thousands)	July 2, 2017	January 1, 2017
Finished products	$128,848	$90,259
Manufacturing materials	31,498	23,196
Plastic shells, plastic pallets and other inventories	40,095	30,098
Total inventories	$200,441	$143,553

The growth in the inventory balance at July 2, 2017, as compared to January 1, 2017, is primarily a result of inventory acquired through the completion of the YTD 2017 Expansion Transactions.

4.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment were as follows:

(in thousands)	July 2, 2017	January 1, 2017	Estimated Useful Lives
Land	$79,677	$68,541
Buildings	228,122	201,247	8-50 years
Machinery and equipment	296,085	229,119	5-20 years
Transportation equipment	343,130	316,929	4-20 years
Furniture and fixtures	86,834	78,219	3-10 years
Cold drink dispensing equipment	546,469	484,771	5-17 years
Leasehold and land improvements	116,882	112,393	5-20 years
Software for internal use	109,370	105,405	3-10 years
Construction in progress	22,288	14,818
Total property, plant and equipment, at cost	1,828,857	1,611,442
Less: Accumulated depreciation and amortization	851,304	798,453
Property, plant and equipment, net	$977,553	$812,989

The growth in the property, plant and equipment balance at July 2, 2017, as compared to January 1, 2017, is primarily a result of property, plant and equipment acquired through the completion of the YTD 2017 Expansion Transactions.

Depreciation and amortization expense, which includes both amortization expense for leased property under capital leases and amortization of the deferred liability associated with the fee received from CCR upon conversion of the Company’s bottling agreements to the Final CBA (as defined in Note 5) on March 31, 2017, was $37.3 million in the second quarter of 2017, $26.5 million in the second quarter of 2016, $70.3 million in the first half of 2017 and $49.9 million in the first half of 2016.

5.Franchise Rights

A reconciliation of the activity for franchise rights for the first half of 2017 and the first half of 2016 is as follows:

(in thousands)	Franchise rights
Balance on January 1, 2017	$533,040
Conversion from franchise rights to distribution rights	(533,040)
Balance on July 2, 2017	$-

Balance on January 3, 2016	$527,540
Lexington Expansion Territory adjustment	5,500
Balance on July 3, 2016	$533,040

In connection with the closing of the March 2017 Expansion Transactions, the Company, The Coca-Cola Company and CCR entered into a comprehensive beverage agreement (as amended, the “Final CBA”) on March 31, 2017, and concurrently converted the Company’s franchise rights within the territories in which the Company distributed Coca‑Cola products prior to beginning the Expansion Transactions (the “Legacy Territories”) to distribution rights within Other identifiable assets, net on the consolidated condensed financial statements. Prior to this conversion, the Company’s franchise rights resided entirely within the Nonalcoholic Beverage segment.

During the second quarter of 2016, the Company recorded $5.5 million in franchise rights for an Expansion Territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky (the “Lexington Expansion Territory”), which the Company acquired in an exchange transaction with CCR on May 1, 2015.

6.Goodwill

A reconciliation of the activity for goodwill for the first half of 2017 and the first half of 2016 is as follows:

(in thousands)	Goodwill
Balance on January 1, 2017	$144,586
YTD 2017 Expansion Transactions	15,076
Measurement period adjustment	765
Balance on July 2, 2017	$160,427

Balance on January 3, 2016	$117,954
Q1 and Q2 2016 Expansion Transactions(1)	20,528
Lexington Expansion Territory adjustment	(682)
Measurement period adjustment	1,956
Balance on July 3, 2016	$139,756

(1) The 2016 Expansion Transactions completed during the first half of 2016 are the “Q1 and Q2 2016 Expansion Transactions.”

The Company’s goodwill resides entirely within the Nonalcoholic Beverage segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter of each fiscal year. During the first half of 2017, the Company did not experience any triggering events or changes in circumstances indicating the carrying amounts of the Company’s goodwill exceeded fair values.

7.Other Identifiable Intangible Assets, Net

Other identifiable intangible assets consisted of the following:

	July 2, 2017
(in thousands)	Cost	Accumulated Amortization	Total, net	Estimated Useful Lives
Distribution agreements	$812,370	$14,166	$798,204	20-40 years
Customer lists and other identifiable intangible assets	19,738	6,132	13,606	12-20 years
Total other identifiable intangible assets	$832,108	$20,298	$811,810

	January 1, 2017
(in thousands)	Cost	Accumulated Amortization	Total, net	Estimated Useful Lives
Distribution agreements	$242,486	$7,498	$234,988	20-40 years
Customer lists and other identifiable intangible assets	15,938	5,511	10,427	12-20 years
Total other identifiable intangible assets	$258,424	$13,009	$245,415

A reconciliation of the activity for other identifiable intangible assets for the first half of 2017 and the first half of 2016 is as follows:

(in thousands)	Distribution Agreements	Customer Lists and Other Identifiable Intangible Assets	Total Other Identifiable Intangible Assets
Balance on January 1, 2017	$234,988	$10,427	$245,415
YTD 2017 Expansion Transactions	36,800	3,800	40,600
Conversion to distribution rights from franchise rights	533,040	-	533,040
Other distribution agreements	44	-	44
Additional accumulated amortization	(6,668)	(621)	(7,289)
Balance on July 2, 2017	$798,204	$13,606	$811,810

Balance on January 3, 2016	$129,786	$6,662	$136,448
Q1 and Q2 2016 Expansion Transactions	22,750	2,000	24,750
Measurement period adjustment and other distribution agreements	1,696	-	1,696
Additional accumulated amortization	(2,050)	(377)	(2,427)
Balance on July 3, 2016	$152,182	$8,285	$160,467

Concurrent with its entrance into the Final CBA, the Company converted its franchise rights for the Legacy Territories to distribution rights, with an estimated useful life of 40 years, during the first quarter of 2017.

8.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	July 2, 2017	January 1, 2017
Accrued marketing costs	$34,864	$24,714
Checks and transfers yet to be presented for payment from zero balance cash accounts	34,195	19,326
Accrued insurance costs	33,955	28,248
Employee and retiree benefit plan accruals	25,964	23,858
Current portion of acquisition related contingent consideration	19,574	15,782
Accrued taxes (other than income taxes)	7,387	2,836
Current deferred proceeds from conversion of Legacy Territories bottling agreements	2,286	-
All other accrued liabilities	25,458	19,121
Total other accrued liabilities	$183,683	$133,885

9.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity	Interest Rate	Interest Paid	Public / Non-public	July 2, 2017	January 1, 2017
Revolving Credit Facility	2019	Variable	Varies	Non-public	$200,000	$152,000
Term Loan	2021	Variable	Varies	Non-public	300,000	300,000
Senior Notes	2023	3.28%	Semi-annually	Non-public	125,000	-
Senior Notes	2019	7.00%	Semi-annually	Public	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	Public	350,000	350,000
Unamortized discount on Senior Notes(1)	2019				(453)	(570)
Unamortized discount on Senior Notes(1)	2025				(74)	(78)
Debt issuance costs					(3,895)	(4,098)
Total debt					1,080,578	907,254
Less: Current portion of debt					-	-
Long-term debt					$1,080,578	$907,254

(1)	The Senior Notes due 2019 were issued at 98.238% of par and the Senior Notes due 2025 were issued at 99.975% of par.

The Company had capital lease obligations of $45.0 million on July 2, 2017 and $48.7 million on January 1, 2017. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

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

The Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of July 2, 2017.

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

10.Derivative Financial Instruments

The Company is subject to the risk of increased costs arising from adverse changes in certain commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated condensed balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity price risk. Derivative instruments held are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated condensed statements of cash flows.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. While the Company would be exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties.

The following table summarizes pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated condensed statements of operations.

		Second Quarter		First Half
(in thousands)	Classification of Gain (Loss)	2017	2016	2017	2016
Commodity hedges	Cost of sales	$(674)	$1,452	$24	$2,294
Commodity hedges	Selling, delivery and administrative expenses	(513)	1,318	(884)	1,516
Total gain (loss)		$(1,187)	$2,770	$(860)	$3,810

The following table summarizes the fair values and classification in the consolidated condensed balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	July 2, 2017	January 1, 2017
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$718	$1,289
Total assets		$718	$1,289

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$287	$-
Total liabilities		$287	$-

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the Company’s consolidated condensed balance sheets and the net amounts of derivative liabilities are recognized in other accrued liabilities or other liabilities in the consolidated condensed balance sheets. The following table summarizes the Company’s gross derivative assets and gross derivative liabilities in the consolidated condensed balance sheets:

(in thousands)	July 2, 2017	January 1, 2017
Gross derivative assets	$932	$1,297
Gross derivative liabilities	501	8

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	July 2, 2017	January 1, 2017
Notional amount of outstanding commodity derivative agreements	$36,376	$13,146
Latest maturity date of outstanding commodity derivative agreements	December 2017	December 2017

Subsequent to the end of the second quarter of 2017, the Company entered into additional agreements to hedge certain commodity costs for 2017. The notional amount of these agreements was $59.6 million.

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

The fair values of the Company’s non-qualified deferred compensation plan for certain executives and other highly compensated employees has associated assets and liabilities, which are held in mutual funds and are based on the quoted market value of the securities held within the mutual funds.

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	July 2, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$29,019	$29,019	$29,019	$-	$-
Commodity hedging agreements	718	718	-	718	-
Liabilities:
Deferred compensation plan liabilities	29,019	29,019	29,019	-	-
Commodity hedging agreements	287	287	-	287	-
Non-public variable rate debt	499,310	500,000	-	500,000	-
Non-public fixed rate debt	124,799	125,000	-	125,000	-
Public debt securities	456,469	478,700	-	478,700	-
Acquisition related contingent consideration	319,102	319,102	-	-	319,102

	January 1, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$24,903	$24,903	$24,903	$-	$-
Commodity hedging agreements	1,289	1,289	-	1,289	-
Liabilities:
Deferred compensation plan liabilities	24,903	24,903	24,903	-	-
Non-public variable rate debt	451,222	452,000	-	452,000	-
Public debt securities	456,032	475,800	-	475,800	-
Acquisition related contingent consideration	253,437	253,437	-	-	253,437

Under the Final CBA, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the Expansion Territories. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the Expansion Territories to fair value by discounting future expected sub-bottling payments required under the Final CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each Expansion Territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the Final CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Opening balance - Level 3 liability	$303,952	$177,933	$253,437	$136,570
Increase due to acquisitions	3,770	36,868	46,086	68,039
Payments/current payables	(4,739)	(2,307)	(8,786)	(9,266)
Unfavorable fair value adjustment	16,119	16,274	28,365	33,425
Ending balance - Level 3 liability	$319,102	$228,768	$319,102	$228,768

The fair value adjustment to the contingent consideration liability during the second quarter of 2017 was primarily driven by a change in the risk-free interest rate. The fair value adjustment to the contingent consideration liability during the first half of 2017 was primarily a result of a change in the risk-free interest rate and the final settlement of territory values for the Paducah and Pikeville, Kentucky Expansion Territory acquisitions and the Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina Expansion Territory acquisitions, which closed in May 2015 and October 2015, respectively.

The fair value adjustments to the contingent consideration liability during the second quarter and first half of 2016 were primarily driven by a change in the projected future operating results of the Expansion Territories subject to sub-bottling fees. These adjustments were recorded in other expense, net on the Company’s consolidated condensed statements of operations.

12.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	July 2, 2017	January 1, 2017
Non-current portion of acquisition related contingent consideration	$299,528	$237,655
Accruals for executive benefit plans	124,798	123,078
Non-current deferred proceeds from conversion of Legacy Territories bottling agreements	88,592	-
Other	19,652	17,839
Total other liabilities	$532,570	$378,572

Pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended), upon the conversion of the Company’s bottling agreements to the Final CBA on March 31, 2017, the Company received a one-time fee from CCR, which was subject to a final adjustment. During the second quarter of 2017, the fee was finalized and increased by $4.4 million, for a total of $91.5 million. The total fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. On July 2, 2017, $2.3 million of this fee was recorded in accrued liabilities, $88.6 million of this fee was recorded to other liabilities and $0.6 million was amortized on the consolidated condensed financial statements.

13.Commitments and Contingencies

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. All eight shareholders of SAC are Coca‑Cola bottlers and each has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $4.6 million in both the first half of 2017 and the first half of 2016.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 15.0 million cases and 15.1 million cases of finished product from SAC in the first half of 2017 and the first half of 2016, respectively.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Purchases from SAC	$40,507	$42,510	$74,141	$75,732
Purchases from Southeastern	27,621	20,341	50,957	37,309
Total purchases from manufacturing cooperatives	$68,128	$62,851	$125,098	$113,041

The Company guarantees a portion of SAC’s and Southeastern’s debt, which resulted primarily from the purchase of production equipment and facilities and expires at various dates through 2023. The amounts guaranteed were as follows:

(in thousands)	July 2, 2017	January 1, 2017
Guaranteed portion of debt - SAC	$23,938	$23,297
Guaranteed portion of debt - Southeastern	9,510	9,277
Total guaranteed portion of debt - manufacturing cooperatives	$33,448	$32,574

In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. The following table summarizes the Company’s maximum exposure under these guarantees if these cooperatives had borrowed up to their aggregate borrowing capacity:

	July 2, 2017
(in thousands)	South Atlantic Canners, Inc.	Southeastern Container	Total Manufacturing Cooperatives
Maximum guaranteed debt	$23,938	$25,251	$49,189
Equity investments(1)	7,327	17,768	25,095
Maximum total exposure, including equity investments	$31,265	$43,019	$74,284

(1)	Recorded in other assets on the Company’s consolidated condensed balance sheets.

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

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated condensed financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of July 2, 2017, and there was no impairment identified in 2016.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on July 2, 2017 and $29.7 million on January 1, 2017.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of July 2, 2017, the future payments related to these contractual arrangements, which expire at various dates through 2030, amounted to $126.3 million.

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

The Company is subject to audits by tax authorities in jurisdictions where it conducts business. These audits may result in assessments that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any assessments likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated condensed financial statements.

14.Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, was 1.6% for the first half of 2017 and 40.1% for the first half of 2016. The decrease in the effective tax rate was primarily driven by lower income before income taxes as compared to the recorded noncontrolling interest and a reduction in the valuation allowance resulting from the Company’s assessment of its ability to use certain loss carryforwards.

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 3.9% for the first half of 2017 and 49.8% for the first half of 2016.

The Company had uncertain tax positions, including accrued interest, of $3.0 million on July 2, 2017 and $2.9 million on January 1, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated condensed financial statements.

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

A summary of AOCI(L) for the second quarter of 2017 and the second quarter of 2016 is as follows:

(in thousands)	April 2, 2017	Pre-tax Activity	Tax Effect	July 2, 2017
Net pension activity:
Actuarial loss	$(71,897)	$807	$(312)	$(71,402)
Prior service costs	(57)	7	(2)	(52)
Net postretirement benefits activity:
Actuarial loss	(23,713)	648	(250)	(23,315)
Prior service costs	3,221	(746)	288	2,763
Foreign currency translation adjustment	(9)	22	(8)	5
Total	$(92,455)	$738	$(284)	$(92,001)

(in thousands)	April 3, 2016	Pre-tax Activity	Tax Effect	July 3, 2016
Net pension activity:
Actuarial loss	$(67,788)	$740	$(285)	$(67,333)
Prior service costs	(74)	7	(2)	(69)
Net postretirement benefits activity:
Actuarial loss	(19,465)	588	(227)	(19,104)
Prior service costs	5,228	(840)	324	4,712
Foreign currency translation adjustment	5	(8)	2	(1)
Total	$(82,094)	$487	$(188)	$(81,795)

A summary of AOCI(L) for the first half of 2017 and the first half of 2016 is as follows:

(in thousands)	January 1, 2017	Pre-tax Activity	Tax Effect	July 2, 2017
Net pension activity:
Actuarial loss	$(72,393)	$1,614	$(623)	$(71,402)
Prior service costs	(61)	14	(5)	(52)
Net postretirement benefits activity:
Actuarial loss	(24,111)	1,296	(500)	(23,315)
Prior service costs	3,679	(1,492)	576	2,763
Foreign currency translation adjustment	(11)	26	(10)	5
Total	$(92,897)	$1,458	$(562)	$(92,001)

(in thousands)	January 3, 2016	Pre-tax Activity	Tax Effect	July 3, 2016
Net pension activity:
Actuarial loss	$(68,243)	$1,481	$(571)	$(67,333)
Prior service costs	(78)	14	(5)	(69)
Net postretirement benefits activity:
Actuarial loss	(19,825)	1,175	(454)	(19,104)
Prior service costs	5,744	(1,680)	648	4,712
Foreign currency translation adjustment	(5)	7	(3)	(1)
Total	$(82,407)	$997	$(385)	$(81,795)

A summary of the impact of AOCI(L) on certain statement of operations line items is as follows:

	Second Quarter 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$171	$(22)	$-	$149
Selling, delivery & administrative expenses	643	(76)	22	589
Subtotal pre-tax	814	(98)	22	738
Income tax expense	314	(38)	8	284
Total after tax effect	$500	$(60)	$14	$454

	Second Quarter 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$75	$(38)	$-	$37
Selling, delivery & administrative expenses	672	(214)	(8)	450
Subtotal pre-tax	747	(252)	(8)	487
Income tax expense	287	(97)	(2)	188
Total after tax effect	$460	$(155)	$(6)	$299

	First Half 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$326	$(42)	$-	$284
Selling, delivery & administrative expenses	1,302	(154)	26	1,174
Subtotal pre-tax	1,628	(196)	26	1,458
Income tax expense	628	(76)	10	562
Total after tax effect	$1,000	$(120)	$16	$896

	First Half 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$150	$(76)	$-	$74
Selling, delivery & administrative expenses	1,345	(429)	7	923
Subtotal pre-tax	1,495	(505)	7	997
Income tax expense	576	(194)	3	385
Total after tax effect	$919	$(311)	$4	$612

16.Capital Transactions

During the first quarter of each year, the Compensation Committee of the Company’s Board of Directors determines whether any shares of the Company’s Class B Common Stock should be issued to J. Frank Harrison, III, in connection with his services for the prior year as Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to a performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash in 2017 and 2016 to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards issued in 2017 and 2016 is as follows:

	Fiscal Year
	2017	2016
Date of approval for award	March 7, 2017	March 8, 2016
Fiscal year of service covered by award	2016	2015
Shares settled in cash to satisfy tax withholding obligations	18,980	19,080
Increase in Class B Common Stock shares outstanding	21,020	20,920
Total Class B Common Stock awarded	40,000	40,000

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized on the share price of the last trading day prior to the end of the fiscal period, was as follows:

	First Half
(in thousands, except share price)	2017	2016
Total compensation expense	$4,577	$2,896
Share price for compensation expense	$228.87	$144.82
Share price date for compensation expense	June 30, 2017	July 1, 2016

17.Benefit Plans

Pension Plans

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen on June 30, 2006 and no benefits accrued to participants after this date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarial determined amounts and are limited to the amounts currently deductible for income tax purposes.

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Service cost	$150	$29	$300	$57
Interest cost	2,979	3,031	5,958	6,062
Expected return on plan assets	(3,399)	(3,457)	(6,798)	(6,915)
Recognized net actuarial loss	807	740	1,614	1,481
Amortization of prior service cost	7	7	14	14
Net periodic pension cost	$544	$350	$1,088	$699

The Company did not make any contributions to the Company-sponsored pension plans during the first half of 2017. Anticipated contributions to the two Company-sponsored pension plans will be in the range of $10 to $12 million for the remainder of 2017.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during covered employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Service cost	$572	$350	$1,144	$700
Interest cost	911	777	1,822	1,555
Recognized net actuarial loss	648	588	1,296	1,175
Amortization of prior service cost	(746)	(840)	(1,492)	(1,680)
Net periodic postretirement benefit cost	$1,385	$875	$2,770	$1,750

Multi-Employer Benefits

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. Certain collective bargaining agreements covering the Teamsters Plan expired on April 29, 2017. These agreements were renewed and will now expire in April 2020. The remainder of these agreements will expire July 26, 2018.

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

In 2015, the Company increased its contribution rates to the Teamsters Plan, with additional increases occurring annually, as part of a rehabilitation plan, which was incorporated into the renewal of collective bargaining agreements with the unions effective April 28,

2014 and adopted by the Company as a rehabilitation plan effective January 1, 2015. This is a result of the Teamsters Plan being certified by its actuary as being in “critical” status for the plan year beginning January 1, 2013.

18.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the secret formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of July 2, 2017, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$262,490	$185,038	$489,216	$308,224
Customer marketing programs	16,446	20,283	74,240	49,425
Cold drink equipment parts	6,466	5,830	12,087	10,391

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$23,325	$18,724	$40,161	$34,350
Fountain delivery and equipment repair fees	9,002	6,813	16,852	12,456
Cold drink equipment	8,400	-	8,400	-
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	3,015	1,835	5,108	3,323
Presence marketing funding support on the Company’s behalf	481	1,336	1,137	1,817

Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company

The Company has a production arrangement with CCR to buy and sell finished products at cost. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottlers’ locations. The following table summarizes purchases and sales under these arrangements between the Company and CCR:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Purchases from CCR	$49,937	$79,033	$90,294	$139,476
Sales to CCR	33,894	19,402	61,057	32,489
Sales to CCR for transporting CCR’s product	809	6,490	1,648	11,536

As discussed above in Note 2 to the consolidated condensed financial statements, the Company and CCR have completed a number of Expansion Transactions to acquire Expansion Territories and related distribution assets previously served by CCR and Expansion Facilities and related manufacturing assets previously owned by CCR. The following table summarizes the definitive agreements and closing dates for each of the Expansion Transactions completed by the Company as of July 2, 2017:

Expansion Territories	Definitive Agreement Date		Acquisition / Exchange Date
Johnson City and Morristown, Tennessee	May 7, 2014		May 23, 2014
Knoxville, Tennessee	August 28, 2014		October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014		January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014		February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015		May 1, 2015
Lexington, Kentucky for Jackson, Tennessee Exchange	October 17, 2014		May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	September 23, 2015		October 30, 2015
Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia	September 23, 2015		January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	September 23, 2015		April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland	September 23, 2015		April 29, 2016
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky	September 1, 2016	[1]	October 28, 2016
Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana	September 1, 2016		January 27, 2017
Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio	September 1, 2016		March 31, 2017
Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio	April 13, 2017		April 28, 2017

(1)	As amended by Amendment No. 1, dated January 27, 2017.

Expansion Facilities	Definitive Agreement Date	Acquisition Date
Annapolis, Maryland Make-Ready Center	October 30, 2015	October 30, 2015
Sandston, Virginia	October 30, 2015	January 29, 2016
Silver Spring and Baltimore, Maryland	October 30, 2015	April 29, 2016
Cincinnati, Ohio	September 1, 2016	October 28, 2016
Indianapolis and Portland, Indiana	September 1, 2016	March 31, 2017
Twinsburg, Ohio	April 13, 2017	April 28, 2017

As part of the Expansion Transactions for the Expansion Territories, the Company entered into the Final CBA, as described above in Note 5 to the consolidated condensed financial statements. Under the Final CBA, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment is based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. The liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments was $319.1 million on July 2, 2017 and $253.4 million on January 1, 2017. Payments to CCR under the Final CBA, including payments under the Company’s initial comprehensive beverage agreements that were converted into the Final CBA as of March 31, 2017, were $6.6 million during the first half of 2017 and $7.9 million during the first half of 2016.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $13.3 million on July 2, 2017 and $7.4 million on January 1, 2017.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $1.1 million in the first half of 2017 and $0.5 million in the first half of 2016.

National Product Supply Group Governance Agreement (“NPSG Governance Agreement”)

The NPSG Governance Agreement was executed in October 2015 by The Coca‑Cola Company and three other Coca‑Cola bottlers, including CCR, who are Regional Producing Bottlers (“RPBs”) in The Coca‑Cola Company’s national product supply system. Pursuant to the NPSG Governance Agreement, The Coca‑Cola Company and the RPBs have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As The Coca‑Cola Company continues its multi-year refranchising effort of its North American bottling territories, additional RPBs may be added to the NPSG Board. As of July 2, 2017, the NPSG Board consisted of The Coca‑Cola‑Company, the Company and six other RPBs, including CCR.

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

The Company is obligated to pay a certain portion of the costs of operating the NPSG. The Company incurred NPSG operating costs of $0.5 million in the first half of 2017 and $0.2 million in the first half of 2016. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other Regional Producing Bottler will make investments in their respective manufacturing assets and will implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain Coca‑Cola bottlers to provide business process and information technology services to its members. Under the CONA limited liability agreement executed January 27, 2016 (as amended or restated from time to time, the “CONA LLC Agreement”), the Company and other members of CONA are required to make capital contributions to CONA if and when approved by CONA’s board of directors, which is comprised of representatives of the members. The Company currently has the right to designate one of the members of CONA’s board of directors and has a percentage interest in CONA of approximately 19%. The Company made capital contributions to CONA of $1.0 million during the first half of 2017 and $6.6 million during the first half of 2016.

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

Pursuant to the Master Services Agreement, CONA agreed to make available, and authorized the Company to use, the CONA System in connection with the distribution, sale, marketing and promotion of nonalcoholic beverages the Company is authorized to distribute under the Final CBA or any other agreement with The Coca‑Cola Company (the “Beverages”) in the territories the Company serves (the “Territories”), subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third-parties and used in connection with the CONA System.

In exchange for the Company’s right to use the CONA System and right to receive the CONA Services under the Master Services Agreement, the Company is charged quarterly service fees by CONA based on the number of physical cases of Beverages distributed by the Company during the applicable period in the Territories where the CONA Services have been implemented (the “Service Fees”). Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute products of The Coca‑Cola Company (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the Service Fees will be changed to be an amount per physical case of Beverages distributed in any portion of the Territories equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed by all of the members of CONA, subject to certain exceptions. The Company is obligated to pay the Service Fees under the Master Services Agreement even if it is not using the CONA System for all or any portion of its operations in the Territories. The Company incurred CONA Services Fees of $5.6 million during the first half of 2017 and $3.2 million during the first half of 2016.

Snyder Production Center (“SPC”)

The Company leases the SPC and an adjacent sales facility, which are located in Charlotte, North Carolina, from Harrison Limited Partnership One (“HLP”). HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, Sue Anne H. Wells, a director of the Company, and Deborah H. Everhart, a former director of the Company, are trustees and beneficiaries. Morgan H. Everett, Vice President and a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The SPC lease expires on December 31, 2020. The principal balance outstanding under this capital lease was $13.2 million on July 2, 2017 and $14.7 million on January 1, 2017. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. Rental payments related to this lease were $2.0 million in both the first half of 2017 and the first half of 2016.

Company Headquarters

The Company leases its headquarters office facility and an adjacent office facility from Beacon Investment Corporation (“Beacon”). The lease expires on December 31, 2021. J. Frank Harrison, III is Beacon’s majority shareholder and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease was $14.2 million on July 2, 2017 and $15.5 million on January 1, 2017. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index. Rental payments related to this lease were $2.2 million in both the first half of 2017 and the first half of 2016.

19.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2017	2016	2017	2016
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$6,348	$15,652	$1,297	$5,611
Less dividends:
Common Stock	1,786	1,786	3,571	3,571
Class B Common Stock	548	543	1,091	1,081
Total undistributed earnings (loss)	$4,014	$13,323	$(3,365)	$959

Common Stock undistributed earnings (loss) – basic	$3,071	$10,216	$(2,577)	$736
Class B Common Stock undistributed earnings (loss) – basic	943	3,107	(788)	223
Total undistributed earnings (loss) – basic	$4,014	$13,323	$(3,365)	$959

Common Stock undistributed earnings (loss) – diluted	$3,058	$10,172	$(2,566)	$733
Class B Common Stock undistributed earnings (loss) – diluted	956	3,151	(799)	226
Total undistributed earnings (loss) – diluted	$4,014	$13,323	$(3,365)	$959

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,786	$3,571	$3,571
Common Stock undistributed earnings (loss) – basic	3,071	10,216	(2,577)	736
Numerator for basic net income per Common Stock share	$4,857	$12,002	$994	$4,307

	Second Quarter		First Half
(in thousands, except per share data)	2017	2016	2017	2016
Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$548	$543	$1,091	$1,081
Class B Common Stock undistributed earnings (loss) – basic	943	3,107	(788)	223
Numerator for basic net income per Class B Common Stock share	$1,491	$3,650	$303	$1,304

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,786	$3,571	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	548	543	1,091	1,081
Common Stock undistributed earnings (loss) – diluted	4,014	13,323	(3,365)	959
Numerator for diluted net income per Common Stock share	$6,348	$15,652	$1,297	$5,611

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$548	$543	$1,091	$1,081
Class B Common Stock undistributed earnings (loss) – diluted	956	3,151	(799)	226
Numerator for diluted net income per Class B Common Stock share	$1,504	$3,694	$292	$1,307

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,193	2,172	2,185	2,164

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,374	9,353	9,366	9,345
Class B Common Stock weighted average shares outstanding – diluted	2,233	2,212	2,225	2,204

Basic net income per share:
Common Stock	$0.68	$1.68	$0.14	$0.60
Class B Common Stock	$0.68	$1.68	$0.14	$0.60

Diluted net income per share:
Common Stock	$0.68	$1.67	$0.14	$0.59
Class B Common Stock	$0.67	$1.67	$0.13	$0.59

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

(3)	Denominator for diluted net loss per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

20.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
(in thousands)	2017	2016
Accounts receivable, trade, net	$(116,221)	$(101,433)
Accounts receivable from The Coca-Cola Company	(19,842)	(20,871)
Accounts receivable, other	(55)	(126)
Inventories	(15,273)	(10,679)
Prepaid expenses and other current assets	7,765	8,101
Accounts payable, trade	52,213	47,244
Accounts payable to The Coca-Cola Company	67,919	49,546
Other accrued liabilities	40,959	13,475
Accrued compensation	(8,270)	(12,387)
Accrued interest payable	1,275	42
Change in current assets less current liabilities (exclusive of acquisition)	$10,470	$(27,088)

21.Segments

The Company evaluates segment reporting in accordance with FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into an “All Other” reportable segment.

The Company’s results for its two reportable segments are as follows:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Net sales:
Nonalcoholic Beverages	$1,108,175	$817,880	$1,940,570	$1,424,808
All Other	119,669	58,397	196,461	104,106
Eliminations(1)	(58,553)	(35,893)	(102,038)	(63,074)
Consolidated net sales	$1,169,291	$840,384	$2,034,993	$1,465,840

Income from operations:
Nonalcoholic Beverages	$42,169	$52,878	$53,703	$63,846
All Other	5,144	1,858	7,218	3,291
Consolidated income from operations	$47,313	$54,736	$60,921	$67,137

Depreciation and amortization:
Nonalcoholic Beverages	$40,013	$26,298	$73,015	$49,206
All Other	2,053	1,641	4,032	3,123
Consolidated depreciation and amortization	$42,066	$27,939	$77,047	$52,329

Capital expenditures (exclusive of acquisition):
Nonalcoholic Beverages	$65,346	$35,832	$96,543	$60,826
All Other	8,983	7,221	13,097	13,879
Consolidated capital expenditures	$74,329	$43,053	$109,640	$74,705

(in thousands)	July 2, 2017	January 1, 2017
Total assets:
Nonalcoholic Beverages	$2,784,412	$2,349,284
All Other	112,065	105,785
Eliminations(1)	(5,036)	(5,585)
Consolidated total assets	$2,891,441	$2,449,484

(1)

The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction. Asset eliminations relate to eliminations of intercompany receivables and payables between the Nonalcoholic Beverages and All Other segments.

Net sales by product category were as follows:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Bottle/can sales(1):
Sparkling beverages (carbonated)	$607,623	$464,859	$1,087,383	$817,529
Still beverages (noncarbonated, including energy products)	368,955	246,371	625,013	412,561
Total bottle/can sales	976,578	711,230	1,712,396	1,230,090

Other sales:
Sales to other Coca-Cola bottlers	104,968	61,045	169,698	111,255
Post-mix and other	87,745	68,109	152,899	124,495
Total other sales	192,713	129,154	322,597	235,750

Total net sales	$1,169,291	$840,384	$2,034,993	$1,465,840

(1)

During the second quarter of 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented. Total bottle/can sales remain unchanged in prior periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Bottling Co. Consolidated (together with its majority-owned subsidiaries, the “Company,” “we” or “our”) should be read in conjunction with the consolidated condensed financial statements of the Company and the accompanying notes to the consolidated condensed financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The consolidated condensed financial statements presented are:

•	The financial position as of July 2, 2017 and January 1, 2017.
•

The results of operations for the 13 week periods ended July 2, 2017 (“second quarter” of fiscal 2017 (“2017”)) and July 3, 2016 (“second quarter” of fiscal 2016 (“2016”)), and the 26 week periods ended July 2, 2017 (“first half” of 2017) and July 3, 2016 (“first half” of 2016).

•	Comprehensive income for the second quarter and first half of 2017 and the second quarter and first half of 2016.
•	Changes in equity for the first half of 2017 and the first half of 2016.
•	The cash flows for the first half of 2017 and the first half of 2016.

The consolidated condensed financial statements include the consolidated condensed operations of the Company and its majority-owned subsidiaries including Piedmont Coca‑Cola Bottling Partnership (“Piedmont”), the Company’s only subsidiary with a significant noncontrolling interest. This noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Expansion Transactions

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions since April 2013 with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to significantly expand the Company’s distribution and manufacturing operations. This expansion includes acquisition of the rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and related distribution assets (the “Distribution Territory Expansion Transactions”), as well as the acquisition of regional manufacturing facilities previously owned by CCR (the “Expansion Facilities”) and related manufacturing assets (the “Manufacturing Facility Expansion Transactions” and, together with the Distribution Territory Expansion Transactions, the “Expansion Transactions”). As of July 2, 2017, the Expansion Transactions completed and the respective net cash paid amounts are as follows:

Expansion Territories / Expansion Facilities Acquired	Acquisition / Exchange Date	Net Cash Paid (In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.2
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	18.0
Paducah and Pikeville, Kentucky	May 1, 2015	7.0
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015	15.3
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015	26.7
Annapolis, Maryland Make-Ready Center	October 30, 2015	5.4
Easton and Salisbury, Maryland, Richmond and Yorktown, Virginia, and Sandston, Virginia Expansion Facility	January 29, 2016	65.7	*
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	April 1, 2016	35.6	*
Baltimore, Hagerstown and Cumberland, Maryland, and Silver Spring and Baltimore, Maryland Expansion Facilities	April 29, 2016	69.0	*
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky and Cincinnati, Ohio Expansion Facility	October 28, 2016	98.2	*
Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana	January 27, 2017	31.6	*
Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio and Indianapolis and Portland, Indiana Expansion Facilities	March 31, 2017	108.7	*
Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio and Twinsburg, Ohio Expansion Facility	April 28, 2017	87.7	*

*	These net cash paid amounts are subject to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results of the Expansion Territories and the Expansion Facilities have been included in the Company’s consolidated condensed financial statements from their respective acquisition or exchange dates. These Expansion Territories and Expansion Facilities contributed the following amounts to the Company’s consolidated condensed statement of operations:

	Second Quarter		First Half
(in thousands)	2017(1)	2016(2)	2017(1)	2016(2)
Net sales	$472,649	$162,819	$737,555	$198,130
Income from operations	15,320	13,502	19,770	14,708

(1)	Includes the results of the YTD 2017 Expansion Transactions, as defined below, and the Expansion Territories and Expansion Facilities acquired in 2016 (the “2016 Expansion Transactions”).
(2)	Includes the results of the portion of the 2016 Expansion Transactions completed through July 3, 2016.

Expansion Transactions

A summary of the Expansion Transactions completed by the Company prior to 2017 is included in the Company’s Annual Report on Form 10-K for 2016. During the first half of 2017, the Company closed the following Expansion Transactions with CCR:

Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana Expansion Territories Acquisitions (the “January 2017 Expansion Transaction”)

On January 27, 2017, the Company acquired distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana, for a cash purchase price of approximately $31.6 million, which remains subject to post-closing adjustment.

The January 2017 Expansion Transaction was completed pursuant to the distribution asset purchase agreement entered into by the Company and CCR on September 1, 2016, as described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2016 (the “September 2016 Form 8‑K”) and filed as Exhibit 2.1 thereto (as amended by Amendment No. 1 to Asset Purchase Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2017, the “September 2016 Distribution APA”).

Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio Expansion Territories Acquisitions and Indianapolis and Portland, Indiana Expansion Facilities Acquisitions (“March 2017 Expansion Transactions”)

On March 31, 2017, the Company acquired distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio (the “March 2017 Expansion Territories”). In addition, on March 31, 2017, the Company acquired two Expansion Facilities located in Indianapolis and Portland, Indiana and related manufacturing assets (the “March 2017 Expansion Facilities”). The Company completed these two acquisitions for a cash purchase price of approximately $108.7 million, which remains subject to post-closing adjustment.

The March 2017 Expansion Territories acquisition was completed pursuant to the September 2016 Distribution APA and the March 2017 Expansion Facilities acquisition was completed pursuant to the manufacturing asset purchase agreement entered into by the Company and CCR on September 1, 2016 (the “September 2016 Manufacturing APA”), as described in the September 2016 Form 8‑K and filed as Exhibit 2.2 thereto.

Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio Expansion Territories Acquisitions and Twinsburg, Ohio Expansion Facility Acquisition (“April 2017 Expansion Transactions”)

On April 28, 2017, the Company acquired distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio (the “April 2017 Expansion Territories”). In addition, on April 28, 2017, the Company acquired an Expansion Facility located in Twinsburg, Ohio and related manufacturing assets (the “April 2017 Expansion Facilities”). The Company completed these two acquisitions for a cash purchase price of approximately $87.7 million, which remains subject to post-closing adjustment.

The April 2017 Expansion Territories acquisition was completed pursuant to the distribution asset purchase agreement entered into by the Company and CCR on April 13, 2017, and the April 2017 Expansion Facility acquisition was completed pursuant to the manufacturing asset purchase agreement entered into by the Company and CCR on April 13, 2017, as described in the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2017 and filed as Exhibits 2.1 and 2.2, respectively, thereto.

Together, the January 2017 Expansion Transaction, the March 2017 Expansion Transactions and the April 2017 Expansion Transactions are the “YTD 2017 Expansion Transactions.”

Final Comprehensive Beverage Agreement

In connection with the closings for the March 2017 Expansion Territories described above, the Company, The Coca‑Cola Company and CCR entered into a comprehensive beverage agreement on March 31, 2017 (as amended, the “Final CBA”), pursuant to which CCR granted the Company certain exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products distinguished by the Trademarks (as such terms are defined in the Final CBA) in the March 2017 Expansion Territories, in exchange for the Company agreeing to make a quarterly sub-bottling payment to CCR on a continuing basis, based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain “cross-licensed” beverage brands not owned or licensed by The Coca‑Cola Company.

As described below under “Bottling Agreement and RMA Conversions,” each of the Company’s initial comprehensive beverage agreements with The Coca‑Cola Company and CCR for the Expansion Territories the Company previously acquired from CCR (the “Initial CBAs”) and other Bottling Agreements (as defined below) has been amended, restated and converted into the Final CBA as of March 31, 2017. A summary of the Final CBA is provided in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (the “April 2017 Form 8-K”), and the Final CBA is filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017 (the “Q1 2017 Form 10-Q”). A copy of an amendment to the Final CBA entered into by the Company, The Coca‑Cola Company and CCR on April 28, 2017 to add the April 2017 Expansion Territories to the territories covered by the Final CBA is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q (this “Report”).

Final Regional Manufacturing Agreement

In connection with the closings for the March 2017 Expansion Facilities described above, the Company and The Coca‑Cola Company entered into a regional manufacturing agreement (the “Final RMA”) on March 31, 2017, pursuant to which The Coca‑Cola Company granted the Company the rights to manufacture, produce and package Authorized Covered Beverages (as defined in the Final RMA) at the March 2017 Expansion Facilities (i) for distribution by the Company for its own account in accordance with the Final CBA, and (ii) for sale by the Company to certain other U.S. Coca‑Cola bottlers and to the Coca‑Cola North America division of The Coca‑Cola Company, at prices unilaterally established by The Coca‑Cola Company from time to time, in accordance with the Final RMA.

As described below under “Bottling Agreement and RMA Conversions,” each of the Company’s initial regional manufacturing agreements with The Coca‑Cola Company for the Expansion Facilities the Company previously acquired from CCR (the “Initial RMAs”) has been amended, restated and converted into the Final RMA as of March 31, 2017. A summary of the Final RMA is provided in the April 2017 Form 8-K, and the Final RMA is filed as Exhibit 10.7 to the Q1 2017 Form 10-Q. A copy of an amendment to the Final RMA entered into by the Company and The Coca‑Cola Company on April 28, 2017 to add the April 2017 Expansion Facility to the regional manufacturing facilities covered by the Final RMA is filed as Exhibit 10.2 to this Report.

Bottling Agreement and RMA Conversions

Upon the consummation of the March 31, 2017 Expansion Transactions, each of the Company’s existing bottling agreements for The Coca‑Cola Company beverage brands, including each of the Company’s Initial CBAs, master bottle contracts, allied bottle contracts and other bottling agreements with The Coca‑Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products (collectively, the “Bottling Agreements”), were automatically amended, restated and converted into the Final CBA (the “Bottling Agreement Conversion”) pursuant to the territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR on September 23, 2015, as described in the September 2015 Form 8-K and filed as Exhibit 10.1 thereto (as amended by the First Amendment to Territory Conversion Agreement filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2016, the “Territory Conversion Agreement”). The Bottling Agreement Conversion included all of the Company’s Bottling Agreements for the Expansion Territories and for all other territories in the United States where the Company (or one of its affiliates) has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca‑Cola Company (the “Legacy Territories”), provided that the sub-bottling payment required under the Final CBA does not apply with regards to the Legacy Territories.

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

Pursuant to the Territory Conversion Agreement, on March 31, 2017, CCR paid the Company and its subsidiaries a one-time fee, which was subject to final adjustment, of $87.1 million upon the Bottling Agreement Conversion, an amount equivalent to 0.5 times the EBITDA the Company and its subsidiaries generated during the twelve-month period ended January 1, 2017 from sales in the Legacy Territories of Beverages either (i) owned by The Coca‑Cola Company or licensed to The Coca‑Cola Company and sublicensed to the Company and its subsidiaries, or (ii) owned by or licensed to Monster Energy Company on which the Company and its subsidiaries pay, and The Coca‑Cola Company receives, a facilitation fee. During the second quarter of 2017, the fee was finalized and increased by $4.4 million, for a total of $91.5 million.

Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement

In connection with the Company’s acquisitions of the Expansion Facilities and the impact on transaction value from certain adjustments made by The Coca‑Cola Company to the authorized pricing under the Final RMA on sales of Authorized Covered Beverages produced by the Company at the Expansion Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers, the Company and The Coca‑Cola Company also entered into a letter agreement on March 31, 2017 (as amended, the “Manufacturing Facilities Letter Agreement”), pursuant to which The Coca‑Cola Company agreed to provide the Company with an aggregate valuation adjustment discount of $33.1 million (the “Expansion Facilities Discount”) on the purchase prices for the Expansion Facilities. The parties agreed to apply $22.9 million of the total Expansion Facilities Discount upon the Company’s acquisition of the March 2017 Expansion Facilities, representing the portion of the Expansion Facilities Discount applicable to (i) the March 2017 Expansion Facilities and (ii) the Expansion Facilities previously acquired by the Company from CCR, and agreed to apply an additional $5.4 million of the total Expansion Facilities Discount upon the Company’s acquisition of the April 2017 Expansion Facility. The portion of the Expansion Facilities Discount attributable to each of the remaining Expansion Facilities to be acquired by the Company will be applied at the closing of each such future transaction.

The Manufacturing Facilities Letter Agreement also establishes a mechanism to compensate the Company with a payment or credit for the net economic impact to the Legacy Facilities of the changes made by The Coca‑Cola Company to the authorized pricing under the Final RMA on sales of Authorized Covered Beverages produced by the Company at the Legacy Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers versus the Company’s historical returns for products produced at the Legacy Facilities prior to the RMA Conversion (the “Legacy Facilities Credit”). The Coca‑Cola Company and the Company amended the formula for the calculation of the Legacy Facilities Credit pursuant to an amendment dated June 22, 2017 (the “Amendment to the Manufacturing Facilities Letter Agreement”) and have agreed to work together to calculate the Legacy Facilities Credit as promptly as reasonably practicable. A summary of the Manufacturing Facilities Letter Agreement is provided in the April 2017 Form 8-K and the Manufacturing Facilities Letter Agreement is filed as Exhibit 10.8 to the Q1 2017 Form 10-Q. A copy of the Amendment to the Manufacturing Facilities Letter Agreement is filed as Exhibit 10.3 to this Report.

Somerset Letter of Intent

On April 11, 2017, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “April 2017 LOI”) which contemplates the Company exchanging certain of its exclusive distribution rights and associated assets and working capital relating to the distribution, promotion, marketing and sale of beverage products owned and licensed by The Coca-Cola Company and certain cross-licensed brands in territory located in south-central Kentucky currently served by the Company’s distribution center located in Somerset, Kentucky for certain like kind assets of CCR as part of the exchange transactions contemplated by the non-binding letter of intent entered into by the Company and The Coca-Cola Company on June 14, 2016, as described in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016 and filed as Exhibit 99.2 thereto. A summary of the April 2017 LOI was provided in the Company’s Current Report on Form 8-K filed April 12, 2017, and a copy of the April 2017 LOI was filed as Exhibit 99.1 thereto.

Our Business and the Nonalcoholic Beverage Industry

Coca‑Cola Bottling Co. Consolidated, a Delaware corporation, produces, markets and distributes nonalcoholic beverages in 16 states. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest independent Coca‑Cola bottler in the United States. Approximately 93% of our total bottle/can volume to retail customers consist of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage brands including

Dr Pepper, Sundrop and Monster Energy. Our purpose is to honor God, serve others, pursue excellence and grow profitably. Our stock is traded on the NASDAQ exchange under the symbol “COKE.”

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

Net sales by product category were as follows:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Bottle/can sales(1):
Sparkling beverages (carbonated)	$607,623	$464,859	$1,087,383	$817,529
Still beverages (noncarbonated, including energy products)	368,955	246,371	625,013	412,561
Total bottle/can sales	976,578	711,230	1,712,396	1,230,090

Other sales:
Sales to other Coca-Cola bottlers	104,968	61,045	169,698	111,255
Post-mix and other	87,745	68,109	152,899	124,495
Total other sales	192,713	129,154	322,597	235,750

Total net sales	$1,169,291	$840,384	$2,034,993	$1,465,840

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

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $259.2 million in the first half of 2017 and $180.4 million in the first half of 2016. Management of these costs will continue to be a key area of emphasis for the Company.

The Company has three primary delivery systems: (i) bulk delivery for large supermarkets, mass merchandisers and club stores, (ii) advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premises accounts and (iii) full service delivery for its full service vending customers.

Productivity:  A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor productivity and asset productivity.

Results of Operations

Second Quarter Results

Our results of operations for the second quarter of 2017 and the second quarter of 2016 are highlighted in the table below and discussed in the following paragraphs:

	Second Quarter
(in thousands)	2017	2016	Change	% Change
Net sales	$1,169,291	$840,384	$328,907	39.1%
Cost of sales	754,113	520,677	233,436	44.8
Gross profit	415,178	319,707	95,471	29.9
Selling, delivery and administrative expenses	367,865	264,971	102,894	38.8
Income from operations	47,313	54,736	(7,423)	(13.6)
Interest expense, net	10,440	9,808	632	6.4
Other expense, net	25,549	16,274	9,275	57.0
Loss on exchange of franchise territory	-	692	(692)	(100.0)
Income before income taxes	11,324	27,962	(16,638)	(59.5)
Income tax expense	3,743	10,638	(6,895)	(64.8)
Net income	7,581	17,324	(9,743)	(56.2)
Less: Net income attributable to noncontrolling interest	1,233	1,672	(439)	(26.3)
Net income attributable to Coca-Cola Bottling Co. Consolidated	$6,348	$15,652	$(9,304)	(59.4)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

Second Quarter 2017

•	$472.6 million in net sales and $15.3 million of operating income related to Expansion Territories and Expansion Facilities;
•	$16.2 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to Expansion Territories;
•	$11.5 million of expenses related to acquiring and transitioning Expansion Territories and Expansion Facilities; and
•

$9.4 million recorded in other expense for net working capital and other fair value adjustments related to the January 2016 Expansion Transactions that were made beyond one year from the acquisition date. This amount remains payable to The Coca‑Cola Company.

Second Quarter 2016

•	$162.8 million in net sales and $13.5 million of operating income related to Expansion Territories;
•	$16.3 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to Expansion Territories; and
•	$7.0 million of expenses related to acquiring and transitioning Expansion Territories.

Net Sales

Net sales increased $328.9 million, or 39.1%, to $1.17 billion in the second quarter of 2017, as compared to $840.4 million in the second quarter of 2016. The increase in net sales was primarily attributable to the following (in millions):

Second Quarter 2017	Attributable to:
$309.8	Net sales increase related to the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions
12.0

2.1% increase in bottle/can sales price per unit to retail customers in the Legacy Territories, the Expansion Territories acquired in fiscal 2014 (the “2014 Expansion Territories”) and the Expansion Territories acquired in fiscal 2015 (the “2015 Expansion Territories”)

7.6	1.3% increase in bottle/can sales volume to retail customers in the Legacy Territories, the 2014 Expansion Territories and the 2015 Expansion Territories
(3.1)	Decrease in external transportation revenue
2.2	6.5% increase in post-mix sales price per unit
0.4	Other
$328.9	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in the second quarter of 2017, as compared to approximately 85% in the second quarter of 2016. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	Second Quarter		Sales Volume
Product Category	2017	2016	Increase
Sparkling beverages	67.9%	69.7%	29.8%
Still beverages (including energy products)	32.1%	30.3%	41.2%
Total bottle/can sales volume	100.0%	100.0%	33.3%

Bottle/can volume to retail customers, excluding the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions, increased 1.3% in the second quarter of 2017, which represented a 0.8% increase in sparkling beverages and a 2.6% increase in still beverages as compared to the second quarter of 2016.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased $233.4 million, or 44.8%, to $754.1 million in the second quarter of 2017, as compared to $520.7 million in the second quarter of 2016. The increase in cost of sales was primarily attributable to the following (in millions):

Second Quarter 2017	Attributable to:
$216.7	Cost of sales increase related to the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions
9.7	Increased purchases of finished goods and an increase in raw materials costs and manufacturing costs
4.5	1.3% increase in bottle/can sales volume to retail customers in the Legacy Territories, the 2014 Expansion Territories and the 2015 Expansion Territories
(4.2)	Decrease in external transportation cost of sales
2.1	Increase in costs related to the Company’s commodity hedging program
4.6	Other
$233.4	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of sales: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $32.5 million in the second quarter of 2017, as compared to $25.9 million in the second quarter of 2016.

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

S,D&A expenses increased by $102.9 million, or 38.8%, to $367.9 million in the second quarter of 2017, as compared to $265.0 million in the second quarter of 2016. S,D&A expenses as a percentage of net sales remained flat at 31.5% in both the second quarter of 2017 and the second quarter of 2016. The increase in S,D&A expenses was primarily attributable to the following (in millions):

Second Quarter 2017	Attributable to:
$50.3	Increase in employee salaries including bonus and incentives due to additional personnel added in the Expansion Transactions
9.5	Increase in employee benefit costs primarily due to additional group insurance expense and 401(k) employer matching contributions for employees added in the Expansion Transactions
6.6	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment from the Expansion Transactions
4.8	Increase in marketing expense primarily due to increased spending for media and cold drink sponsorships
4.6	Increase in expenses related to the Expansion Transactions, primarily professional fees and travel expenses related to due diligence
4.4	Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims due to additional personnel added from the Expansion Transactions
4.0	Increase in employer payroll taxes primarily due to additional personnel added from the Expansion Transactions
3.7	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily due to the Expansion Transactions and commodity hedging activities
2.6	Increase in vending and fountain parts expense primarily related to the Expansion Transactions
2.4	Increase in property, vehicle and other taxes primarily related to the Expansion Transactions
5.8	Other individually immaterial expense increases primarily related to the Expansion Transactions
4.2	Other individually immaterial increases
$102.9	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $143.0 million in the second quarter of 2017 and $100.9 million in the second quarter of 2016.

Interest Expense, Net

Interest expense, net, increased $0.6 million, or 6.4%, to $10.4 million in the second quarter of 2017, as compared to $9.8 million in the second quarter of 2016.

Other Expense, Net

Other expense, net, included a noncash charge of $16.2 million in the second quarter of 2017 and a noncash charge of $16.3 million in the second quarter of 2016, each as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories driven primarily by a change in projected future operating results of the Expansion Territories subject to sub-bottling fees.

Each reporting period, the Company adjusts its contingent consideration liability related to the Expansion Territories to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Final CBA using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates; projected future operating results; and post-closing settlement of cash purchase prices for the Expansion Territories. These future expected sub-bottling payments extend through the life of the related distribution asset acquired in each Distribution Territory Expansion Transaction, which is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

Other expense, net, also included $9.4 million for net working capital and other fair value adjustments related to the January 2016 Expansion Transactions. As the adjustments were made beyond one year from the acquisition date, the Company recorded these through its consolidated condensed statements of operations. This amount remains payable to The Coca‑Cola Company.

Income Tax Expense

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes, was 33.1% for the second quarter of 2017 and 38.0% for the second quarter of 2016. The decrease in the effective tax rate was primarily driven by repricing of net deferred liabilities related to certain state legislation enacted during the second quarter of 2017 that lowered the corporate tax rate in that state and a lower income before income taxes as compared to the recorded noncontrolling interest in the second quarter of 2017 as compared to the second quarter of 2016. The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 37.1% for the second quarter of 2017 and 40.5% for the second quarter of 2016.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest, which is related to the portion of Piedmont owned by The Coca‑Cola Company, of $1.2 million in the second quarter of 2017 and $1.7 million in the second quarter of 2016.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.5 million in the second quarter of 2017 and $0.3 million in the second quarter of 2016. The increase was primarily a result of actuarial losses on the Company’s pension and postretirement benefit plans.

First Half Results

Our results of operations for the first half of 2017 and the first half of 2016 are highlighted in the table below and discussed in the following paragraphs:

	First Half
(in thousands)	2017	2016	Change	% Change
Net sales	$2,034,993	$1,465,840	$569,153	38.8%
Cost of sales	1,287,794	902,235	385,559	42.7
Gross profit	747,199	563,605	183,594	32.6
Selling, delivery and administrative expenses	686,278	496,468	189,810	38.2
Income from operations	60,921	67,137	(6,216)	(9.3)
Interest expense, net	19,910	19,169	741	3.9
Other expense, net	37,795	33,425	4,370	13.1
Loss on exchange of franchise territory	-	692	(692)	(100.0)
Income before income taxes	3,216	13,851	(10,635)	(76.8)
Income tax expense	52	5,560	(5,508)	(99.1)
Net income	3,164	8,291	(5,127)	(61.8)
Less: Net income attributable to noncontrolling interest	1,867	2,680	(813)	(30.3)
Net income attributable to Coca-Cola Bottling Co. Consolidated	$1,297	$5,611	$(4,314)	(76.9)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

First Half 2017

•	$737.6 million in net sales and $19.8 million of operating income related to Expansion Territories and Expansion Facilities;
•	$28.4 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to Expansion Territories;
•	$19.2 million of expenses related to acquiring and transitioning Expansion Territories and Expansion Facilities; and
•

$9.4 million recorded in other expense for net working capital and other fair value adjustments related to the January 2016 Expansion Transactions that were made beyond one year from the acquisition date. This amount remains payable to The Coca‑Cola Company.

First Half 2016

•	$198.1 million in net sales and $14.7 million of operating income related to Expansion Territories;
•	$33.4 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to Expansion Territories;
•	$13.4 million of expenses related to acquiring and transitioning Expansion Territories; and
•	$4.0 million of additional expense related to increased charitable contributions.

Net Sales

Net sales increased $569.2 million, or 38.8%, to $2.03 billion in the first half of 2017, as compared to $1.47 billion in the first half of 2016. The increase in net sales was primarily attributable to the following (in millions):

First Half 2017	Attributable to:
$539.4	Net sales increase related to the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions
20.2	1.9% increase in bottle/can sales volume to retail customers in the Legacy Territories, the 2014 Expansion Territories and the 2015 Expansion Territories
12.6	1.2% increase in bottle/can sales price per unit to retail customers in the Legacy Territories, the 2014 Expansion Territories and the 2015 Expansion Territories
(4.0)	4.4% decrease in sales price per unit to other Coca-Cola bottlers
3.6	5.8% increase in post-mix sales price per unit
(3.5)	Decrease in external transportation revenue
0.9	Other
$569.2	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in both the first half of 2017 and the first half of 2016.

Product category sales volume as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	First Half		Sales Volume
Product Category	2017	2016	Increase
Sparkling beverages	69.4%	71.0%	32.3%
Still beverages (including energy products)	30.6%	29.0%	43.1%
Total bottle/can sales volume	100.0%	100.0%	35.4%

Bottle/can volume to retail customers, excluding the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions, increased 1.9% in the first half of 2017, which represented a 1.0% increase in sparkling beverages and a 4.1% increase in still beverages as compared to the first half of 2016.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first half of 2017, approximately 65% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers was sold for immediate consumption.

The following table summarizes the percentage of the Company’s total bottle/can volume and the percentage of the Company’s total net sales, which are included in the Nonalcoholic Beverages operating segment, attributed to its largest customers:

	First Half
Customer	2017	2016
Wal-Mart Stores, Inc.
Approximate percent of the Company’s total Bottle/can volume	19%	20%
Approximate percent of the Company’s total Net sales	14%	14%

The Kroger Company
Approximate percent of the Company’s total Bottle/can volume	9%	6%
Approximate percent of the Company’s total Net sales	7%	4%

Food Lion, LLC
Approximate percent of the Company’s total Bottle/can volume	7%	8%
Approximate percent of the Company’s total Net sales	4%	6%

Cost of Sales

Cost of sales increased $385.6 million, or 42.7%, to $1.29 billion in the first half of 2017, as compared to $902.2 million in the first half of 2016. The increase in cost of sales was primarily attributable to the following (in millions):

First Half 2017	Attributable to:
$363.5	Cost of sales increase related to the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions
12.3	Increased purchases of finished goods and an increase in raw materials costs and manufacturing costs
11.8	1.9% increase in bottle/can sales volume to retail customers in the Legacy Territories, the 2014 Expansion Territories and the 2015 Expansion Territories
(8.2)	Decrease in external transportation cost of sales
6.2	Other
$385.6	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $56.9 million in the first half of 2017, as compared to $46.3 million in the first half of 2016.

S,D&A Expenses

S,D&A expenses increased by $189.8 million, or 38.2%, to $686.3 million in the first half of 2017, as compared to $496.5 million in the first half of 2016. S,D&A expenses as a percentage of net sales decreased to 33.7% in the first half of 2017 from 33.9% in the first half of 2016. The increase in S,D&A expenses was primarily attributable to the following (in millions):

First Half 2017	Attributable to:
$94.3	Increase in employee salaries including bonus and incentives due to additional personnel added in the Expansion Transactions
17.9	Increase in employee benefit costs primarily due to additional group insurance expense and 401(k) employer matching contributions for employees added in the Expansion Transactions
12.7	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment from the Expansion Transactions
8.9	Increase in marketing expense primarily due to increased spending for media and cold drink sponsorships
7.9	Increase in employer payroll taxes primarily due to additional personnel added from the Expansion Transactions
6.5	Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims due to additional personnel added from the Expansion Transactions
5.8	Increase in expenses related to the Expansion Transactions, primarily professional fees and travel expenses related to due diligence
5.6	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily due to the Expansion Transactions and commodity hedging activities
4.7	Increase in vending and fountain parts expense primarily related to the Expansion Territories
4.3	Increase in property, vehicle and other taxes primarily related to the Expansion Territories
3.5	Increase in software expenses primarily due to increased maintenance expense
2.9	Increase in rental expense due primarily to additional equipment and facilities rent expense related to the Expansion Territories
9.4	Other individually immaterial expense increases primarily related to the Expansion Territories
5.4	Other individually immaterial increases
$189.8	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, totaled $259.2 million in the first half of 2017 and $180.4 million in the first half of 2016.

Interest Expense, Net

Interest expense, net, increased $0.7 million, or 3.9%, to $19.9 million in the first half of 2017, as compared to $19.2 million in the first half of 2016.

Other Expense, Net

Other expense, net, included a noncash charge of $28.4 million in the first half of 2017 and a noncash charge of $33.4 million in the first half of 2016, each as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment in the first half of 2017 was primarily a result of a change in the risk-free interest rate and the final settlement of territory values for the Paducah and Pikeville, Kentucky Expansion Territory acquisitions and the Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina Expansion Territory acquisitions, which closed in May 2015 and October 2015, respectively. The adjustment in the first half of 2016 was driven primarily by a change in projected future operating results of the Expansion Territories subject to sub-bottling fees and a change in the risk-free interest rate.

Other expense, net, also included $9.4 million for net working capital and other fair value adjustments related to the January 2016 Expansion Transactions. As the adjustments were made beyond one year from the acquisition date, the Company recorded these through its consolidated condensed statements of operations. This amount remains payable to The Coca‑Cola Company.

Income Tax Expense

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes, was 1.6% for the first half of 2017 and 40.1% for the first half of 2016. The decrease in the effective tax rate was primarily driven by lower income before income taxes as compared to the recorded noncontrolling interest and a reduction in the valuation allowance resulting from the

Company’s assessment of its ability to use certain loss carryforwards. The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 3.9% for the first half of 2017 and 49.8% for the first half of 2016.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest, which is related to the portion of Piedmont owned by The Coca‑Cola Company, of $1.9 million in the first half of 2017 and $2.7 million in the first half of 2016.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.9 million in the first half of 2017 and $0.6 million in the first half of 2016. The increase was primarily a result of actuarial losses on the Company’s pension and postretirement benefit plans.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board Accounting Standards Codification 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into an “All Other” reportable segment.

The Company’s results for its two reportable segments are as follows:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Net sales:
Nonalcoholic Beverages	$1,108,175	$817,880	$1,940,570	$1,424,808
All Other	119,669	58,397	196,461	104,106
Eliminations(1)	(58,553)	(35,893)	(102,038)	(63,074)
Consolidated net sales	$1,169,291	$840,384	$2,034,993	$1,465,840

Income from operations:
Nonalcoholic Beverages	$42,169	$52,878	$53,703	$63,846
All Other	5,144	1,858	7,218	3,291
Consolidated income from operations	$47,313	$54,736	$60,921	$67,137

(1)

The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are either recognized at fair market value or cost depending on the nature of the transaction.

Comparable /Adjusted Results

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

The following tables reconcile reported GAAP results to comparable results (non-GAAP) for the second quarter of 2017 and the second quarter of 2016:

	Second Quarter 2017
(in thousands, except per share data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,169,291	$47,313	$11,324	$6,348	$0.68
Fair value adjustments for commodity hedges	-	1,187	1,187	729	0.08
Amortization of converted distribution rights	-	2,760	2,760	1,695	0.18
January 2016 Expansion Transactions settlement	-	-	9,442	5,797	0.62
2017 & 2016 acquisitions impact	(472,649)	(15,320)	(15,320)	(9,406)	(1.00)
Expansion Transaction expenses	-	11,574	11,574	7,106	0.75
Fair value adjustment of acquisition related contingent consideration	-	-	16,119	9,897	1.05
Total reconciling items	(472,649)	201	25,762	15,818	1.68
Comparable results (non-GAAP)	$696,642	$47,514	$37,086	$22,166	$2.36

	Second Quarter 2016
(in thousands, except per share data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$840,384	$54,736	$27,962	$15,652	$1.68
Fair value adjustments for commodity hedges	-	(2,770)	(2,770)	(1,704)	(0.18)
2016 acquisitions impact	(162,819)	(13,502)	(13,502)	(8,304)	(0.89)
Expansion Transaction expenses	-	7,005	7,005	4,308	0.46
Exchange of franchise territories	-	-	692	426	0.05
Impact of changes in product supply governance	-	(1,105)	(1,105)	(680)	(0.07)
Fair value adjustment of acquisition related contingent consideration	-	-	16,274	10,009	1.06
Total reconciling items	(162,819)	(10,372)	6,594	4,055	0.43
Comparable results (non-GAAP)	$677,565	$44,364	$34,556	$19,707	$2.11

The following tables reconcile reported GAAP results to comparable results (non-GAAP) for the first half of 2017 and the first half of 2016:

	First Half 2017
(in thousands, except per share data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,034,993	$60,921	$3,216	$1,297	$0.14
Fair value adjustments for commodity hedges	-	860	860	528	0.06
Amortization of converted distribution rights	-	2,760	2,760	1,695	0.18
January 2016 Expansion Transactions settlement	-	-	9,442	5,797	0.62
2017 & 2016 acquisitions impact	(737,555)	(19,770)	(19,770)	(12,138)	(1.29)
Expansion Transaction expenses	-	19,226	19,226	11,804	1.24
Fair value adjustment of acquisition related contingent consideration	-	-	28,365	17,416	1.86
Total reconciling items	(737,555)	3,076	40,883	25,102	2.67
Comparable results (non-GAAP)	$1,297,438	$63,997	$44,099	$26,399	$2.81

	First Half 2016
(in thousands, except per share data)	Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,465,840	$67,137	$13,851	$5,611	$0.60
Fair value adjustments for commodity hedges	-	(3,810)	(3,810)	(2,344)	(0.25)
2016 acquisitions impact	(198,130)	(14,708)	(14,708)	(9,046)	(0.97)
Expansion Transaction expenses	-	13,428	13,428	8,258	0.89
Special charitable contribution	-	4,000	4,000	2,460	0.26
Exchange of franchise territories	-	-	692	426	0.05
Impact of changes in product supply governance	-	(3,318)	(3,318)	(2,041)	(0.22)
Fair value adjustment of acquisition related contingent consideration	-	-	33,425	20,557	2.20
Total reconciling items	(198,130)	(4,408)	29,709	18,270	1.96
Comparable results (non-GAAP)	$1,267,710	$62,729	$43,560	$23,881	$2.56

Financial Condition

Total assets increased to $2.89 billion on July 2, 2017, from $2.45 billion on January 1, 2017. The increase in total assets is primarily attributable to the Expansion Transactions, contributing to an increase in total assets of $278.7 million from January 1, 2017. In addition, the Company had additions to property, plant and equipment of $79.6 million during the first half of 2017, which excludes $161.2 million in property, plant and equipment acquired in the YTD 2017 Expansion Transactions.

Net working capital, defined as current assets less current liabilities, was $209.3 million on July 2, 2017, which was an increase of $73.4 million from January 1, 2017.

Significant changes in net working capital on July 2, 2017 from January 1, 2017 were as follows:

•	An increase in accounts receivable, trade of $117.5 million primarily as a result of accounts receivable from the YTD 2017 Expansion Transactions.
•

An increase of $19.7 million in accounts receivable from The Coca‑Cola Company and an increase of $52.3 million in accounts payable to The Coca‑Cola Company, primarily as a result of activity from the YTD 2017 Expansion Transactions, the timing of payments and a $4.4 million increase in the fee received from CCR for the conversion of the Company’s bottling agreements to the Final CBA on March 31, 2017, which was subject to a final adjustment.

•	An increase in inventories of $56.9 million primarily as a result of inventories from the YTD 2017 Expansion Transactions.
•	An increase in accounts payable, trade of $47.8 million primarily as a result of purchases from the YTD 2017 Expansion Transactions.
•	An increase in other accrued liabilities of $49.8 million primarily as a result of the timing of payments.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt, other than capital leases, from public markets and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, including the proposed acquisition of previously announced additional Expansion Territories and Expansion Facilities, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these consolidated condensed financial statements. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

On February 27, 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (the “Private Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company used the proceeds toward repayment of outstanding indebtedness under the Revolving Credit Facility (as defined below) and for other general corporate purposes. The Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the facility in an aggregate principal amount of up to $175 million.

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

The Company currently believes all banks participating in the Company’s Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The Company had outstanding borrowings on the Revolving Credit Facility of $200.0 million on July 2, 2017 and $152.0 million on January 1, 2017.

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

The Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of July 2, 2017. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources for the next twelve months.

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

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings during the first half of 2017 from the prior year and the credit ratings are currently stable. As of July 2, 2017, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Net debt and capital lease obligations were as follows:

(in thousands)	July 2, 2017	January 1, 2017
Debt	$1,080,578	$907,254
Capital lease obligations	45,026	48,721
Total debt and capital lease obligations	1,125,604	955,975
Less: Cash and cash equivalents	43,514	21,850
Total net debt and capital lease obligations (1)	$1,082,090	$934,125

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

The Company is subject to interest rate risk on its floating rate debt, including the Company’s $450 million Revolving Credit Facility and its $300 million Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of July 2, 2017, interest expense for the next twelve months would increase by approximately $5.0 million.

The Company’s only Level 3 asset or liability is the contingent consideration liability incurred as a result of the Expansion Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Opening balance - Level 3 liability	$303,952	$177,933	$253,437	$136,570
Increase due to acquisitions	3,770	36,868	46,086	68,039
Payments/current payables	(4,739)	(2,307)	(8,786)	(9,266)
Unfavorable fair value adjustment	16,119	16,274	28,365	33,425
Ending balance - Level 3 liability	$319,102	$228,768	$319,102	$228,768

Cash Sources and Uses

The primary sources of cash for the Company in the first half of 2017 were debt financings and a one-time fee paid to the Company by CCR pursuant to the Territory Conversion Agreement, in connection with the conversion of the Bottling Agreements to the Final CBA. The primary uses of cash in the first half of 2017 were acquisitions of Expansion Territories and Expansion Facilities and additions to property, plant and equipment. The primary source of cash for the Company in the first half of 2016 was debt financings. The primary uses of cash in the first half of 2016 were debt repayments, acquisitions of Expansion Territories and Expansion Facilities and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	First Half
(in thousands)	2017	2016
Cash Sources:
Borrowings under Revolving Credit Facility	$238,000	$310,000
Borrowings under Term Loan Facility	-	300,000
Proceeds from issuance of Senior Notes	125,000	-
Adjusted cash provided by operating activities(1)	98,733	52,503
Bottling conversion agreement fee	87,066	-
Refund of income tax payments	-	8,668
Proceeds from cold drink equipment	8,400	-
Other	428	308
Total cash sources	$557,627	$671,479

Cash Uses:
Acquisition of Expansion Territories and Expansion Facilities, net of cash acquired	$227,759	$174,695
Payment of Revolving Credit Facility	190,000	235,000
Payment of Senior Notes	-	164,757
Additions to property, plant and equipment (exclusive of acquisition)	79,607	79,625
Glacéau distribution agreement consideration	15,598	-
Income tax payments	6,872	-
Payment of acquisition related contingent consideration	6,556	7,926
Cash dividends paid	4,662	4,652
Principal payments on capital lease obligations	3,695	3,488
Investment in CONA Services LLC	1,001	6,634
Other	213	877
Total cash uses	$535,963	$677,654
Net increase (decrease) in cash	$21,664	$(6,175)

(1)

Excludes income tax refunds and payments and the bottling conversion agreement fee. This line item is a non-GAAP measure and is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s cash sources and uses. This non-GAAP financial information is not presented elsewhere in this Report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Cash Flows From Operating Activities

During the first half of 2017, cash provided by operating activities was $179.0 million, which was an increase of $117.8 million as compared to the first half of 2016. In addition to the cash generated from the Expansion Territories, the increase was driven by an $87.1 million, one-time fee paid to the Company by CCR pursuant to the Territory Conversion Agreement.

Cash Flows From Investing Activities

During the first half of 2017, cash used in investing activities was $315.2 million, which was an increase of $54.5 million as compared to the first half of 2016. The increase was driven primarily by $227.8 million in cash used to finance the Expansion Transactions.

Additions to property, plant and equipment during the first half of 2017 were $79.6 million, of which $10.4 million were accrued in accounts payable, trade. These additions exclude $161.2 million in property, plant and equipment acquired in the YTD 2017 Expansion Transactions and $8.4 million in proceeds from cold drink equipment. Additions to property, plant and equipment during the first half of 2017 were funded with cash flows from operations and available credit facilities. The Company anticipates additions to property, plant and equipment for the remainder of 2017 will be in the range of $100 million to $150 million, excluding any additional Expansion Transactions expected to close in 2017.

In addition to the Expansion Transactions, the Company made a $15.6 million payment to The Coca‑Cola Company during the first quarter of 2017 in order to acquire rights to market, promote, distribute and sell glacéau products in certain geographic territories and for The Coca‑Cola Company to terminate a distribution arrangement with the prior distributor in these territories.

Additions to property, plant and equipment during the first half of 2016 were $79.6 million, of which $9.1 million were accrued in accounts payable, trade. These additions exclude $159.0 million in property, plant and equipment acquired in the 2016 Expansion Transactions completed during the first half of 2016.

Cash Flows From Financing Activities

During the first half of 2017, cash provided by financing activities was $157.9 million, which was a decrease of $35.4 million as compared to the first half of 2016. The decrease was driven primarily by a reduction in net borrowings on the Revolving Credit Facility and senior notes. The one-time fee paid to the Company by CCR in connection with the conversion of the Company’s bottling agreements to the Final CBA contributed to this reduction.

During the first half of 2017, the Company had cash payments of $6.6 million for acquisition related contingent consideration. The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions is in the range of $20 million to $37 million.

Significant Accounting Policies

See Note 1 to the consolidated condensed financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $33.4 million of debt for these entities as of July 2, 2017. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca‑Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.

As of July 2, 2017, the Company’s maximum exposure under these guarantees, if both cooperatives borrowed up to their aggregate borrowing capacity, would have been $74.3 million, including the Company’s equity interests. See Note 13 to the consolidated condensed financial statements for additional information.

Hedging Activities

The Company uses derivative financial instruments to manage its exposure to movements in certain commodity prices. Fees paid by the Company for derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment to cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The net impact of the commodity hedges on the consolidated condensed statements of operations was as follows:

	Second Quarter		First Half
(in thousands)	2017	2016	2017	2016
Cost of sales - increase/(decrease)	$426	$(965)	$(569)	$(1,168)
S,D&A expenses - increase/(decrease)	663	(1,001)	984	(684)
Net impact	$1,089	$(1,966)	$415	$(1,852)

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

•

the Company’s belief that it has, and that CCR and other bottlers from whom the Company purchases finished goods have, adequate production capacity to meet sales demand for sparkling and still beverages during peak periods;

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
•

the Company’s belief that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance, including information which the Company believes is helpful in the evaluation of its cash sources and uses, capital structure and financial leverage;

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
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $54.9 million, assuming no change in volume;

•	the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated condensed financial statements;

•	the Company’s expectation that certain territories of CCR will be sold to bottlers that are neither members of CONA nor users of the CONA System;
•

the Company’s belief that the amount it could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions will be in the range of $20 million to $37 million;

•	the Company’s belief that the covenants in its Revolving Credit Facility, Term Loan Facility and Private Shelf Facility will not restrict its liquidity or capital resources for the next twelve months;
•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that contributions to the two Company-sponsored pension plans will be in the range of $10 million to $12 million for the remainder of 2017;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•

the Company’s expectation that additions to property, plant and equipment for the remainder of 2017 will be in the range of $100 million to $150 million, excluding any additional Expansion Transactions expected to close in 2017;

•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•

the Company’s belief that key priorities include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of July 2, 2017, interest expense for the next twelve months would increase by approximately $5.0 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A of our Annual Report on Form 10-K for 2016, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Significant Accounting Policies” in Part I – Item 2 above, or in other filings or statements made by the Company. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

Caution should be taken not to place undue reliance on the forward-looking statements included in this Report. The Company assumes no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in the Company’s other reports and documents filed with the SEC.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Company’s $450 million Revolving Credit Facility and its $300 million Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of July 2, 2017, interest expense for the next twelve months would increase by approximately $5.0 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $54.9 million assuming no change in volume.

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

Item 4.Controls and Procedures.

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2017.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 2, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

Number	Description	Incorporated by Reference or Filed Herewith
2.1+	Distribution Asset Purchase Agreement, dated April 13, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017 (File No. 0-9286).
2.2+	Manufacturing Asset Purchase Agreement, dated April 13, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 17, 2017 (File No. 0-9286).
3.1	Restated Certificate of Incorporation of the Company.	Filed herewith.
3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017 (File No. 0-9286).
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

10.1*	First Amendment to Comprehensive Beverage Agreement, dated April 28, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.2	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Filed herewith.
10.3*	Amendment to Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement, dated June 22, 2017, by and between the Company and The Coca‑Cola Company.	Filed herewith.
12	Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101

Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca‑Cola Bottling Co. Consolidated for the quarter ended July 2, 2017, filed on August 8, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations; (ii) the Consolidated Condensed Statements of Comprehensive Income; (iii) the Consolidated Condensed Balance Sheets; (iv) the Consolidated Condensed Statements of Changes in Equity; (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to the Consolidated Condensed Financial Statements.

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

COCA‑COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 8, 2017	By:	/s/ Clifford M. Deal, III
Clifford M. Deal, III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: August 8, 2017	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer of the Registrant)