Form 10-Q
period 2017-10-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2017-11-07
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

Commission File Number 0-9286

COCA‑COLA BOTTLING CO. CONSOLIDATED

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca‑Cola Plaza
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2017
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,192,722

COCA‑COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2017	2016	2017	2016
Net sales	$1,162,526	$849,028	$3,197,519	$2,314,868
Cost of sales	752,202	521,838	2,039,996	1,424,073
Gross profit	410,324	327,190	1,157,523	890,795
Selling, delivery and administrative expenses	374,194	287,389	1,060,472	783,857
Income from operations	36,130	39,801	97,051	106,938
Interest expense, net	10,697	8,452	30,607	27,621
Other income (expense), net	5,226	7,325	(32,569)	(26,100)
Loss on exchange of franchise territory	-	-	-	692
Income before income taxes	30,659	38,674	33,875	52,525
Income tax expense	11,748	13,121	11,800	18,681
Net income	18,911	25,553	22,075	33,844
Less: Net income attributable to noncontrolling interest	1,595	2,411	3,462	5,091
Net income attributable to Coca-Cola Bottling Co. Consolidated	$17,316	$23,142	$18,613	$28,753

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.86	$2.48	$2.00	$3.09
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.86	$2.48	$2.00	$3.09
Weighted average number of Class B Common Stock shares outstanding	2,193	2,172	2,188	2,167

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.85	$2.47	$1.99	$3.08
Weighted average number of Common Stock shares outstanding – assuming dilution	9,374	9,353	9,369	9,348

Class B Common Stock	$1.84	$2.47	$1.97	$3.07
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,233	2,212	2,228	2,207

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.75	$0.75
Class B Common Stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Net income	$18,911	$25,553	$22,075	$33,844

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	496	455	1,487	1,365
Prior service benefits	4	4	13	13
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	398	361	1,194	1,082
Prior service costs	(458)	(516)	(1,374)	(1,548)
Foreign currency translation adjustment	7	3	23	7
Other comprehensive income, net of tax	447	307	1,343	919

Comprehensive income	19,358	25,860	23,418	34,763
Less: Comprehensive income attributable to noncontrolling interest	1,595	2,411	3,462	5,091
Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$17,763	$23,449	$19,956	$29,672

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	October 1, 2017	January 1, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$11,922	$21,850
Accounts receivable, trade	382,073	271,661
Allowance for doubtful accounts	(5,837)	(4,448)
Accounts receivable from The Coca-Cola Company	65,900	67,591
Accounts receivable, other	38,078	29,770
Inventories	191,943	143,553
Prepaid expenses and other current assets	129,674	63,834
Assets held for sale	128,963	-
Total current assets	942,716	593,811
Property, plant and equipment, net	939,270	812,989
Leased property under capital leases, net	29,259	33,552
Other assets	104,111	86,091
Franchise rights	-	533,040
Goodwill	152,701	144,586
Distribution agreements, net	729,777	234,988
Customer lists and other identifiable intangible assets, net	13,262	10,427
Total assets	$2,911,096	$2,449,484

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under capital leases	$7,963	$7,527
Accounts payable, trade	182,690	116,821
Accounts payable to The Coca-Cola Company	165,279	135,155
Other accrued liabilities	148,282	133,885
Accrued compensation	53,622	60,880
Accrued interest payable	9,279	3,639
Liabilities held for sale	19,967	-
Total current liabilities	587,082	457,907
Deferred income taxes	153,765	174,854
Pension and postretirement benefit obligations	99,835	126,679
Other liabilities	524,287	378,572
Obligations under capital leases	35,164	41,194
Long-term debt	1,127,847	907,254
Total liabilities	2,527,980	2,086,460
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,820,836 and 2,799,816 shares issued, respectively	2,819	2,798
Capital in excess of par value	120,417	116,769
Retained earnings	313,129	301,511
Accumulated other comprehensive loss	(91,554)	(92,897)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	293,761	277,131
Noncontrolling interest	89,355	85,893
Total equity	383,116	363,024
Total liabilities and equity	$2,911,096	$2,449,484

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Non- controlling Interest	Total Equity
Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income	-	-	-	18,613	-	-	-	18,613	3,462	22,075
Other comprehensive income, net of tax	-	-	-	-	1,343	-	-	1,343	-	1,343
Cash dividends paid:
Common ($0.75 per share)	-	-	-	(5,356)	-	-	-	(5,356)	-	(5,356)
Class B Common ($0.75 per share)	-	-	-	(1,639)	-	-	-	(1,639)	-	(1,639)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on October 1, 2017	$10,204	$2,819	$120,417	$313,129	$(91,554)	$(60,845)	$(409)	$293,761	$89,355	$383,116

Balance on January 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(60,845)	$(409)	$243,056	$79,376	$322,432
Net income	-	-	-	28,753	-	-	-	28,753	5,091	33,844
Other comprehensive income, net of tax	-	-	-	-	919	-	-	919	-	919
Cash dividends paid:
Common ($0.75 per share)	-	-	-	(5,356)	-	-	-	(5,356)	-	(5,356)
Class B Common ($0.75 per share)	-	-	-	(1,624)	-	-	-	(1,624)	-	(1,624)
Issuance of 20,920 shares of Class B Common Stock	-	21	3,705	-	-	-	-	3,726	-	3,726
Balance on October 2, 2016	$10,204	$2,798	$116,769	$282,445	$(81,488)	$(60,845)	$(409)	$269,474	$84,467	$353,941

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Three Quarters
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$22,075	$33,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	108,697	79,899
Amortization of intangible assets and deferred proceeds	11,596	3,487
Deferred income taxes	(24,741)	5,509
Loss on sale of property, plant and equipment	3,420	1,880
Impairment of property, plant and equipment	-	382
Loss on exchange of franchise territory	-	692
Proceeds from conversion of Legacy Territories bottling agreements	87,066	-
Amortization of debt costs	806	1,510
Stock compensation expense	6,473	4,445
Fair value adjustment of acquisition related contingent consideration	23,140	26,060
Change in current assets less current liabilities (exclusive of acquisitions)	(19,036)	(13,623)
Change in other noncurrent assets (exclusive of acquisitions)	(13,391)	(12,613)
Change in other noncurrent liabilities (exclusive of acquisitions)	(3,746)	(3,384)
Other	66	37
Total adjustments	180,350	94,281
Net cash provided by operating activities	202,425	128,125

Cash Flows from Investing Activities:
Acquisition of Expansion Territories, net of cash acquired	(227,769)	(174,571)
Additions to property, plant and equipment (exclusive of acquisitions)	(114,953)	(124,599)
Prepayment of funds for October 2017 Expansion Transactions	(56,498)	-
Glacéau distribution agreement consideration	(15,598)	-
Proceeds from cold drink equipment	8,400	-
Investment in CONA Services LLC	(1,976)	(7,216)
Proceeds from the sale of property, plant and equipment	493	333
Net cash used in investing activities	(407,901)	(306,053)

Cash Flows from Financing Activities:
Borrowings under Term Loan Facility	-	300,000
Borrowings under Revolving Credit Facility	333,000	310,000
Payments on Revolving Credit Facility	(238,000)	(245,000)
Proceeds from issuance of Senior Notes	125,000	-
Payments on Senior Notes	-	(164,757)
Cash dividends paid	(6,995)	(6,980)
Payment of acquisition related contingent consideration	(11,650)	(10,470)
Principal payments on capital lease obligations	(5,594)	(5,279)
Other	(213)	(867)
Net cash provided by financing activities	195,548	176,647

Net decrease in cash	(9,928)	(1,281)
Cash at beginning of period	21,850	55,498
Cash at end of period	$11,922	$54,217

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,669	$3,726
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	13,724	8,776

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The consolidated condensed financial statements include the accounts of Coca‑Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of October 1, 2017 and January 1, 2017.
•

The results of operations and comprehensive income for the 13 week periods ended October 1, 2017 (“third quarter” of fiscal 2017 (“2017”)) and October 2, 2016 (“third quarter” of fiscal 2016 (“2016”)), and the 39 week periods ended October 1, 2017 (“first three quarters” of 2017) and October 2, 2016 (“first three quarters” of 2016).

•	The changes in equity and cash flows for the first three quarters of 2017 and the first three quarters of 2016.

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

Significant Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated condensed financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10‑K for 2016 under the caption “Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any significant accounting policies during the third quarter of 2017. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and there was no impact to the Company’s consolidated condensed financial statements.

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

Recently Issued Pronouncements

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, entities should instead perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value of the respective reporting unit. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated condensed financial statements.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated condensed financial statements. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim periods beginning after December 31, 2017. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated condensed financial statements.

Over the past several years, the FASB has issued several accounting standards for revenue recognition:

•	ASU 2014‑09 “Revenue from Contracts with Customers” was issued in May 2014, which was originally going to be effective for annual and interim periods beginning after December 15, 2016.
•

ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” was issued in August 2015, which deferred the effective date to annual and interim periods beginning after December 15, 2017.

•	ASU 2016-08 “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)” was issued in March 2016, which amended certain aspects of ASU 2014‑09.
•

ASU 2016-11 “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” was issued in May 2016, which amended certain aspects of ASU 2014‑09.

•	ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in May 2016, which amended certain aspects of ASU 2014‑09.
•

ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” was issued in December 2016, which clarified the new revenue standard and corrected unintended application of the guidance.

The Company does not plan to early adopt this guidance and is in the process of determining whether to adopt a full retrospective approach or a modified retrospective approach. The Company has started its assessment of the impact of the new guidance on the Company’s consolidated financial statements by identifying and performing detailed walkthroughs of key revenue streams, including high level contract review. The Company will continue its assessment with detailed contract reviews for all revenue streams in order to evaluate revenue recognition requirements and prepare an implementation work plan. Based on the Company’s current assessment, it does not expect this guidance to have a material impact on the Company’s consolidated condensed financial statements. As the Company completes its overall assessment, the Company will identify and prepare to implement changes to its accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

2.Acquisitions and Divestitures

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions since April 2013 with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-

owned subsidiary of The Coca‑Cola Company, to significantly expand the Company’s distribution and manufacturing operations. This expansion includes acquisition of the rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and related distribution assets, as well as the acquisition of regional manufacturing facilities previously owned by CCR (the “Expansion Facilities”) and related manufacturing assets (collectively, the “Expansion Transactions”).

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

During the second quarter of 2017, the Company acquired distribution rights and related assets for the following Expansion Territories: Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio. Additionally, during the second quarter of 2017, the Company acquired an Expansion Facility and related manufacturing assets located in Twinsburg, Ohio. Collectively, these Expansion Transactions completed during the first three quarters of 2017 are the “YTD 2017 Expansion Transactions.” Details of the YTD 2017 Expansion Transactions are included below.

Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana Expansion Territories Acquisitions (“January 2017 Expansion Transaction”)

On January 27, 2017, the Company completed a portion of the transactions contemplated by a distribution and asset purchase agreement entered into by the Company and CCR in September 2016 (the “September 2016 Distribution APA”) by acquiring distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana. The closing of the January 2017 Expansion Transaction occurred for a cash purchase price of $31.6 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA.

Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio Expansion Territories Acquisitions and Indianapolis and Portland, Indiana Expansion Facilities Acquisitions (“March 2017 Expansion Transactions”)

On March 31, 2017, the Company completed the final transactions contemplated by (i) the September 2016 Distribution APA, by acquiring distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio, and (ii) a manufacturing asset purchase agreement entered into by the Company and CCR in September 2016 (the “September 2016 Manufacturing APA”), by acquiring Expansion Facilities and related manufacturing assets located in Indianapolis and Portland, Indiana. The closing of the March 2017 Expansion Transactions occurred for a cash purchase price of $108.7 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA.

Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio Expansion Territories Acquisitions and Twinsburg, Ohio Expansion Facility Acquisition (“April 2017 Expansion Transactions”)

On April 28, 2017, the Company completed the transactions contemplated by (i) a distribution asset purchase agreement entered into by the Company and CCR in April 2017 (the “April 2017 Distribution APA”), by acquiring distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio, and (ii) a manufacturing asset purchase agreement entered into by the Company and CCR in April 2017 (the “April 2017 Manufacturing APA”), by acquiring an Expansion Facility and related manufacturing assets located in Twinsburg, Ohio. The closing of the April 2017 Expansion Transactions occurred for a cash purchase price of $87.7 million, which will remain subject to adjustment in accordance with the terms of the April 2017 Distribution APA and the April 2017 Manufacturing APA.

The fair value of acquired assets and assumed liabilities of the YTD 2017 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2017 Expansion Transaction	March 2017 Expansion Transactions	April 2017 Expansion Transactions	Total YTD 2017 Expansion Transactions
Cash	$107	$211	$103	$421
Inventories	5,953	21,108	14,554	41,615
Prepaid expenses and other current assets	1,155	5,117	4,350	10,622
Accounts receivable from The Coca-Cola Company	1,042	1,807	1,000	3,849
Property, plant and equipment	25,708	81,638	53,818	161,164
Other assets (including deferred taxes)	886	4,363	482	5,731
Goodwill	800	8,605	9,630	19,035
Distribution agreements	9,300	18,900	8,600	36,800
Customer lists	1,350	1,500	950	3,800
Total acquired assets	$46,301	$143,249	$93,487	$283,037

Current liabilities (acquisition related contingent consideration)	$727	$1,921	$227	$2,875
Other current liabilities	324	3,760	1,186	5,270
Other liabilities (acquisition related contingent consideration)	13,408	26,260	3,543	43,211
Other liabilities	239	2,604	626	3,469
Total assumed liabilities	$14,698	$34,545	$5,582	$54,825

The goodwill for the YTD 2017 Expansion Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $2.1 million and $15.0 million is expected to be deductible for tax purposes for the March 2017 Expansion Transactions and the April 2017 Expansion Transactions, respectively. No goodwill is expected to be deductible for tax purposes for the January 2017 Expansion Transaction.

Identifiable intangible assets acquired by the Company in the YTD 2017 Expansion Transactions consist of distribution agreements and customer lists, which have an estimated useful life of 40 years and 12 years, respectively.

2016 Expansion Transactions

During 2016, the Company acquired distribution rights and related assets for the following Expansion Territories: Easton, Salisbury, Capitol Heights, La Plata, Baltimore, Hagerstown and Cumberland, Maryland; Richmond, Yorktown and Alexandria, Virginia; Cincinnati, Dayton, Lima and Portsmouth, Ohio; and Louisa, Kentucky. The Company also acquired Expansion Facilities and related manufacturing assets in Sandston, Virginia; Silver Spring and Baltimore, Maryland; and Cincinnati, Ohio during 2016. Collectively, these are the “2016 Expansion Transactions.” Details of the 2016 Expansion Transactions are included below.

Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia Expansion Territories Acquisitions and Sandston, Virginia Expansion Facility Acquisition (“January 2016 Expansion Transactions”)

An asset purchase agreement entered into by the Company and CCR in September 2015 (the “September 2015 APA”) contemplated, in part, the Company’s acquisition of distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia. In addition, an asset purchase agreement entered into by the Company and CCR in October 2015 (the “October 2015 APA”) contemplated, in part, the Company’s acquisition of an Expansion Facility and related manufacturing assets in Sandston, Virginia. The closing of the January 2016 Expansion Transactions occurred on January 29, 2016, for a cash purchase price of $65.7 million. During the second quarter of 2017, the cash purchase price for the January 2016 Expansion Transactions increased by $9.4 million, which remains payable to The Coca‑Cola Company, as a result of net working capital and other fair value adjustments. As these adjustments were made beyond one year from the acquisition date, the Company recorded the adjustments through its consolidated condensed statements of operations. The cash purchase price for the January 2016 Expansion Transactions will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and the October 2015 APA.

Alexandria, Virginia and Capitol Heights and La Plata, Maryland Expansion Territories Acquisitions (“April 1, 2016 Expansion Transaction”)

The September 2015 APA also contemplated the Company’s acquisition of distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Alexandria, Virginia and Capitol Heights and La Plata, Maryland. The closing of the April 1, 2016 Expansion Transaction occurred on April 1, 2016, for a cash purchase price of $35.6 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA.

Baltimore, Hagerstown and Cumberland, Maryland Expansion Territories Acquisitions and Silver Spring and Baltimore, Maryland Expansion Facilities Acquisitions (“April 29, 2016 Expansion Transactions”)

On April 29, 2016, the Company completed the remaining transactions contemplated by (i) the September 2015 APA, by acquiring distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Baltimore, Hagerstown and Cumberland, Maryland, and (ii) the October 2015 APA, by acquiring Expansion Facilities and related manufacturing assets in Silver Spring and Baltimore, Maryland. The closing of the April 29, 2016 Expansion Transactions occurred for a cash purchase price of $69.0 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2015 APA and the October 2015 APA.

Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky Expansion Territories Acquisitions and Cincinnati, Ohio Expansion Facility Acquisition (“October 2016 Expansion Transactions”)

On October 28, 2016, the Company completed the initial transactions contemplated by (i) the September 2016 Distribution APA, by acquiring distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky, and (ii) the September 2016 Manufacturing APA, by acquiring an Expansion Facility and related manufacturing assets located in Cincinnati, Ohio. The closing of the October 2016 Expansion Transactions occurred for a cash purchase price of $98.2 million, which will remain subject to adjustment in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA.

The fair value of acquired assets and assumed liabilities of the 2016 Expansion Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2016 Expansion Transactions	April 1, 2016 Expansion Transaction	April 29, 2016 Expansion Transactions	October 2016 Expansion Transactions	Total 2016 Expansion Transactions
Cash	$179	$219	$161	$150	$709
Inventories	10,159	3,748	13,850	18,513	46,270
Prepaid expenses and other current assets	2,775	1,945	3,774	4,228	12,722
Accounts receivable from The Coca-Cola Company	1,121	1,162	1,126	1,327	4,736
Property, plant and equipment	46,149	54,135	57,738	67,943	225,965
Other assets (including deferred taxes)	2,351	1,541	5,514	682	10,088
Goodwill	9,396	1,962	8,368	8,343	28,069
Distribution agreements	750	-	22,000	63,900	86,650
Customer lists	550	-	1,450	2,600	4,600
Total acquired assets	$73,430	$64,712	$113,981	$167,686	$419,809

Current liabilities (acquisition related contingent consideration)	$361	$742	$1,307	$3,318	$5,728
Other current liabilities	591	4,231	5,482	8,513	18,817
Accounts payable to The Coca-Cola Company	650	-	-	-	650
Other liabilities (acquisition related contingent consideration)	6,144	23,924	35,561	57,066	122,695
Other liabilities	-	266	2,635	573	3,474
Total assumed liabilities	$7,746	$29,163	$44,985	$69,470	$151,364

The goodwill for the 2016 Expansion Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $15.4 million and $14.4 million is expected to be deductible for tax purposes for the January 2016 Expansion Transactions and the October 2016 Expansion Transactions, respectively. No goodwill is expected to be deductible for tax purposes for the April 1, 2016 Expansion Transaction or the April 29, 2016 Expansion Transactions.

Identifiable intangible assets acquired by the Company in the 2016 Expansion Transactions consist of distribution agreements and customer lists, which have an estimated useful life of 40 years and 12 years, respectively.

The Company has preliminarily allocated the purchase prices of the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained. Any adjustments made beyond one year from each transaction’s acquisition date are recorded through the Company’s consolidated condensed statements of operations.

YTD 2017 Expansion Transactions and 2016 Expansion Transactions Financial Results

The financial results of the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions have been included in the Company’s consolidated condensed financial statements from their respective acquisition dates. These Expansion Transactions contributed the following amounts to the Company’s consolidated condensed statement of operations:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Net sales from 2016 Expansion Transactions	$257,238	$174,420	$761,653	$372,550
Net sales from YTD 2017 Expansion Transactions	221,034	-	454,174	-
Total impact to net sales	$478,272	$174,420	$1,215,827	$372,550

Operating income from 2016 Expansion Transactions	$7,153	$2,512	$16,504	$17,220
Operating income from YTD 2017 Expansion Transactions	3,176	-	13,595	-
Total impact to income from operations	$10,329	$2,512	$30,099	$17,220

The Company incurred transaction related expenses for these Expansion Transactions of $5.6 million in the first three quarters of 2017 and $5.1 million in the first three quarters of 2016. These expenses are included within selling, delivery and administrative expenses on the consolidated condensed statements of operations.

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

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Net sales as reported	$1,162,526	$849,028	$3,197,519	$2,314,868
Pro forma adjustments (unaudited)	-	299,639	215,242	1,066,001
Net sales pro forma (unaudited)	$1,162,526	$1,148,667	$3,412,761	$3,380,869

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Income from operations as reported	$36,130	$39,801	$97,051	$106,938
Pro forma adjustments (unaudited)	-	11,073	9,328	49,761
Income from operations pro forma (unaudited)	$36,130	$50,874	$106,379	$156,699

3.Inventories

Inventories consisted of the following:

(in thousands)	October 1, 2017	January 1, 2017
Finished products	$125,489	$90,259
Manufacturing materials	29,469	23,196
Plastic shells, plastic pallets and other inventories	36,985	30,098
Total inventories	$191,943	$143,553

There was $12.5 million of inventories related to territory exchanges and acquisitions that closed on October 2, 2017, which was classified as held for sale as of October 1, 2017. Refer to Note 24 for additional information.

The growth in the inventories balance at October 1, 2017, as compared to January 1, 2017, is primarily a result of inventory acquired through the completion of the YTD 2017 Expansion Transactions.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	October 1, 2017	January 1, 2017
Prepayment of funds for October 2017 Expansion Transactions	$56,498	$-
Prepaid repair parts	30,346	20,338
Prepayments for sponsorships	9,388	1,879
Prepaid software	6,845	5,331
Current portion of income taxes	6,136	21,227
Other prepaid expenses and other current assets	20,461	15,059
Total prepaid expenses and other current assets	$129,674	$63,834

There was $1.6 million of prepaid expenses and other current assets related to territory exchanges and acquisitions that closed on October 2, 2017, which was classified as held for sale as of October 1, 2017. Refer to Note 24 for additional information.

The growth in the prepaid expenses and other current assets balance at October 1, 2017, as compared to January 1, 2017, is primarily a result of a $56.5 million payment during the third quarter of 2017 toward the purchase price of the October 2017 Expansion Transactions (as defined in Note 24), which closed subsequent to the end of the third quarter of 2017.

5.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	October 1, 2017	January 1, 2017	Estimated Useful Lives
Land	$76,573	$68,541
Buildings	220,789	201,247	8-50 years
Machinery and equipment	296,473	229,119	5-20 years
Transportation equipment	333,067	316,929	4-20 years
Furniture and fixtures	86,779	78,219	3-10 years
Cold drink dispensing equipment	501,920	484,771	5-17 years
Leasehold and land improvements	117,087	112,393	5-20 years
Software for internal use	112,192	105,405	3-10 years
Construction in progress	26,688	14,818
Total property, plant and equipment, at cost	1,771,568	1,611,442
Less: Accumulated depreciation and amortization	832,298	798,453
Property, plant and equipment, net	$939,270	$812,989

There was $38.4 million of property, plant and equipment, net related to territory exchanges and acquisitions that closed on October 2, 2017, which was classified as held for sale as of October 1, 2017. Refer to Note 24 for additional information.

The growth in the property, plant and equipment, net balance at October 1, 2017, as compared to January 1, 2017, is primarily a result of property, plant and equipment acquired through the completion of the YTD 2017 Expansion Transactions and property, plant and equipment acquired through the normal course of business.

Depreciation and amortization expense, which includes both amortization expense for leased property under capital leases and amortization of the deferred liability associated with the fee received from CCR upon conversion of the Company’s bottling agreements to the Final CBA (as defined in Note 6) on March 31, 2017, was $38.4 million in the third quarter of 2017, $30.0 million in the third quarter of 2016, $108.7 million in the first three quarters of 2017 and $79.9 million in the first three quarters of 2016.

6.Franchise Rights

A reconciliation of the activity for franchise rights for the first three quarters of 2017 and the first three quarters of 2016 is as follows:

(in thousands)	Franchise rights
Balance on January 1, 2017	$533,040
Conversion from franchise rights to distribution rights	(533,040)
Balance on October 1, 2017	$-

Balance on January 3, 2016	$527,540
Lexington Asset Exchange Transaction	5,500
Balance on October 2, 2016	$533,040

In connection with the closing of the March 2017 Expansion Transactions, the Company, The Coca-Cola Company and CCR entered into a comprehensive beverage agreement (as amended, the “Final CBA”) on March 31, 2017, and concurrently converted the Company’s franchise rights within the territories in which the Company distributed Coca‑Cola products prior to beginning the Expansion Transactions (the “Legacy Territories”) to distribution agreements, net on the consolidated condensed financial statements. Prior to this conversion, the Company’s franchise rights resided entirely within the Nonalcoholic Beverage segment.

During the second quarter of 2016, the Company recorded $5.5 million in franchise rights for an Expansion Territory previously served by CCR’s facilities and equipment located in Lexington, Kentucky, which the Company acquired in an exchange transaction with CCR on May 1, 2015 (the “Lexington Asset Exchange Transaction”).

7.Goodwill

A reconciliation of the activity for goodwill for the first three quarters of 2017 and the first three quarters of 2016 is as follows:

(in thousands)	Goodwill
Balance on January 1, 2017	$144,586
YTD 2017 Expansion Transactions	19,035
Measurement period adjustment	1,807
Balance held for sale	(12,727)
Balance on October 1, 2017	$152,701

Balance on January 3, 2016	$117,954
Q1, Q2 and Q3 2016 Expansion Transactions(1)	22,031
Lexington Asset Exchange Transaction	(682)
Measurement period adjustment	1,968
Balance on October 2, 2016	$141,271

(1) The 2016 Expansion Transactions completed during the first three quarters of 2016 are the “Q1, Q2 and Q3 2016 Expansion Transactions.”

The Company’s goodwill resides entirely within the Nonalcoholic Beverage segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter of each fiscal year. There was $12.7 million of goodwill related to territory exchanges and acquisitions that closed on October 2, 2017, which was classified as held for sale as of October 1, 2017 and will be omitted from the Company’s annual impairment test of goodwill. Refer to Note 24 for additional information. During the first three quarters of 2017, the

Company did not experience any additional triggering events or changes in circumstances indicating the carrying amounts of the Company’s goodwill exceeded fair values.

8.Distribution Agreements, Net

Distribution agreements, net, which have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	October 1, 2017	January 1, 2017
Distribution agreements at cost	$812,370	$242,486
Less: Balance held for sale	63,321	-
Less: Accumulated amortization	19,272	7,498
Distribution agreements, net	$729,777	$234,988

A reconciliation of the activity for distribution agreements, net for the first three quarters of 2017 and the first three quarters of 2016 is as follows:

	First Three Quarters
(in thousands)	2017	2016
Beginning balance - distribution agreements, net	$234,988	$129,786
Expansion Transactions	36,800	22,750
Conversion to distribution rights from franchise rights	533,040	-
Other distribution agreements	44	1,696
Additional accumulated amortization	(11,774)	(2,899)
Balance held for sale	(63,321)	-
Ending balance - distribution agreements, net	$729,777	$151,333

There was $63.3 million of distribution agreements, net related to territory exchanges and acquisitions that closed on October 2, 2017, which was classified as held for sale as of October 1, 2017. Refer to Note 24 for additional information.

Concurrent with its entrance into the Final CBA in the first quarter of 2017, the Company converted its franchise rights for the Legacy Territories to distribution rights, with an estimated useful life of 40 years.

9.Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which have an estimated useful life of 12 to 20 years, consisted of the following:

(in thousands)	October 1, 2017	January 1, 2017
Customer lists and other identifiable intangible assets at cost	$19,738	$15,938
Less: Accumulated amortization	6,476	5,511
Customer lists and other identifiable intangible assets, net	$13,262	$10,427

A reconciliation of the activity for customer lists and other identifiable intangible assets, net for the first three quarters of 2017 and the first three quarters of 2016 is as follows:

	First Three Quarters
(in thousands)	2017	2016
Beginning balance - customer lists and other identifiable intangible assets, net	$10,427	$6,662
Expansion Transactions	3,800	2,000
Additional accumulated amortization	(965)	(588)
Ending balance - customer lists and other identifiable intangible assets, net	$13,262	$8,074

10.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	October 1, 2017	January 1, 2017
Accrued insurance costs	$34,226	$28,248
Employee and retiree benefit plan accruals	30,169	23,858
Accrued marketing costs	26,977	24,714
Current portion of acquisition related contingent consideration	19,491	15,782
Accrued taxes (other than income taxes)	7,201	2,836
Checks and transfers yet to be presented for payment from zero balance cash accounts	5,987	19,326
Current deferred proceeds from conversion of Legacy Territories bottling agreements	2,286	-
All other accrued liabilities	21,945	19,121
Total other accrued liabilities	$148,282	$133,885

There was $5.3 million of other accrued liabilities related to territory exchanges and acquisitions that closed on October 2, 2017, which was classified as held for sale as of October 1, 2017. Refer to Note 24 for additional information.

11.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity	Interest Rate	Interest Paid	Public / Non-public	October 1, 2017	January 1, 2017
Revolving Credit Facility	2019	Variable	Varies	Non-public	$247,000	$152,000
Term Loan	2021	Variable	Varies	Non-public	300,000	300,000
Senior Notes	2023	3.28%	Semi-annually	Non-public	125,000	-
Senior Notes	2019	7.00%	Semi-annually	Public	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	Public	350,000	350,000
Unamortized discount on Senior Notes(1)	2019				(393)	(570)
Unamortized discount on Senior Notes(1)	2025				(72)	(78)
Debt issuance costs					(3,688)	(4,098)
Total debt					1,127,847	907,254
Less: Current portion of debt					-	-
Long-term debt					$1,127,847	$907,254

(1)	The Senior Notes due 2019 were issued at 98.238% of par and the Senior Notes due 2025 were issued at 99.975% of par.

The Company had capital lease obligations of $43.1 million on October 1, 2017 and $48.7 million on January 1, 2017. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On February 27, 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (the “Private Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company may request Prudential to consider the purchase of additional senior unsecured notes of the Company under the Private Shelf Facility in an aggregate principal amount of up to $175 million.

In October 2014, the Company entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”), and in April 2015, the Company exercised an accordion feature which established a $450 million aggregate maximum borrowing capacity on the Revolving Credit Facility. The $450 million borrowing capacity includes up to $50 million available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019.

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit rating.

The Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of October 1, 2017.

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

12.Derivative Financial Instruments

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

		Third Quarter		First Three Quarters
(in thousands)	Classification of Gain	2017	2016	2017	2016
Commodity hedges	Cost of sales	$2,042	$401	$2,066	$2,695
Commodity hedges	Selling, delivery and administrative expenses	1,359	(13)	475	1,503
Total gain		$3,401	$388	$2,541	$4,198

The following table summarizes the fair values and classification in the consolidated condensed balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	October 1, 2017	January 1, 2017
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$3,153	$1,289
Commodity hedges at fair market value	Other assets	679	-
Total assets		$3,832	$1,289

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$2	$-
Total liabilities		$2	$-

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

(in thousands)	October 1, 2017	January 1, 2017
Gross derivative assets	$4,166	$1,297
Gross derivative liabilities	336	8

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	October 1, 2017	January 1, 2017
Notional amount of outstanding commodity derivative agreements	$77,752	$13,146
Latest maturity date of outstanding commodity derivative agreements	December 2018	December 2017

13.Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments. There were no transfers of assets or liabilities between levels in any period presented.

Financial Instrument	Fair Value Level	Method and Assumptions
Deferred compensation plan assets and liabilities	Level 1

The fair value of the Company’s non-qualified deferred compensation plan for certain executives and other highly compensated employees is based on the fair values of associated assets and liabilities, which are held in mutual funds and are based on the quoted market value of the securities held within the mutual funds.

Commodity hedging agreements	Level 2

The fair values of the Company’s commodity hedging agreements are based on current settlement values at each balance sheet date. The fair values of the commodity hedging agreements at each balance sheet date represent the estimated amounts the Company would have received or paid upon termination of these agreements. The Company’s credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.

Non-public variable rate debt	Level 2	The carrying amounts of the Company’s non-public variable rate debt approximate their fair values due to variable interest rates with short reset periods.
Non-public fixed rate debt	Level 2	The fair values of the Company’s non-public fixed rate debt are based on estimated current market prices.
Public debt securities	Level 2	The fair values of the Company’s public debt securities are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	October 1, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$30,968	$30,968	$30,968	$-	$-
Commodity hedging agreements	3,832	3,832	-	3,832	-
Liabilities:
Deferred compensation plan liabilities	30,968	30,968	30,968	-	-
Commodity hedging agreements	2	2	-	2	-
Non-public variable rate debt	546,354	547,000	-	547,000	-
Non-public fixed rate debt	124,814	126,000	-	126,000	-
Public debt securities	456,679	482,600	-	482,600	-
Acquisition related contingent consideration	308,933	308,933	-	-	308,933

	January 1, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$24,903	$24,903	$24,903	$-	$-
Commodity hedging agreements	1,289	1,289	-	1,289	-
Liabilities:
Deferred compensation plan liabilities	24,903	24,903	24,903	-	-
Non-public variable rate debt	451,222	452,000	-	452,000	-
Public debt securities	456,032	475,800	-	475,800	-
Acquisition related contingent consideration	253,437	253,437	-	-	253,437

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

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Opening balance - Level 3 liability	$319,102	$228,768	$253,437	$136,570
Increase due to acquisitions	-	-	46,086	68,039
Payments/current payables	(4,944)	(2,995)	(13,730)	(12,261)
(Favorable)/unfavorable fair value adjustment	(5,225)	(7,365)	23,140	26,060
Ending balance - Level 3 liability	$308,933	$218,408	$308,933	$218,408

The fair value adjustments to the acquisition related contingent consideration liability during the third quarter of 2017 and the first three quarters of 2017 were primarily driven by a change in the risk-free interest rate. The fair value adjustments to the acquisition related contingent consideration liability during the third quarter and first three quarters of 2016 were primarily driven by a change in the projected future operating results of the Expansion Territories subject to sub-bottling fees and changes in the risk-free interest rate. These adjustments were recorded in other income (expense), net on the Company’s consolidated condensed statements of operations.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions is in the range of $19 million to $37 million.

14.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	October 1, 2017	January 1, 2017
Non-current portion of acquisition related contingent consideration	$289,442	$237,655
Accruals for executive benefit plans	125,713	123,078
Non-current deferred proceeds from conversion of Legacy Territories bottling agreements	88,021	-
Other	21,111	17,839
Total other liabilities	$524,287	$378,572

Pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended), upon the conversion of the Company’s bottling agreements to the Final CBA on March 31, 2017, the Company received a one-time fee from CCR, which, after final adjustments made during the second quarter of 2017, totaled $91.5 million. This one-time fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. As of October 1, 2017, $2.3 million of this fee was recorded in other accrued liabilities, $88.0 million of this fee was recorded to other liabilities and $1.2 million was amortized during the first three quarters of 2017 on the consolidated condensed financial statements.

15.Commitments and Contingencies

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. All eight shareholders of SAC are Coca‑Cola bottlers and each has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $6.9 million in the first three quarters of 2017 and $7.0 million in the first three quarters of 2016.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 22.6 million cases and 23.2 million cases of finished product from SAC in the first three quarters of 2017 and the first three quarters of 2016, respectively.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Purchases from SAC	$37,267	$39,831	$111,408	$115,563
Purchases from Southeastern	29,344	20,530	80,301	57,839
Total purchases from manufacturing cooperatives	$66,611	$60,361	$191,709	$173,402

The Company guarantees a portion of SAC’s and Southeastern’s debt, which resulted primarily from the purchase of production equipment and facilities and expires at various dates through 2023. The amounts guaranteed were as follows:

(in thousands)	October 1, 2017	January 1, 2017
Guaranteed portion of debt - SAC	$23,938	$23,297
Guaranteed portion of debt - Southeastern	8,551	9,277
Total guaranteed portion of debt - manufacturing cooperatives	$32,489	$32,574

In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. The following table summarizes the Company’s maximum exposure under these guarantees if these cooperatives had borrowed up to their aggregate borrowing capacity:

	October 1, 2017
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

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated condensed financial statements. The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern was identified as of October 1, 2017, and there was no impairment identified in 2016.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on October 1, 2017 and $29.7 million on January 1, 2017.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of October 1, 2017, the future payments related to these contractual arrangements, which expire at various dates through 2030, amounted to $124.4 million.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that is subject to certain self-insurance limits.

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

16.Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, was 34.8% for the first three quarters of 2017 and 35.6% for the first three quarters of 2016. The decrease in the effective tax rate was primarily driven by a reduction in the valuation allowance resulting from the Company’s assessment of its ability to use certain loss carryforwards and a reduction to the Company’s uncertain tax positions resulting from the expiration of the statute of limitations.

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 38.8% for the first three quarters of 2017 and 39.4% for the first three quarters of 2016.

The Company had uncertain tax positions, including accrued interest, of $1.8 million on October 1, 2017 and $2.9 million on January 1, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated condensed financial statements.

Prior tax years beginning in year 2002 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

17.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for the third quarter of 2017 and the third quarter of 2016 is as follows:

(in thousands)	July 2, 2017	Pre-tax Activity	Tax Effect	October 1, 2017
Net pension activity:
Actuarial loss	$(71,402)	$807	$(311)	$(70,906)
Prior service costs	(52)	7	(3)	(48)
Net postretirement benefits activity:
Actuarial loss	(23,315)	648	(250)	(22,917)
Prior service costs	2,763	(745)	287	2,305
Foreign currency translation adjustment	5	11	(4)	12
Total	$(92,001)	$728	$(281)	$(91,554)

(in thousands)	July 3, 2016	Pre-tax Activity	Tax Effect	October 2, 2016
Net pension activity:
Actuarial loss	$(67,333)	$741	$(286)	$(66,878)
Prior service costs	(69)	7	(3)	(65)
Net postretirement benefits activity:
Actuarial loss	(19,104)	587	(226)	(18,743)
Prior service costs	4,712	(840)	324	4,196
Foreign currency translation adjustment	(1)	4	(1)	2
Total	$(81,795)	$499	$(192)	$(81,488)

A summary of AOCI(L) for the first three quarters of 2017 and the first three quarters of 2016 is as follows:

(in thousands)	January 1, 2017	Pre-tax Activity	Tax Effect	October 1, 2017
Net pension activity:
Actuarial loss	$(72,393)	$2,421	$(934)	$(70,906)
Prior service costs	(61)	21	(8)	(48)
Net postretirement benefits activity:
Actuarial loss	(24,111)	1,944	(750)	(22,917)
Prior service costs	3,679	(2,237)	863	2,305
Foreign currency translation adjustment	(11)	37	(14)	12
Total	$(92,897)	$2,186	$(843)	$(91,554)

(in thousands)	January 3, 2016	Pre-tax Activity	Tax Effect	October 2, 2016
Net pension activity:
Actuarial loss	$(68,243)	$2,222	$(857)	$(66,878)
Prior service costs	(78)	21	(8)	(65)
Net postretirement benefits activity:
Actuarial loss	(19,825)	1,762	(680)	(18,743)
Prior service costs	5,744	(2,520)	972	4,196
Foreign currency translation adjustment	(5)	11	(4)	2
Total	$(82,407)	$1,496	$(577)	$(81,488)

A summary of the impact of AOCI(L) on certain statement of operations line items is as follows:

	Third Quarter 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$171	$(21)	$-	$150
Selling, delivery and administrative expenses	643	(76)	11	578
Subtotal pre-tax	814	(97)	11	728
Income tax expense	314	(37)	4	281
Total after tax effect	$500	$(60)	$7	$447

	Third Quarter 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$75	$(38)	$-	$37
Selling, delivery and administrative expenses	673	(215)	4	462
Subtotal pre-tax	748	(253)	4	499
Income tax expense	289	(98)	1	192
Total after tax effect	$459	$(155)	$3	$307

	First Three Quarters 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$497	$(64)	$-	$433
Selling, delivery and administrative expenses	1,945	(230)	37	1,752
Subtotal pre-tax	2,442	(294)	37	2,185
Income tax expense	942	(114)	14	842
Total after tax effect	$1,500	$(180)	$23	$1,343

	First Three Quarters 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$224	$(114)	$-	$110
Selling, delivery and administrative expenses	2,019	(644)	11	1,386
Subtotal pre-tax	2,243	(758)	11	1,496
Income tax expense	865	(292)	4	577
Total after tax effect	$1,378	$(466)	$7	$919

18.Capital Transactions

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

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized on the share price of the last trading day prior to the end of the fiscal period, was as follows:

	First Three Quarters
(in thousands, except share price)	2017	2016
Total compensation expense	$6,473	$4,445
Share price for compensation expense	$215.75	$148.16
Share price date for compensation expense	September 29, 2017	September 30, 2016

19.Pension and Postretirement Benefit Obligations

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

The components of net periodic pension cost were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Service cost	$150	$28	$450	$85
Interest cost	2,978	3,031	8,936	9,093
Expected return on plan assets	(3,399)	(3,458)	(10,197)	(10,373)
Recognized net actuarial loss	807	741	2,421	2,222
Amortization of prior service cost	7	7	21	21
Net periodic pension cost	$543	$349	$1,631	$1,048

The Company contributed $10.0 million to the Primary Plan and $1.6 million to the Bargaining Plan during the third quarter of 2017. The Company does not anticipate making additional contributions to the Company-sponsored pension plans during the fourth quarter of 2017.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during covered employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Service cost	$572	$350	$1,716	$1,050
Interest cost	910	778	2,732	2,333
Recognized net actuarial loss	648	587	1,944	1,762
Amortization of prior service cost	(745)	(840)	(2,237)	(2,520)
Net periodic postretirement benefit cost	$1,385	$875	$4,155	$2,625

There was $14.7 million postretirement benefit obligations related to territory exchanges and acquisitions that closed on October 2, 2017, which was classified as held for sale as of October 1, 2017. Refer to Note 24 for additional information.

Multi-Employer Benefits

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. Certain collective bargaining agreements covering the Teamsters Plan expired on April 29, 2017. These agreements were renewed and will now expire in April 2020. The remainder of these agreements will expire on July 26, 2018.

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

20.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the secret formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of October 1, 2017, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$317,040	$190,601	$806,256	$498,825
Customer marketing programs	27,855	29,716	102,095	79,141
Cold drink equipment parts	6,881	5,999	18,968	16,390

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$22,074	$20,097	$62,235	$54,447
Fountain delivery and equipment repair fees	9,286	7,628	26,138	20,084
Presence marketing funding support on the Company’s behalf	2,707	189	3,844	2,006
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	1,773	1,920	6,881	5,243
Cold drink equipment	-	-	8,400	-

Coca‑Cola Refreshments USA, Inc.

The Company has a production arrangement with CCR to buy and sell finished products at cost. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottlers’ locations. The following table summarizes purchases and sales under these arrangements between the Company and CCR:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Purchases from CCR	$20,157	$69,063	$110,451	$208,539
Sales to CCR	11,873	18,388	72,930	50,877
Sales to CCR for transporting CCR’s product	224	6,157	1,872	17,693

As discussed above in Note 2, the Company and CCR have completed a number of Expansion Transactions to acquire Expansion Territories and related distribution assets previously served by CCR and Expansion Facilities and related manufacturing assets previously owned by CCR. The following tables summarize the definitive agreements and closing dates for each of the Expansion Transactions completed by the Company as of October 1, 2017:

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

As part of the Expansion Transactions for the Expansion Territories, the Company entered into the Final CBA, as described above in Note 6. Under the Final CBA, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment is based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. The liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments was $308.9 million on October 1, 2017 and $253.4 million on January 1, 2017. Payments to CCR under the Final CBA, including payments under the Company’s initial comprehensive beverage agreements that were converted into the Final CBA as of March 31, 2017, were $11.7 million during the first three quarters of 2017 and $10.5 million during the first three quarters of 2016.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $17.3 million on October 1, 2017 and $7.4 million on January 1, 2017, which were classified as accounts receivable, other in the consolidated condensed financial statements.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.0 million in the first three quarters of 2017 and $0.6 million in the first three quarters of 2016, which were classified as selling, delivery and administrative (“S,D&A”) expense in the consolidated condensed financial statements.

National Product Supply Group Governance Agreement (“NPSG Governance Agreement”)

The NPSG Governance Agreement was executed in October 2015 by The Coca‑Cola Company and three other Coca‑Cola bottlers, including CCR, who are Regional Producing Bottlers (“RPBs”) in The Coca‑Cola Company’s national product supply system. Pursuant to the NPSG Governance Agreement, The Coca‑Cola Company and the RPBs have formed a national product supply group (the “NPSG”) and agreed to certain binding governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As The Coca‑Cola Company continues its multi-year refranchising effort of its North American bottling territories, additional RPBs may be added to the NPSG Board. As of October 1, 2017, the NPSG Board consisted of The Coca‑Cola‑Company, the Company and seven other RPBs, including CCR.

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

The Company is obligated to pay a certain portion of the costs of operating the NPSG. The Company incurred NPSG operating costs of $0.8 million in the first three quarters of 2017 and $0.3 million in the first three quarters of 2016, which were classified as S,D&A expense in the consolidated condensed financial statements.. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, the Company and each other RPB will make investments in their respective manufacturing assets and will implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain Coca‑Cola bottlers to provide business process and information technology services to its members. Under the CONA limited liability company agreement executed January 27, 2016 (as amended or restated from time to time, the “CONA LLC Agreement”), the Company and other members of CONA are required to make capital contributions to CONA if and when approved by CONA’s board of directors, which is comprised of representatives of the members. The Company currently has the right to designate one of the members of CONA’s board of directors and has a percentage interest in CONA of approximately 19%. The Company made capital contributions to CONA of $2.0 million during the first three quarters of 2017 and $7.2 million during the first three quarters of 2016, which were classified as other assets in the consolidated condensed financial statements.

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

Pursuant to the Master Services Agreement, CONA agreed to make available, and authorized the Company to use, the CONA System in connection with the distribution, sale, marketing and promotion of nonalcoholic beverages the Company is authorized to distribute under the Final CBA or any other agreement with The Coca‑Cola Company (the “Beverages”) in the territories the Company serves (the “Territories”), subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third parties and used in connection with the CONA System.

In exchange for the Company’s right to use the CONA System and right to receive the CONA Services under the Master Services Agreement, the Company is charged quarterly service fees by CONA based on the number of physical cases of Beverages distributed by the Company during the applicable period in the Territories where the CONA Services have been implemented (the “Service Fees”). Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute products of The Coca‑Cola Company (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the Service Fees will be changed to be an amount per physical case of Beverages distributed in any portion of the Territories equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed by all of the members of CONA, subject to certain exceptions. The Company is obligated to pay the Service Fees under the Master Services Agreement even if it is not using the CONA System for all or any portion of its operations in the Territories. The Company incurred CONA Services Fees of $9.2 million during the first three quarters of 2017 and $5.2 million during the first three quarters of 2016.

Snyder Production Center (“SPC”)

The Company leases the SPC and an adjacent sales facility, which are located in Charlotte, North Carolina, from Harrison Limited Partnership One (“HLP”). HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, Sue Anne H. Wells, a director of the Company, and Deborah H. Everhart, a former director of the Company, are trustees and beneficiaries. Morgan H. Everett, Vice President and a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The SPC lease expires on December 31, 2020. The principal balance outstanding under this capital lease was $12.4 million on October 1, 2017 and $14.7 million on January 1, 2017. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. Rental payments related to this lease were $3.1 million in the first three quarters of 2017 and $3.0 million in the first three quarters of 2016.

Company Headquarters

The Company leases its headquarters office facility and an adjacent office facility from Beacon Investment Corporation (“Beacon”). The lease expires on December 31, 2021. J. Frank Harrison, III is Beacon’s majority shareholder and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease was $13.5 million on October 1, 2017 and $15.5 million on January 1, 2017. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index. Rental payments related to this lease were $3.3 million in the first three quarters of 2017 and $3.2 million in the first three quarters of 2016.

21.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2017	2016	2017	2016
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$17,316	$23,142	$18,613	$28,753
Less dividends:
Common Stock	1,785	1,785	5,356	5,356
Class B Common Stock	548	543	1,639	1,624
Total undistributed earnings	$14,983	$20,814	$11,618	$21,773

Common Stock undistributed earnings – basic	$11,463	$15,960	$8,893	$16,704
Class B Common Stock undistributed earnings – basic	3,520	4,854	2,725	5,069
Total undistributed earnings – basic	$14,983	$20,814	$11,618	$21,773

Common Stock undistributed earnings – diluted	$11,414	$15,891	$8,855	$16,633
Class B Common Stock undistributed earnings – diluted	3,569	4,923	2,763	5,140
Total undistributed earnings – diluted	$14,983	$20,814	$11,618	$21,773

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Common Stock undistributed earnings – basic	11,463	15,960	8,893	16,704
Numerator for basic net income per Common Stock share	$13,248	$17,745	$14,249	$22,060

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$548	$543	$1,639	$1,624
Class B Common Stock undistributed earnings – basic	3,520	4,854	2,725	5,069
Numerator for basic net income per Class B Common Stock share	$4,068	$5,397	$4,364	$6,693

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	548	543	1,639	1,624
Common Stock undistributed earnings – diluted	14,983	20,814	11,618	21,773
Numerator for diluted net income per Common Stock share	$17,316	$23,142	$18,613	$28,753

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$548	$543	$1,639	$1,624
Class B Common Stock undistributed earnings – diluted	3,569	4,923	2,763	5,140
Numerator for diluted net income per Class B Common Stock share	$4,117	$5,466	$4,402	$6,764

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2017	2016	2017	2016
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,193	2,172	2,188	2,167

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,374	9,353	9,369	9,348
Class B Common Stock weighted average shares outstanding – diluted	2,233	2,212	2,228	2,207

Basic net income per share:
Common Stock	$1.86	$2.48	$2.00	$3.09
Class B Common Stock	$1.86	$2.48	$2.00	$3.09

Diluted net income per share:
Common Stock	$1.85	$2.47	$1.99	$3.08
Class B Common Stock	$1.84	$2.47	$1.97	$3.07

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

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award Agreement.
(4)	The Company does not have anti-dilutive shares.

22.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Three Quarters
(in thousands)	2017	2016
Accounts receivable, trade, net	$(109,023)	$(80,728)
Accounts receivable from The Coca-Cola Company	1,548	(21,215)
Accounts receivable, other	(8,308)	(8,447)
Inventories	(19,254)	(9,300)
Prepaid expenses and other current assets	(281)	10,798
Accounts payable, trade	67,058	39,540
Accounts payable to The Coca-Cola Company	45,722	44,413
Other accrued liabilities	7,924	13,485
Accrued compensation	(10,062)	(7,433)
Accrued interest payable	5,640	5,264
Change in current assets less current liabilities (exclusive of acquisitions)	$(19,036)	$(13,623)

23.Segments

The Company evaluates segment reporting in accordance with FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Net sales:
Nonalcoholic Beverages	$1,103,017	$826,683	$3,043,587	$2,251,491
All Other	120,660	59,530	317,121	163,636
Eliminations(1)	(61,151)	(37,185)	(163,189)	(100,259)
Consolidated net sales	$1,162,526	$849,028	$3,197,519	$2,314,868

Income from operations:
Nonalcoholic Beverages	$32,525	$38,421	$86,228	$102,267
All Other	3,605	1,380	10,823	4,671
Consolidated income from operations	$36,130	$39,801	$97,051	$106,938

Depreciation and amortization:
Nonalcoholic Beverages	$41,151	$29,263	$114,166	$78,469
All Other	2,095	1,794	6,127	4,917
Consolidated depreciation and amortization	$43,246	$31,057	$120,293	$83,386

Capital expenditures (exclusive of acquisitions):
Nonalcoholic Beverages	$33,675	$33,675	$99,021	$94,501
All Other	4,969	10,989	13,952	24,868
Consolidated capital expenditures (exclusive of acquisitions)	$38,644	$44,664	$112,973	$119,369

(in thousands)	October 1, 2017	January 1, 2017
Total assets:
Nonalcoholic Beverages	$2,797,485	$2,349,284
All Other	118,862	105,785
Eliminations(1)	(5,251)	(5,585)
Consolidated total assets	$2,911,096	$2,449,484

(1)

The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction. Asset eliminations relate to eliminations of intercompany receivables and payables between the Nonalcoholic Beverages and All Other segments.

Net sales by product category were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Bottle/can sales(1):
Sparkling beverages (carbonated)	$582,710	$455,748	$1,670,093	$1,273,277
Still beverages (noncarbonated, including energy products)	384,495	261,508	1,009,508	674,069
Total bottle/can sales	967,205	717,256	2,679,601	1,947,346

Other sales:
Sales to other Coca-Cola bottlers	104,619	58,683	274,317	169,938
Post-mix and other	90,702	73,089	243,601	197,584
Total other sales	195,321	131,772	517,918	367,522

Total net sales	$1,162,526	$849,028	$3,197,519	$2,314,868

(1)

During the second quarter of 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented. Total bottle/can sales remain unchanged in prior periods.

24.Subsequent Events

On October 2, 2017, the Company closed the following transactions and entered into the following agreements, each as described in the Company’s Current Report on Form 8‑K filed with the SEC on October 4, 2017.

Acquisition of Arkansas Expansion Territory and Memphis and West Memphis Expansion Facilities in exchange for the Company’s Deep South and Somerset Territory and Mobile Facility (“CCR Exchange Transaction”)

On October 2, 2017, the Company (i) acquired from CCR certain of CCR’s exclusive rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products and certain cross-licensed brands in territory located in central and southern Arkansas and two regional manufacturing facilities previously owned by CCR in Memphis, Tennessee and West Memphis, Arkansas and related manufacturing assets and certain associated liabilities (collectively, the “CCR Exchange Business”) in exchange for which the Company (ii) transferred to CCR certain of the Company’s exclusive rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products and certain cross-licensed brands in territory located in portions of southern Alabama, southeastern Mississippi, southwestern Georgia and northwestern Florida and in and around Somerset, Kentucky, as well as a regional manufacturing facility previously owned by the Company in Mobile, Alabama and related manufacturing assets and certain associated liabilities (collectively, the “Deep South and Somerset Exchange Business”), pursuant to an asset exchange agreement between the Company, certain of its wholly-owned subsidiaries and CCR dated September 29, 2017 (the “CCR Asset Exchange Agreement”).

During the third quarter of 2017, the Company paid CCR $16.9 million toward the closing of the CCR Exchange Transaction, representing an estimate of the difference between the value of the CCR Exchange Business acquired by the Company and the value of the Deep South and Somerset Exchange Business acquired by CCR, which such amount remains subject to final resolution pursuant to the CCR Asset Exchange Agreement. As it is impracticable at the time of the filing of this report, the Company has not yet completed the calculation to allocate the purchase price to the individual acquired assets and assumed liabilities or to determine the fair value associated with the acquired assets and assumed liabilities related to this transaction. Additionally, the Company has not completed the calculations to determine whether a gain or loss will occur as a result of the CCR Exchange Transaction, however, following the Company’s preliminary assessment, the Company expects to record a gain related to this transaction during the fourth quarter of 2017. This transaction will be accounted for as a business combination under FASB ASC 805.

The payment for the CCR Exchange Transaction reflects the agreement of the Company and The Coca‑Cola Company to apply the remaining $4.8 million of the aggregate valuation adjustment discount of $33.1 million on the purchase price for the Expansion Facilities (the “Expansion Facilities Discount”), pursuant to a letter agreement between them dated March 31, 2017 in connection with the Company’s acquisitions of the Expansion Facilities and the impact on transaction value from certain adjustments made by The Coca‑Cola Company to the authorized pricing under the Final RMA (as defined below) on sales of certain beverages produced by the Company at the Expansion Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers (the “Manufacturing Facilities Letter Agreement”), representing the portion of the Expansion Facilities Discount applicable to the two

Expansion Facilities acquired in the CCR Exchange Transaction. Following the closing of the CCR Exchange Transaction, no amounts remain outstanding under the Manufacturing Facilities Letter Agreement.

Acquisition of Memphis Expansion Territory (“Memphis Territory Acquisition”)

On October 2, 2017, the Company acquired from CCR certain of CCR’s rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products as well as certain cross-licensed brands in and around Memphis, Tennessee (the “Memphis Territory”), including in portions of northwestern Mississippi and eastern Arkansas, pursuant to an asset exchange agreement between the Company and CCR dated September 29, 2017 (the “Memphis Purchase Agreement”).

During the third quarter of 2017, the Company paid CCR $39.6 million toward the closing of the Memphis Territory Acquisition, which represents the cash purchase price and remains subject to adjustment in accordance with the terms of the Memphis Purchase Agreement. As it is impracticable at the time of the filing of this report, the Company has not yet completed the calculation to allocate the purchase price to the individual acquired assets and assumed liabilities or to determine the fair value associated with the acquired assets and assumed liabilities related to this transaction. This transaction will be accounted for as a business combination under FASB ASC 805.

Acquisition of Spartanburg and Bluffton Expansion Territory in exchange for the Company’s Florence and Laurel Territory and Piedmont’s Northeastern Georgia Territory (“United Exchange Transactions”)

On October 2, 2017, the Company and Piedmont Coca‑Cola Bottling Partnership, a non-wholly owned subsidiary of the Company (“Piedmont”), completed transactions in which (i) the Company acquired from Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, certain of United’s exclusive rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products and certain cross-licensed brands in territories located in and around Spartanburg, South Carolina and a portion of United’s territory located in and around Bluffton, South Carolina and Piedmont acquired from United similar rights, assets and liabilities, and working capital in the remainder of United’s Bluffton, South Carolina territory (collectively, the “United Distribution Business”), in exchange for which (ii) the Company transferred to United certain of the Company’s exclusive rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products and certain cross-licensed brands in territory located in parts of northwestern Alabama, south-central Tennessee and southeastern Mississippi previously served by the Company’s distribution centers located in Florence, Alabama and Laurel, Mississippi (collectively, the “Florence and Laurel Distribution Business”) and Piedmont transferred to United similar rights, assets and liabilities, and working capital of Piedmont’s in territory located in parts of northeastern Georgia (the “Northeastern Georgia Distribution Business”), pursuant to an asset exchange agreement between the Company, certain of its wholly-owned subsidiaries and United dated September 29, 2017 (the “United Asset Exchange Agreement”) and an asset exchange agreement between Piedmont and United dated September 29, 2017 (the “Piedmont – United Asset Exchange Agreement”). Each of the United Asset Exchange Agreement  and the Piedmont – United Asset Exchange Agreement provides that, to the extent the value of the portion of the United Distribution Business acquired by the Company or Piedmont, as applicable, is not equal to the value of the Florence and Laurel Distribution Business or the Northeastern Georgia Distribution Business, as applicable, acquired by United (as such values are finally determined under the United Asset Exchange Agreement or the Piedmont – United Asset Exchange Agreement), the party receiving assets and distribution rights with the greater value is obligated to make a cash payment to the other party equal to the difference between the values.

At closing, the Company and Piedmont paid United a net cash purchase price of $3.4 million, representing an estimate of (i) the difference between the value of the portion of the United Distribution Business acquired by the Company and the value of the Florence and Laurel Distribution Business acquired by United, plus (ii)  the difference between the value of the portion of the United Distribution Business acquired by Piedmont and the value of the Northeastern Georgia Distribution Business acquired by United, which such amounts remain subject to final resolution pursuant to the United Asset Exchange Agreement and the Piedmont – United Asset Exchange Agreement, respectively.

As it is impracticable at the time of the filing of this report, the Company has not yet completed the calculation to allocate the purchase price to the individual acquired assets and assumed liabilities or to determine the fair value associated with the acquired assets and assumed liabilities related to these transactions. Additionally, the Company has not completed the calculations to determine whether a gain or loss will occur as a result of the United Exchange Transactions, however, following the Company’s preliminary assessment, the Company expects to record a gain related to these transactions during the fourth quarter of 2017. These transactions will be accounted for as a business combination under FASB ASC 805.

Amendments to Final Comprehensive Beverage Agreements and Final Regional Manufacturing Agreement

On October 2, 2017, in connection with the CCR Exchange Transaction, the Memphis Territory Acquisition and the United Exchange Transactions (collectively, the “October 2017 Expansion Transactions”), (i) the Company, Piedmont and CCBC of Wilmington, Inc., a subsidiary of the Company, entered into an amendment to comprehensive beverage agreements (the “CBA Amendment”) with The Coca‑Cola Company and CCR to amend each of the final comprehensive beverage agreements between The Coca‑Cola Company and CCR, on the one hand, and each of the Company, Piedmont and CCBC of Wilmington, Inc., on the other hand, and (ii) the Company and The Coca‑Cola Company entered into an amendment (the “RMA Amendment”) to the final regional manufacturing agreement among them dated March 31, 2017 (as amended, the “Final RMA”), each to reflect the effects of the October 2017 Expansion Transactions. In the CBA Amendment, the Company agreed to make a quarterly sub-bottling payment to CCR with respect to the Memphis Territory on a continuing basis, based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product (as those terms are defined in the Final CBA) or certain cross-licensed brands. Summaries of the Final CBA and the Final RMA are provided in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2017 and the Company intends to file the CBA Amendment and the RMA Amendment with its Annual Report on Form 10-K for the fiscal year ending December 31, 2017.

As of October 1, 2017, the business being exchanged in the CCR Exchange Transaction, which is included in the Nonalcoholic Beverages segment, met the accounting guidance criteria to be classified as held for sale. As such, the Company evaluated the assets and liabilities to determine whether the carrying value exceeded the fair value less any costs to sell based on the agreed-upon sale price. No impairments were recorded as of October 1, 2017 and the aggregate assets and liabilities held for sale have been presented as separate line items in the consolidated condensed balance sheet. The business being exchanged in the CCR Exchange Transaction did not meet the accounting guidance criteria to be classified as discontinued operations. The remaining October 2017 Expansion Transactions were not considered material for additional disclosure.

Following is a summary of the CCR Exchange Transaction balances included in assets held for sale and liabilities held for sale:

(in thousands)	October 1, 2017
Inventories	$12,479
Prepaid expenses and other current assets	1,608
Property, plant and equipment, net	38,412
Other assets	416
Goodwill	12,727
Distribution agreements, net	63,321
Total assets held for sale	$128,963

Other accrued liabilities	$5,306
Pension and postretirement benefit obligations	14,661
Total liabilities held for sale	$19,967

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The consolidated condensed financial statements presented are:

•	The financial position as of October 1, 2017 and January 1, 2017.
•

The results of operations and comprehensive income for the 13 week periods ended October 1, 2017 (“third quarter” of fiscal 2017 (“2017”)) and October 2, 2016 (“third quarter” of fiscal 2016 (“2016”)), and the 39 week periods ended October 1, 2017 (“first three quarters” of 2017) and October 2, 2016 (“first three quarters” of 2016).

•	The changes in equity and cash flows for the first three quarters of 2017 and the first three quarters of 2016.

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

Expansion Transactions

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company has engaged in a series of transactions since April 2013 with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, to significantly expand the Company’s distribution and manufacturing operations. This expansion includes acquisition of the rights to serve additional distribution territories previously served by CCR (the “Expansion Territories”) and related distribution assets, as well as the acquisition of regional manufacturing facilities previously owned by CCR (the “Expansion Facilities”) and related manufacturing assets (collectively, the “Expansion Transactions”). As of October 1, 2017, the Expansion Transactions completed and the respective net cash paid amounts were as follows:

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

The financial results of the Expansion Territories and the Expansion Facilities have been included in the Company’s consolidated condensed financial statements from their respective acquisition or exchange dates. These Expansion Territories and Expansion Facilities contributed the following amounts to the Company’s consolidated condensed statement of operations:

	Third Quarter		First Three Quarters
(in thousands)	2017(1)	2016(2)	2017(1)	2016(2)
Net sales	$478,272	$174,420	$1,215,827	$372,550
Income from operations	10,329	2,512	30,099	17,220

(1)	Includes the results of the YTD 2017 Expansion Transactions, as defined below, and the Expansion Territories and Expansion Facilities acquired in 2016 (the “2016 Expansion Transactions”).
(2)	Includes the results of the portion of the 2016 Expansion Transactions completed through October 2, 2016.

Expansion Transactions

A summary of the Expansion Transactions completed by the Company prior to 2017 is included in the Company’s Annual Report on Form 10-K for 2016. During the first three quarters of 2017, the Company closed the following Expansion Transactions with CCR:

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

Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio Expansion Territories Acquisitions and Twinsburg, Ohio Expansion Facility Acquisition (“April 2017 Expansion Transactions”)

On April 28, 2017, the Company acquired distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio (the “April 2017 Expansion Territories”). In addition, on April 28, 2017, the Company acquired an Expansion Facility located in Twinsburg, Ohio and related manufacturing assets (the “April 2017 Expansion Facility”). The Company completed these two acquisitions for a cash purchase price of approximately $87.7 million, which remains subject to post-closing adjustment.

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

Final Comprehensive Beverage Agreement

In connection with the closings for the March 2017 Expansion Territories described above, the Company, The Coca‑Cola Company and CCR entered into a comprehensive beverage agreement on March 31, 2017 (as amended, the “Final CBA”), pursuant to which CCR granted the Company certain exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products distinguished by the Trademarks (as such terms are defined in the Final CBA) in the Expansion Territories, in exchange for the Company agreeing to make a quarterly sub-bottling payment to CCR on a continuing basis, based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain “cross-licensed” beverage brands not owned or licensed by The Coca‑Cola Company.

As described below under “Bottling Agreement and RMA Conversions,” each of the Company’s initial comprehensive beverage agreements with The Coca‑Cola Company and CCR for the Expansion Territories the Company previously acquired from CCR (the “Initial CBAs”) and other Bottling Agreements (as defined below) has been amended, restated and converted into the Final CBA as of March 31, 2017. A summary of the Final CBA is provided in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (the “April 2017 Form 8-K”), and the Final CBA is filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017 (the “Q1 2017 Form 10-Q”). A copy of an amendment to the Final CBA entered into by the Company, The Coca‑Cola Company and CCR on April 28, 2017 to add the April 2017 Expansion Territories to the territories covered by the Final CBA is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017 (the “Q2 2017 Form 10-Q”).

Final Regional Manufacturing Agreement

In connection with the closings for the March 2017 Expansion Facilities described above, the Company and The Coca‑Cola Company entered into a regional manufacturing agreement on March 31, 2017 (as amended, the “Final RMA”), pursuant to which The Coca‑Cola Company granted the Company the rights to manufacture, produce and package Authorized Covered Beverages (as defined in the Final RMA) at the Expansion Facilities (i) for distribution by the Company for its own account in accordance with the Final CBA, and (ii) for sale by the Company to certain other U.S. Coca‑Cola bottlers and to the Coca‑Cola North America division of The Coca‑Cola Company, at prices unilaterally established by The Coca‑Cola Company from time to time, in accordance with the Final RMA.

As described below under “Bottling Agreement and RMA Conversions,” each of the Company’s initial regional manufacturing agreements with The Coca‑Cola Company for the Expansion Facilities the Company previously acquired from CCR (the “Initial RMAs”) has been amended, restated and converted into the Final RMA as of March 31, 2017. A summary of the Final RMA is provided in the April 2017 Form 8-K, and the Final RMA is filed as Exhibit 10.7 to the Q1 2017 Form 10-Q. A copy of an amendment to the Final RMA entered into by the Company and The Coca‑Cola Company on April 28, 2017 to add the April 2017 Expansion Facility to the regional manufacturing facilities covered by the Final RMA is filed as Exhibit 10.2 to the Q2 2017 Form 10-Q.

Bottling Agreement and RMA Conversions

Upon the consummation of the March 2017 Expansion Transactions, each of the Company’s existing bottling agreements for The Coca‑Cola Company beverage brands, including each of the Company’s Initial CBAs, master bottle contracts, allied bottle contracts and other bottling agreements with The Coca‑Cola Company or CCR that authorize the Company to produce and/or distribute the Covered Beverages or Related Products (collectively, the “Bottling Agreements”), were automatically amended, restated and converted into the Final CBA (the “Bottling Agreement Conversion”) pursuant to the territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR on September 23, 2015, as described in the Company’s Current Report on Form 8‑K filed September 28, 2015 and filed as Exhibit 10.1 thereto (as amended by the First Amendment to Territory Conversion Agreement filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2016, the “Territory Conversion Agreement”). The Bottling Agreement Conversion included all of the Company’s Bottling Agreements for the Expansion Territories and for all other territories in the United States where the Company (or one of its affiliates) has rights to market, promote, distribute and sell beverage products owned or licensed by The Coca‑Cola Company (the “Legacy Territories”), provided that the sub-bottling payment required under the Final CBA does not apply with regards to the Legacy Territories.

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

Pursuant to the Territory Conversion Agreement, on March 31, 2017, CCR paid the Company and its subsidiaries a one-time fee, which was subject to final adjustment, of $87.1 million upon the Bottling Agreement Conversion, an amount equivalent to 0.5 times the EBITDA the Company and its subsidiaries generated during the twelve-month period ended January 1, 2017 from sales in the Legacy Territories of Beverages (as defined in the Final CBA) either (i) owned by The Coca‑Cola Company or licensed to The Coca‑Cola Company and sublicensed to the Company and its subsidiaries, or (ii) owned by or licensed to Monster Energy Company on which the Company and its subsidiaries pay, and The Coca‑Cola Company receives, a facilitation fee. During the second quarter of 2017, the fee was finalized and increased by $4.4 million, for a total of $91.5 million.

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

The parties agreed to apply $22.9 million of the total Expansion Facilities Discount upon the Company’s acquisition of the March 2017 Expansion Facilities, representing the portion of the Expansion Facilities Discount applicable to (i) the March 2017 Expansion Facilities and (ii) the Expansion Facilities previously acquired by the Company from CCR, and agreed to apply an additional $5.4 million of the total Expansion Facilities Discount upon the Company’s acquisition of the April 2017 Expansion Facility. The parties agreed to apply the remaining $4.8 million of the total Expansion Facilities Discount upon the Company’s acquisition of two additional Expansion Facilities as part of the CCR Exchange Transaction (as discussed below) on October 2, 2017, after which time no amounts remain outstanding under the Manufacturing Facilities Letter Agreement.

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

The Coca‑Cola Company and the Company amended the formula for the calculation of the Legacy Facilities Credit pursuant to an amendment dated June 22, 2017 (the “Amendment to the Manufacturing Facilities Letter Agreement”) and have agreed to work together to calculate the Legacy Facilities Credit as promptly as reasonably practicable. A summary of the Manufacturing Facilities Letter Agreement is provided in the April 2017 Form 8-K, and the Manufacturing Facilities Letter Agreement is filed as Exhibit 10.8 to the Q1 2017 Form 10-Q. A copy of the Amendment to the Manufacturing Facilities Letter Agreement is filed as Exhibit 10.3 to the Q2 2017 Form 10-Q.

Somerset Letter of Intent

On April 11, 2017, the Company and The Coca‑Cola Company entered into a non-binding letter of intent (the “April 2017 LOI”), which contemplates the Company exchanging certain of its exclusive distribution rights and associated assets and working capital relating to the distribution, promotion, marketing and sale of beverage products owned and licensed by The Coca-Cola Company and certain cross-licensed brands in territory located in south-central Kentucky currently served by the Company’s distribution center located in Somerset, Kentucky for certain like kind assets of CCR as part of the exchange transactions contemplated by the non-binding letter of intent entered into by the Company and The Coca-Cola Company on June 14, 2016, as described in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016 and filed as Exhibit 99.2 thereto. A summary of the April 2017 LOI was provided in the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017, and a copy of the April 2017 LOI was filed as Exhibit 99.1 thereto. Subsequent to the end of the third quarter of 2017, on October 2, 2017, the Company closed the transaction contemplated by the April 2017 LOI.

CCR Asset Exchange Agreement

On September 29, 2017, the Company, certain of its wholly-owned subsidiaries and CCR entered into an asset exchange agreement (the “CCR Asset Exchange Agreement”) that provides (i) the Company would acquire from CCR certain of CCR’s exclusive rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products and certain cross-licensed brands in territory located in central and southern Arkansas and two regional manufacturing facilities previously owned by CCR in Memphis, Tennessee and West Memphis, Arkansas and related manufacturing assets and certain associated liabilities (collectively, the “CCR Exchange Business”) in exchange for (ii) the Company transferring to CCR certain of the Company’s exclusive rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products and certain cross-licensed brands in territory located in portions of southern Alabama, southeastern Mississippi, southwestern Georgia and northwestern Florida and in and around Somerset, Kentucky as well as a regional manufacturing facility previously owned by the Company in Mobile, Alabama and related manufacturing assets and certain associated liabilities (collectively, the “Deep South and Somerset Exchange Business”). A summary of the CCR Asset Exchange Agreement was provided in the Company’s Current Report on Form 8-K filed October 4, 2017 (the “October 2017 Form 8-K”), and a copy of the CCR Asset Exchange Agreement was filed as Exhibit 2.1 thereto.

Subsequent to the end of the third quarter of 2017, on October 2, 2017, the Company closed the transactions contemplated by the CCR Asset Exchange Agreement (the “CCR Exchange Transaction”). During the third quarter of 2017, the Company paid CCR $16.9 million toward the closing of the CCR Exchange Transaction, representing an estimate of the difference between the value of the CCR Exchange Business acquired by the Company and the value of the Deep South and Somerset Exchange Business acquired by CCR, which such amount remains subject to final resolution pursuant to the CCR Asset Exchange Agreement. As it is impracticable at the time of the filing of this report, the Company has not yet completed the calculation to allocate the purchase price to the individual acquired assets and assumed liabilities or to determine the fair value associated with the acquired assets and assumed liabilities related to this transaction. Additionally, the Company has not completed the calculations to determine whether a gain or loss will occur as a result of the CCR Exchange Transaction, however, following the Company’s preliminary assessment, the Company expects to record a gain related to this transaction during the fourth quarter of 2017. This transaction will be accounted for as a business combination under FASB ASC 805.

The payment for the CCR Exchange Transaction reflects the agreement of the Company and The Coca‑Cola Company to apply the remaining $4.8 million of the Expansion Facilities Discount, pursuant to the Manufacturing Facilities Letter Agreement, representing the portion of the Expansion Facilities Discount applicable to the two Expansion Facilities acquired in the CCR Exchange Transaction. Following the closing of the CCR Exchange Transaction, no amounts remain outstanding under the Manufacturing Facilities Letter Agreement.

Memphis Purchase Agreement

On September 29, 2017, concurrent with the execution of the CCR Asset Exchange Agreement, the Company and CCR entered into an asset purchase agreement (the “Memphis Purchase Agreement”) pursuant to which the Company would acquire from CCR certain of its rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products as well as certain cross-licensed brands in and around Memphis, Tennessee, including in portions of northwestern Mississippi and eastern Arkansas. A summary of the Memphis Purchase Agreement was provided in the October 2017 Form 8-K, and a copy of the Memphis Purchase Agreement was filed as Exhibit 2.2 thereto.

Subsequent to the end of the third quarter of 2017, on October 2, 2017, the Company closed the transactions contemplated by the Memphis Purchase Agreement (the “Memphis Territory Acquisition”). During the third quarter of 2017, the Company paid CCR $39.6 million toward the closing of the Memphis Territory Acquisition, which represents the cash purchase price and remains subject to adjustment in accordance with the terms of the Memphis Purchase Agreement. As it is impracticable at the time of the filing of this report, the Company has not yet completed the calculation to allocate the purchase price to the individual acquired assets and assumed liabilities or to determine the fair value associated with the acquired assets and assumed liabilities related to this transaction. This transaction will be accounted for as a business combination under FASB ASC 805.

United Asset Exchange Agreement and Piedmont – United Asset Exchange Agreement

On September 29, 2017, the Company and United entered into an asset exchange agreement (the “United Asset Exchange Agreement”) that provides (i) the Company would acquire from United certain of its exclusive rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products and certain cross-licensed brands in territory located in and around Spartanburg, South Carolina and in a portion of United’s territory located in and around Bluffton, South Carolina (collectively, the “United Distribution Business”) in exchange for (ii) the Company transferring to United certain of the Company’s exclusive rights, associated distribution assets and liabilities, and working capital relating to the distribution, promotion, marketing and sale of The Coca‑Cola Company-owned and -licensed beverage products and certain cross-licensed brands in territory located in parts of northwestern Alabama, south-central Tennessee and southeastern Mississippi previously served by the Company’s distribution centers located in Florence, Alabama and Laurel, Mississippi (collectively, the “Florence and Laurel Distribution Business”). A summary of the United Asset Exchange Agreement was provided in the October 2017 Form 8-K, and a copy of the United Asset Exchange Agreement was filed as Exhibit 2.3 thereto.

Concurrent with the execution of the United Asset Exchange Agreement, Piedmont Coca‑Cola Bottling Partnership, a non-wholly owned subsidiary of the Company (“Piedmont”), and United entered into an asset purchase agreement (the “Piedmont – United Asset Exchange Agreement”) that provides Piedmont would acquire from United the remainder of United’s Bluffton, South Carolina territory in exchange for Piedmont transferring to United certain of Piedmont’s territory located in northeastern Georgia (the “Northeastern Georgia Distribution Business”).

Subsequent to the end of the third quarter of 2017, on October 2, 2017, the Company and Piedmont closed the transactions contemplated by the United Asset Exchange Agreement and the Piedmont – United Asset Exchange Agreement (the “United Exchange Transactions” and, together with the CCR Exchange Transaction and the Memphis Territory Acquisition, the “October 2017 Expansion Transactions”). Each of the United Asset Exchange Agreement and the Piedmont – United Asset Exchange Agreement provides that, to the extent the value of the portion of the United Distribution Business acquired by the Company or Piedmont, as applicable, is not equal to the value of the Florence and Laurel Distribution Business or the Northeastern Georgia Distribution Business, as applicable, acquired by United (as such values are finally determined under the United Asset Exchange Agreement or the Piedmont – United Asset Exchange Agreement), the party receiving assets and distribution rights with the greater value is obligated to make a cash payment to the other party equal to the difference between the values.

At closing, the Company and Piedmont paid United a net cash purchase price of $3.4 million, representing an estimate of (i) the difference between the value of the portion of the United Distribution Business acquired by the Company and the value of the Florence and Laurel Distribution Business acquired by United, plus (ii) the difference between the value of the portion of the United Distribution Business acquired by Piedmont and the value of the Northeastern Georgia Distribution Business acquired by United, which such amounts remain subject to final resolution pursuant to the United Asset Exchange Agreement and the Piedmont – United Asset Exchange Agreement, respectively.

As it is impracticable at the time of the filing of this report, the Company has not yet completed the calculation to allocate the purchase price to the individual acquired assets and assumed liabilities or to determine the fair value associated with the acquired assets and assumed liabilities related to these transactions. Additionally, the Company has not completed the calculations to determine whether a gain or loss will occur as a result of the United Exchange Transactions, however, following the Company’s preliminary assessment, the Company expects to record a gain related to these transactions during the fourth quarter of 2017. These transactions will be accounted for as a business combination under FASB ASC 805.

As of October 1, 2017, the business being exchanged in the CCR Exchange Transaction met the accounting guidance criteria to be classified as held for sale. As such, the Company evaluated the assets and liabilities to determine whether the carrying value exceeded the fair value less any costs to sell based on the agreed-upon sale price. No impairments were recorded as of October 1, 2017 and the aggregate assets and liabilities held for sale have been presented as separate line items in the consolidated condensed balance sheet. The business being exchanged in the CCR Exchange Transaction did not meet the accounting guidance criteria to be classified as discontinued operations. The remaining transactions that closed on October 2, 2017 were not considered material for additional disclosure.

Our Business and the Nonalcoholic Beverage Industry

Coca‑Cola Bottling Co. Consolidated, a Delaware corporation, produces, markets and distributes nonalcoholic beverages in 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest independent Coca‑Cola bottler in the United States. Approximately 93% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage brands including Dr Pepper, Sundrop and Monster Energy. Our purpose is to honor God, serve others, pursue excellence and grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

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

Net sales by product category were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Bottle/can sales(1):
Sparkling beverages (carbonated)	$582,710	$455,748	$1,670,093	$1,273,277
Still beverages (noncarbonated, including energy products)	384,495	261,508	1,009,508	674,069
Total bottle/can sales	967,205	717,256	2,679,601	1,947,346

Other sales:
Sales to other Coca-Cola bottlers	104,619	58,683	274,317	169,938
Post-mix and other	90,702	73,089	243,601	197,584
Total other sales	195,321	131,772	517,918	367,522

Total net sales	$1,162,526	$849,028	$3,197,519	$2,314,868

(1)

During the second quarter of 2016, energy products were moved from the category of sparkling beverages to still beverages, which has been reflected in all periods presented. Total bottle/can sales remain unchanged in prior periods.

The nonalcoholic beverage market, which includes sparkling beverages and still beverages, is highly competitive. Our competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers and distributors of private label beverages. Our principal competitors include local bottlers of Pepsi-Cola and, in some regions, local bottlers of Dr Pepper, Royal Crown and/or 7‑Up products.

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

Areas of Emphasis

Key priorities for the Company include territory and manufacturing expansion, as discussed above, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.

Revenue Management:  Revenue management requires a strategy that reflects consideration for pricing of brands and packages within product categories and channels, highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key driver which has a significant impact on the Company’s results of operations.

Product Innovation and Beverage Portfolio Expansion:  Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. Recent product introductions from the Company and The Coca‑Cola Company include new flavor varieties within certain brands such as Coca‑Cola Zero Sugar, Fanta Sparkling Fruit, Minute Maid Refreshment, Monster, Dasani Drops, NOS, and Dasani Sparkling. New packaging introductions over the last several years include the 253-ml bottle, the 1.25-liter bottle, the 7.5-ounce sleek can, the 2-liter contour bottle for Coca‑Cola products, and the 16-ounce bottle/24-ounce bottle package.

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $407.1 million in the first three quarters of 2017 and $285.3 million in the first three quarters of 2016. Management of these costs will continue to be a key area of emphasis for the Company.

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

Results of Operations

Third Quarter Results

Our results of operations for the third quarter of 2017 and the third quarter of 2016 are highlighted in the table below and discussed in the following paragraphs:

	Third Quarter
(in thousands)	2017	2016	Change	% Change
Net sales	$1,162,526	$849,028	$313,498	36.9%
Cost of sales	752,202	521,838	230,364	44.1
Gross profit	410,324	327,190	83,134	25.4
Selling, delivery and administrative expenses	374,194	287,389	86,805	30.2
Income from operations	36,130	39,801	(3,671)	(9.2)
Interest expense, net	10,697	8,452	2,245	26.6
Other income, net	5,226	7,325	(2,099)	(28.7)
Income before income taxes	30,659	38,674	(8,015)	(20.7)
Income tax expense	11,748	13,121	(1,373)	(10.5)
Net income	18,911	25,553	(6,642)	(26.0)
Less: Net income attributable to noncontrolling interest	1,595	2,411	(816)	(33.8)
Net income attributable to Coca-Cola Bottling Co. Consolidated	$17,316	$23,142	$(5,826)	(25.2)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

Third Quarter 2017

•	$478.2 million in net sales and $10.3 million of operating income related to Expansion Territories and Expansion Facilities;
•	$13.2 million of expenses related to acquiring and transitioning Expansion Territories and Expansion Facilities; and
•	$5.3 million recorded in other income, net as a result of a favorable fair value adjustment to the Company’s contingent consideration liability related to Expansion Territories.

Third Quarter 2016

•	$174.5 million in net sales and $2.5 million of operating income related to Expansion Territories;
•	$9.8 million of expenses related to acquiring and transitioning Expansion Territories; and
•	$7.3 million recorded in other income, net as a result of a favorable fair value adjustment to the Company’s contingent consideration liability related to Expansion Territories.

Net Sales

Net sales increased $313.5 million, or 36.9%, to $1.16 billion in the third quarter of 2017, as compared to $849.0 million in the third quarter of 2016. The increase in net sales was primarily attributable to the following (in millions):

Third Quarter 2017	Attributable to:
$303.9	Net sales increase related to the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions
5.6

1.0% increase in bottle/can sales price per unit to retail customers in the Legacy Territories, the Expansion Territories acquired in fiscal 2014 (the “2014 Expansion Territories”) and the Expansion Territories acquired in fiscal 2015 (the “2015 Expansion Territories”)

4.0	Other
$313.5	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 83% of the Company’s total net sales in the third quarter of 2017, as compared to approximately 84% in the third quarter of 2016. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	Third Quarter		Sales Volume
Product Category	2017	2016	Increase
Sparkling beverages	65.1%	67.4%	27.2%
Still beverages (including energy products)	34.9%	32.6%	41.2%
Total bottle/can sales volume	100.0%	100.0%	31.8%

Bottle/can sales volume to retail customers, excluding the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions, increased 1.0% in the third quarter of 2017, which represented a 0.6% decrease in sparkling beverages and a 4.3% increase in still beverages as compared to the third quarter of 2016.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and purchase of finished goods.

Cost of sales increased $230.4 million, or 44.1%, to $752.2 million in the third quarter of 2017, as compared to $521.8 million in the third quarter of 2016. The increase in cost of sales was primarily attributable to the following (in millions):

Third Quarter 2017	Attributable to:
$215.8	Cost of sales increase related to the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions
11.5	Increase in purchases of finished goods and an increase in raw materials costs and manufacturing costs
3.1	Other
$230.4	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of sales: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. Total marketing funding support from

The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $32.5 million in the third quarter of 2017, as compared to $27.1 million in the third quarter of 2016.

The Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses, as described below.

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

S,D&A expenses increased by $86.8 million, or 30.2%, to $374.2 million in the third quarter of 2017, as compared to $287.4 million in the third quarter of 2016. S,D&A expenses as a percentage of net sales decreased to 32.2% in the third quarter of 2017 from 33.8% in the third quarter of 2016. The increase in S,D&A expenses was primarily attributable to the following (in millions):

Third Quarter 2017	Attributable to:
$45.4	Increase in employee salaries including bonus and incentives due to additional personnel added in the Expansion Transactions
8.4	Increase in employee benefit costs primarily due to additional group insurance expense and 401(k) employer matching contributions for employees added in the Expansion Transactions
5.2	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment from the Expansion Transactions
4.0	Increase in marketing expense primarily due to increased spending for media and cold drink sponsorships
3.7	Increase in employer payroll taxes primarily due to additional personnel added from the Expansion Transactions
3.4	Increase in expenses related to the Expansion Transactions, primarily professional fees and travel expenses related to due diligence
2.5	Increase in software expenses primarily due to increased maintenance expense
10.4	Other individually immaterial expense increases primarily related to the Expansion Transactions
3.8	Other individually immaterial increases
$86.8	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $147.9 million in the third quarter of 2017 and $104.9 million in the third quarter of 2016.

Interest Expense, Net

Interest expense, net, increased $2.2 million, or 26.6%, to $10.7 million in the third quarter of 2017, as compared to $8.5 million in the third quarter of 2016. The increase was primarily a result of interest paid on additional borrowings to fund the 2017 Expansion Transactions.

Other Income, Net

Other income, net included noncash income of $5.3 million in the third quarter of 2017 and noncash income of $7.3 million in the third quarter of 2016, each as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The fair value adjustment to the acquisition related contingent consideration liability during the third quarter of 2017 was primarily driven by a change in the risk-free interest rate. The fair value adjustments to the acquisition related contingent consideration liability during the third quarter of 2016 was primarily driven by a change in the projected future operating results of the Expansion Territories subject to sub-bottling fees and changes in the risk-free interest rate.

Each reporting period, the Company adjusts its contingent consideration liability related to the Expansion Territories to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Final CBA using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates; projected future operating results; and post-closing settlement of cash purchase prices for the Expansion Territories. These future expected sub-bottling payments extend through the life of the related distribution asset acquired in each Expansion Transaction for Expansion Territories, which is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

Income Tax Expense

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes, was 38.3% for the third quarter of 2017 and 33.9% for the third quarter of 2016. The increase in the effective tax rate was primarily driven by lower income before income taxes and an increase in non-deductible expenses. The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 40.4% for the third quarter of 2017 and 36.2% for the third quarter of 2016.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest, which is related to the portion of Piedmont owned by The Coca‑Cola Company, of $1.6 million in the third quarter of 2017 and $2.4 million in the third quarter of 2016.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.4 million in the third quarter of 2017 and $0.3 million in the third quarter of 2016. The increase was primarily a result of actuarial losses on the Company’s pension and postretirement benefit plans.

First Three Quarters Results

Our results of operations for the first three quarters of 2017 and the first three quarters of 2016 are highlighted in the table below and discussed in the following paragraphs:

	First Three Quarters
(in thousands)	2017	2016	Change	% Change
Net sales	$3,197,519	$2,314,868	$882,651	38.1%
Cost of sales	2,039,996	1,424,073	615,923	43.3
Gross profit	1,157,523	890,795	266,728	29.9
Selling, delivery and administrative expenses	1,060,472	783,857	276,615	35.3
Income from operations	97,051	106,938	(9,887)	(9.2)
Interest expense, net	30,607	27,621	2,986	10.8
Other expense, net	32,569	26,100	6,469	24.8
Loss on exchange of franchise territory	-	692	(692)	(100.0)
Income before income taxes	33,875	52,525	(18,650)	(35.5)
Income tax expense	11,800	18,681	(6,881)	(36.8)
Net income	22,075	33,844	(11,769)	(34.8)
Less: Net income attributable to noncontrolling interest	3,462	5,091	(1,629)	(32.0)
Net income attributable to Coca-Cola Bottling Co. Consolidated	$18,613	$28,753	$(10,140)	(35.3)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

First Three Quarters 2017

•	$1.22 billion in net sales and $30.1 million of operating income related to Expansion Territories and Expansion Facilities;
•	$32.4 million of expenses related to acquiring and transitioning Expansion Territories and Expansion Facilities;
•	$23.1 million recorded in other expense, net as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to Expansion Territories; and
•

$9.4 million recorded in other expense, net for net working capital and other fair value adjustments related to the January 2016 Expansion Transactions (as defined in Note 2 to the consolidated condensed financial statements) that were made beyond one year from the acquisition date. This amount remains payable to The Coca‑Cola Company.

First Three Quarters 2016

•	$372.6 million in net sales and $17.2 million of operating income related to Expansion Territories;
•	$26.1 million recorded in other expense, net as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to Expansion Territories;
•	$23.2 million of expenses related to acquiring and transitioning Expansion Territories;
•	$4.2 million pre-tax favorable mark-to-market adjustments related to the Company’s commodity hedging program; and
•	$4.0 million of additional expense related to increased charitable contributions.

Net Sales

Net sales increased $882.7 million, or 38.1%, to $3.20 billion in the first three quarters of 2017, as compared to $2.31 billion in the first three quarters of 2016. The increase in net sales was primarily attributable to the following (in millions):

First Three Quarters 2017	Attributable to:
$843.3	Net sales increase related to the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions
25.8	1.6% increase in bottle/can sales volume to retail customers in the Legacy Territories, the 2014 Expansion Territories and the 2015 Expansion Territories
13.5	0.8% increase in bottle/can sales price per unit to retail customers in the Legacy Territories, the 2014 Expansion Territories and the 2015 Expansion Territories
(5.7)	Decrease in external transportation revenue
5.4	5.7% increase in post-mix sales price per unit
(4.0)	3.0% decrease in sales price per unit to other Coca-Cola bottlers
4.4	Other
$882.7	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in both the first three quarters of 2017 and the first three quarters of 2016.

Product category sales volume as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	First Three Quarters		Sales Volume
Product Category	2017	2016	Increase
Sparkling beverages	67.9%	69.7%	30.5%
Still beverages (including energy products)	32.1%	30.3%	42.3%
Total bottle/can sales volume	100.0%	100.0%	34.1%

Bottle/can sales volume to retail customers, excluding the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions, increased 1.6% in the first three quarters of 2017, which represented a 0.5% increase in sparkling beverages and a 4.1% increase in still beverages as compared to the first three quarters of 2016.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first three quarters of 2017, approximately 64% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption.

The following table summarizes the percentage of the Company’s total bottle/can sales volume and the percentage of the Company’s total net sales, which are included in the Nonalcoholic Beverages operating segment, attributed to its largest customers:

	First Three Quarters
	2017	2016
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	19%	20%
The Kroger Company	9%	6%
Food Lion, LLC	6%	8%
Total approximate percent of the Company’s total bottle/can sales volume	34%	34%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	7%	4%
Food Lion, LLC	4%	6%
Total approximate percent of the Company’s total net sales	25%	24%

Cost of Sales

Cost of sales increased $615.9 million, or 43.3%, to $2.04 billion in the first three quarters of 2017, as compared to $1.42 billion in the first three quarters of 2016. The increase in cost of sales was primarily attributable to the following (in millions):

First Three Quarters 2017	Attributable to:
$579.4	Cost of sales increase related to the YTD 2017 Expansion Transactions and the 2016 Expansion Transactions
23.8	Increase in purchases of finished goods and an increase in raw materials costs and manufacturing costs
15.0	1.6% increase in bottle/can sales volume to retail customers in the Legacy Territories, the 2014 Expansion Territories and the 2015 Expansion Territories
(12.8)	Decrease in external transportation cost of sales
10.5	Other
$615.9	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $89.4 million in the first three quarters of 2017, as compared to $73.4 million in the first three quarters of 2016.

S,D&A Expenses

S,D&A expenses increased by $276.6 million, or 35.3%, to $1.06 billion in the first three quarters of 2017, as compared to $783.9 million in the first three quarters of 2016. S,D&A expenses as a percentage of net sales decreased to 33.2% in the first three quarters of 2017 from 33.9% in the first three quarters of 2016. The increase in S,D&A expenses was primarily attributable to the following (in millions):

First Three Quarters 2017	Attributable to:
$139.8	Increase in employee salaries including bonus and incentives due to additional personnel added in the Expansion Transactions
26.3	Increase in employee benefit costs primarily due to additional group insurance expense and 401(k) employer matching contributions for employees added in the Expansion Transactions
17.9	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment from the Expansion Transactions
13.2	Increase in expenses related to the Expansion Transactions, primarily professional fees and travel expenses
12.9	Increase in marketing expense primarily due to increased spending for media and cold drink sponsorships
11.6	Increase in employer payroll taxes primarily due to additional personnel added from the Expansion Transactions
6.4	Increase in vending and fountain parts expense primarily related to the Expansion Territories
6.1	Increase in software expenses primarily due to increased maintenance expense
5.8	Increase in property, vehicle and other taxes primarily related to the Expansion Territories
5.7	Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims due to additional personnel added from the Expansion Transactions
5.5	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily due to the Expansion Transactions and commodity hedging activities
3.5	Increase in rental expense due primarily to additional equipment and facilities rent expense related to the Expansion Territories
3.2	Increase in facilities expense from Expansion Facilities
11.6	Other individually immaterial expense increases primarily related to the Expansion Territories
7.1	Other individually immaterial increases
$276.6	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, totaled $407.1 million in the first three quarters of 2017 and $285.3 million in the first three quarters of 2016.

Interest Expense, Net

Interest expense, net, increased $3.0 million, or 10.8%, to $30.6 million in the first three quarters of 2017, as compared to $27.6 million in the first three quarters of 2016. The increase was primarily a result of interest paid on additional borrowings to fund the 2017 Expansion Transactions.

Other Expense, Net

Other expense, net included a noncash charge of $23.1 million in the first three quarters of 2017 and a noncash charge of $26.1 million in the first three quarters of 2016, each as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The fair value adjustment to the acquisition related contingent consideration liability during the first three quarters of 2017 was primarily driven by a change in the risk-free interest rate. The fair value adjustments to the acquisition related contingent consideration liability during the first three quarters of 2016 was primarily driven by a change in the projected future operating results of the Expansion Territories subject to sub-bottling fees and changes in the risk-free interest rate.

Other expense, net also included $9.4 million for net working capital and other fair value adjustments related to the January 2016 Expansion Transactions. As these adjustments were made beyond one year from the acquisition date, the Company recorded the adjustments through its consolidated condensed statements of operations. This amount remains payable to The Coca‑Cola Company.

Income Tax Expense

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes, was 34.8% for the first three quarters of 2017 and 35.6% for the first three quarters of 2016. The decrease in the effective tax rate was primarily driven by a reduction in the valuation allowance resulting from the Company’s assessment of its ability to use certain loss carryforwards and a reduction to the Company’s uncertain tax positions resulting from the expiration of the statute of limitations.

The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 38.8% for the first three quarters of 2017 and 39.4% for the first three quarters of 2016.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest, which is related to the portion of Piedmont owned by The Coca‑Cola Company, of $3.5 million in the first three quarters of 2017 and $5.1 million in the first three quarters of 2016.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.3 million in the first three quarters of 2017 and $0.9 million in the first three quarters of 2016. The increase was primarily a result of actuarial losses on the Company’s pension and postretirement benefit plans.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board ASC 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, operating income, and assets. The remaining three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into an “All Other” reportable segment.

The Company’s results for its two reportable segments are as follows:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Net sales:
Nonalcoholic Beverages	$1,103,017	$826,683	$3,043,587	$2,251,491
All Other	120,660	59,530	317,121	163,636
Eliminations(1)	(61,151)	(37,185)	(163,189)	(100,259)
Consolidated net sales	$1,162,526	$849,028	$3,197,519	$2,314,868

Income from operations:
Nonalcoholic Beverages	$32,525	$38,421	$86,228	$102,267
All Other	3,605	1,380	10,823	4,671
Consolidated income from operations	$36,130	$39,801	$97,051	$106,938

(1)

The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

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

The following tables reconcile reported GAAP results to comparable results (non-GAAP) for the third quarter of 2017 and the third quarter of 2016:

		Third Quarter 2017
(in thousands, except per share data)		Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)		$1,162,526	$36,130	$30,659	$17,316	$1.86
Fair value adjustments for commodity hedges	A	-	(3,401)	(3,401)	(2,088)	(0.22)
Amortization of converted distribution rights	B	-	2,760	2,760	1,695	0.18
2017 & 2016 acquisitions impact	C	(478,272)	(10,329)	(10,329)	(6,342)	(0.68)
Expansion Transaction expenses	D	-	13,148	13,148	8,073	0.85
Fair value adjustment of acquisition related contingent consideration	E	-	-	(5,225)	(3,208)	(0.34)
Total reconciling items		(478,272)	2,178	(3,047)	(1,870)	(0.21)
Comparable results (non-GAAP)		$684,254	$38,308	$27,612	$15,446	$1.65

		Third Quarter 2016
(in thousands, except per share data)		Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)		$849,028	$39,801	$38,674	$23,142	$2.48
Fair value adjustments for commodity hedges	A	-	(388)	(388)	(239)	(0.03)
2016 acquisitions impact	C	(174,420)	(2,512)	(2,512)	(1,545)	(0.17)
Expansion Transaction expenses	D	-	9,780	9,780	6,015	0.65
Impact of changes in product supply governance	F	-	(1,614)	(1,614)	(993)	(0.11)
Fair value adjustment of acquisition related contingent consideration	E	-	-	(7,365)	(4,530)	(0.48)
Total reconciling items		(174,420)	5,266	(2,099)	(1,292)	(0.14)
Comparable results (non-GAAP)		$674,608	$45,067	$36,575	$21,850	$2.34

The following tables reconcile reported GAAP results to comparable results (non-GAAP) for the first three quarters of 2017 and the first three quarters of 2016:

		First Three Quarters 2017
(in thousands, except per share data)		Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)		$3,197,519	$97,051	$33,875	$18,613	$2.00
Fair value adjustments for commodity hedges	A	-	(2,541)	(2,541)	(1,560)	(0.16)
Amortization of converted distribution rights	B	-	5,520	5,520	3,390	0.36
January 2016 Expansion Transactions settlement	G	-	-	9,442	5,797	0.62
2017 & 2016 acquisitions impact	C	(1,215,827)	(30,099)	(30,099)	(18,480)	(1.97)
Expansion Transaction expenses	D	-	32,374	32,374	19,877	2.09
Fair value adjustment of acquisition related contingent consideration	E	-	-	23,140	14,208	1.52
Total reconciling items		(1,215,827)	5,254	37,836	23,232	2.46
Comparable results (non-GAAP)		$1,981,692	$102,305	$71,711	$41,845	$4.46

		First Three Quarters 2016
(in thousands, except per share data)		Net sales	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)		$2,314,868	$106,938	$52,525	$28,753	$3.09
Fair value adjustments for commodity hedges	A	-	(4,198)	(4,198)	(2,583)	(0.28)
2016 acquisitions impact	C	(372,550)	(17,220)	(17,220)	(10,591)	(1.14)
Expansion Transaction expenses	D	-	23,208	23,208	14,273	1.54
Special charitable contribution	H	-	4,000	4,000	2,460	0.26
Exchange of franchise territories	I	-	-	692	426	0.05
Impact of changes in product supply governance	F	-	(4,932)	(4,932)	(3,034)	(0.33)
Fair value adjustment of acquisition related contingent consideration	E	-	-	26,060	16,027	1.72
Total reconciling items		(372,550)	858	27,610	16,978	1.82
Comparable results (non-GAAP)		$1,942,318	$107,796	$80,135	$45,731	$4.91

Following is an explanation of non-GAAP adjustments:

A.

The Company enters into derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline for the Company’s delivery fleet and other vehicles in order to mitigate commodity risk. The Company accounts for commodity hedges on a mark-to-market basis.

B.

The Company and The Coca‑Cola Company entered into a comprehensive beverage agreement on March 31, 2017 (as amended, the "Final CBA"). Concurrent with entering into the Final CBA in the first quarter of 2017, the Company converted its franchise rights for the Legacy Territories to distribution rights, to be amortized over an estimated useful life of 40 years. Adjustment reflects the net amortization expense associated with the conversion of the Company's franchise rights.

C.	Adjustment reflects the financial performance of the 2016 and 2017 Expansion Transactions.

D.	Adjustment reflects expenses related to the Expansion Transactions, which primarily include professional fees and expenses related to due diligence, and information technologies system conversions.

E.

This non-cash, fair value adjustment of acquisition-related contingent consideration fluctuates based on factors such as long-term interest rates, projected future results, and final settlements of acquired territory values.

F.

Adjustment reflects the gross profit on sales to other Coca‑Cola bottlers prior to the adoption of the Final Regional Manufacturing Agreement (the “Final RMA”) on March 31, 2017. Under the terms of the Final RMA, a standardized pricing methodology was implemented, which reduced the gross profit on net sales of the Company to other Coca‑Cola bottlers. To compensate the Company for its reduction of gross profit under the terms of the Final RMA, The Coca‑Cola Company has agreed to provide the Company an aggregate valuation adjustment through a payment or credit.

G.

Adjustment includes a charge within other expense for net working capital and other fair value adjustments related to the January 2016 Expansion Transactions that were made beyond one year from the acquisition date.

H.	A special charitable contribution was made during the first quarter of 2016.

I.	Adjustment relates to the post-closing adjustment under the 2015 Asset Exchange Agreement completed in the second quarter of 2016.

Financial Condition

Total assets increased to $2.91 billion on October 1, 2017, from $2.45 billion on January 1, 2017. The increase in total assets is primarily attributable to the Expansion Transactions, contributing to an increase in total assets of $283.0 million from January 1, 2017. In addition, the Company had additions to property, plant and equipment of $115.0 million during the first three quarters of 2017, which excludes $161.2 million in property, plant and equipment acquired in the YTD 2017 Expansion Transactions.

Net working capital, defined as current assets less current liabilities, was $355.6 million on October 1, 2017, which was an increase of $219.7 million from January 1, 2017.

Significant changes in net working capital on October 1, 2017 from January 1, 2017 were as follows:

•	An increase in accounts receivable, trade of $110.4 million primarily as a result of accounts receivable from the YTD 2017 Expansion Transactions.
•	An increase of $30.1 million in accounts payable to The Coca‑Cola Company primarily as a result of activity from the YTD 2017 Expansion Transactions and the timing of payments.
•	An increase in inventories of $48.4 million primarily as a result of inventories from the YTD 2017 Expansion Transactions.
•

An increase in prepaid and other current assets of $65.8 million primarily as a result of a $56.5 million payment during the third quarter of 2017 toward the purchase price of the October 2017 Expansion Transactions, which closed subsequent to the end of the third quarter.

•	An increase in assets held for sale of $129.0 million and an increase in liabilities held for sale of $20.0 million, related to the October 2017 Expansion Transactions.
•	An increase in accounts payable, trade of $65.9 million primarily as a result of purchases from the YTD 2017 Expansion Transactions.
•	An increase in other accrued liabilities of $14.4 million primarily as a result of the timing of payments.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt, other than capital leases, from public markets and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these consolidated condensed financial statements. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

On February 27, 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (the “Private Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company used the proceeds toward repayment of outstanding indebtedness under the Revolving Credit Facility (as defined below) and for other general corporate purposes. The Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the Private Shelf Facility in an aggregate principal amount of up to $175 million.

In October 2014, the Company entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”), and in April 2015, the Company exercised an accordion feature which established a $450 million aggregate maximum borrowing capacity on the Revolving Credit Facility. The $450 million borrowing capacity includes up to $50 million available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019.

The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The Company had outstanding borrowings on the Revolving Credit Facility of $247.0 million on October 1, 2017 and $152.0 million on January 1, 2017.

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit rating. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of Senior Notes that matured on June 15, 2016.

The Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of October 1, 2017. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources for the next twelve months.

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

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings during the first three quarters of 2017 from the prior year and the credit ratings are currently stable. As of October 1, 2017, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Net debt and capital lease obligations were as follows:

(in thousands)	October 1, 2017	January 1, 2017
Debt	$1,127,847	$907,254
Capital lease obligations	43,127	48,721
Total debt and capital lease obligations	1,170,974	955,975
Less: Cash and cash equivalents	11,922	21,850
Total net debt and capital lease obligations (1)	$1,159,052	$934,125

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

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of October 1, 2017, interest expense for the next twelve months would increase by approximately $5.5 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability incurred as a result of the Expansion Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. The following is a summary of the Level 3 activity:

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Opening balance - Level 3 liability	$319,102	$228,768	$253,437	$136,570
Increase due to acquisitions	-	-	46,086	68,039
Payments/current payables	(4,944)	(2,995)	(13,730)	(12,261)
(Favorable)/unfavorable fair value adjustment	(5,225)	(7,365)	23,140	26,060
Ending balance - Level 3 liability	$308,933	$218,408	$308,933	$218,408

Cash Sources and Uses

The primary sources of cash for the Company in the first three quarters of 2017 were debt financings, a one-time fee paid to the Company by CCR pursuant to the Territory Conversion Agreement in connection with the conversion of the Bottling Agreements to the Final CBA and operating activities. The primary uses of cash in the first three quarters of 2017 were acquisitions of Expansion Territories and Expansion Facilities and additions to property, plant and equipment. The primary sources of cash for the Company in the first three quarters of 2016 were debt financings and operating activities. The primary uses of cash in the first three quarters of 2016 were acquisitions of Expansion Territories and Expansion Facilities, debt repayments and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	First Three Quarters
(in thousands)	2017	2016
Cash Sources:
Borrowings under Revolving Credit Facility	$333,000	$310,000
Borrowings under Term Loan Facility	-	300,000
Adjusted cash provided by operating activities(1)	141,672	131,061
Proceeds from issuance of Senior Notes	125,000	-
Bottling conversion agreement fee	87,066	-
Proceeds from cold drink equipment	8,400	-
Refund of income tax payments	-	8,147
Other	559	370
Total cash sources	$695,697	$749,578

Cash Uses:
Payments on Revolving Credit Facility	$238,000	$245,000
Acquisition of Expansion Territories and Expansion Facilities, net of cash acquired	227,769	174,571
Payments on Senior Notes	-	164,757
Additions to property, plant and equipment (exclusive of acquisitions)	114,953	124,599
Prepayment of funds for October 2017 Expansion Transactions	56,498	-
Glacéau distribution agreement consideration	15,598	-
Income tax payments	14,779	-
Payment of acquisition related contingent consideration	11,650	10,470
Pension plans contributions	11,600	11,120
Cash dividends paid	6,995	6,980
Principal payments on capital lease obligations	5,594	5,279
Investment in CONA Services LLC	1,976	7,216
Other	213	867
Total cash uses	$705,625	$750,859
Net increase (decrease) in cash	$(9,928)	$(1,281)

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

Cash Flows From Operating Activities

During the first three quarters of 2017, cash provided by operating activities was $202.4 million, which was an increase of $74.3 million as compared to the first three quarters of 2016. In addition to the cash generated from the Expansion Territories, the increase was primarily driven by an $87.1 million, one-time fee paid to the Company by CCR pursuant to the Territory Conversion Agreement.

Cash Flows From Investing Activities

During the first three quarters of 2017, cash used in investing activities was $407.9 million, which was an increase of $101.8 million as compared to the first three quarters of 2016. The increase was driven primarily by $227.8 million in cash used to finance the Expansion Transactions, a $56.5 million payment toward the October 2017 Expansion Transactions and a $15.6 million payment to The Coca‑Cola Company in order to acquire rights to market, promote, distribute and sell glacéau products in certain geographic territories and for The Coca‑Cola Company to terminate a distribution arrangement with the prior distributor in these territories.

Additions to property, plant and equipment during the first three quarters of 2017 were $115.0 million, of which $13.7 million were accrued in accounts payable, trade. These additions exclude $161.2 million in property, plant and equipment acquired in the YTD 2017 Expansion Transactions and $8.4 million in proceeds from cold drink equipment.

Additions to property, plant and equipment during the first three quarters of 2017 were funded with cash flows from operations and available credit facilities. The Company anticipates additions to property, plant and equipment for the remainder of 2017 will be in the range of $70 million to $95 million, excluding the October 2017 Expansion Transactions.

Additions to property, plant and equipment during the first three quarters of 2016 were $124.6 million, of which $8.8 million were accrued in accounts payable, trade. These additions exclude $159.0 million in property, plant and equipment acquired in the 2016 Expansion Transactions completed during the first three quarters of 2016.

Cash Flows From Financing Activities

During the first three quarters of 2017, cash provided by financing activities was $195.5 million, which was an increase of $18.9 million as compared to the first three quarters of 2016. The increase was primarily driven by borrowings, net of payments on debt facilities, across all debt instruments during the first three quarters of 2017 as compared to the first three quarters of 2016, which was driven by an increase in cash requirements to fund the 2017 Expansion Transactions.

During the first three quarters of 2017, the Company had cash payments of $11.7 million for acquisition related contingent consideration. The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions is in the range of $19 million to $37 million.

Significant Accounting Policies

See Note 1 to the consolidated condensed financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $32.5 million of debt for these entities as of October 1, 2017. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca‑Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.

In the event either of these manufacturing cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantees. As of October 1, 2017, the Company’s maximum exposure under these guarantees, if both cooperatives borrowed up to their aggregate borrowing capacity, would have been $74.3 million, including the Company’s equity interests. See Note 15 to the consolidated condensed financial statements for additional information.

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

	Third Quarter		First Three Quarters
(in thousands)	2017	2016	2017	2016
Cost of sales - increase/(decrease)	$(2,446)	$(46)	$(3,015)	$(1,214)
S,D&A expenses - increase/(decrease)	(1,575)	316	(591)	(368)
Net impact	$(4,021)	$270	$(3,606)	$(1,582)

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

•

the Company’s belief that the various lawsuits, claims and other legal proceedings that arise in the ordinary course of business will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, financial position or cash flows;

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

•

the Company’s belief that it has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months;

•	the Company’s belief that all of the banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $54.8 million, assuming no change in volume;

•

the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but that such changes will not have a significant impact on the consolidated condensed financial statements;

•	the Company’s expectation that certain territories of CCR will be sold to bottlers that are neither members of CONA nor users of the CONA System;
•

the Company’s belief that the amount it could pay annually under the acquisition related contingent consideration arrangements for the Expansion Transactions will be in the range of $19 million to $37 million;

•

the Company’s belief that the covenants in the Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility will not restrict its liquidity or capital resources for the next twelve months;

•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that it will not make any additional contributions to the two Company-sponsored pension plans for the remainder of 2017;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•

the Company’s expectation that additions to property, plant and equipment for the remainder of 2017 will be in the range of $70 million to $95 million, excluding any additional Expansion Transactions expected to close in 2017;

•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•

the Company’s belief that key priorities include territory and manufacturing expansion, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•

the Company’s estimates of the inputs used in the calculation and adjustment of the fair value of its acquisition related contingent consideration liability related to the Expansion Territories, including the amounts that will be paid by the Company in the future under the Final CBA and the Company’s WACC; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of October 1, 2017, interest expense for the next twelve months would increase by approximately $5.5 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2016, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Significant Accounting Policies” in our consolidated condensed financial statements, or in other filings or statements made by the Company. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to certain market risks that arise in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for trading or speculative purposes. A discussion of the Company’s primary market risk exposure and interest rate risk is presented below.

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of October 1, 2017, interest expense for the next twelve months would increase by approximately $5.5 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value at each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Final CBA related to the Expansion Territories. As a result, any changes in the underlying risk-free interest rates will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $54.8 million assuming no change in volume.

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

Item 4.Controls and Procedures.

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2017.

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on its results of operations, financial position or cash flows. The Company maintains liability insurance for certain risks that is subject to certain self-insurance limits.

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10‑K for 2016.

Item 6.	Exhibits.

Number	Description	Incorporated by Reference or Filed Herewith
2.1+	Asset Exchange Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0-9286).
2.2+	Asset Purchase Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0-9286).
2.3+	Asset Exchange Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Bottling Company United, Inc.	Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0-9286).
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017 (File No. 0-9286).
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

4.2	Fifth Amended and Restated Promissory Note, dated as of September 18, 2017, by and between the Company and Piedmont Coca‑Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 0-9286).
4.3	Revolving Credit Loan Agreement, dated as of September 18, 2017, by and between the Company and Piedmont Coca‑Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 0-9286).
12	Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101

Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca‑Cola Bottling Co. Consolidated for the quarter ended October 1, 2017, filed on November 7, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations; (ii) the Consolidated Condensed Statements of Comprehensive Income; (iii) the Consolidated Condensed Balance Sheets; (iv) the Consolidated Condensed Statements of Changes in Equity; (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to the Consolidated Condensed Financial Statements.

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

COCA‑COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 7, 2017	By:	/s/ Clifford M. Deal, III
Clifford M. Deal, III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: November 7, 2017	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer of the Registrant)