Form 10-K
period 2017-12-31
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2018-02-28
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-9286

COCA-COLA BOTTLING CO. CONSOLIDATED

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca-Cola Plaza, Charlotte, North Carolina 28211

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (704) 557-4400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	The NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Market Value as of June 30, 2017
Common Stock, $l.00 Par Value	$1,066,187,233
Class B Common Stock, $l.00 Par Value	*

*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 16, 2018
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,192,722

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Section 14 of the Act with respect to the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14.

PART I

Item 1.	Business

Introduction

Coca‑Cola Bottling Co. Consolidated, a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “CCBCC,” “we,” “our” or “us”), distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest independent Coca‑Cola bottler in the United States. Approximately 93% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage brands including Dr Pepper, Sundrop and Monster Energy. Our purpose is to honor God, to serve others, to pursue excellence and to grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

Ownership

As of December 31, 2017, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors. J. Frank Harrison, III, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

Beverage Products

We offer a range of nonalcoholic beverage products and flavors designed to meet the demands of our consumers, including both sparkling and still beverages. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca‑Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

Our sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Other sales include sales to other Coca‑Cola bottlers and “post-mix” products. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

Bottle/can sales represented approximately 84%, 84% and 82% of total net sales for fiscal 2017 (“2017”), fiscal 2016 (“2016”) and fiscal 2015 (“2015”), respectively. The sparkling beverage category represented approximately 63%, 66% and 70% of total bottle/can sales during 2017, 2016 and 2015, respectively.

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies.

The Coca-Cola Company Products				Beverage Products Licensed
Sparkling Beverages		Still Beverages		by Other Beverage Companies
Barqs Root Beer	Fanta Zero	Core Power(1)	Peace Tea	Diet Dr Pepper
Cherry Coke	Fresca	Dasani	POWERade	Dr Pepper
Cherry Coke Zero	Mello Yello	Dasani Flavors	POWERade Zero	Full Throttle
Coca-Cola	Mello Yello Zero	Dunkin’ Donuts Iced Coffee(1)	Tum-E Yummies	Monster Energy products
Coca-Cola Life	Minute Maid Sparkling	FUZE	Yup Milk(1)	NOS®
Coca-Cola Vanilla	Pibb Xtra	glacéau smartwater	ZICO	Sundrop
Coca-Cola Zero Sugar	Seagrams Ginger Ale	glacéau vitaminwater
Dasani Sparkling	Sprite	Gold Peak Tea
Diet Barqs Root Beer	Sprite Zero	Hi-C
Diet Coke	Surge	Honest Tea
Diet Coke Splenda®	TAB	Minute Maid Adult Refreshments
Fanta Flavors		Minute Maid Juices To Go

(1) Indicates brands for which The Coca‑Cola Company has a license, joint venture or strategic partnership.

System Transformation

We recently concluded a series of transactions with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, which were initiated in April 2013 as part of The Coca‑Cola Company’s multi-year refranchising of its North American bottling territories (the “System Transformation”). Through several asset purchase and asset exchange transactions with The Coca‑Cola Company, CCR and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, we significantly expanded our distribution and manufacturing operations through the acquisition and exchange of distribution territories and regional manufacturing facilities.

Following the completion of the System Transformation, we are party to several key agreements that (i) provide us with rights to distribute, market and manufacture beverage products and (ii) coordinate our role in the North American Coca‑Cola system. The following sections summarize certain of these key agreements.

Beverage Distribution and Manufacturing Agreements

We have rights to distribute, promote, market and sell certain nonalcoholic beverages of The Coca‑Cola Company pursuant to a comprehensive beverage agreement with The Coca‑Cola Company and CCR. We also have rights to manufacture, produce and package certain beverages bearing trademarks of The Coca‑Cola Company pursuant to a regional manufacturing agreement with The Coca‑Cola Company. These agreements, which are the principal agreements we have with The Coca‑Cola Company and its affiliates following completion of the System Transformation, are described below under the headings “Distribution Agreement with The Coca‑Cola Company and CCR” and “Manufacturing Agreement with The Coca‑Cola Company.”

In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to distribute certain beverage brands owned by other beverage companies, including Dr Pepper and Monster Energy, pursuant to agreements with such other beverage companies. These agreements are described below under the heading “Distribution Agreements with Other Beverage Companies.”

Distribution Agreement with The Coca‑Cola Company and CCR

We have exclusive rights to distribute, promote, market and sell certain beverages and beverage products of The Coca‑Cola Company in certain territories pursuant to a comprehensive beverage agreement with The Coca‑Cola Company and CCR entered into on March 31, 2017 (as amended, the “CBA”), in exchange for which we are required to make quarterly sub-bottling payments to CCR. The amount of these payments is based on gross profit derived from our sales of beverages and beverage products of The Coca‑Cola Company as well as certain cross-licensed beverage brands not owned or licensed by The Coca‑Cola Company. These sub-bottling payments to CCR are for the territories we acquired in the System Transformation, and are not applicable to those territories we served prior to the System Transformation or to those territories we acquired in an exchange transaction. Since March 31, 2017, we entered into a series of amendments to the CBA with The Coca‑Cola Company and CCR to add or remove, as applicable, all territories we acquired or exchanged after that date in the System Transformation.

As of December 31, 2017, the estimated fair value of the contingent consideration related to future sub-bottling payments was $381.3 million. Each quarter, we adjust the liability to fair value to reflect the estimated fair value of the contingent consideration related to future sub-bottling payments. See Note 15 to the consolidated financial statements for additional information.

The CBA contains provisions that apply in the event of a potential sale of our company or our aggregate businesses related to the distribution, promotion, marketing and sale of beverages and beverage products of The Coca‑Cola Company. Pursuant to the CBA, we may only sell our distribution business to either The Coca‑Cola Company or third-party buyers approved by The Coca‑Cola Company. We may obtain a list of approved third-party buyers from The Coca‑Cola Company on an annual basis or can seek The Coca‑Cola Company’s approval of a potential buyer upon receipt of a third-party offer to purchase our distribution business. If we wish to sell our distribution business to The Coca‑Cola Company and are unable to agree with The Coca‑Cola Company on the terms of a binding purchase and sale agreement, including the purchase price for our distribution business, the CBA provides that we may either withdraw from negotiations or initiate a third-party valuation process to determine the purchase price and, upon this determination, opt to continue with our potential sale to The Coca‑Cola Company. If we elect to continue with our potential sale, The Coca‑Cola Company will then have the option to (i) purchase our distribution business at the purchase price determined by the third-party valuation process and pursuant to the sale terms set forth in the CBA (including, to the extent not otherwise agreed to by us and The Coca‑Cola Company, default non-price terms and conditions of the acquisition agreement), or (ii) elect not to purchase our distribution business, in which case the CBA will be automatically amended to, among other things, permit us to sell our distribution business to any third party without obtaining The Coca‑Cola Company’s prior approval.

The CBA further provides:

•

the right of The Coca‑Cola Company to terminate the CBA in the event of an uncured default by us, in which case The Coca‑Cola Company (or its designee) is required to acquire our distribution business;

•

the requirement that we maintain an annual equivalent case volume per capita change rate that is not less than one standard deviation below the median of the rates for all U.S. Coca‑Cola bottlers for the same period; and

•	the requirement that we make minimum, ongoing capital expenditures in our distribution business at a specified level.

The CBA prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products (i) other than the beverages and beverage products of The Coca‑Cola Company and expressly permitted cross-licensed brands, and (ii) unless otherwise consented to by The Coca‑Cola Company. The CBA has a term of ten years and is renewable by us indefinitely for successive additional terms of ten years, unless earlier terminated as provided therein.

As part of the System Transformation, on March 31, 2017, each of our then-existing bottling agreements for The Coca‑Cola Company beverage brands was automatically amended, restated and converted into the CBA (the “Bottling Agreement Conversion”), pursuant to a territory conversion agreement we entered into with The Coca‑Cola Company and CCR on September 23, 2015 (as amended, the “Territory Conversion Agreement”). The Bottling Agreement Conversion included, subject to certain limited exceptions, all of our then-existing comprehensive beverage agreements, master bottle contracts, allied bottle contracts and other bottling agreements with The Coca‑Cola Company or CCR that authorized us to produce and/or distribute beverages and beverage products of The Coca‑Cola Company in all territories where we (or one of our affiliates) had rights to market, promote, distribute and sell beverage products owned or licensed by The Coca‑Cola Company.

In connection with the Bottling Agreement Conversion, each then-existing bottling agreement for The Coca‑Cola Company beverage brands between The Coca‑Cola Company and certain of our subsidiaries, including Piedmont Coca‑Cola Bottling Partnership, a partnership formed by us and The Coca‑Cola Company (“Piedmont”), was also amended, restated and converted into a comprehensive beverage agreement with The Coca‑Cola Company, pursuant to which the subsidiary was granted certain exclusive rights to distribute, promote, market and sell certain beverages and beverage products of The Coca‑Cola Company in certain territories. These comprehensive beverage agreements are substantially similar to the CBA and, as with the treatment of the territories served by the Company prior to the System Transformation under the CBA, do not require our subsidiaries to make quarterly sub-bottling payments to CCR.

Manufacturing Agreement with The Coca‑Cola Company

We have rights to manufacture, produce and package certain beverages and beverage products of The Coca‑Cola Company at our manufacturing facilities pursuant to a regional manufacturing agreement with The Coca‑Cola Company entered into on March 31, 2017 (as amended, the “RMA”). These beverages may be distributed by us for our own account in accordance with the CBA, or may be sold by us to certain other U.S. Coca‑Cola bottlers and to the Coca‑Cola North America division of The Coca‑Cola Company (“CCNA”) in accordance with the RMA. Pursuant to the RMA, the prices, or certain elements of the formulas used to determine the prices, that the Company charges for these sales to CCNA or other U.S. Coca‑Cola bottlers are unilaterally established by CCNA from time to time. Since March 31, 2017, we entered into a series of amendments to the RMA with The Coca‑Cola Company to add or remove, as applicable, all regional manufacturing facilities we acquired or exchanged after that date in the System Transformation.

Under the RMA, our aggregate business primarily related to the manufacture of certain beverages and beverage products of The Coca‑Cola Company and permitted third-party beverage products are subject to the same agreed upon sale process provisions in the CBA, including the obligation to obtain The Coca‑Cola Company’s prior approval of a potential purchaser of our manufacturing business and provisions for the sale of such business to The Coca‑Cola Company. The RMA requires that we make minimum, ongoing capital expenditures in our manufacturing business at a specified level. The Coca‑Cola Company has the right to terminate the RMA in the event of an uncured default by us under the CBA or in the event of an uncured breach of our material obligations under the RMA or the NPSG Governance Agreement (as defined below).

The RMA prohibits us from manufacturing any beverages, beverage components or other beverage products (i) other than the beverages and beverage products of The Coca‑Cola Company and certain expressly permitted cross‑licensed brands, and (ii) unless otherwise consented to by The Coca‑Cola Company. Subject to The Coca‑Cola Company’s termination rights, the RMA has a term that continues for the duration of the term of the CBA.

As part of the System Transformation and concurrent with the Bottling Agreement Conversion, on March 31, 2017, each of our then-existing manufacturing agreements with The Coca‑Cola Company were amended, restated and converted into the RMA.

Finished Goods Supply Arrangements

We have finished goods supply arrangements with other U.S. Coca‑Cola bottlers to buy and sell finished products produced under trademarks owned by The Coca‑Cola Company in accordance with the RMA, pursuant to which the prices, or certain elements of the formulas used to determine the prices, for such finished products are unilaterally established by CCNA from time to time. In most instances, the Company’s ability to negotiate the prices at which it purchases finished goods bearing trademarks owned by The Coca‑Cola Company from, and the prices at which it sells such finished goods to, other U.S. Coca‑Cola bottlers is limited pursuant to these pricing provisions, which could have an adverse impact on the Company’s profitability.

Distribution Agreements with Other Beverage Companies

In addition to our distribution and manufacturing agreements with The Coca‑Cola Company, we also have distribution agreements with other beverage companies, including Dr Pepper Snapple Group, Inc. (“Dr Pepper Snapple”) and Monster Energy Corporation (“Monster Energy”).

Our distribution agreements with Dr Pepper Snapple permit us to distribute Dr Pepper and/or Sundrop beverage brands, as well as certain post-mix products of Dr Pepper Snapple, and our distribution agreement with Monster Energy grants us the rights to distribute energy drink products offered, packaged and/or marketed by Monster Energy under the primary brand name “Monster.”

Under our distribution agreements with other beverage companies, the price for syrup or concentrate is set by the beverage company from time to time. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes, as well as termination for cause provisions. The territories covered by beverage agreements with other beverage companies are not always aligned with the territories covered by the CBA, but are generally within those territory boundaries.

Sales of beverages under these agreements with other beverage companies represented approximately 7%, 10% and 13% of our bottle/can sales volume to retail customers for each of 2017, 2016 and 2015, respectively.

Other Agreements related to the Coca‑Cola System

As part of the System Transformation process, we entered into agreements with The Coca‑Cola Company, CCR and other Coca‑Cola bottlers regarding product supply, information technology services and other aspects of the North American Coca‑Cola system, as described below. Many of these agreements involve new system governance structures providing for greater participation and involvement by bottlers which require increased demands on Company’s management and more collaboration and alignment by the participating bottlers in order to successfully implement Coca‑Cola system plans and strategies. We believe these system governance initiatives will benefit the Company and the Coca‑Cola system, but the failure of these mechanisms to function efficiently could impair our ability to realize their intended benefits.

Incidence-Based Pricing Agreement with The Coca‑Cola Company

The Company has an incidence-based pricing agreement with The Coca‑Cola Company, which establishes the prices charged by The Coca‑Cola Company to the Company for (i) concentrates of sparkling and certain still beverages produced by the Company and (ii) certain purchased still beverages. Under the incidence-based pricing agreement with The Coca‑Cola Company, the prices charged by The Coca‑Cola Company are impacted by a number of factors, including the incidence rate in effect, our pricing and sales of finished products, the channels in which the finished products are sold and package mix. The Coca‑Cola Company has no rights under the incidence-based pricing agreement to establish the resale prices at which we sell its products, but does have rights to establish pricing under other agreements, including the RMA.

National Product Supply Governance Agreement

We are a member of a national product supply group (the “NPSG”), comprised of The Coca‑Cola Company and other Coca‑Cola bottlers who are regional producing bottlers (“RPBs”) in The Coca‑Cola Company’s national product supply system, pursuant to a national product supply governance agreement executed in October 2015 with The Coca‑Cola Company and other RPBs (the “NPSG Governance Agreement”). The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning.

Under the NPSG Governance Agreement, the NPSG members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As of December 31, 2017, the NPSG Board consisted of The Coca‑Cola Company, the Company and seven other RPBs. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for its ongoing operations. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, each RPB is required to make investments in its respective manufacturing assets and implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement. We are also obligated to pay a certain portion of the costs of operating the NPSG.

CONA Services LLC

We are a member of CONA Services LLC (“CONA”), an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers pursuant to a limited liability company agreement executed in January 2016 (as amended, the “CONA LLC Agreement”) to provide business process and information technology services to its members.

Under the CONA LLC Agreement, the business and affairs of CONA are managed by a board of directors comprised of representatives of its members (the “CONA Board”). All directors are entitled to one vote, regardless of the percentage interest in CONA held by each member. We currently have the right to designate one of the members of the CONA Board and have a percentage interest in CONA of approximately 20%. Most matters to be decided by the CONA Board require approval by a majority of a quorum of the directors, provided that the approval of 80% of the directors is required to, among other things, require members to make additional capital contributions, approve CONA’s annual operating and capital budgets, and approve capital expenditures in excess of certain agreed upon amounts.

Each CONA member is required to make capital contributions to CONA if and when approved by the CONA Board. No CONA member may transfer its membership interest (or any portion thereof) except to a purchaser of the member’s bottling business (or any portion thereof) and as permitted under the member’s comprehensive beverage agreement with The Coca‑Cola Company.

The CONA LLC Agreement further provides that, if CCR grants any major North American Coca‑Cola bottler other than a CONA member rights to (i) manufacture, produce and package or (ii) market, promote, distribute and sell Coca‑Cola products, CCR will require the bottler to become a CONA member, to implement the CONA System in the bottler’s operations and to enter into a master services agreement with CONA.

We also are party to an amended and restated master services agreement with CONA (the “CONA MSA”), pursuant to which CONA agreed to make available, and we became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available to us, CONA provides us with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with our direct store delivery and manufacture of products (collectively, the “CONA Services”). We are also authorized under the CONA MSA to use the CONA System in connection with our distribution, promotion, marketing, sale and manufacture of beverages we are authorized to distribute or manufacture under the CBA, the RMA or any other agreement with The Coca‑Cola Company, subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third parties and used in connection with the CONA System.

In exchange for our rights to use the CONA System and receive the CONA Services under the CONA MSA, we are charged service fees by CONA based on the number of physical cases of beverages we distributed or manufactured during the applicable period in the portion of our territories where the CONA Services have then been implemented. Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute and manufacture Coca‑Cola products (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the service fees will be changed to be an amount per physical case of beverages distributed or manufactured in any portion of our territories equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed or manufactured by all of the members of CONA, subject to certain exceptions and provided that the aggregate costs related to CONA’s manufacturing functionality will be borne solely amongst the CONA members who have rights to manufacture beverages of The Coca‑Cola Company. We are obligated to pay the service fees under the CONA MSA even if we are not using the CONA System for all or any portion of our distribution and manufacturing operations.

Amended and Restated Ancillary Business Letter

As part of the System Transformation, we entered into an amended and restated ancillary business letter with The Coca‑Cola Company on March 31, 2017 (the “Ancillary Business Letter”), pursuant to which we were granted advance waivers to acquire or develop certain lines of business involving the preparation, distribution, sale, dealing in or otherwise using or handling of certain beverage products that would otherwise be prohibited under the CBA or any similar agreement.

Under the Ancillary Business Letter, subject to certain limited exceptions, we are prohibited from acquiring or developing any line of business inside or outside of our territories governed by the CBA or any similar agreement prior to January 1, 2020 without the consent of The Coca‑Cola Company, which consent may not be unreasonably withheld. After January 1, 2020, The Coca‑Cola Company would be required to consent (which consent may not be unreasonably withheld) to our acquisition or development of (i) any grocery, quick service restaurant, or convenience and petroleum store business engaged in the sale of beverages, beverage components and other beverage products not otherwise authorized or permitted by the CBA, or (ii) any other line of business for which beverage activities otherwise prohibited under the CBA represent more than a certain threshold of net sales (subject to certain limited exceptions).

Distribution Territories and Regional Manufacturing Facilities

We are the largest independent Coca‑Cola bottler in the United States, distributing, marketing and manufacturing beverage products in territories spanning 14 states and the District of Columbia. In addition to the distribution territories and manufacturing facilities we continue to serve and operate in our historic operational footprint, which includes markets in North Carolina, South Carolina, central Tennessee, western Virginia and West Virginia, we now service and operate the following additional territories and manufacturing facilities acquired from CCR and United in the System Transformation:

Distribution Territories Acquired in System Transformation	Acquired From	Acquisition Date
Johnson City and Morristown, Tennessee	CCR	May 23, 2014
Knoxville, Tennessee	CCR	October 24, 2014
Cleveland and Cookeville, Tennessee	CCR	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	CCR	February 27, 2015
Paducah and Pikeville, Kentucky	CCR	May 1, 2015
Lexington, Kentucky	CCR	May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	CCR	October 30, 2015
Annapolis, Maryland Make-Ready Center	CCR	October 30, 2015
Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia	CCR	January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	CCR	April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland	CCR	April 29, 2016
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky	CCR	October 28, 2016
Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana	CCR	January 27, 2017
Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio	CCR	March 31, 2017
Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio	CCR	April 28, 2017
Memphis, Tennessee	CCR	October 2, 2017
Little Rock and West Memphis, Arkansas	CCR	October 2, 2017
Bluffton and Spartanburg, South Carolina(1)	United	October 2, 2017

(1) A portion of the Bluffton, South Carolina territory was acquired by Piedmont.

Regional Manufacturing Facilities Acquired in System Transformation	Acquired From	Acquisition Date
Sandston, Virginia	CCR	January 29, 2016
Silver Spring and Baltimore, Maryland	CCR	April 29, 2016
Cincinnati, Ohio	CCR	October 28, 2016
Indianapolis and Portland, Indiana	CCR	March 31, 2017
Twinsburg, Ohio	CCR	April 28, 2017
Memphis, Tennessee and West Memphis, Arkansas	CCR	October 2, 2017

As part of the System Transformation, the Company also divested certain of its distribution territories and one regional manufacturing facility in asset exchange transactions with CCR and United, summarized as follows:

Distribution Territories and Regional Manufacturing Facilities Exchanged in System Transformation	Acquired By	Exchange Date
Jackson, Tennessee	CCR	May 1, 2015

Leroy, Mobile and Robertsdale, Alabama, Panama City, Florida, Bainbridge, Columbus and Sylvester, Georgia, Ocean Springs, Mississippi and Mobile Alabama Regional Manufacturing Facility (the "Deep South") and Somerset, Kentucky

	CCR	October 2, 2017
Florence, Alabama and Laurel, Mississippi	United	October 2, 2017
Northeastern Georgia(1)	United	October 2, 2017

(1) Territory exchanged by Piedmont.

Markets Served and Production and Distribution Facilities

As of December 31, 2017, we served approximately 65.0 million consumers within our territories, which comprised 9 principal markets. Certain information regarding each of these markets follows:

Market	Description	Approximate Population	Production Facilities	Number of Distribution Facilities
Arkansas / Northwestern Mississippi	A significant portion of central and southern Arkansas and a portion of western Tennessee, including Little Rock and West Memphis, Arkansas, Memphis, Tennessee and a portion of northwestern Mississippi and surrounding areas.	3.5 million	West Memphis, AR Memphis, TN	3
Indiana / Southeastern Illinois	A significant portion of Indiana and a portion of southeastern Illinois, including Anderson, Bloomington, Evansville, Fort Wayne, Indianapolis, Lafayette, South Bend and Terre Haute, Indiana and surrounding areas.	5.6 million	Indianapolis, IN Portland, IN	8
Kentucky / West Virginia	A significant portion of northeastern Kentucky, the majority of West Virginia, a portion of southeastern Indiana, a majority of southern Ohio and a portion of southwestern Pennsylvania, including Lexington, Louisville and Pikeville, Kentucky, Clarksburg, Elkins, Parkersburg, Craigsville and Charleston, West Virginia and Cincinnati and Portsmouth, Ohio and surrounding areas.	7.4 million	Cincinnati, OH	12
Maryland / Delaware / District of Columbia / South-Central Pennsylvania	The entire state of Maryland, a majority of the state of Delaware, the District of Columbia, and a portion of south-central Pennsylvania, including Easton, Salisbury, Capitol Heights, La Plata, Baltimore, Hagerstown and Cumberland, Maryland and surrounding areas.	13.3 million	Baltimore, MD Silver Spring, MD	7
North Carolina	The majority of North Carolina and a portion of southern Virginia, including Boone, Hickory, Mount Airy, Asheville, Charlotte, Greensboro, Fayetteville, Raleigh, Greenville, New Bern and Wilmington, North Carolina and surrounding areas.	9.0 million	Charlotte, NC	11
Ohio	The majority of Ohio, including Akron, Columbus, Dayton, Elyria, Lima, Mansfield, Toledo, Willoughby and Youngstown and surrounding areas.	7.0 million	Twinsburg, OH	11
South Carolina	The majority of South Carolina and a portion of eastern Tennessee, including Beaufort, Conway, Marion, Bluffton, Charleston, Columbia, Greenville, Myrtle Beach and Spartanburg, South Carolina and surrounding areas and surrounding areas.	5.0 million	None	9
Tennessee	A significant portion of central and eastern Tennessee and a portion of western Kentucky, including Nashville, Johnson City, Morristown, Knoxville, Cleveland and Cookeville, Tennessee and Paducah, Kentucky and surrounding areas.	4.2 million	Nashville, TN	7
Virginia	The majority of Virginia and a portion of southern West Virginia, including Roanoke, Norfolk, Staunton, Alexandria, Richmond, Yorktown and Fredericksburg, Virginia and Beckley, West Virginia and surrounding areas.	10.0 million	Roanoke, VA Sandston, VA	12
Total		65.0 million	12	80

The Company is also a shareholder in South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative managed by the Company. The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. SAC is located in Bishopville, South Carolina, and the Company utilizes a portion of the production capacity from the Bishopville production facility.

Raw Materials

In addition to concentrates purchased from The Coca‑Cola Company and other beverage companies for use in our beverage manufacturing, we also purchase sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials, as well as equipment for the distribution, marketing and production of nonalcoholic beverages.

We purchase all of our plastic bottles from Southeastern Container and Western Container, two manufacturing cooperatives we co-own with several other Coca‑Cola bottlers, and all of our aluminum cans from two domestic suppliers.

Along with all other U.S. Coca-Cola bottlers, we are a member of Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 to facilitate various procurement functions and the distribution of beverage products of The Coca‑Cola Company with the intent of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of our raw materials, excluding concentrate.

We are exposed to price risk on commodities such as aluminum, corn, PET resin (a petroleum- or plant-based product), and fuel, which affects the cost of raw materials used in the production of our finished products. Examples of the raw materials affected include aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, we are exposed to commodity price risk on oil, which impacts our cost of fuel used in the movement and delivery of our products. We participate in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate.

Customers and Marketing

The Company’s products are sold and distributed through various channels, including direct sales to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2017, approximately 65% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption. All of the Company’s beverage sales during 2017 were to customers in the United States.

The following table summarizes the percentage of our total bottle/can sales volume to our largest customers as well as the percentage of our total net sales that such volume represents:

	Fiscal Year
	2017	2016	2015
Approximate percent of the Company's total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	20%	22%
The Kroger Company	10%	6%	6%
Food Lion, LLC	6%	8%	7%
Total approximate percent of the Company's total bottle/can sales volume	35%	34%	35%

Approximate percent of the Company's total net sales
Wal-Mart Stores, Inc.	13%	14%	15%
The Kroger Company	7%	5%	5%
Food Lion, LLC	4%	5%	5%
Total approximate percent of the Company's total net sales	24%	24%	25%

The loss of Wal-Mart Stores, Inc., The Kroger Company or Food Lion, LLC as a customer could have a material adverse effect on the operating and financial results of the Company.

New product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent product introductions in our business include new flavor varieties within certain brands such as Sprite Cherry, POWERade Citrus Passionfruit, Monster Ultra Violet, Monster Juice Mango Loco, Peace Tea Georgia Peach, Peace Tea Razzleberry, Minute Maid 5% Berry Punch, Dunkin’ Donuts

Mocha Iced Coffee, Dunkin’ Donuts French Vanilla Iced Coffee and Coke Zero Sugar. Recent packaging introductions include the 13.7-ounce bottle for Dunkin’ Donuts Iced Coffees, 0.5-liter energy drink cans and eight-packs of 16-ounce energy drinks.

We sell our products primarily in non-refillable bottles and cans, in varying package configurations from market to market. For example, there may be as many as 28 different packages for Diet Coke within a single geographic area. Bottle/can sales volume to retail customers during 2017 was approximately 62% bottles and 38% cans.

We rely extensively on advertising in various media outlets, primarily online, television and radio, for the marketing of our products. The Coca‑Cola Company, Monster Energy and Dr Pepper Snapple (collectively, the “Beverage Companies”) make substantial expenditures on advertising programs in our territories from which we benefit. Although the Beverage Companies have provided us with marketing funding support in the past, our beverage agreements generally do not obligate the Beverages Companies to do so.

We also expend substantial funds on our own behalf for extensive local sales promotions of our products. Historically, these expenses have been partially offset by marketing funding support provided to us by the Beverage Companies in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. We consider the funds we expend for marketing and merchandising programs necessary to maintain or increase revenue.

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support communities is an essential component to the success of our brand and, by extension, our sales. In 2017, the Company made cash donations of approximately $5.8 million to various charities and donor-advised funds in light of the Company’s financial performance, expanded distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

Seasonality

Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters of the fiscal year. We believe that we and other manufacturers from whom we purchase finished goods have adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. See “Item 2. Properties” for information relating to utilization of our production facilities. Sales volume can also be impacted by weather conditions. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

Competition

The nonalcoholic beverage market is highly competitive for both sparkling and still beverages. Our competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers and distributors of private label beverages. Our principal competitors include local bottlers of Pepsi-Cola and, in some regions, local bottlers of Dr Pepper, Royal Crown and/or 7‑Up products.

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

Government Regulation

Our businesses are subject to various laws and regulations administered by federal, state and local governmental agencies of the United States, including laws and regulations governing the production, storage, distribution, sale, display, advertising, marketing, packaging, labeling, content, quality and safety of our products, our occupational health and safety practices, and the transportation and use of many of our products.

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

As a manufacturer, distributor and seller of beverage products of the Beverage Companies in exclusive territories, we are subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers, such as us, are permitted to have exclusive rights to manufacture, distribute and sell a soft drink product in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. We believe such competition exists in each of the exclusive geographic territories in the United States in which we operate.

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

Most beverage products sold by the Company are classified as food or food products and are therefore eligible for purchase using supplemental nutrition assistance (“SNAP”) benefits by consumers purchasing them for home consumption. Energy drinks with a nutrition facts label are also classified as food and are eligible for purchase for home consumption using SNAP benefits, whereas energy drinks classified as a supplement by the United States Food and Drug Administration (the “FDA”) are not. Regulators may restrict the use of benefit programs, including SNAP, to purchase certain beverages and foods.

Certain jurisdictions in which our products are sold have imposed, or are considering imposing, taxes, labeling requirements or other limitations on, or regulations pertaining to, the sale of certain of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the manufacture of our products, including certain of our products that contain added sugars or sodium, exceed a specified caloric content, or include specified ingredients such as caffeine.

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. We are currently not impacted by this type of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our territories in the future.

We are also subject to federal and local environmental laws, including laws related to water consumption and treatment, wastewater discharge and air emissions. Our facilities must comply with the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal and state laws regarding handling, storage, release and disposal of wastes generated on-site and sent to third-party owned and operated off-site licensed facilities.

Environmental Remediation

We do not currently have any material capital expenditure commitments for environmental compliance or environmental remediation for any of our properties. We do not believe compliance with enacted or adopted federal, state and local provisions pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material impact on our consolidated financial statements or our competitive position.

Employees

As of December 31, 2017, we had approximately 16,500 employees, of which approximately 14,500 were full-time and 2,000 were part-time. Approximately 14% of our labor force is covered by collective bargaining agreements.

Exchange Act Reports

We make available free of charge through our website, www.cokeconsolidated.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement and all amendments to these reports. These reports are available on our website as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information provided on our website is not part of this report and is not incorporated herein by reference.

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

The inability of the Company to successfully integrate the operations and employees acquired in the System Transformation into existing operations could adversely affect the Company’s business, culture or results of operations.

During the fourth quarter of 2017, the Company completed its System Transformation transactions, through which it acquired additional distribution territories and manufacturing facilities from CCR and United. Through these acquisitions and the additional resources needed to support the Company’s growth, the Company has grown from 6,700 employees serving 20.6 million customers in fiscal 2013 to 16,500 employees serving 65 million customers in 2017.

Although the System Transformation acquisitions are now complete, the Company continues to face risk in its ability to continue to integrate the Company’s culture, information technology systems, production, distribution, sales and administrative support activities, internal controls over financial reporting, environmental compliance and health and safety compliance, procedures and policies across all its territories.

The completed System Transformation acquisitions involve certain other financial and business risks. The Company may not realize a satisfactory return, including economic benefit and productivity levels, on the Company’s investments. In addition, the Company’s assumptions for potential growth, synergies or cost savings at the time of the distribution territory and manufacturing facilities acquisitions may prove to be incorrect. The occurrence of these events could adversely affect the Company’s financial condition or results of operations.

Changes in public and consumer perception and preferences or government regulations related to nonalcoholic beverages, including concerns or regulations related to obesity, public health, artificial ingredients and product safety, could reduce demand for the Company’s products and reduce profitability.

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. As the Company distributes, markets and manufactures beverage brands owned by others, the success of the Company’s business depends in large measure on working with the Beverage Companies. The Company is reliant upon the ability of The Coca‑Cola Company and other Beverage Companies to develop and introduce product innovations to meet the changing preferences of the broad consumer market, and failure to satisfy these consumer preferences could adversely affect the profitability of the Company’s business.

Health and wellness trends over the past several years have resulted in a shift in consumer preferences from sugar sweetened sparkling beverages to diet sparkling beverages, tea, sports drinks, enhanced water and bottled water. Consumers, public health officials, public health advocates and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. The production and marketing of beverages are subject to the rules and regulations of the FDA and other federal, state and local health agencies, and extensive changes in these rules and regulations could increase the Company’s costs or adversely impact its sales. The Company cannot predict whether any such rules or regulations will be enacted or, if enacted, the impact that such rules or regulations could have on its business.

In addition, regulatory actions, activities by nongovernmental organizations and public debate and concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners, may erode consumers’ confidence in the safety and quality of the Company’s products, whether or not justified. These actions could result in additional governmental regulations concerning the production, marketing, labeling or availability of the Company’s products or the ingredients in such products, possible new taxes or negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry, any of which could damage the reputation of the Company or reduce demand for the Company’s products, which could adversely affect the Company’s profitability.

The Company’s success also depends on its ability to maintain consumer confidence in the safety and quality of all its products. The Company has rigorous product safety and quality standards. However, if beverage products taken to market are or become contaminated or adulterated, the Company may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause its business and reputation to suffer.

The Company’s business and results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, fuel and other supplies.

Raw material costs, including the costs for plastic bottles, aluminum cans, resin and high fructose corn syrup, have historically been subject to significant price volatility and may continue to be in the future. International or domestic geopolitical or other events, including the imposition of any tariffs and/or quotas by the U.S. government on any of these raw materials, could adversely impact the supply and cost of these raw materials to us. In addition, there is no limit on the prices The Coca‑Cola Company and other Beverage Companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

In recent years, there has been consolidation among suppliers of certain of the Company’s raw materials, which could have an adverse effect on the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively low in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials and in its manufacture of finished goods.

The Company purchases all of its plastic bottles from Southeastern Container and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and all of its aluminum cans from two domestic suppliers. The inability of these plastic bottle or aluminum can suppliers to meet the Company’s requirements for containers could result in the Company not being able to fulfill customer orders and production demand until alternative sources of supply are located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the aluminum can or plastic bottle suppliers to meet the Company’s purchase requirements could negatively impact inventory levels, customer confidence and results of operations, including sales levels and profitability.

The Company uses a combination of internal and external freight shipping and transportation services to transport and deliver products.  The Company’s freight cost and the timely delivery of our products may be adversely impacted by a number of factors which could reduce the profitability of the Company’s operations, including driver shortages, reduced availability of independent contractor drivers, higher fuel costs, weather conditions, traffic congestion, increased government regulation and other matters.

In addition, the Company uses significant amounts of fuel for its delivery fleet and other vehicles used in the distribution of its products. International or domestic geopolitical or other events could impact the supply and cost of fuel and could impact the timely delivery of the Company’s products to its customers. Although the Company strives to reduce fuel consumption and uses commodity hedges to manage the Company’s fuel costs, there can be no assurance the Company will succeed in limiting the impact of fuel price volatility on the Company’s business or future cost increases, which could reduce the profitability of the Company’s operations.

Technology failures or cyberattacks on the Company’s technology systems could disrupt the Company’s operations and negatively impact the Company’s reputation, business or results of operations.

The Company depends heavily upon the efficient operation of technological resources and a failure in these technology systems or controls could negatively impact the Company’s operations, business or results of operations. In addition, the Company continuously upgrades and updates current technology or installs new technology. The inability to implement upgrades, updates or installations in a timely manner, to train employees effectively in the use of new or updated technology, or to obtain the anticipated benefits of the Company’s technology could adversely impact results of operations or profitability.

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

Like most companies, the Company’s information technology systems may be vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, power outages, computer and telecommunications failures, computer viruses, other malicious computer programs and cyberattacks, denial-of-service attacks, security breaches, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, usage errors by employees and other security issues.

The Company has technology security initiatives and disaster recovery plans in place to mitigate its risk to these vulnerabilities, however these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted. If the Company’s technology systems are damaged, breached, or cease to function properly, it may incur significant costs to repair or replace them, and the Company may suffer interruptions in operations, resulting in lost revenues, and delays in reporting its financial results.

Further, misuse, leakage or falsification of the Company’s information could result in violations of data privacy laws and regulations and damage the reputation and credibility of the Company. The Company may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company, current or former employees, bottling partners, other customers, suppliers or consumers, and may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information technology systems, including liability for stolen information, increased cybersecurity protection costs, litigation expense and increased insurance premiums.

Any failure or delay of the Company to transition to, and receive anticipated benefits from, the CONA System or the decisions made by the CONA Board could negatively impact the Company’s results of operations.

The Company is a member of CONA and party to the CONA MSA, pursuant to which the Company is an authorized user of the CONA System, a uniform information technology system developed to promote operational efficiency and uniformity among all North American Coca‑Cola bottlers. The Company is continuing the process of transitioning its legacy technology system platform to the CONA System for its manufacturing facilities, distribution facilities and corporate headquarters. The Company anticipates completing the transition of all locations to the CONA System by the end of fiscal 2018.

Although the Company believes it has taken the necessary steps to mitigate risk associated with a phased cut-over to the CONA System, including a comprehensive review of internal controls, extensive employee training, and additional verifications and testing to ensure data integrity, any service interruptions or delays in the Company’s transition to the CONA System could result in increased costs or adversely impact the Company’s results of operations. In addition, because other Coca‑Cola bottlers are also transitioning to the CONA System and would likely experience similar service interruptions or delays, the Company may not be able to have another bottler process orders on its behalf during any such event.

The Company currently has the right to designate one of the members of the CONA Board and has a percentage interest in CONA of approximately 20% but cannot unilaterally control the actions of CONA or the CONA Board. The Company faces the risk that a software solution beneficial to the Company is not approved by the CONA Board, requiring the Company to invest additional time and financial resources in developing a solution outside the CONA System to meet its requirements, or that the CONA Board makes decisions regarding CONA or the CONA System which may be different than decisions the Company would have made on its own behalf. Further, the Company remains obligated to pay service fees under the CONA MSA even if it is not using the CONA System for all or any portion of its distribution and manufacturing operations.

There is additional risk involved with the CONA System as the Company relies on CONA to make necessary upgrades and resolve ongoing or disaster-related technology issues with the CONA System and is limited in its authority and ability to timely resolve errors or make changes to the CONA software.

Miscalculation of the Company’s need for infrastructure investment could impact the Company’s financial results.

Significant changes from the Company’s expected returns on cold drink equipment, fleet, technology and supply chain infrastructure investments could adversely affect the Company’s consolidated financial results. Projected requirements for infrastructure investments may differ from actual levels if the Company does not achieve the sales volume growth it anticipates. The Company’s infrastructure investments are generally long-term in nature; therefore, it is possible the investments made today may not generate the returns expected by the Company as a result of future changes in the marketplace. In addition, the Company faces risk in determining the level of infrastructure investment needed in territories and facilities recently acquired in the System Transformation. Any failure of the Company to adequately forecast these infrastructure investment requirements could reduce the profitability of the Company’s operations.

Significant additional labeling or warning requirements may increase costs and inhibit sales of affected products.

The FDA occasionally proposes major changes to the nutrition labels required on all packaged foods and beverages, including those for most of the Company’s products. Any pervasive nutrition label changes could increase the Company’s costs and could inhibit sales of one or more of the Company’s major products.

Certain nutrition label changes announced by the FDA in 2016, which were originally to become effective in July 2018, have been delayed until 2020 or later. These proposed changes will require the Company and its competitors to revise nutrition labels to include updated serving sizes, information about total calories in a beverage product container and information about any added sugars or nutrients.

The Company’s financial condition can be impacted by the stability of the general economy.

Unfavorable changes in general economic conditions in the geographic markets in which the Company does business may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectibility of certain accounts. Each of these factors could adversely affect the Company’s overall financial condition and operating results.

The Company’s capital structure, including its cash positions and debt borrowing capacity with banks or other financial institutions, exposes it to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of the Company’s counterparties were to become insolvent or file for bankruptcy, the Company’s ability to recover losses incurred as a result of default or to retrieve assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings and the Company’s access to capital may be diminished. Any such event of default or failure could negatively impact the Company’s results of operations and financial condition.

Changes in the Company’s top customer relationships and marketing strategies could impact sales volume and revenues.

The Company faces concentration risks related to a few customers comprising a large portion of the Company’s annual sales volume and net revenue. The Company’s results of operations could be adversely affected if revenue from one or more of these significant customers is materially reduced or if the cost of complying with the customers’ demands is significant. Additionally, if receivables from one or more of these significant customers become uncollectible, the Company’s results of operations may be adversely impacted.

The Company’s largest customers, Wal-Mart Stores, Inc., The Kroger Company and Food Lion, LLC, accounted for approximately 35% of the Company’s 2017 bottle/can sales volume to retail customers and approximately 24% of the Company’s 2017 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Wal-Mart Stores, Inc., The Kroger Company or Food Lion, LLC as a customer could have a material adverse effect on the operating and financial results of the Company.

Further, the Company’s revenue is affected by promotion of the Company’s products by significant customers, such as in-store displays created by customers or the promotion of the Company’s products in customers’ periodic advertising. If the Company’s significant customers change the manner in which they market or promote the Company’s products, or if the marketing efforts by significant customers become ineffective, the Company’s sales volume and revenue could be adversely impacted.

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

Competitive pressures in the markets in which the Company operates may cause channel and product mix to shift away from more profitable channels and packages. If the Company is unable to maintain or increase volume in higher-margin products and in packages sold through higher-margin channels such as immediate consumption, pricing and gross margins could be adversely affected. Any related efforts by the Company to improve pricing may result in lower than expected sales volume.

In addition, the Company’s sales of finished goods to CCNA and other U.S. Coca‑Cola bottlers are governed by the RMA, pursuant to which the prices, or certain elements of the formulas used to determine the prices, for such finished goods are unilaterally established by CCNA from time to time, which could have an adverse impact on the Company’s profitability.

The reliance on purchased finished goods from external sources could have an adverse impact on the Company’s profitability.

The Company does not, and does not plan to, manufacture all products it distributes and, therefore, remains reliant on purchased finished goods from external sources to meet customer demand. As a result, the Company is subject to incremental risk including, but not limited to, product quality and availability, price variability and production capacity shortfalls for externally purchased finished goods, which could have an impact on the Company’s profitability and customer relationships. In most instances, the Company’s ability to negotiate the prices at which it purchases finished goods from other U.S. Coca‑Cola bottlers is limited pursuant to CCNA’s right to unilaterally establish the prices, or certain elements of the formulas used to determine the prices, for such finished goods under the RMA, which could have an adverse impact on the Company’s profitability.

The decisions made by the NPSG regarding product sourcing, product and packaging infrastructure and strategic investment and divestment may be different than decisions that would have been made by the Company individually. Any failure of the NPSG to function efficiently could adversely affect our business and results of operations.

The Company is a member of the NPSG, which consists of The Coca‑Cola Company, the Company and other RPBs in The Coca‑Cola Company’s national product supply system, each of which has a representative on the NPSG Board. Pursuant to the NPSG Governance Agreement, the Company has agreed to abide by decisions made by the NPSG Board, which include decisions regarding strategic investment and divestment, optimal national product supply sourcing and new product or packaging infrastructure planning. Although the Company has a representative on the NPSG Board, the Company cannot exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company. For example, the NPSG Board may require the Company to make investments in its manufacturing assets, subject to certain limitations and consistent with the NPSG Governance Agreement, which the Company would not have chosen to make on its own.

Decreases from historic levels of marketing funding provided to the Company from The Coca‑Cola Company and other Beverage Companies could reduce the Company’s profitability.

The Coca‑Cola Company and other Beverage Companies have historically provided financial support to the Company through marketing funding. In 2017, the Company received $120.1 million in marketing funding. While the Company does not believe there will be significant changes to the amount of marketing funding support by the Beverage Companies, there can be no assurance the historic levels will continue. Decreases in the level of marketing funding provided, material changes in the marketing funding programs’ performance requirements or the Company’s inability to meet the performance requirements for marketing funding could adversely affect the Company’s profitability.

Changes in The Coca‑Cola Company’s and other Beverage Companies’ levels of external advertising, marketing spending and product innovation could reduce the Company’s sales volume.

The Coca‑Cola Company and other Beverage Companies have their own external advertising campaigns, marketing spending and product innovation programs, which directly impact the Company’s operations. Decreases in marketing, advertising and product innovation spending by the Beverage Companies, or advertising campaigns that are negatively perceived by the public, could adversely impact the sales volume growth and profitability of the Company. While the Company does not believe there will be significant changes in the level of external advertising and marketing spending by the Beverage Companies, there can be no assurance historic levels will continue in the future. The Company’s volume growth is also dependent on product innovation by the Beverage Companies, especially The Coca‑Cola Company, and their ability to develop and introduce products that meet consumer preferences.

The Company’s inability to meet requirements under its beverage agreements could result in the loss of distribution and manufacture rights.

Approximately 93% of the Company’s bottle/can sales volume to retail customers in 2017 consisted of products of The Coca‑Cola Company, which is the sole supplier of these products or the concentrates and syrups required to manufacture these products. Under the CBA and the RMA, which authorize the Company to distribute and/or manufacture products of The Coca‑Cola Company, and pursuant to the Company’s distribution agreements with other Beverage Companies, the Company must satisfy various requirements, such as making minimum capital expenditures or maintaining certain performance rates. Failure to satisfy these requirements could result in the loss of distribution and manufacture rights for the respective products under one or more of these beverage agreements. The occurrence of other events defined in these agreements could also result in the termination of one or more beverage agreements.

The RMA also requires the Company to provide and sell covered beverages to other U.S. Coca‑Cola bottlers at prices established pursuant to the RMA. As the timing and quantity of such requests by other U.S. Coca‑Cola bottlers can be unpredictable, any failure by the Company to adequately plan for such demand could also constrain the Company’s supply chain network.

Changes in the Company’s level of debt, borrowing costs and credit ratings could impact access to capital and credit markets, restrict the Company’s operating flexibility and limit the Company’s ability to obtain additional financing to fund future needs.

As of December 31, 2017, the Company had $1.13 billion of debt and capital lease obligations. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by:

•	limiting the Company’s ability to, and/or increasing its cost to, access credit markets for working capital, capital expenditures and other general corporate purposes;
•	increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and
•

exposing the Company to increased risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

The Company’s revolving credit facility, term loan facility and pension and postretirement medical benefits are subject to changes in interest rates. If interest rates increase in the future, the Company’s borrowing costs could increase, which could result in a reduction of the Company’s overall profitability and limit the Company’s ability to spend in other areas. Further, a decline in the interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and increase the total liabilities.

The Company’s credit ratings could be significantly impacted by the Company’s operating performance, changes in the methodologies used by rating agencies to assess the Company’s credit ratings and by changes in The Coca‑Cola Company’s credit ratings. Lower credit ratings could significantly increase the Company’s interest costs or adversely affect the Company’s ability to obtain additional financing at acceptable interest rates or refinance existing debt.

Failure to attract, train and retain qualified employees while controlling labor costs, as well as other labor issues, including a failure to renegotiate collective bargaining agreements, could have an adverse effect on the Company’s profitability.

The Company’s future growth and performance depends on its ability to attract, hire, train, develop, motivate and retain a highly skilled, diverse and properly credentialed workforce. The Company’s ability to meet its labor needs while controlling labor costs is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs and changes in employment and labor laws or other workplace regulations. Any unplanned turnover or unsuccessful implementation of the Company’s succession plans could deplete the Company’s institutional knowledge base and erode its competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any of the foregoing could adversely affect the Company’s reputation, business, financial condition or results of operations.

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

In addition, the Company’s profitability is substantially affected by the cost of pension retirement benefits, postretirement medical benefits and current employees’ medical benefits. Macro-economic factors beyond the Company’s control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities could result in significant increases in these costs for the Company. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, which could reduce the profitability of the Company’s operations.

Approximately 14% of the Company’s employees are covered by collective bargaining agreements. Any inability by the Company to renegotiate subsequent agreements with labor unions on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the Company’s profitability. In addition, the terms and conditions of existing or renegotiated agreements could increase costs or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency.

Changes in the inputs used to calculate the Company’s acquisition related contingent consideration liability could have a material adverse impact on the Company’s financial results.

The Company’s acquisition related contingent consideration liability, which was $381.3 million as of December 31, 2017, consists of the estimated amounts due to The Coca‑Cola Company under the CBA over the remaining useful life of the related distribution rights. Changes in business conditions or other events could materially change both the projection of future cash flows and the discount rate used in the calculation of the fair value of contingent consideration under the CBA. These changes could materially impact the fair value of the related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Changes in tax laws, disagreements with tax authorities or additional tax liabilities could have a material impact on the Company’s financial results.

The Company is subject to income taxes within the United States. The Company’s annual income tax rate is based upon the Company’s income, federal tax laws and various state and local tax laws within the jurisdictions in which the Company operates. Changes in federal, state or local income tax rates and changes in federal, state or local tax laws could have a material adverse impact on the Company’s financial results.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law and significantly reformed the Internal Revenue Code of 1986, as amended. Shortly after the Tax Act was enacted, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company has recognized the provisional tax impacts, outlined above, related to the re-measurement of its net deferred tax liability. The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (the “IRS”), changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimate, analysis, interpretations and assumptions the Company has made.

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

Litigation or legal proceedings could expose the Company to significant liabilities and damage the Company’s reputation.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business, including, but not limited to, litigation claims and legal proceedings arising out of its advertising and marketing practices, product claims and labels, intellectual property and commercial disputes, and environmental and employment matters. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Although the Company does not believe a material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims, the Company faces risk of an adverse effect on its results of operations, financial position or cash flows, depending on the outcome of the legal proceedings.

Natural disasters, changing weather patterns and unfavorable weather could negatively impact the Company’s future profitability.

Natural disasters or unfavorable weather conditions in the geographic regions in which the Company or its suppliers operate could have an adverse impact on the Company’s revenue and profitability. For instance, unusually cold or rainy weather during the summer months may have a temporary effect on the demand for the Company’s products and contribute to lower sales, which could adversely affect the Company’s profitability for such periods. Prolonged drought conditions could lead to restrictions on water use, which could adversely affect the Company’s cost and ability to manufacture and distribute products. Hurricanes or similar storms may have a negative sourcing impact or cause shifts in product mix to lower-margin products and packages.

Changing weather patterns, along with the increased frequency or duration of extreme weather and climate events, could impact some of the Company’s facilities or the availability and cost of key raw materials used by the Company in production. In addition, legislative and regulatory initiatives proposed by the U.S. Environmental Protection Agency could directly or indirectly affect the

Company’s production, distribution and packaging, and the cost of raw materials, fuel, ingredients and water, which could adversely impact the Company’s profitability.

Provisions in the CBA and the RMA with The Coca‑Cola Company could delay or prevent a change in control of the Company and a sale of the Company’s Coca‑Cola distribution or manufacturing businesses.

Provisions in the CBA and the RMA require the Company to obtain The Coca‑Cola Company’s prior approval of a potential buyer of the Company’s Coca‑Cola distribution or manufacturing businesses, which could delay or prevent a change in control of the Company or the Company’s ability to sell such businesses. The Company can obtain a list of approved third-party buyers from The Coca‑Cola Company annually. In addition, the Company can seek buyer-specific approval from The Coca‑Cola Company upon receipt of a third party offer to purchase the Company or its Coca‑Cola related businesses.

The concentration of the Company’s capital stock ownership with the Harrison family limits other stockholders’ ability to influence corporate matters.

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 86% of the total voting power of the Company’s outstanding capital stock. In addition, three members of the Harrison family, including Mr. Harrison, serve on the Company’s Board of Directors.

As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price or limit other stockholders’ ability to influence corporate matters, which could result in the Company making decisions that stockholders outside the Harrison family may not view as beneficial.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 16, 2018, the principal properties of the Company include its corporate headquarters, 12 production facilities and 78 distribution centers. The Company owns 10 production facilities, 64 distribution centers and one additional storage warehouse, and leases its corporate headquarters, subsidiary headquarters, two production facilities, 14 distribution centers and eight additional storage warehouses. Following is a summary of the Company’s production facilities and certain of its distribution facilities.

Owned Facilities

Facility Type	Location	Square Feet
Distribution Facility	Alexandria, VA	157,000
Distribution Facility	Columbus, OH	124,000
Distribution Facility	Dayton, OH	114,000
Distribution Facility	Knoxville, TN	153,000
Distribution Facility	Lexington, KY	171,000
Distribution Facility	Norfolk, VA	158,000
Production Facility	Baltimore, MD	158,000
Production Facility	Memphis, TN	271,000
Production Facility	Portland, IN	119,000
Production Facility	Roanoke, VA	316,000
Production Facility	Silver Spring, MD	104,000
Production Facility	Twinsburg, OH	287,000
Production Facility	West Memphis, AR	126,000
Production/ Distribution Combination Facility	Cincinnati, OH	368,000
Production/ Distribution Combination Facility	Indianapolis, IN	380,000
Production/ Distribution Combination Facility	Sandston, VA	319,000

Leased Facilities

Facility Type	Location	Square Feet	Lease Expiration	2017 Rent (in millions)
Corporate headquarters(1)(3)	Charlotte, NC	175,000	2021	$4.4
Customer Center	Charlotte, NC	71,000	2030	0.3
Distribution Facility	Baltimore, MD	290,000	2025	2.0
Distribution Facility	Charleston, SC	50,000	2027	0.3
Distribution Facility	Clayton, NC	233,000	2026	1.1
Distribution Facility	Cleveland, TN	75,000	2030	0.2
Distribution Facility	Greenville, SC	57,000	2018	0.8
Distribution Facility	La Vergne, TN	220,000	2026	0.8
Distribution Facility	Louisville, KY	300,000	2029	1.4
Production/ Distribution Combination Facility(2)(3)	Charlotte, NC	647,000	2020	4.1
Production/ Distribution Combination Facility	Nashville, TN	330,000	2024	0.5
Subsidiary headquarters	Charlotte, NC	57,000	2022	0.5
Warehouse	Bishopville, SC	100,000	2026	0.3
Warehouse	Charlotte, NC	367,000	2022	1.0
Warehouse	Roanoke, VA	111,000	2025	0.8

(1)	Includes two adjacent buildings totaling 175,000 square feet.
(2)	Includes a 542,000 square foot production center and adjacent 105,000 square foot distribution center.
(3)	The leases for these facilities are with a related party.

The Company currently has sufficient production capacity to meet its operational requirements. The approximate percentage utilization of the Company's production facilities, which fluctuates with the seasonality of the business, as of December 31, 2017, is indicated below:

Location	Utilization(1)
Portland, Indiana	90%
Roanoke, Virginia	78%
Nashville, Tennessee	76%
Charlotte, North Carolina	74%
Silver Spring, Maryland	70%
Cincinnati, Ohio	67%
Sandston, Virginia	59%
Baltimore, Maryland	51%
Twinsburg, Ohio	48%
Memphis, Tennessee	48%
Indianapolis, Indiana	46%
West Memphis, Arkansas	43%

(1) Estimated 2018 production divided by capacity, based on operations of 6 days per week and 20 hours per day.

In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 16, 2018, was as follows:

Location	Number of Facilities
Arkansas / Northwestern Mississippi	3
Indiana / Southeastern Illinois	8
Kentucky / West Virginia	12
Maryland / Delaware / District of Columbia / South-Central Pennsylvania	7
North Carolina	11
Ohio	11
South Carolina	8
Tennessee	7
Virginia	11
Total number of sales distribution facilities	78

The Company believes its facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

As of January 28, 2018, the Company owned and operated approximately 4,300 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,800 were route delivery trucks. In addition, the Company owned approximately 500,000 beverage dispensing and vending machines for the sale of the Company’s products in the Company’s bottling territories as of January 28, 2018.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following information is provided with respect to each of the executive officers of the Company as of February 16, 2018.

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	63
Henry W. Flint	President and Chief Operating Officer	63
William J. Billiard	Senior Vice President and Chief Accounting Officer	51
Robert G. Chambless	Executive Vice President, Franchise Beverage Operations	52
Morgan H. Everett	Vice President	36
E. Beauregarde Fisher III	Executive Vice President, General Counsel and Secretary	49
James E. Harris	Executive Vice President, Business Transformation and Business Services	55
Umesh M. Kasbekar	Vice Chairman of the Board of Directors	60
David M. Katz	Executive Vice President and Chief Financial Officer	49
Kimberly A. Kuo	Senior Vice President, Public Affairs, Communications and Communities	47
James L. Matte	Senior Vice President, Human Resources	58

Mr. J. Frank Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has also served as a Division Sales Manager and as a Vice President.

Mr. Henry W. Flint was appointed President and Chief Operating Officer in August 2012. He has served as a Director of the Company since April 2007. Previously, he was Vice Chairman of the Board of Directors, a position he held from April 2007 to August 2012. Prior to that, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P., with which he was associated from 1980 to 2004.

Mr. William J. Billiard was appointed Chief Accounting Officer in February 2006 and Senior Vice President in April 2017. In addition to these roles, he has also served as Vice President, Controller from February 2006 to November 2010, Vice President, Operations Finance from November 2010 to June 2013 and Vice President, Corporate Controller from June 2013 to November 2014. Before joining the Company, he served in various senior financial roles including Chief Financial Officer, Treasurer, Corporate Controller and Vice President of Finance for companies in the Charlotte, North Carolina and Atlanta, Georgia areas and was an accountant with Deloitte.

Mr. Robert G. Chambless was appointed Executive Vice President, Franchise Beverage Operations in January 2018. Prior to this, he served in various positions within the Company, including Executive Vice President, Franchise Strategy and Operations from April 2016 to January 2018, Senior Vice President, Sales, Field Operations and Marketing from August 2010 to March 2016, Senior Vice President, Sales from June 2008 to July 2010, Vice President - Franchise Sales from 2003 to 2008, Region Sales Manager for the Company’s Southern Division from 2000 to 2003 and Sales Manager in the Company’s Columbia, South Carolina branch from 1997 to 2000. He has served the Company in several other positions prior to 1997 and was first employed by the Company in 1986.

Ms. Morgan H. Everett was appointed Vice President in January 2016. Prior to that, she was the Community Relations Director of the Company, a position she held from January 2009 to December 2015. She has been an employee of the Company since October 2004.

Mr. E. Beauregarde Fisher III was appointed Executive Vice President, General Counsel in February 2017 and Secretary of the Company in May 2017. Before joining the Company, he was a partner with the law firm of Moore & Van Allen, PLLC where he served on the firm’s management committee and chaired its business law practice group. He was associated with the firm from 1998 to 2017 and concentrated his practice on mergers and acquisitions, corporate governance and general corporate matters. From 2011 to 2017, he served as the Company’s outside corporate counsel.

Mr. James E. Harris was appointed Executive Vice President, Business Transformation and Business Services in January 2018 after serving as Executive Vice President, Business Transformation from April 2016 to January 2018 and Senior Vice President, Shared Services and Chief Financial Officer from January 2008 to March 2016. He served as a Director of the Company from August 2003 until January 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999, he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc., a private investment firm. He also served two years with Ernst & Young LLP as a senior accountant.

Mr. Umesh M. Kasbekar was appointed Vice Chairman of the Board of Directors in January 2016. Previously he served as the Secretary of the Company from August 2012 to May 2017 and as Senior Vice President, Planning and Administration from June 2005 to December 2015. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

Mr. David M. Katz was appointed Executive Vice President and Chief Financial Officer in January 2018. Previously, he served as Executive Vice President, Product Supply and Culture & Stewardship from April 2016 to January 2018, Executive Vice President, Human Resources from April 2016 to April 2017 and Senior Vice President from January 2013 to March 2016. He held the position of Senior Vice President, Midwest Region for CCR from November 2010 to December 2012. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca‑Cola Enterprises Inc.’s (“CCE”) East Business Unit. From 2008 to 2010, he served as President and Chief Executive Officer of Coca‑Cola Bottlers’ Sales and Services Company, LLC. He began his Coca‑Cola career in 1993 with CCE as a Logistics Consultant.

Ms. Kimberly A. Kuo was appointed Senior Vice President, Public Affairs, Communications and Communities in January 2016. Before joining the Company, she operated her own communications and marketing consulting firm, Sterling Strategies, from January 2014 to December 2015. Prior to that, she served as Chief Marketing Officer at Baker and Taylor, a book and entertainment distributor from February 2009 to July 2013. Prior to her experience at Baker and Taylor, she served in various communications and government affairs roles on Capitol Hill, in political campaigns, trade associations, and corporations.

Mr. James L. Matte was appointed Senior Vice President, Human Resources in April 2017 after joining the Company as Vice President of Human Resources in September 2015. Before joining the Company, Mr. Matte served as a labor and employee relations consultant to several private equity groups from January 2014 to August 2015. Prior to that, he was employed by Coca-Cola Enterprises in North America and in Europe, holding a variety of human resources leadership positions related to human resource strategy, talent management, employee and labor relations, organizational development and employment practices from August 2004 to December 2013. Prior to his career at Coca-Cola Enterprises, he held the positions of Attorney and Equity Partner at McGuireWoods, LLP.

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

	2017		2016
	High	Low	High	Low
First quarter	$207.40	$162.31	$184.20	$150.26
Second quarter	240.45	195.95	167.94	119.80
Third quarter	249.54	200.10	161.44	138.81
Fourth quarter	230.00	182.26	182.26	125.00

A quarterly dividend rate of $0.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2017 and 2016. Pursuant to the Company's certificate of incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. Shares of Common Stock and Class B Common Stock have participated equally in dividends since 1994.

The amount and frequency of future dividends will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

As of February 16, 2018, the number of stockholders of record of the Common Stock and Class B Common Stock was 2,701 and 10, respectively.

On March 7, 2017, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued (pursuant to a Performance Unit Award Agreement approved in 2008) to J. Frank Harrison, III, in connection with his services in 2016 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 18,980 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units. The shares issued to Mr. Harrison were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) therein.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 30, 2012 and ending December 31, 2017. The peer group is comprised of Dr Pepper Snapple, National Beverage Corp., The Coca‑Cola Company, Cott Corporation and PepsiCo, Inc.

The graph assumes $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on December 30, 2012 and all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

*	$100 invested on 12/30/12 in stock or 12/31/12 in index, including reinvestment of dividends. Index calculated on month-end basis.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five fiscal years ended December 31, 2017. The data is derived from audited consolidated financial statements of the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

	Fiscal Year
(in thousands, except per share data and number of facilities)	2017(1)	2016(1)	2015(1)(2)	2014(1)	2013
Net sales	$4,323,668	$3,156,428	$2,306,458	$1,746,369	$1,641,331
Cost of sales	2,782,721	1,940,706	1,405,426	1,041,130	982,691
Gross profit	1,540,947	1,215,722	901,032	705,239	658,640
Selling, delivery and administrative expenses	1,444,768	1,087,863	802,888	619,272	584,993
Income from operations	96,179	127,859	98,144	85,967	73,647
Interest expense, net	41,869	36,325	28,915	29,272	29,403
Other income (expense), net	(4,197)	1,870	(3,576)	(1,077)	-
Gain (loss) on exchange transactions	12,893	(692)	8,807	-	-
Gain on sale of business	-	-	22,651	-	-
Bargain purchase gain, net of tax of $1,265	-	-	2,011	-	-
Income before taxes	63,006	92,712	99,122	55,618	44,244
Income tax expense (benefit)	(39,841)	36,049	34,078	19,536	12,142
Net income	102,847	56,663	65,044	36,082	32,102
Less: Net income attributable to noncontrolling interest	6,312	6,517	6,042	4,728	4,427
Net income attributable to Coca-Cola Bottling Co. Consolidated	$96,535	$50,146	$59,002	$31,354	$27,675
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$10.35	$5.39	$6.35	$3.38	$2.99
Class B Common Stock	$10.35	$5.39	$6.35	$3.38	$2.99
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$10.30	$5.36	$6.33	$3.37	$2.98
Class B Common Stock	$10.29	$5.35	$6.31	$3.35	$2.97
Cash dividends per share - Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Cash dividends per share - Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Net cash provided by operating activities	$307,816	$161,995	$108,290	$91,903	$96,374
Net cash used in investing activities	458,895	452,026	217,343	124,251	55,296
Net cash provided by (used in) financing activities	146,131	256,383	155,456	29,682	(39,716)
Total assets	3,072,960	2,449,484	1,846,565	1,430,641	1,272,361
Working capital	155,086	135,904	108,366	58,177	28,919
Acquisition related contingent consideration	381,291	253,437	136,570	46,850	-
Current portion of obligations under capital leases	8,221	7,527	7,063	6,446	5,939
Obligations under capital leases	35,248	41,194	48,721	52,604	59,050
Current portion of debt	-	-	-	-	20,000
Long-term debt	1,088,018	907,254	619,628	442,324	374,771
Total equity of Coca-Cola Bottling Co. Consolidated	366,702	277,131	243,056	183,609	191,320
Equivalent unit case volume (percentage change)(3):	31.6%	36.4%	28.9%	6.1%	0.3%
Sparkling beverages	27.8%	32.5%	24.1%	3.6%	-2.0%
Still beverages	40.8%	47.3%	44.4%	15.0%	11.1%
Number of production facilities	12	8	4	4	4
Number of sales distribution facilities	80	66	53	44	41

(1)

For additional information on acquisitions and divestitures in 2017, 2016, 2015 and 2014, see Management’s Discussion and Analysis on Financial Condition and Results of Operations and the accompanying notes to the consolidated financial statements.

(2)

All years presented are 52-week fiscal years except 2015 which was a 53-week year. The estimated net sales, gross margin and selling, delivery and administrative expenses for the additional week in 2015 of approximately $39 million, $14 million and $10 million, respectively, are included in the reported results for 2015.

(3)	Equivalent unit case volume is defined as twenty-four 8-ounce servings or 192-ounces.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) of Coca‑Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The fiscal years presented are:

•	The 52-week period ended December 31, 2017 (“2017”)
•	The 52-week period ended January 1, 2017 (“2016”); and
•	The 53-week period ended January 3, 2016 (“2015”).

The estimated net sales, gross profit and selling, delivery and administrative (“S,D&A”) expenses for the additional selling week in 2015 were approximately $39 million, $14 million and $10 million, respectively, and were included in reported results in 2015.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Piedmont is the Company’s only subsidiary that has a significant noncontrolling interest. Piedmont distributes and markets nonalcoholic beverages in portions of North Carolina and South Carolina. The Company provides a portion of these nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. Noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

System Transformation Transactions

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company recently concluded a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories (the “Expansion Territories”) and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities (the “Expansion Facilities”) and related manufacturing assets. A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company prior to 2017 is included in the Company’s Annual Report on Form 10-K for 2016. During 2017, the Company closed the following System Transformation Transactions:

System Transformation Transactions Completed with CCR in 2017

Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana Expansion Territories Acquisitions (the “January 2017 Transaction”)

On January 27, 2017, the Company acquired distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana pursuant to a distribution asset purchase agreement entered into by the Company and CCR on September 1, 2016 (the “September 2016 Distribution APA”). The Company completed the January 2017 Transaction for a cash purchase price of $32.1 million, which includes all post-closing adjustments. The cash purchase price increased $0.5 million as a result of post-closing adjustments made during 2017.

Acquisition of Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio Expansion Territories and Indianapolis and Portland, Indiana Expansion Facilities (the “March 2017 Transactions”)

On March 31, 2017, the Company acquired (i) distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio pursuant to the September 2016 Distribution APA and (ii) two Expansion Facilities located in Indianapolis and Portland, Indiana and related manufacturing assets pursuant to a manufacturing asset purchase agreement entered into by the Company and CCR on September 1, 2016 (the “September 2016 Manufacturing APA”). The Company completed the March 2017 Transactions for a cash purchase price of $104.6 million, which includes all post-closing adjustments. The cash purchase price decreased $4.1 million as a result of post-closing adjustments made during 2017.

Acquisition of Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio Expansion Territories and Twinsburg, Ohio Expansion Facility (the “April 2017 Transactions”)

On April 28, 2017, the Company acquired (i) distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio pursuant to a distribution asset purchase agreement entered into by the Company and CCR on April 13, 2017 (the “April 2017 Distribution APA”) and (ii) an Expansion Facility located in Twinsburg, Ohio and related manufacturing assets pursuant to a manufacturing asset purchase agreement entered into by the Company and CCR on April 13, 2017 (the “April 2017 Manufacturing APA”). The Company completed the April 2017 Transactions for a cash purchase price of $87.9 million. During the fourth quarter of 2017, the cash purchase price for the April 2017 Transactions decreased by $4.7 million as a result of net working capital and other fair value adjustments, which remains due from The Coca‑Cola Company. The cash purchase price for the April 2017 Transactions remains subject to post-closing adjustment in accordance with the April 2017 Distribution APA and the April 2017 Manufacturing APA.

Acquisition of Arkansas Expansion Territories and Memphis, Tennessee and West Memphis, Arkansas Expansion Facilities in exchange for the Company’s Deep South and Somerset Distribution Territories and Mobile, Alabama Manufacturing Facility (the “CCR Exchange Transaction”)

On October 2, 2017, the Company (i) acquired from CCR distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in central and southern Arkansas and two Expansion Facilities located in Memphis, Tennessee and West Memphis, Arkansas and related manufacturing assets (collectively, the “CCR Exchange Business”) in exchange for which the Company (ii) transferred to CCR distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in portions of southern Alabama, southeastern Mississippi, southwestern Georgia and northwestern Florida and in and around Somerset, Kentucky and a regional manufacturing facility located in Mobile, Alabama and related manufacturing assets (collectively, the “Deep South and Somerset Exchange Business”), pursuant to an asset exchange agreement entered into by the Company, certain of its wholly-owned subsidiaries and CCR on September 29, 2017 (the “CCR AEA”).

During 2017, the Company paid CCR $15.9 million toward the closing of the CCR Exchange Transaction, representing an estimate of the difference between the value of the CCR Exchange Business acquired by the Company and the value of the Deep South and Somerset Exchange Business acquired by CCR. During the fourth quarter of 2017, the Company recorded certain adjustments to this settlement amount as a result of changes in estimated net working capital and other fair value adjustments, which are included in accounts payable to The Coca‑Cola Company. The final closing price for the CCR Exchange Transaction remains subject to final resolution pursuant to the CCR AEA. The payment for the CCR Exchange Transaction reflected the application of $4.8 million of the Expansion Facilities Discount (as described below).

Acquisition of Memphis, Tennessee Expansion Territories

On October 2, 2017, the Company acquired distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in and around Memphis, Tennessee, including portions of northwestern Mississippi and eastern Arkansas, pursuant to an asset purchase agreement entered by the Company and CCR on September 29, 2017 (the “September 2017 APA”). The Company completed this acquisition for a cash purchase price of $39.6 million, which remains subject to post-closing adjustment in accordance with the September 2017 APA.

System Transformation Transactions Completed with United in 2017

Acquisition of Spartanburg and Bluffton, South Carolina Expansion Territories in exchange for the Company’s Florence and Laurel Territories and Piedmont’s Northeastern Georgia Territories (“United Exchange Transaction”)

On October 2, 2017, the Company and Piedmont completed exchange transactions in which (i) the Company acquired from Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, distribution rights and related assets in Expansion Territories previously served by United through United’s facilities and equipment located in and around Spartanburg, South Carolina and a portion of United’s territory located in and around Bluffton, South Carolina and Piedmont acquired from United similar rights, assets and liabilities, and working capital in the remainder of United’s Bluffton, South Carolina territory (collectively, the “United Distribution Business”), in exchange for which (ii) the Company transferred to United distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in parts of northwestern Alabama, south-central Tennessee and southeastern Mississippi previously served by the Company’s distribution centers located in Florence, Alabama and Laurel, Mississippi (collectively, the “Florence and Laurel Distribution Business”) and Piedmont transferred to United similar rights, assets and liabilities, and working capital of Piedmont’s in territory located in parts of northeastern Georgia (the “Northeastern Georgia Distribution Business”), pursuant to an asset exchange agreement between the Company, certain of its wholly-

owned subsidiaries and United dated September 29, 2017 (the “United AEA”) and an asset exchange agreement between Piedmont and United dated September 29, 2017 (the “Piedmont – United AEA”).

At closing, the Company and Piedmont paid United $3.4 million toward the closing of the United Exchange Transaction, representing an estimate of (i) the difference between the value of the portion of the United Distribution Business acquired by the Company and the value of the Florence and Laurel Distribution Business acquired by United, plus (ii) the difference between the value of the portion of the United Distribution Business acquired by Piedmont and the value of the Northeastern Georgia Distribution Business acquired by United, which such amounts remain subject to final resolution pursuant to the United AEA and the Piedmont – United AEA, respectively.

Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement

In connection with the Company’s acquisitions of the Expansion Facilities and the impact on transaction value from certain adjustments made by The Coca‑Cola Company under the RMA (as discussed above in Item 1) to the authorized pricing on sales of certain beverages produced by the Company under trademarks of The Coca‑Cola Company at the Expansion Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers, the Company and The Coca‑Cola Company also entered into a letter agreement on March 31, 2017 (as amended, the “Manufacturing Facilities Letter Agreement”), pursuant to which The Coca‑Cola Company agreed to provide the Company with an aggregate valuation adjustment discount of $33.1 million (the “Expansion Facilities Discount”) on the purchase prices for the Expansion Facilities.

The parties agreed to apply $22.9 million of the total Expansion Facilities Discount upon the Company’s acquisition of Expansion Facilities in March 2017 and agreed to apply an additional $5.4 million of the total Expansion Facilities Discount upon the Company’s acquisition of an Expansion Facility in April 2017. The parties agreed to apply the remaining $4.8 million of the total Expansion Facilities Discount upon the Company’s acquisition of two additional Expansion Facilities as part of the CCR Exchange Transaction, after which time no amounts remain outstanding under the Manufacturing Facilities Letter Agreement.

The Manufacturing Facilities Letter Agreement also establishes a mechanism to compensate the Company with a payment or credit for the net economic impact to the manufacturing facilities the Company served prior to the System Transformation (the “Legacy Facilities”) of the changes made by The Coca‑Cola Company to the authorized pricing under the RMA on sales of certain Coca‑Cola products produced by the Company at the Legacy Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers versus the Company’s historical returns for products produced at the Legacy Facilities prior to the conversion on March 31, 2017 of the Company’s then-existing manufacturing agreements with The Coca‑Cola Company to the RMA (the “Legacy Facilities Credit”).

The Company and The Coca‑Cola Company agreed that the amount of the Legacy Facilities Credit to be paid to the Company by The Coca‑Cola Company was $43.0 million, pursuant to a letter agreement between the Company and The Coca‑Cola Company dated December 26, 2017. The Coca‑Cola Company paid the Legacy Facilities Credit, in the amount of $43.0 million, to the Company in December 2017.

The Company recognized $12.4 million of the Legacy Facilities Credit during 2017, representing the portion of the credit applicable to the Mobile, Alabama facility which the Company transferred to CCR as part of the CCR Exchange Transaction. The $12.4 million portion of the Legacy Facilities Credit related to the Mobile, Alabama facility was recorded to gain (loss) on exchange transactions in the Company’s consolidated financial statements. The remaining $30.6 million of the Legacy Facilities Credit was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years.

Gain on Exchange Transactions

Upon closing the CCR Exchange Transaction and the United Exchange Transaction, the fair value of net assets acquired exceeded the carrying value of net assets exchanged, which resulted in a gain of $0.5 million recorded to gain (loss) on exchange transactions in the Company’s consolidated financial statements. This amount remains subject to final resolution pursuant to the CCR AEA, the United AEA and the Piedmont – United AEA.

The $0.5 million gain on the CCR Exchange Transaction and the United Exchange Transaction, combined with the $12.4 million portion of the Legacy Facilities Credit related to the Mobile, Alabama facility, resulted in a total gain on exchange transactions of $12.9 million in 2017.

As of December 31, 2017, the System Transformation Transactions completed and their respective net cash purchase prices were as follows:

Expansion Territories and Expansion Facilities Acquired	Acquisition / Exchange Date	Net Cash Purchase Price (In Millions)
Johnson City and Morristown, Tennessee	May 23, 2014	$12.2
Knoxville, Tennessee	October 24, 2014	30.9
Cleveland and Cookeville, Tennessee	January 30, 2015	13.2
Louisville, Kentucky and Evansville, Indiana	February 27, 2015	18.0
Paducah and Pikeville, Kentucky	May 1, 2015	7.0
Lexington, Kentucky (in exchange for Jackson, Tennessee)	May 1, 2015	15.3
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015	26.7
Annapolis, Maryland Make-Ready Center	October 30, 2015	5.4
Easton and Salisbury, Maryland, Richmond and Yorktown, Virginia and Sandston, Virginia Regional Manufacturing Facility	January 29, 2016	75.9	(1)
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	April 1, 2016	34.8	(1)
Baltimore, Hagerstown and Cumberland, Maryland and Silver Spring and Baltimore, Maryland Regional Manufacturing Facilities	April 29, 2016	68.5	(1)
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky and Cincinnati, Ohio Regional Manufacturing Facility	October 28, 2016	99.7
Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana	January 27, 2017	32.1
Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio and Indianapolis and Portland, Indiana Regional Manufacturing Facilities	March 31, 2017	104.6
Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio and Twinsburg, Ohio Regional Manufacturing Facility	April 28, 2017	87.9	(2)
Little Rock and West Memphis, Arkansas and Memphis, Tennessee and West Memphis, Arkansas Regional Manufacturing Facilities (in exchange for the Deep South and Somerset Exchange Business)	October 2, 2017	15.9	(2)
Memphis, Tennessee	October 2, 2017	39.6	(2)
Bluffton and Spartanburg, South Carolina (in exchange for the Company’s Florence and Laurel Distribution Business and Piedmont’s Northeastern Georgia Distribution Business)	October 2, 2017	3.4	(2)

(1) Cash purchase price amounts include final post-closing adjustments that were made beyond one year from the applicable transaction closing date and were therefore adjusted through the consolidated statement of operations and not reflected in the acquisitions’ opening balance sheets.

(2) Cash purchase price amounts are subject to a final post-closing adjustment and, as a result, may either increase or decrease.

The financial results of the Expansion Territories and the Expansion Facilities have been included in the Company’s consolidated financial statements from their respective acquisition or exchange dates. These Expansion Territories and Expansion Facilities contributed the following amounts to the Company’s consolidated statement of operations:

	Fiscal Year
(in thousands)	2017(1)	2016(2)
Net sales	$1,751,897	$1,061,769
Income from operations	29,684	24,280

(1)	Includes the results of the Expansion Territories and the Expansion Facilities acquired in the System Transformation during 2017 and 2016.
(2)	Includes the results of the Expansion Territories and the Expansion Facilities acquired in the System Transformation during 2016 and 2015.

Net Sales by Product Category

The Company’s net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Bottle/can sales:
Sparkling beverages (carbonated)	$2,285,621	$1,764,558	$1,323,712
Still beverages (noncarbonated, including energy products)	1,325,969	892,125	577,872
Total bottle/can sales	3,611,590	2,656,683	1,901,584

Other sales:
Sales to other Coca-Cola bottlers	383,065	238,182	178,777
Post-mix and other	329,013	261,563	226,097
Total other sales	712,078	499,745	404,874

Total net sales	$4,323,668	$3,156,428	$2,306,458

Areas of Emphasis

Key priorities for the Company include integration of the Expansion Territories and the Expansion Facilities, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.

Revenue Management:  Revenue management requires a strategy that reflects consideration for pricing of brands and packages within product categories and channels, highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key driver which has a significant impact on the Company’s results of operations.

Product Innovation and Beverage Portfolio Expansion:  Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. Recent product introductions from the Company and The Coca‑Cola Company include new flavor varieties within certain brands such as Sprite Cherry, POWERade Citrus Passionfruit, Monster Ultra Violet, Monster Juice Mango Loco, Peace Tea Georgia Peach, Peace Tea Razzleberry, Minute Maid 5% Berry Punch, Dunkin’ Donuts Mocha Iced Coffee, Dunkin’ Donuts French Vanilla Iced Coffee and Coke Zero Sugar. Recent packaging introductions include the 13.7-ounce bottle for Dunkin’ Donuts Iced Coffees, 0.5-liter energy drink cans and eight-packs of 16-ounce energy drinks.

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $550.9 million in 2017, $395.4 million in 2016 and $277.9 million in 2015. Management of these costs will continue to be a key area of emphasis for the Company.

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

Items Impacting Operations and Financial Condition

The comparison of operating results for 2015 to the operating results for 2017 and 2016 are affected by the impact of one additional selling week in 2015 due to the Company’s fiscal year ending on the Sunday closest to December 31. The estimated net sales, gross profit and S,D&A expenses for the additional selling week in 2015 of approximately $39 million, $14 million and $10 million, respectively, are included in reported results in 2015.

The following items also affect the comparability of the financial results presented below:

2017

•	$1.75 billion in net sales and $29.7 million of income from operations related to Expansion Territories and Expansion Facilities acquired in 2017 and 2016;
•

$66.6 million estimated benefit to income taxes as a result of the Tax Cuts and Jobs Act (“Tax Act”), which reduced the federal corporate tax rate from 35% to 21% and changed deductibility of certain expenses;

•	$49.5 million of expenses related to acquiring and transitioning Expansion Territories and Expansion Facilities;
•	$12.4 million in income for the recognized portion of Legacy Facilities Credit related to the facility in Mobile, Alabama, which was transferred to CCR as part of the CCR Exchange Transaction;
•

$7.9 million of net amortization expense associated with the conversion of the Company's franchise rights to distribution rights for the distribution territories the Company served prior to the System Transformation (the “Legacy Territories”);

•

$7.0 million recorded in other expense for net working capital and other fair value adjustments related to System Transformation Transactions that were made beyond one year from the transaction closing date; and

•

$6.0 million recorded in other income as a result of an increase in the Company’s investment in Southeastern Container following CCR’s redistribution of a portion of its investment in Southeastern Container in December 2017.

2016

•	$1.06 billion in net sales and $24.3 million of income from operations related to Expansion Territories and Expansion Facilities acquired in 2016 and 2015;
•

$68.9 million in net sales and $11.5 million of income from operations related to distribution territories and the production facility divested by the Company in 2017 as part of the CCR Exchange Transaction and the United Exchange Transaction;

•	$32.3 million of expenses related to acquiring and transitioning Expansion Territories and Expansion Facilities;
•	$7.5 million gross profit on sales to other Coca‑Cola bottlers made prior to the adoption of a standardized pricing methodology in 2017;
•	$4.7 million pretax favorable mark-to-market adjustments related to our commodity hedging program; and
•	$4.0 million of additional expense related to increased charitable contributions.

2015

•	$278.7 million in net sales and $3.4 million of income from operations related to Expansion Territories and Expansion Facilities acquired in 2015;
•	$22.7 million gain on the sale of BYB Brands, Inc. (“BYB”);
•	$20.0 million of expenses related to acquiring and transitioning Expansion Territories;
•	$8.8 million gain on the exchange of certain Expansion Territories and related assets and liabilities; and
•	$3.6 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the Expansion Territories.

Results of Operations

2017 Compared to 2016

A summary of the Company’s financial results for 2017 and 2016:

	Fiscal Year
(in thousands)	2017	2016	Change	% Change
Net sales	$4,323,668	$3,156,428	$1,167,240	37.0%
Cost of sales	2,782,721	1,940,706	842,015	43.4
Gross profit	1,540,947	1,215,722	325,225	26.8
S,D&A expenses	1,444,768	1,087,863	356,905	32.8
Income from operations	96,179	127,859	(31,680)	(24.8)
Interest expense, net	41,869	36,325	5,544	15.3
Other income (expense), net	(4,197)	1,870	(6,067)	(324.4)
Gain (loss) on exchange transactions	12,893	(692)	13,585	(1,963.2)
Income before taxes	63,006	92,712	(29,706)	(32.0)
Income tax expense (benefit)	(39,841)	36,049	(75,890)	(210.5)
Net income	102,847	56,663	46,184	81.5
Less: Net income attributable to noncontrolling interest	6,312	6,517	(205)	(3.1)
Net income attributable to Coca-Cola Bottling Co. Consolidated	$96,535	$50,146	$46,389	92.5%

Net Sales

Net sales increased $1.16 billion, or 37.0%, to $4.32 billion in 2017, as compared to $3.16 billion in 2016. The increase in net sales was principally attributable to the following (in millions):

2017	Attributable to:
$1,091.2

Net sales increase related to the Expansion Territories and Expansion Facilities acquired in the System Transformation during 2017 and 2016, net of divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business

32.8	1.6% increase in bottle/can sales volume to retail customers in the Legacy Territories and the Expansion Territories acquired in the System Transformation during 2015 and 2014
28.9	1.4% increase in bottle/can sales price per unit to retail customers in the Legacy Territories and the Expansion Territories acquired in the System Transformation during 2015 and 2014
14.3	Other
$1,167.2	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in both 2017 and 2016. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in 2017 and 2016 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales
Product Category	2017	2016	Volume Increase
Sparkling beverages	69.3%	71.2%	27.8%
Still beverages (including energy products)	30.7%	28.8%	40.8%
Total bottle/can sales volume	100.0%	100.0%	31.6%

Bottle/can sales volume to retail customers, excluding the Expansion Territories and Expansion Facilities acquired in the System Transformation during 2017 and 2016, increased 1.6% in 2017, which represented a 0.2% increase in sparkling beverages and a 4.9% increase in still beverages as compared to 2016.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2017, approximately 65% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption. All the Company’s beverage sales were to customers in the United States. The Company recorded delivery fees to retail customers in net sales of $5.7 million in 2017 and $6.0 million in 2016. These fees are used to offset a portion of the Company’s delivery and handling costs.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2017	2016
Approximate percent of the Company's total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	20%
The Kroger Company	10%	6%
Food Lion, LLC	6%	8%
Total approximate percent of the Company's total bottle/can sales volume	35%	34%

Approximate percent of the Company's total net sales
Wal-Mart Stores, Inc.	13%	14%
The Kroger Company	7%	5%
Food Lion, LLC	4%	5%
Total approximate percent of the Company's total net sales	24%	24%

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and the purchase of finished goods. Inputs representing a substantial portion of the Company’s total cost of sales include: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors.

Cost of sales increased $842.0 million, or 43.4%, to $2.78 billion in 2017, as compared to $1.94 billion in 2016. The increase in cost of sales was principally attributable to the following (in millions):

2017	Attributable to:
$765.8	Cost of sales increase related to the Expansion Territories and Expansion Facilities acquired in the System Transformation during 2017 and 2016
46.4	Increase in purchases of finished goods and an increase in raw material costs and manufacturing costs
19.0	1.6% increase in bottle/can sales volume to retail customers in the Legacy Territories and the Expansion Territories acquired in the System Transformation during 2015 and 2014
10.8	Other
$842.0	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $120.1 million in 2017, as compared to $99.4 million in 2016.

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

S,D&A expenses increased by $356.9 million, or 32.8%, to $1.44 billion in 2017, as compared to $1.09 billion in 2016. S,D&A expenses as a percentage of sales decreased to 33.4% in 2017 from 34.5% in 2016. The increase in S,D&A expenses was principally attributable to the following (in millions):

2017	Attributable to:
$177.4	Increase in employee salaries including bonus and incentives due to additional personnel acquired in the System Transformation and normal salary increases
32.6	Increase in employee benefit costs primarily due to additional medical expense and increased 401(k) employer matching contributions for employees acquired in the System Transformation
24.0	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment acquired in the System Transformation
23.2	Increase in expenses related to the System Transformation, primarily professional fees related to due diligence
15.0	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships
14.3	Increase in employer payroll taxes primarily due to payroll acquired in the System Transformation
9.1	Increase in vending and fountain parts expense acquired in the System Transformation
6.8	Increase in fuel costs related to the movement of finished goods from distribution centers to customer locations primarily in Expansion Territories acquired in the System Transformation
6.8	Increase in property, vehicle and other taxes acquired in the System Transformation
6.5	Increase in software expenses primarily due to increased maintenance expense
5.8

Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims for Expansion Territories and Expansion Facilities acquired in the System Transformation

5.0	Increase in facilities non-rent expenses related to Expansion Facilities acquired in the System Transformation
4.5	Increase in rental expense due primarily to additional equipment and facilities rent expense acquired in the System Transformation
14.5	Other individually immaterial expense increases primarily related to the System Transformation
11.4	Other individually immaterial increases
$356.9	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $550.9 million in 2017 and $395.4 million in 2016.

Interest Expense, Net

Interest expense, net, increased $5.6 million, or 15.3%, to $41.9 million in 2017, as compared to $36.3 million in 2016. The increase was primarily a result of additional borrowings to fund the System Transformation during 2017.

Other Income (Expense), Net

Other expense included $7.0 million for net working capital and other fair value adjustments related to System Transformation Transactions that were made beyond one year from the transaction closing date. As these adjustments were made beyond one year from the acquisition date, the Company recorded the adjustments through its consolidated statements of operations.

Other income included $6.0 million related to an increase in the Company’s investment in Southeastern Container following CCR’s redistribution of a portion of its investment in Southeastern Container in December 2017.

Other income (expense), net also included a noncash charge of $3.2 million in 2017 and noncash income of $1.9 million in 2016, each as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The fair value adjustment to the acquisition related contingent consideration liability during 2017 was primarily driven by final settlement of previously closed transactions and a decrease in the risk-free interest rate, partially offset by a benefit resulting from the Tax Act. The fair value adjustments to the acquisition related contingent consideration liability during 2016 was primarily driven by a change in the projected future operating results of the Expansion Territories which were subject to sub-bottling fees and changes in the risk-free interest rate.

Each reporting period, the Company adjusts its contingent consideration liability related to the Expansion Territories to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the CBA (as discussed above in Item 1) using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates; projected future operating results; and post-closing settlement of cash purchase prices for the Expansion Territories. These future expected sub-bottling payments extend through the life of the related distribution asset acquired in the System Transformation, which is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

Gain (Loss) on Exchange Transactions

At closing, the fair value of net assets acquired in the CCR Exchange Transaction and the United Exchange Transaction exceeded the carrying value of net assets exchanged, which resulted in a gain of $0.5 million recorded to gain (loss) on exchange transactions in the Company’s consolidated financial statements. This amount remains subject to final resolution pursuant to the CCR AEA, the United AEA and the Piedmont – United AEA.

In December 2017, the Company also recognized a gain of $12.4 million, representing the portion of the aggregate $43.0 million Legacy Facilities Credit applicable to the Mobile, Alabama facility, which the Company transferred to CCR as part of the CCR Exchange Transaction. The Legacy Facilities Credit was provided to the Company by The Coca‑Cola Company in December 2017 to compensate for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at the Company’s Legacy Facilities prior to implementation of new pricing mechanisms included in the RMA.

Income Tax Expense (Benefit)

The Company had a $39.8 million income tax benefit in 2017, as compared to income tax expense of $36.0 million in 2016. The Company’s effective tax rate, calculated by dividing income tax expense (benefit) by income before income taxes, was (63.2)% for 2017 and 38.9% for 2016. The Company’s effective tax rate, calculated by dividing income tax expense (benefit) by income before income taxes minus net income attributable to noncontrolling interest, was (70.3)% for 2017 and 41.8% for 2016.

The Tax Act had a substantial impact on the Company’s income tax benefit for 2017. The Company expects to incur additional benefits from the Tax Act in 2018, primarily due to the expensing of certain capital expenditures along with the lower corporate tax rate; however, the limitations placed on the deductibility of meals, entertainment expenses, certain executive compensation and the repeal of the domestic production activities deduction will partially offset some of the Company’s benefits from the Tax Act. See Note 18 to the consolidated financial statements for further detail.

Shortly after the Tax Act was enacted, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company has recognized the provisional tax impacts, outlined above, related to the re-measurement of its net deferred tax liability. The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (the “IRS”), changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimate, analysis, interpretations and assumptions the Company has made.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $6.3 million in 2017 and $6.5 million in 2016 related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive loss, net of tax, was $1.3 million in 2017 and $10.5 million in 2016. The increase was primarily a result of a $6.2 million adjustment on postretirement benefits related to the divestiture of the Deep South and Somerset Exchange Business and

the Florence and Laurel Distribution Business, as well as nominal actuarial losses on the Company’s pension and postretirement benefit plans as compared to 2016.

2016 Compared to 2015

A summary of the Company’s financial results for 2016 and 2015 follows:

	Fiscal Year
(in thousands)	2016	2015	Change	% Change
Net sales	$3,156,428	$2,306,458	$849,970	36.9%
Cost of sales	1,940,706	1,405,426	535,280	38.1
Gross profit	1,215,722	901,032	314,690	34.9
S,D&A expenses	1,087,863	802,888	284,975	35.5
Income from operations	127,859	98,144	29,715	30.3
Interest expense, net	36,325	28,915	7,410	25.6
Other income (expense), net	1,870	(3,576)	5,446	(152.3)
Gain (loss) on exchange transactions	(692)	8,807	(9,499)	(107.9)
Gain on sale of business	-	22,651	(22,651)	(100.0)
Bargain purchase gain, net of tax of $1,265	-	2,011	(2,011)	(100.0)
Income before taxes	92,712	99,122	(6,410)	(6.5)
Income tax expense	36,049	34,078	1,971	5.8
Net income	56,663	65,044	(8,381)	(12.9)
Less: Net income attributable to noncontrolling interest	6,517	6,042	475	7.9
Net income attributable to Coca-Cola Bottling Co. Consolidated	$50,146	$59,002	$(8,856)	(15.0)%

Net Sales

Net sales increased $850.0 million, or 36.9%, to $3.16 billion in 2016, as compared to $2.31 billion in 2015. The increase in net sales was principally attributable to the following (in millions):

2016	Attributable to:
$773.6

Net sales increase related to the Expansion Territories acquired in the System Transformation in 2016, partially offset by the 2015 comparable sales of Legacy Territories exchanged for Expansion Territories in 2015

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

Bottle/can sales volume to retail customers, excluding Expansion Territories, increased 3.3% in 2016, as compared to 2015, which represented a 0.8% increase in sparkling beverages and a 10.3% increase in still beverages. The increase in still beverages was primarily due to increases in energy beverages, which was primarily due to the Company expanding the territories in which it distributes Monster products.

During 2016, approximately 66% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption. All the Company’s beverage sales were to customers in the United States. The Company recorded delivery fees to retail customers in net sales of $6.0 million in 2016 and $6.3 million in 2015.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2016	2015
Approximate percent of the Company's total bottle/can sales volume
Wal-Mart Stores, Inc.	20%	22%
The Kroger Company	6%	6%
Food Lion, LLC	8%	7%
Total approximate percent of the Company's total bottle/can sales volume	34%	35%

Approximate percent of the Company's total net sales
Wal-Mart Stores, Inc.	14%	15%
The Kroger Company	5%	5%
Food Lion, LLC	5%	5%
Total approximate percent of the Company's total net sales	24%	25%

Cost of Sales

Cost of sales increased $535.3 million, or 38.1%, to $1.94 billion in 2016, as compared to $1.41 billion in 2015. The increase in cost of sales was principally attributable to the following (in millions):

2016	Attributable to:
$493.9

Net sales increase related to the Expansion Territories acquired in the System Transformation in 2016, partially offset by the 2015 comparable sales of Legacy Territories exchanged for Expansion Territories in 2015

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

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $99.4 million in 2016, as compared to $72.2 million in 2015.

S,D&A Expenses

S,D&A expenses increased by $285.0 million, or 35.5%, to $1.09 billion in 2016, as compared to $802.9 million in 2015. S,D&A expenses as a percentage of sales decreased to 34.5% in 2016 from 34.8% in 2015. The increase in S,D&A expenses was principally attributable to the following (in millions):

2016	Attributable to:
$141.1	Increase in employee salaries including bonus and incentives due to additional personnel added in the System Transformation and normal salary increases
23.9	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment acquired in the System Transformation
18.1	Increase in employee benefit costs primarily due to additional medical expense and increased 401(k) employer matching contributions for employees acquired in the System Transformation
12.3	Increase in expenses related to the System Transformation, primarily professional fees related to due diligence
11.7	Increase in marketing expense primarily due to increased spending for promotional items and media and cold drink sponsorships
11.0	Increase in employer payroll taxes primarily due to payroll acquired in the System Transformation
7.2

Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims for Expansion Territories and Expansion Facilities acquired in the System Transformation

6.6	Increase in vending and fountain parts expense acquired in the System Transformation
6.1	Increase in software expenses primarily due to investment in technology for the System Transformation
5.7	Increase in property, vehicle and other taxes acquired in the System Transformation
4.6	Increase in rental expense due primarily to additional equipment and facilities rent expense acquired in the System Transformation
4.2	Increase in facilities non-rent expenses related to Expansion Facilities acquired in the System Transformation
4.0	Increase in charitable contributions made during the first quarter of 2016
19.9	Other individually immaterial expense increases primarily related to the System Transformation
8.6	Other individually immaterial increases
$285.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, totaled $395.4 million in 2016 and $277.9 million in 2015.

Interest Expense, Net

Interest expense, net, increased $7.4 million, or 25.6%, to $36.3 million in 2016, as compared to $28.9 million in 2015. The increase was primarily a result of additional borrowings to finance System Transformation Transactions.

Other Income (Expense), Net

Other income (expense), net, included noncash income of $1.9 million in 2016 and a noncash expense of $3.6 million in 2015 as a result of fair value adjustments of the Company’s contingent consideration liability related to the Expansion Territories. The adjustment was primarily a result of a change in the risk-free interest rates.

Gain (Loss) on Exchange Transaction

During 2015, the Company and CCR completed a like-kind exchange transaction where CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee. The fair value in 2015 of the Lexington net assets acquired totaled $36.8 million and the Company paid cash of approximately $10.5 million. The carrying value of the Jackson, Tennessee net assets was $17.5 million, resulting in a net gain of $8.8 million. The balances of net assets acquired and cash paid were subsequently adjusted in 2016 as a result of final post-closing adjustments.

Gain on Sale of Business

During 2015, the Company sold BYB, then a wholly-owned subsidiary of the Company, to The Coca‑Cola Company. The Company received cash proceeds of $26.4 million. The net assets of BYB at closing totaled $3.7 million, which resulted in a gain of $22.7 million in 2015.

Bargain Purchase Gain, Net of Tax

In addition to the Expansion Territories acquired in the System Transformation, the Company also acquired a “make-ready center” in Annapolis, Maryland from CCR for approximately $5.3 million in 2015. The cash paid was subsequently adjusted in 2016 as a result of final post-closing adjustments. The fair value of the net assets acquired totaled $7.3 million, which resulted in a bargain purchase gain of approximately $2.0 million, net of tax of approximately $1.3 million, recorded in 2015.

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

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax, was $10.5 million in 2016 and $7.5 million in 2015. The increase was primarily a result of actuarial losses on the Company’s pension and postretirement benefit plans.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, income from operations and assets. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Net Sales:
Nonalcoholic Beverages	$4,243,007	$3,060,937	$2,245,836
All Other	301,801	234,732	160,191
Eliminations(1)	(221,140)	(139,241)	(99,569)
Consolidated net sales	$4,323,668	$3,156,428	$2,306,458

Income from operations:
Nonalcoholic Beverages	$84,775	$123,230	$92,921
All Other	11,404	4,629	5,223
Consolidated income from operations	$96,179	$127,859	$98,144

(1)

The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

Comparable Results

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Further, given the signing of the Tax Act in December 2017 and the transformation of the Company’s business through System Transformation Transactions with The Coca‑Cola Company, the Company believes these non-GAAP financial measures allow users to better appreciate the impact of these transactions on the Company’s performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

The following tables reconcile reported GAAP results to comparable results (non-GAAP) for 2017 and 2016:

		2017
(in thousands, except per share data)		Net sales	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)		$4,323,668	$96,179	$63,006	$96,535	$10.35
Acquisitions results of operations	A	(1,751,897)	(29,684)	(29,684)	(16,215)	(1.74)
System Transformation Transactions settlements	B	-	-	6,996	3,566	0.38
System Transformation Transactions expenses	C	-	49,545	49,545	25,256	2.70
Gain on exchange transactions	D	-	-	(529)	(228)	(0.02)
Portion of Legacy Facilities Credit related to Mobile, Alabama facility	E	-	-	(12,364)	(5,329)	(0.57)
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	F	-	-	(6,012)	(2,591)	(0.28)
Fair value adjustment of acquisition related contingent consideration	G	-	-	3,226	1,644	0.18
Amortization of converted distribution rights	H	-	7,850	7,850	4,002	0.43
Fair value adjustments for commodity hedges	I	-	(3,130)	(3,130)	(1,710)	(0.18)
Tax Act estimated impact	J	-	-	-	(66,595)	(7.14)
Total reconciling items		(1,751,897)	24,581	15,898	(58,199)	(6.24)
Comparable results (non-GAAP)		$2,571,771	$120,760	$78,904	$38,336	$4.11

		2016
(in thousands, except per share data)		Net sales	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)		$3,156,428	$127,859	$92,712	$56,663	$5.39
Acquisitions results of operations	A	(592,330)	(22,373)	(22,373)	(13,760)	(1.48)
Divestitures results of operations	A	(68,929)	(11,538)	(11,538)	(7,096)	(0.76)
System Transformation Transactions expenses	C	-	32,274	32,274	19,849	2.14
Loss on exchange transactions	K	-	-	692	426	0.05
Fair value adjustment of acquisition related contingent consideration	G	-	-	(1,910)	(1,175)	(0.14)
Fair value adjustments for commodity hedges	I	-	(4,728)	(4,728)	(2,909)	(0.32)
Impact of changes in product supply governance	L	-	(7,523)	(7,523)	(4,627)	(0.50)
Special charitable contribution	M	-	4,000	4,000	2,460	0.26
Total reconciling items		(661,259)	(9,888)	(11,106)	(6,832)	(0.75)
Comparable results (non-GAAP)		$2,495,169	$117,971	$81,606	$49,831	$4.64

Following is an explanation of non-GAAP adjustments:

A.

Adjustment reflects the financial performance of the Expansion Territories and the Expansion Facilities acquired from CCR in the System Transformation in 2017 and 2016 from their respective acquisition or exchange dates and the fourth quarter of 2016 financial performance of the Expansion Territories and the Expansion Facility divested in the CCR Exchange Transaction and the United Exchange Transaction in October 2017.

B.

Adjustment includes a charge within other expense for net working capital and other fair value adjustments related to the Company’s acquisition of Expansion Territories as part of the System Transformation that were made beyond one year from the acquisition date.

C.	Adjustment reflects expenses related to the System Transformation, which primarily include professional fees and expenses related to due diligence, and information technologies system conversions.

D.	Gain recorded upon closing of the CCR Exchange Transaction and the United Exchange Transaction for the excess fair value of net assets acquired over the carrying value of net assets acquired.

E.	Recognized portion of Legacy Facilities Credit related to a facility in Mobile, Alabama, which was transferred to CCR as part of the CCR Exchange Transaction.

F.	In December 2017, CCR redistributed a portion of its investment in Southeastern Container, which resulted in a $6.0 million increase in the Company’s investment in Southeastern Container.

G.

This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates, projected future results, and final settlements of acquired territory values.

H.

The Company and The Coca‑Cola Company entered into a comprehensive beverage agreement on March 31, 2017 (as amended, the "CBA"). Concurrent with entering into the CBA, the Company converted its franchise rights for the Legacy Territories to distribution rights, to be amortized over an estimated useful life of 40 years. Adjustment reflects the net amortization expense associated with the conversion of the Company's franchise rights.

I.

The Company enters into derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity risk. The Company accounts for commodity hedges on a mark-to-market basis.

J.

The Tax Act, which reduced the federal corporate tax rate from 35% to 21% and changed the deductibility of certain expenses, had an estimated impact of $66.6 million in 2017, primarily as a result of the Company revaluing its net deferred tax liabilities. The recorded impact of the Tax Act is estimated and any final amount may differ, possibly materially, due to changes in estimates, interpretation and assumptions, changes in IRS interpretations, issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Tax Act and future actions by states within the U.S.

K.	Adjustment reflects a post-closing adjustment completed in the second quarter of 2016 relating to an asset exchange transaction the Company completed in 2015 for its Lexington, Kentucky territory.

L.

Adjustment reflects the gross profit on sales to other Coca‑Cola bottlers prior to the adoption of the Regional Manufacturing Agreement (as amended, the “RMA”) on March 31, 2017. Under the terms of the RMA, The Coca‑Cola Company implemented a standardized pricing methodology, which reduced the gross profit on the Company’s net sales to other Coca‑Cola bottlers. To compensate the Company for its reduction of gross profit under the RMA, The Coca‑Cola Company agreed to provide the Company an aggregate valuation adjustment through a payment or credit.

M.	A special charitable contribution was made during the first quarter of 2016.

Financial Condition

Total assets increased $623.5 million to $3.07 billion on December 31, 2017, as compared to $2.45 billion on January 1, 2017. The increase in total assets is primarily attributable to the System Transformation, contributing to a net increase in total assets of $446.7 million from January 1, 2017.

Net working capital, defined as current assets less current liabilities, was $155.1 million on December 31, 2017, which was an increase of $19.2 million from January 1, 2017.

Significant changes in net working capital on December 31, 2017 from January 1, 2017 were as follows:

•

An increase in accounts receivable, trade of $124.4 million primarily as a result of accounts receivable from the System Transformation Transactions which closed during 2017 (the “2017 System Transformation Transactions”).

•	An increase in inventories of $40.1 million primarily as a result of inventories from the 2017 System Transformation Transactions.
•

An increase in prepaid and other current assets of $36.8 million primarily as a result of an increase in the current portion of income taxes and an increase in repair parts as a result of purchases from the 2017 System Transformation Transactions.

•	An increase in accounts payable, trade of $80.2 million primarily as a result of purchases from the 2017 System Transformation Transactions.
•	An increase in accounts payable to The Coca‑Cola Company of $35.9 million primarily as a result of activity from the 2017 System Transformation Transactions and the timing of payments.
•

An increase in other accrued liabilities of $51.6 million primarily as a result of the timing of payments and increased marketing, acquisition related contingent consideration liability and insurance as a result of purchases from the 2017 System Transformation Transactions.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt, other than capital leases, from public markets and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these consolidated financial statements. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

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

In October 2014, the Company entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”), and in April 2015, the Company exercised an accordion feature which established a $450 million aggregate maximum borrowing capacity on the Revolving Credit Facility. The $450 million borrowing capacity includes up to $50 million available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019.

The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The Company had outstanding borrowings on the Revolving Credit Facility of $207.0 million on December 31, 2017 and $152.0 million on January 1, 2017.

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of Senior Notes that matured on June 15, 2016.

Under the Company’s Term Loan Facility, $15 million will become due in fiscal 2018. The Company intends to repay this amount through use of its Revolving Credit Facility, which is classified as long-term debt. As such, the $15 million has been classified as non-current as of December 31, 2017.

The Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of December 31, 2017. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings during 2017 from the prior year and the credit ratings are currently stable. As of December 31, 2017, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Net debt and capital lease obligations as of December 31, 2017 and January 1, 2017 were as follows:

(in thousands)	December 31, 2017	January 1, 2017
Debt	$1,088,018	$907,254
Capital lease obligations	43,469	48,721
Total debt and capital lease obligations	1,131,487	955,975
Less: Cash and cash equivalents	16,902	21,850
Total net debt and capital lease obligations (1)	$1,114,585	$934,125

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

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of December 31, 2017, interest expense for the next twelve months would increase by approximately $5.1 million. Refer to Item 7A for additional information.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability incurred as a result of the System Transformation Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. The following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2017	2016
Opening balance - Level 3 liability	$253,437	$136,570
Increase due to System Transformation Transactions acquisitions(1)	128,880	133,857
Measurement period adjustment(2)	14,826	-
Payment of acquisition related contingent consideration	(16,738)	(13,550)
Reclassification to current payables	(2,340)	(1,530)
(Favorable)/unfavorable fair value adjustment	3,226	(1,910)
Ending balance - Level 3 liability	$381,291	$253,437

(1) Increase due to System Transformation Transactions acquisitions includes an increase in the acquisition related contingent consideration of $62.5 million in 2017 from the opening balance sheets for the Expansion Territories and Expansion Facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

(2) Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

Cash Sources and Uses

The primary sources of cash for the Company in 2017 were debt financings, operating activities and certain one-time payments received from The Coca‑Cola Company, including a $91.5 million Territory Conversion Fee (as defined below) and the $43.0 million Legacy Facilities Credit. The primary uses of cash in 2017 were acquisitions of Expansion Territories and Expansion Facilities and additions to property, plant and equipment. The primary sources of cash for the Company in 2016 were debt financings and operating activities. The primary uses of cash in 2016 were acquisitions of Expansion Territories and Expansion Facilities, debt repayments and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Cash Sources:
Borrowings under Revolving Credit Facility	$448,000	$410,000	$334,000
Borrowings under Term Loan Facility	-	300,000	-
Adjusted cash provided by operating activities(1)	235,202	165,979	150,572
Proceeds from issuance of Senior Notes	125,000	-	349,913
Bottling conversion agreement fee(2)	91,450	-	-
Proceeds from Legacy Facilities Credit(3)	30,647	-	-
Proceeds from sale of business	-	-	26,360
Portion of Legacy Facilities Credit related to Mobile, Alabama facility(3)	12,364	-	-
Proceeds from cold drink equipment	8,400	-	-
Refund of income tax payments	-	7,111	-
Proceeds from the sale of property, plant and equipment	608	1,072	1,891
Other	78	25	-
Total cash sources	$951,749	$884,187	$862,736

Cash Uses:
Payments on Revolving Credit Facility	$393,000	$258,000	$405,000
Acquisition of Expansion Territories and Expansion Facilities, net of cash acquired	265,060	272,637	71,209
Additions to property, plant and equipment (exclusive of acquisitions)	176,601	172,586	163,887
Payments on Senior Notes	-	164,757	100,000
Income tax payments	30,965	-	31,782
Net cash paid for exchange transactions	19,393	-	10,498
Payment of acquisition related contingent consideration	16,738	13,550	4,039
Glacéau distribution agreement consideration	15,598	-	-
Pension plans contributions	11,600	11,120	10,500
Cash dividends paid	9,328	9,307	9,287
Principal payments on capital lease obligations	7,485	7,063	6,555
System Transformation Transactions settlements	6,996	-	-
Investment in CONA Services LLC	3,615	7,875	-
Other	318	940	3,576
Total cash uses	$956,697	$917,835	$816,333
Increase (decrease) in cash	$(4,948)	$(33,648)	$46,403

(1)

Adjusted cash provided by operating activities excludes amounts received with regard to the bottling agreement conversion fee, income tax payments, proceeds from the Legacy Facilities Credit, pension plan contributions and System Transformation Transactions settlements. This line item is a non-GAAP measure and is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s cash sources and uses. This non-GAAP financial information is not presented elsewhere in this Report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(2)

This one-time fee of $91.5 million (the “Territory Conversion Fee”) was paid to the Company upon the conversion of the Company’s then-existing bottling agreements to the CBA in March 2017 pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended, the “Territory Conversion Agreement”). The Territory Conversion Fee was equivalent to 0.5 times the EBITDA the Company and its subsidiaries generated during the twelve-month period ended January 1, 2017 from sales in the territories it served prior to the System Transformation of certain beverages owned by or licensed to The Coca‑Cola Company or Monster Energy on which the Company and its subsidiaries pay, and The Coca‑Cola Company receives, a facilitation fee.
(3)

The Company received an aggregate $43.0 million Legacy Facilities Credit from The Coca‑Cola Company in December 2017 pursuant to the Manufacturing Facilities Letter Agreement. The Company recognized $12.4 million of the Legacy Facilities Credit during 2017, representing the portion of the credit applicable to the Mobile, Alabama facility which the Company transferred to CCR as part of the CCR Exchange Transaction. The remaining $30.6 million of the Legacy Facilities Credit was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years.

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash payments for income taxes will be between $5 million and $15 million in fiscal 2018.

Cash Flows From Operating Activities

During 2017, cash provided by operating activities was $307.8 million, which was an increase of $145.8 million, as compared to 2016. During 2016, cash provided by operating activities was $162.0 million, which was an increase of $53.7 million, as compared to 2015. The increase in 2017 was primarily driven by a $91.5 million, one-time Territory Conversion Fee paid to the Company by CCR pursuant to the Territory Conversion Agreement and $30.6 million of the total $43.0 million, one-time Legacy Facilities Credit paid to the Company by The Coca‑Cola Company pursuant to the Manufacturing Facilities Letter Agreement. The increase in both periods was also driven by cash generated from Expansion Territories.

Cash Flows From Investing Activities

During 2017, cash used in investing activities was $458.9 million, which was an increase of $6.9 million as compared to 2016. The increase was driven primarily by $284.5 million in net cash used to finance the System Transformation Transactions and a $15.6 million payment to The Coca‑Cola Company in order to acquire rights to market, promote, distribute and sell glacéau products in certain geographic territories and for The Coca‑Cola Company to terminate a distribution arrangement with the prior distributor in these territories.

Additions to property, plant and equipment during 2017 were $176.6 million, of which $22.3 million were accrued in accounts payable, trade. These additions were funded with cash flows from operations and available credit facilities and exclude $230.3 million in property, plant and equipment acquired in the 2017 System Transformation Transactions and $8.4 million in proceeds from cold drink equipment. In addition, the Company recognized $12.4 million of the total $43.0 million, one-time Legacy Facilities Credit, pursuant to the Manufacturing Facilities Letter Agreement, for a facility in Mobile, Alabama, which the Company transferred to CCR as part of the CCR Exchange Transaction.

During 2016, cash used in investing activities was $452.0 million, which was an increase of $234.7 million, as compared to 2015. The increase was driven primarily by $272.6 million in cash used to acquire Expansion Territories and Expansion Facilities.

Additions to property, plant and equipment during 2016 were $172.6 million, of which $15.7 million were accrued in accounts payable, trade. The 2016 additions exclude $227.1 million in property, plant and equipment acquired in the System Transformation Transactions completed in 2016.

The Company expects additions to property, plant and equipment in 2018 to be in the range of $200 million to $230 million.

Cash Flows From Financing Activities

During 2017, cash provided by financing activities was $146.1 million, which was a decrease of $110.3 million as compared to 2016. The decrease was primarily driven by a net reduction in borrowings as the Company completed its multi-year System Transformation.

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

The amount the Company could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be in the range of $23 million to $47 million.

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, South Atlantic Canners, Inc., (“SAC”), a manufacturing cooperative comprised of Coca‑Cola bottlers, and has guaranteed $23.9 million of SAC’s debt as of December 31, 2017. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. As of December 31, 2017, the Company’s maximum exposure under the guarantee, if SAC borrowed up to its aggregate borrowing capacity, would have been $31.3 million, including the Company’s equity interests. See Note 17 to the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2017:

	Contractual Obligation Payments Due During
(in thousands)	Total	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
Total debt, net of interest	$1,092,000	$15,000	$347,000	$37,500	$217,500	$-	$475,000
Estimated interest on debt obligations (1)	170,124	38,365	30,942	23,926	20,016	17,400	39,475
Capital lease obligations, net of interest	43,469	8,221	8,617	9,364	5,431	2,129	9,707
Estimated interest capital lease obligations (1)	8,058	2,485	1,817	1,249	787	568	1,152
SAC purchase obligation (2)	607,360	93,440	93,440	93,440	93,440	93,440	140,160
Acquisition related contingent consideration	381,291	23,367	23,809	24,219	24,696	25,179	260,021
Other long-term liabilities (3)	278,861	20,900	15,249	13,380	11,257	10,741	207,334
Long-term contractual arrangements (4)	132,774	29,699	24,922	21,434	16,278	11,307	29,134
Operating leases	91,212	12,497	11,872	11,380	10,879	9,867	34,717
Postretirement obligations (5)	76,665	3,678	3,834	4,063	4,253	4,603	56,234
Purchase orders (6)	71,007	71,007	-	-	-	-	-
Total contractual obligations	$2,952,821	$318,659	$561,502	$239,955	$404,537	$175,234	$1,252,934

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through June 2024 from SAC.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plan is excluded as the timing and/or amount of any cash payment is uncertain.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company had uncertain tax positions, including accrued interest, of $2.4 million on December 31, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 18 to the consolidated financial statements for additional information.

The Company is a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments as there are no minimum purchase requirements. See Note 17 to the consolidated financial statements for additional information related to Southeastern.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on December 31, 2017. See Note 17 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $10.0 million to the Primary Plan (as defined below) and $1.6 million to the Bargaining Plan (as defined below) during 2017. Based on information currently available, the Company estimates it will be required to make cash contributions in the range of $10 million to $20 million to these two plans in 2018.

Postretirement medical care payments are expected to be approximately $3.7 million in 2018. See Note 21 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The net impact of the commodity hedges on the consolidated statements of operations was as follows:

(in thousands)	2017	2016	2015
Cost of sales - increase/(decrease)	$(4,453)	$(1,285)	$3,468
S,D&A expenses - increase/(decrease)	(1,325)	(489)	1,408
Net impact	$(5,778)	$(1,774)	$4,876

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

During 2017, 2016 and 2015, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

Impairment Testing of Goodwill

GAAP requires testing of goodwill for impairment at least annually. The Company conducts its annual impairment test, which includes a qualitative assessment to determine whether it is more likely than not the fair value of goodwill is below its carrying value, as of the first day of the fourth quarter of each fiscal year, and more often if there are significant changes in business conditions that could result in impairment.

In all periods presented, the Company completed its qualitative assessment and determined a quantitative assessment was not necessary.

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

To the extent actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of goodwill. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2017 annual test date.

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

In addition to a valuation allowance related to loss carryforwards and certain deferred compensation, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information, as well as the expiration of the statute of limitations and/or settlements with individual tax jurisdictions, may result in material adjustments to these estimates in the future.

Acquisition Related Contingent Consideration Liability

The Company’s acquisition related contingent consideration liability is subject to risk resulting from changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts and changes in the Company’s weighted average cost of capital derived from market data.

At each reporting period, the Company evaluates future cash flows associated with its acquired territories as well as the associated discount rate used to calculate the fair value of its contingent consideration. These cash flows represent the Company’s best estimate of the future projections of the relevant territories over the same period as the related intangible asset, which is typically 40 years. The discount rate represents the Company’s weighted average cost of capital at the reporting date for which the fair value calculation is being performed. Changes in business conditions or other events could materially change both the projections of future cash flows and the discount rate used in the calculation of the fair value of contingent consideration. These changes could materially impact the fair value of the related contingent consideration. Changes in the fair value of the acquisition related contingent consideration are included in other income (expense), net on the consolidated statements of operations. The Company will adjust the fair value of the acquisition related contingent consideration over a period of time consistent with the life of the related distribution rights asset subsequent to acquisition.

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

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 31, 2017, these letters of credit totaled $35.6 million.

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

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Primary Plan and the Bargaining Plan was 3.80% and 3.90%, respectively, in 2017 and 4.44% and 4.49%, respectively, in 2016. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

Pension costs were $4.3 million, $1.9 million and $1.7 million in 2017, 2016 and 2015, respectively.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 31, 2017	$(10,767)	$11,408
Net periodic pension cost in 2017	(241)	246

The weighted average expected long-term rate of return of plan assets was 6.0% in 2017, 6.5% for 2016 and 6.5% in 2015. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 21 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets and the weighted average expected long-term rate of return of each asset type. The actual return on pension plan assets were gains of 14.5% in 2017, 7.2% in 2016 and 0.7% in 2015.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on the annual yield on long-term corporate bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 3.72% in 2017, 4.36% in 2016 and 4.53% in 2015. The discount rate was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Aon/Hewitt AA above median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2017	$(2,176)	$2,289
Service cost and interest cost in 2017	(207)	217

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2017	$9,389	$(8,323)
Service cost and interest cost in 2017	668	(593)

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this guidance in the first quarter of 2017 and there was no impact to the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018‑02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and can be early adopted. The Company is still evaluating the impacts of this standard should it choose to make this reclassification.

In March 2017, the FASB issued ASU 2017‑07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of the Company’s net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service cost components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The new guidance is effective for annual periods beginning after December 31, 2017, including interim periods within those annual periods. The Company will adopt the new accounting standards on January 1, 2018 using the practical expedient which allows entities to use information previously disclosed in their pension and other postretirement benefit plans note as the estimation basis to apply the retrospective presentation requirements in ASU 2017-07.

For 2017 and 2016, the Company expects to reclassify $5.4 million and $3.3 million, respectively, related to its non-service cost components of net periodic benefit cost and other benefit plan charges from income from operations to other income (expense), net in the consolidated financial statements. The Company will record the service cost component of net periodic benefit cost in selling, delivery and administrative expenses in the consolidated financial statements. In 2018, the Company expects to record service cost of $7.7 million and $2.7 million related to its non-service cost components of net periodic benefit cost and other benefit plan charges, respectively.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, entities should instead perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value of the respective reporting unit. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and can be early adopted. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements and anticipates this impact will be material to its consolidated balance sheets. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim periods beginning after December 31, 2017. The Company will adopt the new accounting standards on January 1, 2018 and does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The Company will adopt the new accounting standards on January 1, 2018 using a modified retrospective approach. The Company is in the process of finalizing its assessment of the impact of the new guidance on the Company’s consolidated financial statements. The approach the Company took during the assessment process was identifying and performing detailed walkthroughs of key revenue streams, including high level contract review, then performing detailed contract reviews for all revenue streams in order to evaluate revenue recognition requirements and prepare an implementation work plan. Based on the Company’s current assessment, it does not expect this guidance to have a material impact on the Company’s consolidated financial statements. As the Company completes its overall assessment, the Company will identify and implement changes to its accounting policies and internal controls to support the new revenue recognition and disclosure requirements.

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Coca‑Cola Bottling Co. Consolidated or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, S,D&A expenses, gross profit, income tax rates, earnings per diluted share, dividends, pension plan contributions, estimated acquisition related contingent consideration payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation.

•

the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements, including its belief that the adoption of ASU 2016-02 issued by the FASB in February 2016 will have a material impact on its consolidated balance sheets;

•	the Company’s expectation that certain amounts of goodwill will, or will not, be deductible for tax purposes;
•

the Company’s belief that SAC, whose debt the Company guarantees, has sufficient assets and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee and that the cooperative will perform its obligations under its debt commitments;

•

the Company’s belief that it has, and that other manufacturers from whom the Company purchases finished goods have, adequate production capacity to meet sales demand for sparkling and still beverages during peak periods;

•

the Company’s belief that the ultimate disposition of various claims and legal proceedings which have arisen in the ordinary course of its business will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•

the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry and that sufficient competition exists in each of the exclusive geographic territories in which it operates to permit exclusive manufacturing, distribution and sales rights under the United States Soft Drink Interbrand Competition Act;

•	the Company’s belief that its facilities are all in good condition and are adequate for the Company’s operations as presently conducted;
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

•

the Company’s belief that a sustained and planned charitable giving program to support communities is an essential component of the success of its brand and, by extension, its sales, and the Company’s intention to continue its charitable contributions in future years, subject to its financial performance and other business factors;

•	the Company’s belief that all of the banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s intention to repay the $15 million that will become due under the Term Loan Facility in fiscal 2018 through use of its Revolving Credit Facility;
•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $47.6 million, assuming no change in volume;

•

the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but that such changes will not have a significant impact on the consolidated financial statements;

•

the Company’s estimate of the impact of the Tax Act and its belief that any final amount may differ, possibly materially, due to changes in estimates, interpretations and assumptions, changes in IRS interpretations, issuance of new guidance, legislative actions, changes in accounting standards or related interpretation in response to the Tax Act and future actions by states within the U.S.;

•

the Company’s belief that certain system governance initiatives will benefit the Company and the Coca‑Cola system, but that the failure of such mechanisms to function efficiently could impair the Company’s ability to realize the intended benefits of such initiatives;

•	the Company’s belief that it has taken the necessary steps to mitigate risk associated with a phased cut-over to the CONA System;

•

the Company’s expectation that certain territories of CCR will be sold to bottlers that are neither members of CONA nor users of the CONA System and that the transition of all its locations to the CONA System will be completed by the end of fiscal 2018;

•	the Company’s belief that innovation of both new brands and packages will continue to be important to the Company’s overall revenue;
•

the Company’s estimates of certain inputs used in its calculations, including estimated rates of return, estimates of bad debts and amounts that will ultimately be collected, and estimates of inputs used in the calculation and adjustment of the fair value of its acquisition related contingent consideration liability related to the Expansion Territories, such as the amounts that will be paid by the Company in the future under the CBA and the Company’s WACC;

•

the Company’s belief that, assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 31, 2017 will be $23.6 million for each year 2018 through 2022;

•

the Company’s belief that, assuming no impairment of customer lists and other identifiable intangible assets, net, amortization expense in future years based upon recorded amounts as of December 31, 2017 will be $1.8 million for each year 2018 through 2022;

•

the Company’s belief that the range of undiscounted amounts it could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be between $23 million and $47 million;

•	the Company’s belief that the range of its income tax payments is expected to be between $5 million and $15 million in 2018;
•

the Company’s belief that it expects to record service cost of $7.7 million and $2.7 million related to its non-service cost components of net periodic benefit cost and other benefit plan charges, respectively, in 2018;

•	the Company’s belief that the covenants in the Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility will not restrict its liquidity or capital resources;
•

the Company’s belief that, based upon its periodic assessments of the financial condition of the institutions with which it maintains cash deposits, its risk of loss from the use of such major banks is minimal;

•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that cash contributions to the two Company-sponsored pension plans is expected to be in the range of $10 million to $20 million in 2018;
•	the Company’s expectation that postretirement medical care payments will be approximately $3.7 million in 2018;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•	the Company’s belief that additions to property, plant and equipment are expected to be in the range of $200 million to $230 million in 2018;
•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•	the Company’s expectations regarding potential changes in the levels of marketing funding support, external advertising and marketing spending from The Coca‑Cola Company and other beverage companies;
•	the Company’s expectation that new product introductions, packaging changes and sales promotions will continue to require substantial expenditures;
•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its consolidated financial statements or competitive position;
•	the Company’s belief that the majority of its deferred tax assets will be realized;
•

the Company’s belief that key priorities include territory and manufacturing integration, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of December 31, 2017, interest expense for the next twelve months would increase by approximately $5.1 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, “Item 1A. Risk Factors” of this Form 10‑K, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” in Part I, Item 7 of this Form 10‑K, or in other filings or statements made by the Company. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of December 31, 2017, interest expense for the next twelve months would increase by approximately $5.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value at each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the CBA. As a result, any changes in the underlying risk-free interest rates will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Raw Material and Commodity Prices

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $47.6 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or S,D&A expenses.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 2.1% in 2017, 2.1% in 2016 and 0.7% in 2015. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and in recent years have moved at a faster rate of change than the consumer price index.

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

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2017	2016	2015
Net sales	$4,323,668	$3,156,428	$2,306,458
Cost of sales	2,782,721	1,940,706	1,405,426
Gross profit	1,540,947	1,215,722	901,032
Selling, delivery and administrative expenses	1,444,768	1,087,863	802,888
Income from operations	96,179	127,859	98,144
Interest expense, net	41,869	36,325	28,915
Other income (expense), net	(4,197)	1,870	(3,576)
Gain (loss) on exchange transactions	12,893	(692)	8,807
Gain on sale of business	-	-	22,651
Bargain purchase gain, net of tax of $1,265	-	-	2,011
Income before taxes	63,006	92,712	99,122
Income tax expense (benefit)	(39,841)	36,049	34,078
Net income	102,847	56,663	65,044
Less: Net income attributable to noncontrolling interest	6,312	6,517	6,042
Net income attributable to Coca-Cola Bottling Co. Consolidated	$96,535	$50,146	$59,002

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$10.35	$5.39	$6.35
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$10.35	$5.39	$6.35
Weighted average number of Class B Common Stock shares outstanding	2,188	2,168	2,147

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$10.30	$5.36	$6.33
Weighted average number of Common Stock shares outstanding – assuming dilution	9,369	9,349	9,328

Class B Common Stock	$10.29	$5.35	$6.31
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,228	2,208	2,187

See accompanying notes to consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2017	2016	2015
Net income	$102,847	$56,663	$65,044

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	(6,225)	(4,150)	6,624
Prior service costs	18	17	21
Postretirement benefits reclassification including benefit costs:
Actuarial gain (loss)	592	(4,286)	2,934
Prior service costs	(1,935)	(2,065)	(2,068)
Adjustment due to the divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business	6,220	-	-
Foreign currency translation adjustment	25	(6)	(4)
Other comprehensive income (loss), net of tax	(1,305)	(10,490)	7,507

Comprehensive income	101,542	46,173	72,551
Less: Comprehensive income attributable to noncontrolling interest	6,312	6,517	6,042
Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$95,230	$39,656	$66,509

See accompanying notes to consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2017	January 1, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$16,902	$21,850
Accounts receivable, trade	396,022	271,661
Allowance for doubtful accounts	(7,606)	(4,448)
Accounts receivable from The Coca-Cola Company	65,996	67,591
Accounts receivable, other	38,960	29,770
Inventories	183,618	143,553
Prepaid expenses and other current assets	100,646	63,834
Total current assets	794,538	593,811
Property, plant and equipment, net	1,031,388	812,989
Leased property under capital leases, net	29,837	33,552
Other assets	116,209	86,091
Franchise rights	-	533,040
Goodwill	169,316	144,586
Distribution agreements, net	913,352	234,988
Customer lists and other identifiable intangible assets, net	18,320	10,427
Total assets	$3,072,960	$2,449,484

LIABILITIES AND EQUITY
Current liabilities:
Current portion of obligations under capital leases	$8,221	$7,527
Accounts payable, trade	197,049	116,821
Accounts payable to The Coca-Cola Company	171,042	135,155
Other accrued liabilities	185,530	133,885
Accrued compensation	72,484	60,880
Accrued interest payable	5,126	3,639
Total current liabilities	639,452	457,907
Deferred income taxes	112,364	174,854
Pension and postretirement benefit obligations	118,392	126,679
Other liabilities	620,579	378,572
Obligations under capital leases	35,248	41,194
Long-term debt	1,088,018	907,254
Total liabilities	2,614,053	2,086,460
Commitments and Contingencies
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Preferred Stock, $.01 par value: authorized - 20,000,000 shares; issued - none
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued-2,820,836 and 2,799,816 shares, respectively	2,819	2,798
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none
Capital in excess of par value	120,417	116,769
Retained earnings	388,718	301,511
Accumulated other comprehensive loss	(94,202)	(92,897)
Treasury stock, at cost: Common Stock - 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	366,702	277,131
Noncontrolling interest	92,205	85,893
Total equity	458,907	363,024
Total liabilities and equity	$3,072,960	$2,449,484

See accompanying notes to consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$102,847	$56,663	$65,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	150,422	111,613	78,096
Amortization of intangible assets and deferred proceeds, net	18,419	5,010	2,800
Deferred income taxes	(58,111)	42,942	10,408
Loss on sale of property, plant and equipment	4,492	2,892	1,268
Impairment of property, plant and equipment	-	382	148
(Gain) loss on exchange transactions	(12,893)	692	(8,807)
Gain on sale of business	-	-	(22,651)
Bargain purchase gain, net of tax of $1,265	-	-	(2,011)
Proceeds from bottling agreements conversion	91,450	-	-
Proceeds from Legacy Facilities Credit	30,647	-	-
Amortization of debt costs	1,082	1,855	2,011
Stock compensation expense	7,922	7,154	7,300
Fair value adjustment of acquisition related contingent consideration	3,226	(1,910)	3,576
System Transformation Transactions settlements	(6,996)	-	-
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	(6,012)	-	-
Change in current assets less current liabilities (exclusive of acquisitions)	259	(39,909)	(18,262)
Change in other noncurrent assets (exclusive of acquisitions)	(17,916)	(14,564)	(4,292)
Change in other noncurrent liabilities (exclusive of acquisitions)	(1,100)	(10,850)	(6,214)
Other	78	25	(124)
Total adjustments	204,969	105,332	43,246
Net cash provided by operating activities	$307,816	$161,995	$108,290

Cash Flows from Investing Activities:
Acquisition of Expansion Territories, net of cash acquired and settlements	$(265,060)	$(272,637)	$(71,209)
Additions to property, plant and equipment (exclusive of acquisitions)	(176,601)	(172,586)	(163,887)
Net cash paid for exchange transactions	(19,393)	-	(10,498)
Glacéau distribution agreement consideration	(15,598)	-	-
Portion of Legacy Facilities Credit related to Mobile, Alabama facility	12,364	-	-
Proceeds from cold drink equipment	8,400	-	-
Investment in CONA Services LLC	(3,615)	(7,875)	-
Proceeds from the sale of property, plant and equipment	608	1,072	1,891
Proceeds from the sale of BYB Brands, Inc.	-	-	26,360
Net cash used in investing activities	$(458,895)	$(452,026)	$(217,343)

Cash Flows from Financing Activities:
Proceeds from issuance of Senior Notes	$125,000	$-	$349,913
Borrowings under Term Loan Facility	-	300,000	-
Borrowing under Revolving Credit Facility	448,000	410,000	334,000
Payments on Revolving Credit Facility	(393,000)	(258,000)	(405,000)
Payments on Senior Notes	-	(164,757)	(100,000)
Cash dividends paid	(9,328)	(9,307)	(9,287)
Payment of acquisition related contingent consideration	(16,738)	(13,550)	(4,039)
Principal payments on capital lease obligations	(7,485)	(7,063)	(6,555)
Other	(318)	(940)	(3,576)
Net cash provided by financing activities	$146,131	$256,383	$155,456

Net increase (decrease) in cash	$(4,948)	$(33,648)	$46,403
Cash at beginning of year	21,850	55,498	9,095
Cash at end of year	$16,902	$21,850	$55,498

See accompanying notes to consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Noncontrolling Interest	Total Equity
Balance on December 28, 2014	$10,204	$2,756	$110,860	$210,957	$(89,914)	$(60,845)	$(409)	$183,609	$73,334	$256,943
Net income	-	-	-	59,002	-	-	-	59,002	6,042	65,044
Other comprehensive income (loss), net of tax	-	-	-	-	7,507	-	-	7,507	-	7,507
Cash dividends paid:
Common ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common ($1.00 per share)	-	-	-	(2,146)	-	-	-	(2,146)	-	(2,146)
Issuance of 20,920 shares of Class B Common Stock	-	21	2,204	-	-	-	-	2,225	-	2,225
Balance on January 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(60,845)	$(409)	$243,056	$79,376	$322,432
Net income	-	-	-	50,146	-	-	-	50,146	6,517	56,663
Other comprehensive income (loss), net of tax	-	-	-	-	(10,490)	-	-	(10,490)	-	(10,490)
Cash dividends paid:
Common ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common ($1.00 per share)	-	-	-	(2,166)	-	-	-	(2,166)	-	(2,166)
Issuance of 20,920 shares of Class B Common Stock	-	21	3,705	-	-	-	-	3,726	-	3,726
Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income	-	-	-	96,535	-	-	-	96,535	6,312	102,847
Other comprehensive income (loss), net of tax	-	-	-	-	(1,305)	-	-	(1,305)	-	(1,305)
Cash dividends paid:
Common ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common ($1.00 per share)	-	-	-	(2,187)	-	-	-	(2,187)	-	(2,187)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907

See accompanying notes to consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Coca‑Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca‑Cola Company, and is the largest independent Coca‑Cola bottler in the United States. Approximately 93% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company also distributes products for several other beverage brands including Dr Pepper and Monster Energy. The Company manages its business on the basis of four operating segments, Nonalcoholic Beverages and three additional operating segments that do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant third-party noncontrolling interest. Piedmont distributes and markets nonalcoholic beverages in portions of North Carolina and South Carolina. The Company provides a portion of these nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. Refer to Note 2 for additional information.

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company recently concluded a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations through the acquisition and exchange of rights to serve distribution territories (the “Expansion Territories”) and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities (the “Expansion Facilities”) and related manufacturing assets. Refer to Note 3 for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Fiscal Year

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The fiscal years presented are:

•	The 52-week period ended December 31, 2017 (“2017”)
•	The 52-week period ended January 1, 2017 (“2016”); and
•	The 53-week period ended January 3, 2016 (“2015”).

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method for finished products and manufacturing materials and on the average cost method for plastic shells, plastic pallets and other inventories.

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $11.9 million in 2017, $10.9 million in 2016 and $9.3 million in 2015.

Goodwill

All business combinations are accounted for using the acquisition method. Goodwill is tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The Company performs its annual impairment test, which includes a qualitative assessment to determine whether it is more likely than not that the fair value of the goodwill is below its carrying value, as of the first day of the fourth quarter each year, and more often if there are significant changes in business conditions that could result in impairment.

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

To the extent the actual and projected cash flows decline in the future or if market conditions significantly deteriorate, the Company may be required to perform an interim impairment analysis that could result in an impairment of goodwill.

Distribution Agreements, Customer Lists and Other Identifiable Intangible Assets

The Company’s definite-lived intangible assets primarily consist of distribution rights and customer relationships, which have estimated useful lives of 20 to 40 years and 12 to 20 years, respectively. These assets are amortized on a straight-line basis over their estimated useful lives. In the first quarter of 2017, the Company converted its franchise rights to distribution rights with an estimated useful life of 40 years.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreement with The Coca‑Cola Company and CCR (the “CBA”) over the remaining useful life of the related distribution rights intangible assets. Under the CBA, the Company makes quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell certain beverages and beverage products in the Expansion Territories. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the Expansion Territories to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each Expansion Territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Pension and Postretirement Benefit Plans

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

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs with The Coca‑Cola Company, other beverage companies and customers to increase the sale of its products. In addition, coupon programs are deployed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca‑Cola Company and other beverage companies, included as deductions to net sales, totaled $137.3 million in 2017, $117.0 million in 2016 and $71.4 million in 2015. Programs negotiated with customers include arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs.

Marketing Funding Support

The Company receives marketing funding support payments in cash from The Coca‑Cola Company and other beverage companies. Payments to the Company for marketing programs to promote bottle/can sales volume and fountain syrup sales volume are recognized as a reduction of cost of sales, primarily on a per unit basis, as the product is sold. Payments for periodic programs are recognized in the period during which they are earned.

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

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers and the purchase of finished goods. Inputs representing a substantial portion of the Company’s total cost of sales include: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors. The Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses, as described below.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $550.9 million in 2017, $395.4 million in 2016 and $277.9 million in 2015.

Delivery fees charged by the Company to retail customers are used to offset a portion of the Company’s delivery and handling costs. The fees are recorded in net sales and are presented within the Nonalcoholic Beverages segment. Delivery fees were $5.7 million in 2017, $6.0 million in 2016 and $6.3 million in 2015.

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

See Note 20 to the consolidated financial statements for additional information on Mr. Harrison’s stock compensation program.

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

Basic EPS excludes potential common shares that were dilutive and is computed by dividing net income available for common stockholders by the weighted average number of Common and Class B Common shares outstanding. Diluted EPS for Common Stock and Class B Common Stock gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. The Company does not have anti-dilutive shares.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018‑02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and can be early adopted. The Company is still evaluating the impacts of this standard should it choose to make this reclassification.

In March 2017, the FASB issued ASU 2017‑07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of the Company’s net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service cost components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The new guidance is effective for annual periods beginning after December 31, 2017, including interim periods within those annual periods. The Company will adopt the new accounting standards on January 1, 2018 using the practical expedient which allows entities to use information previously disclosed in their pension and other postretirement benefit plans note as the estimation basis to apply the retrospective presentation requirements in ASU 2017-07.

For 2017 and 2016, the Company expects to reclassify $5.4 million and $3.3 million, respectively, related to its non-service cost components of net periodic benefit cost and other benefit plan charges from income from operations to other income (expense), net in the consolidated financial statements. The Company will record the service cost component of net periodic benefit cost in selling, delivery and administrative expenses in the consolidated financial statements. In 2018, the Company expects to record service cost of $7.7 million and $2.7 million related to its non-service cost components of net periodic benefit cost and other benefit plan charges, respectively.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, entities should instead perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value of the respective reporting unit. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and can be early adopted. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements and anticipates this impact will be material to its consolidated balance sheets. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim periods beginning after December 31, 2017. The Company will adopt the new accounting standards on January 1, 2018 and does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The Company will adopt the new accounting standards on January 1, 2018 using a modified retrospective approach. The Company is in the process of finalizing its assessment of the impact of the new guidance on the Company’s consolidated financial statements. The approach the Company took during the assessment process was identifying and performing detailed walkthroughs of key revenue streams, including high level contract review, then performing detailed contract reviews for all revenue streams in order to evaluate revenue recognition requirements and prepare an implementation work plan. Based on the Company’s current assessment, it does not expect this guidance to have a material impact on the Company’s consolidated financial statements. As the Company completes its overall assessment, the Company will identify and implement changes to its accounting policies and internal controls to support the new revenue recognition and disclosure requirements.

2.	Piedmont Coca-Cola Bottling Partnership

The Company and The Coca‑Cola Company formed Piedmont in 1993 to distribute and market nonalcoholic beverages primarily in portions of North Carolina and South Carolina. The Company provides a portion of the nonalcoholic beverage products that Piedmont distributes and markets to Piedmont at cost and receives a fee for managing Piedmont’s operations pursuant to a management agreement. All transactions with Piedmont, including the financing arrangements described below, are intercompany transactions and are eliminated in the Company’s consolidated financial statements.

Noncontrolling interest represents the portion of Piedmont owned by The Coca‑Cola Company, which was 22.7% in all periods reported. Noncontrolling interest income of $6.3 million in 2017, $6.5 million in 2016 and $6.0 million in 2015 is included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest is included in the equity section of the Company’s consolidated balance sheets and totaled $92.2 million on December 31, 2017 and $85.9 million on January 1, 2017.

The Company has agreed to provide financing to Piedmont up to $100.0 million under an agreement that expires on December 31, 2019 with automatic one-year renewal periods unless either the Company or Piedmont provides 10 days’ prior written notice of cancellation to the other party before any such one-year renewal period begins. Piedmont pays the Company interest on its borrowings at the Company’s average monthly cost of borrowing, taking into account all indebtedness of the Company and its consolidated subsidiaries, as determined as of the last business day of each calendar month plus 0.5%. There were no amounts outstanding under this agreement at December 31, 2017.

Piedmont has agreed to provide financing to the Company up to $200.0 million under an agreement that expires December 31, 2022 with automatic one-year renewal periods unless a demand for payment of any amount borrowed by the Company is made by Piedmont prior to any such termination date. Borrowings under the revolving loan agreement bear interest on a monthly basis at a rate that is the average rate for the month on A1/P1-rated commercial paper with a 30-day maturity, which was 1.47% at December 31, 2017. There was $111.8 million outstanding under this agreement as of December 31, 2017.

3.	Acquisitions and Divestitures

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company recently concluded a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, CCR and United to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included acquisition and exchange of rights to serve Expansion Territories and related distribution assets, as well as the acquisition and exchange of Expansion Facilities and related manufacturing assets. A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company prior to 2017 is included in the Company’s Annual Report on Form 10‑K for 2016. During 2017, the Company closed the following System Transformation Transactions:

System Transformation Transactions Completed in 2017

System Transformation Transactions completed with CCR in 2017

Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana Expansion Territories Acquisitions (“January 2017 Transaction”)

On January 27, 2017, the Company acquired distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana, pursuant to a distribution asset purchase agreement entered into by the Company and CCR on September 1, 2016 (the “September 2016 Distribution APA”). The Company completed the January 2017 Transaction for a cash purchase price of $32.1 million, which includes all post-closing adjustments. The cash purchase price increased $0.5 million as a result of post-closing adjustments made during 2017.

Acquisition of Bloomington and Indianapolis, Indiana and Columbus and Mansfield, Ohio Expansion Territories and Indianapolis and Portland, Indiana Expansion Facilities (“March 2017 Transactions”)

On March 31, 2017, the Company acquired (i) distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio pursuant to the September 2016 Distribution APA and (ii) two Expansion Facilities located in Indianapolis and Portland, Indiana and related manufacturing assets pursuant to a manufacturing asset purchase agreement entered into by the Company and CCR on September 1, 2016 (the “September 2016 Manufacturing APA”). The Company completed the March 2017 Transactions for a cash purchase price of $104.6 million, which includes all post-closing adjustments. The cash purchase price decreased $4.1 million as a result of post-closing adjustments made during 2017.

Acquisition of Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio Expansion Territories and Twinsburg, Ohio Expansion Facility (“April 2017 Transactions”)

On April 28, 2017, the Company acquired (i) distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio pursuant to a distribution asset purchase agreement entered into by the Company and CCR on April 13, 2017 (the “April 2017 Distribution APA”) and (ii) an Expansion Facility located in Twinsburg, Ohio and related manufacturing assets pursuant to a manufacturing asset purchase agreement entered into by the Company and CCR on April 13, 2017 (the “April 2017 Manufacturing APA”). The Company completed the April 2017 Transactions for a cash purchase price of $87.9 million. During the fourth quarter of 2017, the cash purchase price for the April 2017 Transactions decreased by $4.7 million as a result of net working capital and other fair value adjustments, which remains due from The Coca‑Cola Company. The cash purchase price for the April 2017 Transactions remains subject to post-closing adjustment in accordance with the April 2017 Distribution APA and the April 2017 Manufacturing APA.

Acquisition of Arkansas Expansion Territories and Memphis, Tennessee and West Memphis, Arkansas Expansion Facilities in exchange for the Company’s Deep South and Somerset Distribution Territories and Mobile, Alabama Manufacturing Facility (the “CCR Exchange Transaction”)

On October 2, 2017, the Company (i) acquired from CCR distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in central and southern Arkansas and two Expansion Facilities located in Memphis, Tennessee and West Memphis, Arkansas and related manufacturing assets (collectively, the “CCR Exchange Business”) in exchange for which the Company (ii) transferred to CCR distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in portions of southern Alabama, southeastern Mississippi, southwestern

Georgia and northwestern Florida and in and around Somerset, Kentucky and a regional manufacturing facility located in Mobile, Alabama and related manufacturing assets (collectively, the “Deep South and Somerset Exchange Business”), pursuant to an asset exchange agreement entered into by the Company, certain of its wholly-owned subsidiaries and CCR on September 29, 2017 (the “CCR AEA”).

During 2017, the Company paid CCR $15.9 million toward the closing of the CCR Exchange Transaction, representing an estimate of the difference between the value of the CCR Exchange Business acquired by the Company and the value of the Deep South and Somerset Exchange Business acquired by CCR. During the fourth quarter of 2017, the Company recorded certain adjustments to this settlement amount as a result of changes in estimated net working capital and other fair value adjustments, which are included in accounts payable to The Coca‑Cola Company. The final closing price for the CCR Exchange Transaction remains subject to final resolution pursuant to the CCR AEA. The payment for the CCR Exchange Transaction reflected the application of $4.8 million of the Expansion Facilities Discount (as described below).

Acquisition of Memphis, Tennessee Expansion Territories (“Memphis Transaction”)

On October 2, 2017, the Company acquired distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in and around Memphis, Tennessee, including portions of northwestern Mississippi and eastern Arkansas, pursuant to an asset purchase agreement entered by the Company and CCR on September 29, 2017 (the “September 2017 APA”). The Company completed this acquisition for a cash purchase price of $39.6 million, which remains subject to post-closing adjustment in accordance with the September 2017 APA.

System Transformation Transactions completed with United in 2017

Acquisition of Spartanburg and Bluffton, South Carolina Expansion Territories in exchange for the Company’s Florence and Laurel Territories and Piedmont’s Northeastern Georgia Territories (“United Exchange Transaction”)

On October 2, 2017, the Company and Piedmont completed exchange transactions in which (i) the Company acquired from United distribution rights and related assets in Expansion Territories previously served by United through United’s facilities and equipment located in and around Spartanburg, South Carolina and a portion of United’s territory located in and around Bluffton, South Carolina and Piedmont acquired from United similar rights, assets and liabilities, and working capital in the remainder of United’s Bluffton, South Carolina territory (collectively, the “United Distribution Business”), in exchange for which (ii) the Company transferred to United distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in parts of northwestern Alabama, south-central Tennessee and southeastern Mississippi previously served by the Company’s distribution centers located in Florence, Alabama and Laurel, Mississippi (collectively, the “Florence and Laurel Distribution Business”) and Piedmont transferred to United similar rights, assets and liabilities, and working capital of Piedmont’s in territory located in parts of northeastern Georgia (the “Northeastern Georgia Distribution Business”), pursuant to an asset exchange agreement between the Company, certain of its wholly-owned subsidiaries and United dated September 29, 2017 (the “United AEA”) and an asset exchange agreement between Piedmont and United dated September 29, 2017 (the “Piedmont – United AEA”).

At closing, the Company and Piedmont paid United $3.4 million toward the closing of the United Exchange Transaction, representing an estimate of (i) the difference between the value of the portion of the United Distribution Business acquired by the Company and the value of the Florence and Laurel Distribution Business acquired by United, plus (ii) the difference between the value of the portion of the United Distribution Business acquired by Piedmont and the value of the Northeastern Georgia Distribution Business acquired by United, which such amounts remain subject to final resolution pursuant to the United AEA and the Piedmont – United AEA, respectively.

Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement

In connection with the Company’s acquisitions of the Expansion Facilities and the impact on transaction value from certain adjustments made by The Coca‑Cola Company pursuant to a regional manufacturing agreement with The Coca‑Cola Company entered into on March 31, 2017 (as amended, the “RMA”) to the authorized pricing on sales of certain beverages produced by the Company under trademarks of The Coca‑Cola Company at the Expansion Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers, the Company and The Coca‑Cola Company also entered into a letter agreement on March 31, 2017 (as amended, the “Manufacturing Facilities Letter Agreement”), pursuant to which The Coca‑Cola Company agreed to provide the Company with an aggregate valuation adjustment discount of $33.1 million (the “Expansion Facilities Discount”) on the purchase prices for the Expansion Facilities.

The parties agreed to apply $22.9 million of the total Expansion Facilities Discount upon the Company’s acquisition of Expansion Facilities in March 2017 and agreed to apply an additional $5.4 million of the total Expansion Facilities Discount upon the Company’s acquisition of an Expansion Facility in April 2017. The parties agreed to apply the remaining $4.8 million of the total Expansion Facilities Discount upon the Company’s acquisition of two additional Expansion Facilities as part of the CCR Exchange Transaction, after which time no amounts remain outstanding under the Manufacturing Facilities Letter Agreement.

The Manufacturing Facilities Letter Agreement also establishes a mechanism to compensate the Company with a payment or credit for the net economic impact to the manufacturing facilities the Company served prior to the System Transformation (the “Legacy Facilities”) of the changes made by The Coca‑Cola Company to the authorized pricing under the RMA on sales of certain Coca‑Cola products produced by the Company at the Legacy Facilities and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers versus the Company’s historical returns for products produced at the Legacy Facilities prior to the conversion on March 31, 2017 of the Company’s then-existing manufacturing agreements with The Coca‑Cola Company to the RMA (the “Legacy Facilities Credit”).

The Company and The Coca‑Cola Company agreed that the amount of the Legacy Facilities Credit to be paid to the Company by The Coca‑Cola Company was $43.0 million, pursuant to a letter agreement between the Company and The Coca‑Cola Company dated December 26, 2017. The Coca‑Cola Company paid the Legacy Facilities Credit, in the amount of $43.0 million, to the Company in December 2017.

The Company recognized $12.4 million of the Legacy Facilities Credit during 2017, representing the portion of the credit applicable to the Mobile, Alabama facility which the Company transferred to CCR as part of the CCR Exchange Transaction. The $12.4 million portion of the Legacy Facilities Credit related to the Mobile, Alabama facility was recorded to gain (loss) on exchange transactions in the Company’s consolidated financial statements. The remaining $30.6 million of the Legacy Facilities Credit was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years.

Gain on Exchange Transactions

Upon closing the CCR Exchange Transaction and the United Exchange Transaction, the fair value of net assets acquired exceeded the carrying value of net assets exchanged, which resulted in a gain of $0.5 million recorded to gain (loss) on exchange transactions in the Company’s consolidated financial statements. This amount remains subject to final resolution pursuant to the CCR AEA, the United AEA and the Piedmont – United AEA.

The $0.5 million gain on the CCR Exchange Transaction and the United Exchange Transaction, combined with the $12.4 million portion of the Legacy Facilities Credit related to the Mobile, Alabama facility, resulted in a total gain on exchange transactions of $12.9 million in 2017.

The fair value of acquired assets and assumed liabilities in the 2017 System Transformation Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2017 Transaction	March 2017 Transactions	April 2017 Transactions	October 2017 Transactions Acquisitions	Total 2017 Transactions
Cash	$107	$211	$103	$191	$612
Inventories	5,953	20,952	14,554	14,850	56,309
Prepaid expenses and other current assets	1,155	5,117	4,068	4,754	15,094
Accounts receivable from The Coca-Cola Company	1,042	1,807	2,552	2,391	7,792
Property, plant and equipment	25,708	81,638	52,263	70,645	230,254
Other assets (including deferred taxes)	1,158	3,227	4,369	889	9,643
Goodwill	1,544	2,527	17,804	13,992	35,867
Distribution agreements	22,000	46,750	19,500	124,750	213,000
Customer lists	1,500	1,750	1,000	4,950	9,200
Total acquired assets	$60,167	$163,979	$116,213	$237,412	$577,771

Current liabilities (acquisition related contingent consideration)	$1,350	$2,958	$1,546	$1,458	$7,312
Other current liabilities	324	3,760	2,860	6,492	13,436
Other liabilities (acquisition related contingent consideration)	26,377	49,739	26,604	18,848	121,568
Other liabilities	43	2,953	2,005	95	5,096
Total assumed liabilities	$28,094	$59,410	$33,015	$26,893	$147,412

As part of the “October 2017 Transactions Acquisitions,” which include the Expansion Territories and the Expansion Facilities acquired in the CCR Exchange Transaction (the “CCR Exchange Transaction Acquisitions”), the Memphis Transaction and the United Exchange Transaction (the “United Exchange Transaction Acquisitions”), the Company’s acquired assets and assumed liabilities as of the acquisition dates are summarized as follows:

(in thousands)	CCR Exchange Transaction Acquisitions	Memphis Transaction	United Exchange Transaction Acquisitions	October 2017 Transactions Acquisitions
Cash	$91	$100	$-	$191
Inventories	10,667	3,354	829	14,850
Prepaid expenses and other current assets	3,218	1,222	314	4,754
Accounts receivable from The Coca-Cola Company	1,092	1,089	210	2,391
Property, plant and equipment	47,066	20,795	2,784	70,645
Other assets (including deferred taxes)	624	265	-	889
Goodwill	6,378	4,917	2,697	13,992
Distribution agreements	80,500	30,300	13,950	124,750
Customer lists	3,200	1,200	550	4,950
Total acquired assets	$152,836	$63,242	$21,334	$237,412

Current liabilities (acquisition related contingent consideration)	$-	$1,458	$-	$1,458
Other current liabilities	2,760	3,241	491	6,492
Other liabilities (acquisition related contingent consideration)	-	18,848	-	18,848
Other liabilities	1	94	-	95
Total assumed liabilities	$2,761	$23,641	$491	$26,893

The goodwill for the 2017 System Transformation Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $11.6 million, $6.4 million, $6.6 million and $2.7 million is expected to be deductible for tax purposes for the April 2017 Transactions, the CCR Exchange Transaction Acquisitions, the Memphis Transaction and the United Exchange Transaction Acquisitions, respectively. No goodwill is expected to be deductible for tax purposes for the January 2017 Transaction or the March 2017 Transactions.

Identifiable intangible assets acquired by the Company in the 2017 System Transformation Transactions consist of distribution agreements and customer lists, which have an estimated useful life of 40 years and 12 years, respectively.

The Company has preliminarily allocated the purchase prices of the April 2017 Transactions, the CCR Exchange Transaction, the Memphis Transaction and the United Exchange Transaction to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained. Any adjustments made beyond one year from each transaction’s acquisition date are recorded through the Company’s consolidated statements of operations.

The carrying value of assets and liabilities in the Deep South and Somerset Exchange Business divested in the CCR Exchange Transaction and the Florence and Laurel Distribution Business divested in the United Exchange Transaction (together, the “October 2017 Divestitures”) are summarized as follows:

(in thousands)	October 2017 Divestitures
Cash	$303
Inventories	13,717
Prepaid expenses and other current assets	1,199
Property, plant and equipment	44,380
Other assets (including deferred taxes)	604
Goodwill	13,073
Distribution agreements	65,043
Total divested assets	$138,319

Other current liabilities	$5,683
Pension and postretirement benefit obligations	16,855
Total divested liabilities	$22,538

The October 2017 Divestitures were recorded in the Company’s Nonalcoholic Beverages segment prior to divestiture.

System Transformation Transactions Completed in 2016

During 2016, the Company acquired from CCR distribution rights and related assets for the following Expansion Territories: Easton, Salisbury, Capitol Heights, La Plata, Baltimore, Hagerstown and Cumberland, Maryland; Richmond, Yorktown and Alexandria, Virginia; Cincinnati, Dayton, Lima and Portsmouth, Ohio; and Louisa, Kentucky. The Company also acquired Expansion Facilities and related manufacturing assets in Sandston, Virginia; Silver Spring and Baltimore, Maryland; and Cincinnati, Ohio during 2016. Collectively, these are the “2016 System Transformation Transactions.” Details of the 2016 System Transformation Transactions are included below.

Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia Expansion Territories Acquisitions and Sandston, Virginia Expansion Facility Acquisition (“January 2016 Transactions”)

An asset purchase agreement entered into by the Company and CCR in September 2015 (the “September 2015 APA”) contemplated, in part, the Company’s acquisition of distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia. In addition, an asset purchase agreement entered into by the Company and CCR in October 2015 (the “October 2015 APA”) contemplated, in part, the Company’s acquisition of an Expansion Facility and related manufacturing assets in Sandston, Virginia. The closing of the January 2016 Transactions occurred on January 29, 2016. The cash purchase price for the January 2016 Transactions was $75.9 million, which includes all post-closing adjustments. Of the total cash purchase price, $10.2 million was settled beyond one year from the transaction closing date and was recorded as other expense on the Company’s consolidated statements of operations.

Alexandria, Virginia and Capitol Heights and La Plata, Maryland Territories Acquisitions (“April 1, 2016 Transaction”)

The September 2015 APA also contemplated the Company’s acquisition of distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Alexandria, Virginia and Capitol Heights and La Plata, Maryland. The closing of the April 1, 2016 Transaction occurred on April 1, 2016. The cash purchase price for the April 1, 2016 Transaction was $34.8 million, which includes all post-closing adjustments. Of the total cash purchase price, $0.8 million was settled beyond one year from the transaction closing date and was recorded as other income on the Company’s consolidated statements of operations.

Baltimore, Hagerstown and Cumberland, Maryland Expansion Territories Acquisitions and Silver Spring and Baltimore, Maryland Expansion Facilities Acquisitions (“April 29, 2016 Transactions”)

On April 29, 2016, the Company completed the remaining transactions contemplated by (i) the September 2015 APA, by acquiring distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Baltimore, Hagerstown and Cumberland, Maryland, and (ii) the October 2015 APA, by acquiring Expansion Facilities and related manufacturing assets in Silver Spring and Baltimore, Maryland. The cash purchase price for the April 29, 2016 Transactions was $68.5 million, which includes all post-closing adjustments. Of the total cash purchase price, $0.5 million was settled beyond one year from the transaction closing date and was recorded as other income on the Company’s consolidated statements of operations.

Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky Expansion Territories Acquisitions and Cincinnati, Ohio Expansion Facility Acquisition (“October 2016 Transactions”)

On October 28, 2016, the Company completed the initial transactions contemplated by (i) the September 2016 Distribution APA, by acquiring distribution rights and related assets in Expansion Territories previously served by CCR through CCR’s facilities and equipment located in Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky, and (ii) the September 2016 Manufacturing APA, by acquiring an Expansion Facility and related manufacturing assets located in Cincinnati, Ohio. The closing of the October 2016 Transactions occurred for a cash purchase price of $99.7 million, which includes all post-closing adjustments. The cash purchase price increased $1.5 million as a result of post-closing adjustments made during 2017.

The fair value of acquired assets and assumed liabilities of the 2016 System Transformation Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2016 Transactions	April 1, 2016 Transaction	April 29, 2016 Transactions	October 2016 Transactions	Total 2016 Transactions
Cash	$179	$219	$161	$150	$709
Inventories	10,159	3,748	13,850	18,513	46,270
Prepaid expenses and other current assets	2,775	1,945	3,774	4,228	12,722
Accounts receivable from The Coca-Cola Company	1,121	1,162	1,126	1,327	4,736
Property, plant and equipment	46,149	54,135	57,738	67,943	225,965
Other assets (including deferred taxes)	2,351	1,541	5,514	682	10,088
Goodwill	9,396	1,962	8,368	8,473	28,199
Distribution agreements	750	-	22,000	79,900	102,650
Customer lists	550	-	1,450	2,750	4,750
Total acquired assets	$73,430	$64,712	$113,981	$183,966	$436,089

Current liabilities (acquisition related contingent consideration)	$361	$742	$1,307	$3,973	$6,383
Other current liabilities	591	4,231	5,482	8,513	18,817
Accounts payable to The Coca-Cola Company	650	-	-	-	650
Other liabilities (acquisition related contingent consideration)	6,144	23,924	35,561	71,237	136,866
Other liabilities	-	266	2,635	573	3,474
Total assumed liabilities	$7,746	$29,163	$44,985	$84,296	$166,190

The goodwill for the 2016 System Transformation Transactions is all included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $14.9 million and $15.8 million is expected to be deductible for tax purposes for the January 2016 Transactions and October 2016 Transactions, respectively. No goodwill is expected to be deductible for the April 1, 2016 Transaction or the April 29, 2016 Transactions.

System Transformation Transactions Completed in 2015

During 2015, the Company acquired from CCR distribution rights and related assets for the following Expansion Territories: Cleveland and Cookeville, Tennessee; Louisville, Kentucky and Evansville, Indiana; Paducah and Pikeville, Kentucky; Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina and acquired a make-ready center in Annapolis, Maryland (the “2015 Expansion Territories”). In 2015, the Company also acquired from CCR distribution rights and related assets for distribution territory in Lexington, Kentucky in exchange for distribution territory previously served by the Company in Jackson, Tennessee (the “2015 Asset Exchange”). The aggregate cash purchase price for the 2015 Expansion Territories and the 2015 Asset Exchange was $85.6 million, which includes all post-closing adjustments.

The Company recognized a gain of $8.1 million as a result of the 2015 Asset Exchange, which was recorded to gain (loss) on exchange transactions in the consolidated financial statements. In addition, the Company recognized a bargain purchase gain of

$2.0 million after applying a deferred tax liability of $1.3 million as a result of the acquisition of the make-ready center in Annapolis, Maryland, which was recorded to bargain purchase gain, net of tax in the consolidated financial statements.

System Transformation Transactions Completed in 2014

During 2014, the Company acquired from CCR distribution rights and related assets for the following Expansion Territories:  Johnson City, Knoxville and Morristown, Tennessee (the “2014 Expansion Territories”). The aggregate cash purchase price for the 2014 Expansion Territories was $43.1 million, which includes all post-closing adjustments.

System Transformation Transactions Financial Results

The financial results of the 2017 System Transformation Transactions, the 2016 System Transformation Transactions, the 2015 Expansion Territories and the 2015 Asset Exchange have been included in the Company’s consolidated financial statements from their respective acquisition dates. These System Transformation Transactions contributed the following amounts to the Company’s consolidated statement of operations:

	Fiscal Year
(in thousands)	2017	2016	2015
Net sales from 2015 Expansion Territories & 2015 Asset Exchange	$484,485	$469,440	$278,691
Net sales from 2016 System Transformation Transactions	1,011,638	592,329	-
Net sales from 2017 System Transformation Transactions	740,259	-	-
Total System Transformation Transactions impact to net sales	$2,236,382	$1,061,769	$278,691

Income from operations from 2015 Expansion Territories & 2015 Asset Exchange	$1,540	$1,907	$3,364
Income from operations from 2016 System Transformation Transactions	18,930	22,373	-
Income from operations from 2017 System Transformation Transactions	10,754	-	-
Total System Transformation Transactions impact to income from operations	$31,224	$24,280	$3,364

The Company incurred transaction related expenses for these System Transformation Transactions of $6.8 million in 2017, $6.1 million in 2016 and $5.8 million in 2015. These expenses are included within selling, delivery and administrative expenses on the consolidated statements of operations.

2017 System Transformation Transactions and 2016 System Transformation Transactions Pro Forma Financial Information

The purpose of the pro forma disclosures is to present the net sales and the income from operations of the combined entity as though the 2017 System Transformation Transactions and the 2016 System Transformation Transactions had occurred as of the beginning of 2016. The pro forma combined net sales and income from operations do not necessarily reflect what the combined Company’s net sales and income from operations would have been had the acquisitions occurred at the beginning of 2016. The pro forma financial information also may not be useful in predicting the future financial results of the combined company. The actual results may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

The following tables represent the Company’s unaudited pro forma net sales and unaudited pro forma income from operations for the 2017 System Transformation Transactions and the 2016 System Transformation Transactions.

	Fiscal Year
(in thousands)	2017	2016
Net sales as reported	$4,323,668	$3,156,428
Pro forma adjustments (unaudited)	196,224	1,153,358
Net sales pro forma (unaudited)	$4,519,892	$4,309,786

	Fiscal Year
(in thousands)	2017	2016
Income from operations as reported	$96,179	$127,859
Pro forma adjustments (unaudited)	5,391	76,906
Income from operations pro forma (unaudited)	$101,570	$204,765

The net sales pro forma and the income from operations pro forma reflect adjustments for (i) the inclusion of historic results of operations for the Expansion Territories and the Expansion Facilities acquired in the System Transformation Transactions for the period prior to the Company’s acquisition of the applicable territories or facility, for each year presented, (ii) the elimination of historic results of operations for the October 2017 Divestitures for the period prior to the Company’s divestiture of the associated Expansion Territories and Expansion Facility and (iii) the elimination of net sales made in the normal course of business between the Company and the selling entity (CCR or United) involved in the applicable System Transformation Transactions. In addition, the income from operations pro forma reflects adjustments for the elimination of cost of sales associated with intercompany sales and an adjustment for additional depreciation expense and amortization expense for property, plant and equipment and intangible assets, respectively, as a result of the change in fair value of the assets’ useful lives upon acquisition.

Sale of BYB Brands, Inc.

On August 24, 2015, the Company sold BYB Brands, Inc. (“BYB”), a wholly-owned subsidiary of the Company to The Coca‑Cola Company. Pursuant to the stock purchase agreement dated July 22, 2015, the Company sold all issued and outstanding shares of capital stock of BYB for a cash purchase price of $26.4 million. As a result of the sale, the Company recognized a gain of $22.7 million in 2015, which was recorded to gain on sale of business in the consolidated financial statements. BYB contributed the following amounts to the Company’s consolidated statement of operations:

(in thousands)	2015
Net sales	$23,875
Income from operations	1,809

4.	Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2017	January 1, 2017
Finished products	$116,354	$90,259
Manufacturing materials	33,073	23,196
Plastic shells, plastic pallets and other inventories	34,191	30,098
Total inventories	$183,618	$143,553

The growth in the inventories balance at December 31, 2017, as compared to January 1, 2017, is primarily a result of inventory acquired through the completion of the 2017 System Transformation Transactions.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2017	January 1, 2017
Current portion of income taxes	$35,930	$21,227
Repair parts	30,530	20,338
Prepayments for sponsorships	6,358	1,879
Prepaid software	5,855	5,331
Commodity hedges at fair market value	4,420	1,289
Other prepaid expenses and other current assets	17,553	13,770
Total prepaid expenses and other current assets	$100,646	$63,834

6.	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

			Estimated
(in thousands)	December 31, 2017	January 1, 2017	Useful Lives
Land	$78,825	$68,541
Buildings	211,308	201,247	8-50 years
Machinery and equipment	315,117	229,119	5-20 years
Transportation equipment	351,479	316,929	4-20 years
Furniture and fixtures	89,559	78,219	3-10 years
Cold drink dispensing equipment	488,208	484,771	5-17 years
Leasehold and land improvements	125,348	112,393	5-20 years
Software for internal use	113,490	105,405	3-10 years
Construction in progress	25,490	14,818
Total property, plant and equipment, at cost	1,798,824	1,611,442
Less: Accumulated depreciation and amortization	767,436	798,453
Property, plant and equipment, net	$1,031,388	$812,989

Depreciation expense, which includes amortization expense for leased property under capital leases, was $150.4 million in 2017, $111.6 million in 2016 and $78.1 million in 2015.

During 2017, 2016 and 2015, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

7.	Leased Property Under Capital Leases

Leased property under capital leases, which consisted of real estate and have an estimated useful life of 3 to 20 years, were as following:

(in thousands)	December 31, 2017	January 1, 2017
Leased property under capital leases	$95,870	$94,125
Less: Accumulated amortization	66,033	60,573
Leased property under capital leases, net	$29,837	$33,552

As of December 31, 2017 $15.1 million of the leased property under capital leases was from related party transactions as discussed in Note 22 to the consolidated financial statements.

8.	Franchise Rights

A reconciliation of the activity for franchise rights for 2017 and 2016 is as follows:

	Fiscal Year
(in thousands)	2017	2016
Beginning balance - franchise rights	$533,040	$527,540
Conversion from franchise rights to distribution rights	(533,040)	-
2015 Asset Exchange	-	5,500
Ending balance - franchise rights	$-	$533,040

In connection with the closing of the March 2017 Transactions, the Company, The Coca-Cola Company and CCR entered into a comprehensive beverage agreement (as amended, the “CBA”) on March 31, 2017, and concurrently converted the Company’s franchise rights within the territories in which the Company distributed Coca‑Cola products prior to beginning the System Transformation (the “Legacy Territories”) to distribution agreements, net on the consolidated financial statements. Prior to this conversion, the Company’s franchise rights resided entirely within the Nonalcoholic Beverage segment.

During the second quarter of 2016, the Company recorded $5.5 million in franchise rights for the 2015 Asset Exchange.

9.	Goodwill

A reconciliation of the activity for goodwill for 2017 and 2016 is as follows:

	Fiscal Year
(in thousands)	2017	2016
Beginning balance - goodwill	$144,586	$117,954
System Transformation Transactions acquisitions(1)	35,867	26,272
October 2017 Divestitures	(13,073)	-
2015 Asset Exchange	-	(682)
Measurement period adjustments(2)	1,936	1,042
Ending balance - goodwill	$169,316	$144,586

(1)  System Transformation Transactions acquisitions includes an increase in goodwill of $7.4 million in 2017 and a decrease in goodwill of $5.8 million in 2016 from the opening balance sheets for the Expansion Territories and Expansion Facilities acquired in the System Transformation during 2017 and 2016, respectively, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

(2)  Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

The Company’s goodwill resides entirely within the Nonalcoholic Beverage segment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter of 2017, 2016 and 2015 and determined there was no impairment of the carrying value of these assets.

10.	Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	December 31, 2017	January 1, 2017
Distribution agreements at cost	$939,527	$242,486
Less: Accumulated amortization	26,175	7,498
Distribution agreements, net	$913,352	$234,988

A reconciliation of the activity for distribution agreements, net for 2017 and 2016 is as follows:

	Fiscal Year
(in thousands)	2017	2016
Beginning balance - distribution agreements, net	$234,988	$129,786
Conversion to distribution rights from franchise rights	533,040	-
System Transformation Transactions acquisitions(1)	213,000	86,650
October 2017 Divestitures	(65,043)	-
Measurement period adjustment(2)	16,000	-
Glacéau Distribution Agreement	-	21,032
Other distribution agreements	44	1,695
Additional accumulated amortization	(18,677)	(4,175)
Ending balance - distribution agreements, net	$913,352	$234,988

(1)  System Transformation Transactions acquisitions includes an increase of $51.5 million in 2017 from the opening balance sheets for the Expansion Territories and Expansion Facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction. The adjustments to amortization expense associated with these measurement period adjustments were not material to the consolidated financial statements.

(2)  Measurement period adjustment relates to post-closing adjustments made in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA for the October 2016 Transactions. The adjustments to amortization expense associated with this measurement period adjustment were not material to the consolidated financial statements.

Concurrent with its entrance into the CBA in the first quarter of 2017, the Company converted its franchise rights for the Legacy Territories to distribution rights, with an estimated useful life of 40 years.

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 31, 2017 will be $23.6 million for each year 2018 through 2022.

11.	Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight line basis and have an estimated useful life of 12 to 20 years, consisted of the following:

(in thousands)	December 31, 2017	January 1, 2017
Customer lists and other identifiable intangible assets at cost	$25,288	$15,938
Less: Accumulated amortization	6,968	5,511
Customer lists and other identifiable intangible assets, net	$18,320	$10,427

A reconciliation of the activity for customer lists and other identifiable intangible assets, net for 2017 and 2016 is as follows:

	Fiscal Year
(in thousands)	2017	2016
Beginning balance - customer lists and other identifiable intangible assets, net	$10,427	$6,662
System Transformation Transactions acquisitions(1)	9,200	4,600
Measurement period adjustment(2)	150	-
Additional accumulated amortization	(1,457)	(835)
Ending balance - customer lists and other identifiable intangible assets, net	$18,320	$10,427

(1) System Transformation Transactions acquisitions includes an increase of $0.5 million in 2017 from the opening balance sheets for the Expansion Territories and Expansion Facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction. The adjustments to amortization expense associated with these measurement period adjustments were not material to the consolidated financial statements.

(2) Measurement period adjustment relates to post-closing adjustments made in accordance with the terms and conditions of the September 2016 Distribution APA and the September 2016 Manufacturing APA for the October 2016 Transactions. The adjustments to amortization expense associated with this measurement period adjustment were not material to the consolidated financial statements.

Assuming no impairment of customer lists and other identifiable intangible assets, net, amortization expense in future years based upon recorded amounts as of December 31, 2017 will be $1.8 million for each year 2018 through 2022.

12.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 31, 2017	January 1, 2017
Checks and transfers yet to be presented for payment from zero balance cash accounts	$37,262	$19,326
Accrued insurance costs	35,433	28,248
Accrued marketing costs	33,376	24,714
Employee and retiree benefit plan accruals	27,024	23,858
Current portion of acquisition related contingent consideration	23,339	15,782
Accrued taxes (other than income taxes)	6,391	2,836
Current deferred proceeds from bottling agreements conversion	2,286	-
All other accrued expenses	20,419	19,121
Total other accrued liabilities	$185,530	$133,885

See Note 22 to the consolidated financial statements for additional information on the proceeds from the bottling agreements conversion.

13.	Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity	Interest Rate	Interest Paid	Public / Non-public	December 31, 2017	January 1, 2017
Revolving credit facility	2019	Variable	Varies	Non-public	$207,000	$152,000
Term Loan	2021	Variable	Varies	Non-public	300,000	300,000
Senior Notes	2023	3.28%	Semi-annually	Non-public	125,000	-
Senior Notes	2019	7.00%	Semi-annually	Public	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	Public	350,000	350,000
Unamortized discount on Senior Notes(1)	2019				(332)	(570)
Unamortized discount on Senior Notes(1)	2025				(70)	(78)
Debt issuance costs					(3,580)	(4,098)
Total debt					1,088,018	907,254
Less: Current portion of debt					-	-
Long-term debt					$1,088,018	$907,254

(1)	The Senior Notes due 2019 were issued at 98.238% of par and the Senior Notes due 2025 were issued at 99.975% of par.

The principal maturities of debt outstanding on December 31, 2017 were as follows:

(in thousands)	Debt Maturities
2018	$15,000
2019	347,000
2020	37,500
2021	217,500
2022	-
Thereafter	475,000
Total debt	$1,092,000

Under the Company’s Term Loan Facility (as defined below), $15 million will become due in fiscal 2018. The Company intends to repay this amount through use of its Revolving Credit Facility (as defined below), which is classified as long-term debt. As such, the $15 million has been classified as non-current as of December 31, 2017.

The Company had capital lease obligations of $43.5 million on December 31, 2017 and $48.7 million on January 1, 2017. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

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

In October 2014, the Company entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”), and in April 2015, the Company exercised an accordion feature which established a $450 million aggregate maximum borrowing capacity on the Revolving Credit Facility. The $450 million borrowing capacity includes up to $50 million available for the issuance of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of October 16, 2019.

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings.

The Revolving Credit Facility, the Term Loan Facility and the Private Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of December 31, 2017. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

14.	Derivative Financial Instruments

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

		Fiscal Year
(in thousands)	Classification of Gain (Loss)	2017	2016	2015
Commodity hedges	Cost of sales	$2,815	$2,896	$(2,354)
Commodity hedges	Selling, delivery and administrative expenses	315	1,832	(1,085)
Total gain (loss)		$3,130	$4,728	$(3,439)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	December 31, 2017	January 1, 2017
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$4,420	$1,289
Total assets		$4,420	$1,289

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

(in thousands)	December 31, 2017	January 1, 2017
Gross derivative assets	$4,481	$1,297
Gross derivative liabilities	61	8

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	December 31, 2017	January 1, 2017
Notional amount of outstanding commodity derivative agreements	$59,564	$13,146
Latest maturity date of outstanding commodity derivative agreements	December 2018	December 2017

Subsequent to December 31, 2017, the Company entered into additional agreements to hedge certain commodity costs for 2018. The notional amount of these agreements was $91.7 million. Concurrently, the Company terminated certain hedge agreements for commodity costs for 2018. The notional amount of the terminated agreements was $22.6 million.

15.	Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	December 31, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,166	$33,166	$33,166	$-	$-
Commodity hedging agreements	4,420	4,420	-	4,420	-
Liabilities:
Deferred compensation plan liabilities	33,166	33,166	33,166	-	-
Non-public variable rate debt	506,398	507,000	-	507,000	-
Non-public fixed rate debt	124,829	126,400	-	126,400	-
Public debt securities	456,791	475,100	-	475,100	-
Acquisition related contingent consideration	381,291	381,291	-	-	381,291

	January 1, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$24,903	$24,903	$24,903	$-	$-
Commodity hedging agreements	1,289	1,289	-	1,289	-
Liabilities:
Deferred compensation plan liabilities	24,903	24,903	24,903	-	-
Non-public variable rate debt	451,222	452,000	-	452,000	-
Public debt securities	456,032	475,800	-	475,800	-
Acquisition related contingent consideration	253,437	253,437	-	-	253,437

Under the CBA, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the Expansion Territories. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the Expansion Territories to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each Expansion Territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2017	2016
Opening balance - Level 3 liability	$253,437	$136,570
Increase due to System Transformation Transactions acquisitions(1)	128,880	133,857
Measurement period adjustment(2)	14,826	-
Payment of acquisition related contingent consideration	(16,738)	(13,550)
Reclassification to current payables	(2,340)	(1,530)
(Favorable)/unfavorable fair value adjustment	3,226	(1,910)
Ending balance - Level 3 liability	$381,291	$253,437

(1) Increase due to System Transformation Transactions acquisitions includes an increase in the acquisition related contingent consideration of $62.5 million in 2017 from the opening balance sheets for the Expansion Territories and Expansion Facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

(2) Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

The fair value adjustment to the acquisition related contingent consideration liability during 2017 was primarily driven by final settlement of previously closed System Transformation Transactions and a decrease in the risk-free interest rate, partially offset by a benefit resulting from the Tax Act. The fair value adjustments to the acquisition related contingent consideration liability during 2016 were primarily driven by a change in the projected future operating results of the Expansion Territories subject to sub-bottling fees and changes in the risk-free interest rate. These adjustments were recorded in other income (expense), net on the Company’s consolidated statements of operations.

The amount the Company could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be in the range of $23 million to $47 million.

16.	Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 31, 2017	January 1, 2017
Non-current portion of acquisition related contingent consideration	$357,952	$237,655
Accruals for executive benefit plans	125,791	123,078
Non-current deferred proceeds from bottling agreements conversion	87,449	-
Non-current deferred proceeds from Legacy Facilities Credit	29,881	-
Other	19,506	17,839
Total other liabilities	$620,579	$378,572

See Note 15 and Note 21 to the consolidated financial statements for additional information on acquisition related contingent consideration and benefit plans, respectively. See Note 22 to the consolidated financial statements for additional information on the proceeds from the bottling agreements conversion and the Legacy Facilities Discount.

17.	Commitments and Contingencies

Leases

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2033. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company also leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2030. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

Rental expense incurred for noncancellable operating leases was $18.7 million in 2017, $13.6 million in 2016 and $8.9 million in 2015. See Note 7 and Note 13 to the consolidated financial statements for additional information on leased property under capital leases.

The following is a summary of future minimum lease payments, including renewal options the Company has determined to be reasonably assured, for all noncancellable operating leases and capital leases as of December 31, 2017:

(in thousands)	Capital Leases	Operating Leases	Total
2018	$10,706	$12,497	$23,203
2019	10,434	11,872	22,306
2020	10,613	11,380	21,993
2021	6,218	10,879	17,097
2022	2,697	9,867	12,564
Thereafter	10,859	34,717	45,576
Total minimum lease payments including interest	$51,527	$91,212	$142,739
Less: Amounts representing interest	8,058
Present value of minimum lease principal payments	43,469
Less: Current portion of principal payment obligations under capital leases	8,221
Long-term portion of principal payment obligations under capital leases	$35,248

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina, managed by the Company. All eight shareholders of SAC are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $9.1 million in 2017, $9.0 million in 2016 and $8.5 million in 2015.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 29.9 million cases, 29.9 million cases and 28.3 million cases of finished product from SAC in 2017, 2016 and 2015, respectively.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. The Company accounts for Southeastern as an equity method investment.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2017	2016	2015
Purchases from SAC	$148,511	$149,878	$144,511
Purchases from Southeastern	108,528	80,123	63,257
Total purchases from manufacturing cooperatives	$257,039	$230,001	$207,768

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2021. The amounts guaranteed were $23.9 million as of December 31, 2017 and $23.3 million as of January 1, 2017. Effective November 17, 2017, the Company’s guarantees for a portion of Southeastern’s debt were eliminated.

The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The following table summarizes the Company’s maximum exposure under this guarantee if SAC had borrowed up to its aggregate borrowing capacity:

(in thousands)	December 31, 2017
Maximum guaranteed debt	$23,938
Equity investments(1)	7,325
Maximum total exposure, including equity investments	$31,263

(1)	Recorded in other assets on the Company’s consolidated balance sheets using the equity method.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC has been identified as of December 31, 2017, and there was no impairment in 2016 or 2015.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on December 31, 2017 and $29.7 million on January 1, 2017.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2017, the future payments related to these contractual arrangements, which expire at various dates through 2030, amounted to $132.8 million.

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

18.	Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2017	2016	2015
Current:
Federal	$12,978	$(6,920)	$20,107
State	5,292	27	3,563
Total current provision (benefit)	$18,270	$(6,893)	$23,670

Deferred:
Federal	$(54,232)	$39,644	$10,638
State	(3,879)	3,298	(230)
Total deferred provision (benefit)	$(58,111)	$42,942	$10,408

Income tax expense (benefit)	$(39,841)	$36,049	$34,078

The Company’s effective income tax rate, as calculated by dividing income tax expense (benefit) by income before income taxes, was (63.2)% for 2017, 38.9% for 2016 and 34.4% for 2015. The following table provides a reconciliation of income tax expense (benefit) at the statutory federal rate to actual income tax expense (benefit).

	Fiscal Year
	2017		2016		2015
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
Statutory expense	$22,052	35.0%	$32,449	35.0%	$34,692	35.0%
Adjustment for federal tax legislation	(69,014)	(109.5)	-	-	-	-
Meals and entertainment	2,771	4.4	1,879	2.0	1,666	1.7
Valuation allowance change	2,718	4.3	(689)	(0.7)	(1,332)	(1.3)
State income taxes, net of federal benefit	2,029	3.2	3,243	3.5	3,496	3.5
Noncontrolling interest – Piedmont	(1,692)	(2.7)	(2,406)	(2.6)	(2,261)	(2.3)
Adjustment for uncertain tax positions	(521)	(0.8)	(43)	-	51	0.1
Adjustment for state tax legislation	-	-	(625)	(0.7)	(1,145)	(1.2)
Manufacturing deduction benefit	-	-	(56)	(0.1)	(1,330)	(1.3)
Bargain purchase gain	-	-	-	-	(704)	(0.7)
Other, net	1,816	2.9	2,297	2.5	945	0.9
Income tax expense (benefit)	$(39,841)	(63.2)%	$36,049	38.9%	$34,078	34.4%

The Company’s effective tax rate, as calculated by dividing income tax expense (benefit) by income before income taxes minus net income attributable to noncontrolling interest, was (70.3)% for 2017, 41.8% for 2016 and 36.6% for 2015.

On December 22, 2017, the Tax Act was signed into law and significantly reformed the Internal Revenue Code of 1986, as amended. The Tax Act will significantly impact the Company by reducing the federal corporate tax rate from 35% to 21%, effective January 1, 2018, and by allowing expensing of certain capital expenditures. However, the Tax Act limits the deductibility of meals, entertainment expenses and certain executive compensation, imposes limitations on the deductibility of interest expense and eliminates the domestic production activities deduction.

As of December 31, 2017, the Company completed its estimate for the tax effects of the enactment of the Tax Act, and as a result, the Company revalued and reduced its net deferred tax liability to the newly enacted corporate tax rate of 21%. The Company recognized an estimated benefit of $69.0 million, primarily as a result of revaluing its net deferred tax liability. This benefit was partially offset by a $2.4 million increase to the valuation allowance as a result of the deductibility of certain deferred compensation based on the current interpretation of the Tax Act. The net benefit of $66.6 million was recorded to income tax expense (benefit) in the 2017 consolidated financial statements.

Shortly after the Tax Act was enacted, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company has recognized the provisional tax impacts, outlined above, related to the re-measurement of its net deferred tax liability. The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (the “IRS”), changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimate, analysis, interpretations and assumptions the Company has made.

The amounts recorded to gain (loss) on exchange transactions, gain on sale of business and bargain purchase gain, net of tax on the consolidated statements of operations did not have a significant impact on the effective income tax rate for any periods presented.

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense (benefit). During 2017, 2016 and 2015, the interest and penalties related to uncertain tax positions recognized in income tax expense (benefit) were not material. In addition, the amount of interest and penalties accrued at December 31, 2017 and January 1, 2017 were not material.

The Company had uncertain tax positions, including accrued interest of $2.4 million on December 31, 2017 and $2.9 million on January 1, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

The Company reduced its liability for uncertain tax positions in 2017, 2016 and 2015, primarily as a result of the expiration of applicable statutes of limitation. These reductions resulted in corresponding decreases to income tax expense (benefit). A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Gross uncertain tax positions at the beginning of the year	$2,679	$2,633	$2,620
Increase as a result of tax positions taken in the current period	966	687	547
Reduction as a result of the expiration of the applicable statute of limitations	(1,359)	(641)	(534)
Gross uncertain tax positions at the end of the year	$2,286	$2,679	$2,633

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 31, 2017	January 1, 2017
Acquisition related contingent consideration	$94,055	$97,573
Deferred compensation	27,097	44,185
Deferred revenue	18,704	-
Postretirement benefits	16,443	32,656
Accrued liabilities	15,523	21,666
Pension (nonunion)	8,303	17,381
Transactional costs	5,733	7,155
Capital lease agreements	3,377	5,817
Charitable contribution carryover	3,770	4,409
Pension (union)	1,922	3,162
Net operating loss carryforwards	1,923	2,148
Other	1,669	111
Deferred income tax assets	$198,519	$236,263
Less: Valuation allowance for deferred tax assets	4,337	1,618
Net deferred income tax asset	$194,182	$234,645

Intangible assets	$(154,425)	$(204,661)
Depreciation	(105,685)	(134,872)
Investment in Piedmont	(25,895)	(45,128)
Inventory	(9,781)	(13,814)
Prepaid expenses	(8,399)	(6,300)
Patronage dividend	(2,361)	(4,724)
Deferred income tax liabilities	$(306,546)	$(409,499)

Net deferred income tax liability	$(112,364)	$(174,854)

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

The valuation allowance of $4.3 million on December 31, 2017 and $1.6 million on January 1, 2017 was established primarily for certain loss carryforwards and deferred compensation. The increase in the valuation allowance as of December 31, 2017, was a result of the Company’s assessment of its ability to use certain loss carryforwards and the deductibility of certain deferred compensation as a result of the current interpretation of the Tax Act. The reduction in the valuation allowance as of January 1, 2017, was a result of the Company’s assessment of its ability to use certain loss carryforwards.

As of December 31, 2017, the Company had $38.8 million of state net operating losses available to reduce future income taxes, which would expire in varying amounts through 2036. The Company utilized all of its federal net operating losses during 2017.

Prior tax years beginning in year 2002 remain open to examination by the IRS, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

19.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for 2017, 2016 and 2015 is as follows:

		Gains (Losses) During the Period		Reclassification to Income
	January 1,	Pre-tax	Tax	Pre-tax	Tax	December 31,
(in thousands)	2017	Activity	Effect	Activity	Effect	2017
Net pension activity:
Actuarial loss	$(72,393)	$(11,219)	$2,768	$3,402	$(1,176)	$(78,618)
Prior service costs	(61)	-	-	28	(10)	(43)
Net postretirement benefits activity:
Actuarial loss	(24,111)	(1,796)	443	2,942	(997)	(23,519)
Prior service costs	3,679	-	-	(2,982)	1,047	1,744
Recognized loss due to divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business	-	-	-	8,257	(2,037)	6,220
Foreign currency translation adjustment	(11)	-	-	40	(15)	14
Total AOCI(L)	$(92,897)	$(13,015)	$3,211	$11,687	$(3,188)	$(94,202)

		Gains (Losses) During the Period		Reclassification to Income
	January 3,	Pre-tax	Tax	Pre-tax	Tax	January 1,
(in thousands)	2016	Activity	Effect	Activity	Effect	2017
Net pension activity:
Actuarial loss	$(68,243)	$(9,777)	$3,764	$3,031	$(1,168)	$(72,393)
Prior service costs	(78)	-	-	28	(11)	(61)
Net postretirement benefits activity:
Actuarial loss	(19,825)	(9,152)	3,523	2,186	(843)	(24,111)
Prior service costs	5,744	-	-	(3,360)	1,295	3,679
Foreign currency translation adjustment	(5)	-	-	(11)	5	(11)
Total AOCI(L)	$(82,407)	$(18,929)	$7,287	$1,874	$(722)	$(92,897)

		Gains (Losses) During the Period		Reclassification to Income
	December 28,	Pre-tax	Tax	Pre-tax	Tax	January 3,
(in thousands)	2014	Activity	Effect	Activity	Effect	2016
Net pension activity:
Actuarial loss	$(74,867)	$7,513	$(2,877)	$3,230	$(1,242)	$(68,243)
Prior service costs	(99)	-	-	35	(14)	(78)
Net postretirement benefits activity:
Actuarial loss	(22,759)	1,599	(613)	3,164	(1,216)	(19,825)
Prior service costs	7,812	-	-	(3,360)	1,292	5,744
Foreign currency translation adjustment	(1)	-	-	(8)	4	(5)
Total AOCI(L)	$(89,914)	$9,112	$(3,490)	$3,061	$(1,176)	$(82,407)

A summary of the impact on the income statement line items is as follows:

	Fiscal 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$377	$(9)	$-	$368
S,D&A expenses	3,053	(31)	40	3,062
Subtotal pre-tax	3,430	(40)	40	3,430
Income tax expense	1,186	(50)	15	1,151
Total after tax effect	$2,244	$10	$25	$2,279

	Fiscal 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$331	$(174)	$-	$157
S,D&A expenses	2,728	(1,000)	(11)	1,717
Subtotal pre-tax	3,059	(1,174)	(11)	1,874
Income tax expense	1,179	(452)	(5)	722
Total after tax effect	$1,880	$(722)	$(6)	$1,152

	Fiscal 2015
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$359	$(27)	$-	$332
S,D&A expenses	2,906	(169)	(8)	2,729
Subtotal pre-tax	3,265	(196)	(8)	3,061
Income tax expense	1,256	(76)	(4)	1,176
Total after tax effect	$2,009	$(120)	$(4)	$1,885

20.	Capital Transactions

During the first quarter of each year, the Compensation Committee of the Company’s Board of Directors determines whether any shares of the Company’s Class B Common Stock should be issued to J. Frank Harrison, III, in connection with his services for the prior year as Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to a performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash in 2017, 2016 and 2015 to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards issued in 2017, 2016 and 2015 is as follows:

	Fiscal Year
	2017	2016	2015
Date of approval for award	March 7, 2017	March 8, 2016	March 3, 2015
Fiscal year of service covered by award	2016	2015	2014
Shares settled in cash	18,980	19,080	19,080
Increase in Class B Common Stock shares outstanding	21,020	20,920	20,920
Total Class B Common Stock awarded	40,000	40,000	40,000

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2017, 2016 and 2015, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock. Total cash dividends paid were $9.3 million per year in 2017, 2016 and 2015.

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

Compensation expense for the Performance Unit Award Agreement, recognized on the share price of the last trading day prior to the end of the fiscal year, was as follows:

	Fiscal Year
(in thousands, except per share data)	2017	2016	2015
Total compensation expense	$7,922	$7,154	$7,300
Share price for compensation expense	$215.26	$178.85	$182.51
Share price date for compensation expense	December 29, 2017	December 30, 2016	December 31, 2015

21.	Benefit Plans

Executive Benefit Plans

The Company has four executive benefit plans:  the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Long-Term Retention Plan (“LTRP”), the Officer Retention Plan (“Retention Plan”) and the Long-Term Performance Plan (“Performance Plan”).

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2017, 2016 and 2015, the Company matched up to 50% of the first 6% of salary, excluding bonus, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The liability under this plan was as follows:

(in thousands)	December 31, 2017	January 1, 2017
Current liabilities	$8,205	$7,339
Noncurrent liabilities	74,958	70,709
Total liability - Supplemental Savings Plan	$83,163	$78,048

Under the LTRP, the Company accrues a defined amount each year for an eligible participant based upon an award schedule. Amounts awarded may earn an investment return based on certain investment funds specified by the Company. Benefits under the LTRP are 50% vested until age 50. After age 50, the vesting percentage increases by 5% each year until the benefits are fully vested at age 60. Participants receive payments from the plan upon retirement or in certain instances upon termination of employment. Payments are made in the form of monthly installments over a period of ten, fifteen or twenty years. The liability under this plan was as follows:

(in thousands)	December 31, 2017	January 1, 2017
Current liabilities	$3	$2
Noncurrent liabilities	2,563	1,256
Total liability - LTRP	$2,566	$1,258

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

(in thousands)	December 31, 2017	January 1, 2017
Current liabilities	$2,949	$3,359
Noncurrent liabilities	42,694	44,480
Total liability - Retention Plan	$45,643	$47,839

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

(in thousands)	December 31, 2017	January 1, 2017
Current liabilities	$5,561	$5,282
Noncurrent liabilities	4,527	5,651
Total liability - Performance Plan	$10,088	$10,933

Pension Plans

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after this date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes.

Each year, the Company updates its mortality assumptions used in the calculation of its pension liability using The Society of Actuaries’ latest mortality tables. In 2017, 2016 and 2015, the mortality table reflected a lower increase in longevity.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
(in thousands)	2017	2016
Projected benefit obligation at beginning of year	$273,148	$261,469
Service cost	2,553	461
Interest cost	11,938	12,182
Actuarial loss	27,388	8,268
Benefits paid	(11,109)	(9,232)
Projected benefit obligation at end of year	$303,918	$273,148

The discount rate for the Primary Plan and the Bargaining Plan decreased to 3.80% and 3.90%, respectively, in 2017 from 4.44% and 4.49%, respectively, in 2016, which was the primary driver of the actuarial loss in 2017. The discount rate decreased to 4.44% and 4.49% for the Primary Plan and the Bargaining Plan, respectively, in 2016, from 4.72% for both Company-sponsored pension plans in 2015, which was the primary driver in the actuarial loss in 2016. The actuarial gain and losses, net of tax, were recorded in other comprehensive loss.

The projected benefit obligations and accumulated benefit obligations for both the Company’s pension plans were in excess of plan assets at December 31, 2017 and January 1, 2017. The accumulated benefit obligation was $303.9 million on December 31, 2017 and $273.1 million on January 1, 2017.

Change in Plan Assets

	Fiscal Year
(in thousands)	2017	2016
Fair value of plan assets at beginning of year	$228,256	$214,055
Actual return on plan assets	29,766	12,313
Employer contributions	11,600	11,120
Benefits paid	(11,109)	(9,232)
Fair value of plan assets at end of year	$258,513	$228,256

Funded Status

(in thousands)	December 31, 2017	January 1, 2017
Projected benefit obligation	$(303,918)	$(273,148)
Plan assets at fair value	258,513	228,256
Net funded status	$(45,405)	$(44,892)

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 31, 2017	January 1, 2017
Current liabilities	$-	$-
Noncurrent liabilities	(45,405)	(44,892)
Total liability - pension plans	$(45,405)	$(44,892)

Net Periodic Pension Cost (Benefit)

	Fiscal Year
(in thousands)	2017	2016	2015
Service cost	$2,553	$461	$116
Interest cost	11,938	12,182	11,875
Expected return on plan assets	(13,597)	(13,822)	(13,541)
Recognized net actuarial loss	3,402	3,031	3,230
Amortization of prior service cost	28	28	35
Net periodic pension cost (benefit)	$4,324	$1,880	$1,715

Significant Assumptions

	Fiscal Year
	2017	2016	2015
Projected benefit obligation at the measurement date:
Discount rate - Primary Plan	3.80%	4.44%	4.72%
Discount rate - Bargaining Plan	3.90%	4.49%	4.72%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Primary Plan and Bargaining Plan	4.44%	4.72%	4.32%
Weighted average expected long-term rate of return on plan assets	6.00%	6.50%	6.50%
Weighted average rate of compensation increase	N/A	N/A	N/A

Cash Flows

(in thousands)	Anticipated Future Pension Benefit Payments for the Fiscal Years
2018	$10,726
2019	11,350
2020	12,063
2021	12,815
2022	13,523
2023 – 2027	78,179

Contributions to the two Company-sponsored pension plans are expected to be in the range of $10 million to $20 million in 2018.

Plan Assets

The Company’s pension plans target asset allocation for 2018, actual asset allocation at December 31, 2017 and January 1, 2017, and the expected weighted average long-term rate of return by asset category were as follows:

	Target	Percentage of Plan		Weighted Average Expected
	Allocation	Assets at Fiscal Year-End		Long-Term Rate of Return
	2018	2017	2016	2017
U.S. large capitalization equity securities	40%	41%	41%	3.0%
U.S. small/mid-capitalization equity securities	5%	5%	5%	0.5%
International equity securities	15%	15%	15%	1.2%
Debt securities	40%	39%	39%	1.3%
Total	100%	100%	100%	6.0%

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

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside the United States. Debt securities as of December 31, 2017 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

A weighted average expected long-term rate of return of plan assets of 6.0% in 2017 and 6.5% in 2016 was used to determine net periodic pension cost. The rate reflects an estimate of long-term future returns for the pension plan assets net of expenses. The estimate is primarily a function of the asset classes, equities versus fixed income, in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. The analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The following table summarizes the Company’s common/collective trust fund pension plan assets. The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(in thousands)	December 31, 2017	January 1, 2017
Common/collective trust funds - equity securities	$157,290	$139,735
Common/collective trust funds - fixed income	100,500	87,814
Total common/collective trust funds	$257,790	$227,549

In addition, the Company had other level 1 pension plan assets related to its equity securities of $0.7 million in both 2017 and 2016. The level 1 assets had quoted market prices in active markets for identical assets available for fair value measurement.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all its employees who are not part of collective bargaining agreements and for certain employees under collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contributions for employees who are part of collective bargaining agreements are determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $18.4 million in 2017, $14.9 million in 2016 and $10.7 million in 2015.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2017	2016
Benefit obligation at beginning of year	$85,255	$70,361
Service cost	2,232	1,567
Interest cost	3,636	3,094
Acquisition of benefits	3,291	3,458
Plan participants’ contributions	752	662
Actuarial (gain)/loss	1,796	9,152
Benefits paid	(2,994)	(3,135)
Medicare Part D subsidy reimbursement	37	96
Divestiture of benefits related to the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business	(17,340)	-
Benefit obligation at end of year	$76,665	$85,255

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2017	2016
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	2,205	2,377
Plan participants’ contributions	752	662
Benefits paid	(2,994)	(3,135)
Medicare Part D subsidy reimbursement	37	96
Fair value of plan assets at end of year	$-	$-

Funded Status

(in thousands)	December 31, 2017	January 1, 2017
Current liabilities	$3,678	$3,468
Noncurrent liabilities	72,987	81,787
Total liability - postretirement benefits	$76,665	$85,255

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2017	2016	2015
Service cost	$2,232	$1,567	$1,118
Interest cost	3,636	3,094	2,878
Recognized net actuarial loss	2,942	2,186	3,164
Amortization of prior service cost	(2,982)	(3,360)	(3,360)
Net periodic postretirement benefit cost	$5,828	$3,487	$3,800

Significant Assumptions

	Fiscal Year
	2017	2016	2015
Benefit obligation discount rate at measurement date	3.72%	4.36%	4.53%
Net periodic postretirement benefit cost discount rate for fiscal year	4.36%	4.53%	4.13%

Postretirement benefit expense - Pre-Medicare:
Weighted average health care cost trend rate	6.94%	6.20%	7.50%
Trend rate graded down to ultimate rate	4.50%	4.50%	5.00%
Ultimate rate year	2025	2024	2021

Postretirement benefit expense - Post-Medicare:
Weighted average health care cost trend rate	8.07%	7.50%	7.00%
Trend rate graded down to ultimate rate	4.50%	4.50%	5.00%
Ultimate rate year	2025	2024	2021

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	1% Increase	1% Decrease
Postretirement benefit obligation at December 31, 2017	$9,389	$(8,323)
Service cost and interest cost in 2017	668	(593)

Cash Flows

(in thousands)	Anticipated Future Postretirement Benefit Payments Reflecting Expected Future Service
2018	$3,678
2019	3,834
2020	4,063
2021	4,253
2022	4,603
2023 – 2027	25,204

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

A reconciliation of the amounts in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost is as follows:

(in thousands)	January 1, 2017	Actuarial Gain (Loss)	Reclassification Adjustments	December 31, 2017
Pension Plans:
Actuarial (loss)	$(119,644)	$(11,219)	$3,402	$(127,461)
Prior service (cost) credit	(101)	-	28	(73)
Postretirement Medical:
Actuarial (loss)	(40,502)	(1,796)	2,942	(39,356)
Prior service (cost) credit	6,122	-	(2,982)	3,140
Recognized loss due to the divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business	-	-	8,257	8,257
Total within accumulated other comprehensive loss	$(154,125)	$(13,015)	$11,647	$(155,493)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost during 2018 are as follows:

(in thousands)	Pension Plans	Postretirement Medical	Total
Actuarial loss	$3,681	$1,238	$4,919
Prior service cost (credit)	25	(1,734)	(1,709)
Total expected to be recognized during 2018	$3,706	$(496)	$3,210

Multi-Employer Pension Plans

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

	Fiscal Year
(in thousands)	2017	2016	2015
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$800	$728	$692

According to the Teamsters Plan’s Forms 5500, the Company was not listed as providing more than 5% of the total contributions for the plan years ending December 31, 2016 or December 31, 2015. At the date these financial statements were issued, Forms 5500 were not available for the plan year ending December 31, 2017.

The Company has a liability recorded for exiting a multi-employer pension plan in 2008 and is required to make payments of approximately $1 million to this multi-employer pension plan each year through 2028. As of December 31, 2017 the Company has $7.7 million remaining on this liability.

22.	Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the secret formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of December 31, 2017, The Coca‑Cola Company owned approximately 35% of the Company’s total outstanding Common Stock, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors. J. Frank Harrison, III, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2017	2016	2015
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$1,085,898	$669,783	$482,673
Customer marketing programs	139,542	116,537	70,754
Cold drink equipment parts	25,381	21,558	16,260
Glacéau distribution agreement consideration	15,598	-	-

Payments made by The Coca-Cola Company to the Company for:
Conversion of bottling agreements	$91,450	$-	$-
Marketing funding support payments	83,177	73,513	56,284
Fountain delivery and equipment repair fees	35,335	27,624	17,400
Legacy Facilities Credit (excluding portion related to Mobile, Alabama facility)	30,647	-	-
Portion of Legacy Facilities Credit related to Mobile, Alabama facility	12,364	-	-
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	10,474	7,193	4,670
Cold drink equipment	8,400	-	-
Presence marketing funding support on the Company’s behalf	4,843	2,064	2,415

Coca‑Cola Refreshments USA, Inc.

The Company has a production arrangement with CCR to buy and sell finished products at cost. In addition, the Company transports product for CCR to the Company’s and other Coca-Cola bottlers’ locations. The following table summarizes purchases and sales under these arrangements between the Company and CCR:

	Fiscal Year
(in thousands)	2017	2016	2015
Purchases from CCR	$114,891	$269,575	$229,954
Gross sales to CCR	76,718	72,568	30,500
Sales to CCR for transporting CCR's product	2,036	21,940	16,523

Prior to the sale of BYB to The Coca‑Cola Company, CCR distributed one of the Company’s brands, Tum-E Yummies. During the third quarter of 2015, the Company sold BYB, the subsidiary that owned and distributed Tum-E Yummies to

The Coca‑Cola Company and recorded a gain of $22.7 million on the sale. The Company continues to distribute Tum-E Yummies following the sale. Total sales to CCR for Tum-E Yummies were $14.8 million in 2015.

As discussed in Note 3 to the consolidated financial statements, the Company and CCR recently concluded a series of System Transformation Transactions involving several asset purchase and asset exchange transactions for the acquisition and exchange of the following Expansion Territories and Expansion Facilities:

Expansion Territories	Definitive Agreement Date		Acquisition / Exchange Date
Johnson City and Morristown, Tennessee	May 7, 2014		May 23, 2014
Knoxville, Tennessee	August 28, 2014		October 24, 2014
Cleveland and Cookeville, Tennessee	December 5, 2014		January 30, 2015
Louisville, Kentucky and Evansville, Indiana	December 17, 2014		February 27, 2015
Paducah and Pikeville, Kentucky	February 13, 2015		May 1, 2015
Lexington, Kentucky for Jackson, Tennessee Exchange	October 17, 2014		May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	September 23, 2015		October 30, 2015
Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia	September 23, 2015		January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	September 23, 2015		April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland	September 23, 2015		April 29, 2016
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky	September 1, 2016	[1]	October 28, 2016
Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana	September 1, 2016		January 27, 2017
Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio	September 1, 2016		March 31, 2017
Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio	April 13, 2017		April 28, 2017
Memphis, Tennessee	September 29, 2017		October 2, 2017

Little Rock and West Memphis, Arkansas for Leroy, Mobile and Robertsdale, Alabama, Panama City, Florida, Bainbridge, Columbus and Sylvester, Georgia, Ocean Springs, Mississippi and Somerset, Kentucky (as part of the CCR Exchange Transaction)

	September 29, 2017		October 2, 2017

Expansion Facilities	Definitive Agreement Date		Acquisition / Exchange Date
Annapolis, Maryland Make-Ready Center	October 30, 2015		October 30, 2015
Sandston, Virginia	October 30, 2015		January 29, 2016
Silver Spring and Baltimore, Maryland	October 30, 2015		April 29, 2016
Cincinnati, Ohio	September 1, 2016		October 28, 2016
Indianapolis and Portland, Indiana	September 1, 2016		March 31, 2017
Twinsburg, Ohio	April 13, 2017		April 28, 2017
Memphis, Tennessee and West Memphis, Arkansas for Mobile, Alabama (as part of the CCR Exchange Transaction)	September 29, 2017		October 2, 2017

(1)	As amended by Amendment No. 1, dated January 27, 2017.

As part of the transactions for the Expansion Territories, the Company entered into the CBA, as described above in Note 8. Under the CBA, the Company makes a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the Expansion Territories. The quarterly sub-bottling payment is based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. The liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments was $381.3 million on December 31, 2017 and $253.4 million on January 1, 2017. Sub-bottling payments to CCR were $16.7 million in 2017, $13.5 million in 2016 and $4.0 million in 2015.

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

Bottling Agreements Conversion

Pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended), upon the conversion of the Company’s then-existing bottling agreements to the CBA on March 31, 2017, the Company received a one-time fee from CCR, which, after final adjustments made during the second quarter of 2017, totaled $91.5 million. This one-time fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. As of December 31, 2017, $2.3 million of this fee was recorded in other accrued liabilities, $87.4 million of this fee was recorded to other liabilities and $1.8 million was amortized during 2017 on the consolidated financial statements.

Legacy Facilities Credit

In December 2017, The Coca‑Cola Company agreed to provide the Company the Legacy Facilities Credit, a one-time fee of $43.0 million to compensate for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at the Company’s Legacy Facilities prior to implementation of new pricing mechanisms included in the RMA. The Company immediately recognized $12.4 million of this fee, representing the portion applicable to a facility in Mobile, Alabama which the Company transferred to CCR as part of the CCR Exchange Transaction. The remaining $30.6 million of the Legacy Facilities Credit, of which $0.7 million was classified as current, was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years.

Investment in Southeastern Container

In December 2017, CCR redistributed a portion of its investment in Southeastern Container. As a result of this redistribution, the Company increased its investment in Southeastern Container by $6.0 million, which was recorded as other income in the consolidated financial statements.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $11.2 million on December 31, 2017 and $7.4 million on January 1, 2017.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.3 million in 2017, $1.3 million in 2016 and $0.7 million in 2015, which were classified as accounts receivable, other in the consolidated financial statements.

National Product Supply Group

The Company is a member of a national product supply group (the “NPSG”), comprised of The Coca‑Cola Company and other Coca‑Cola bottlers who are regional producing bottlers (“RPBs”) in The Coca‑Cola Company’s national product supply system, pursuant to a national product supply governance agreement executed in October 2015 with The Coca‑Cola Company and other RPBs (the “NPSG Governance Agreement”). The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning.

Under the NPSG Governance Agreement, the NPSG members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As of December 31, 2017, the NPSG Board consisted of The Coca‑Cola Company, the Company and seven other RPBs. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for its ongoing operations. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, each RPB is required to make investments in its respective manufacturing assets and implement Coca‑Cola system strategic investment opportunities consistent with the NPSG

Governance Agreement. The Company is also obligated to pay a certain portion of the costs of operating the NPSG. The Company incurred NPSG operating costs of $1.1 million in 2017 and $0.4 million in 2016, which were classified as S,D&A expense in the consolidated financial statements.

CONA Services LLC

The Company is a member of CONA Services LLC (“CONA”), an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers pursuant to a limited liability company agreement executed in January 2016 (as amended, the “CONA LLC Agreement”) to provide business process and information technology services to its members.

Under the CONA LLC Agreement, the business and affairs of CONA are managed by a board of directors comprised of representatives of its members (the “CONA Board”). All directors are entitled to one vote, regardless of the percentage interest in CONA held by each member. The Company currently has the right to designate one of the members of the CONA Board and has a percentage interest in CONA of approximately 20%. Most matters to be decided by the CONA Board require approval by a majority of a quorum of the directors, provided that the approval of 80% of the directors is required to, among other things, require members to make additional capital contributions, approve CONA’s annual operating and capital budgets, and approve capital expenditures in excess of certain agreed upon amounts. Each CONA member is required to make capital contributions to CONA if and when approved by the CONA Board. The Company made capital contributions to CONA of $3.6 million in 2017 and $7.9 million in 2016, which were classified as other assets in the consolidated financial statements. No CONA member may transfer its membership interest (or any portion thereof) except to a purchaser of the member’s bottling business (or any portion thereof) and as permitted under the member’s comprehensive beverage agreement with The Coca‑Cola Company.

The CONA LLC Agreement further provides that, if CCR grants any major North American Coca‑Cola bottler other than a CONA member rights to (i) manufacture, produce and package or (ii) market, promote, distribute and sell Coca‑Cola products, CCR will require the bottler to become a CONA member, to implement the CONA System in the bottler’s operations and to enter into a master services agreement with CONA.

The Company is also party to an amended and restated master services agreement with CONA (the “CONA MSA”), pursuant to which CONA agreed to make available, and the Company became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available, CONA provides the Company with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with our direct store delivery and manufacture of products (collectively, the “CONA Services”). The Company is also authorized under the CONA MSA to use the CONA System in connection with its distribution, promotion, marketing, sale and manufacture of beverages it is authorized to distribute or manufacture under the CBA, the RMA or any other agreement with The Coca‑Cola Company, subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third parties and used in connection with the CONA System.

In exchange for the Company’s rights to use the CONA System and receive the CONA Services under the CONA MSA, it is charged service fees by CONA based on the number of physical cases of beverages the Company distributed or manufactured during the applicable period in the portion of its territories where the CONA Services have then been implemented. Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute and manufacture Coca‑Cola products (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the service fees will be changed to be an amount per physical case of beverages distributed or manufactured in any portion of the Company’s territories equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed or manufactured by all of the members of CONA, subject to certain exceptions and provided that the aggregate costs related to CONA’s manufacturing functionality will be borne solely amongst the CONA members who have rights to manufacture beverages of The Coca‑Cola Company. The Company is obligated to pay the service fees under the CONA MSA even if it is not using the CONA System for all or any portion of its distribution and manufacturing operations. The Company incurred CONA Services Fees of $12.6 million in 2017 and $7.5 million in 2016.

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

The principal balance outstanding under this capital lease was $11.6 million on December 31, 2017 and $14.7 million on January 1, 2017. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. Rental payments related to this lease were $4.1 million in 2017, $4.0 million in 2016 and $3.8 million in 2015.

Company Headquarters

The Company leases its headquarters office facility and an adjacent office facility from Beacon Investment Corporation (“Beacon”). The lease expires on December 31, 2021. J. Frank Harrison, III is Beacon’s majority shareholder and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease was $12.8 million on December 31, 2017 and $15.5 million on January 1, 2017. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index. The minimum rentals and contingent rental payments related to this lease were as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Minimum rentals	$3,509	$3,526	$3,540
Contingent rentals	877	767	682
Total rental payments	$4,386	$4,293	$4,222

The contingent rentals in 2017, 2016 and 2015 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index were recorded as adjustments to interest expense.

23.	Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
(in thousands, except per share data)	2017	2016	2015
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$96,535	$50,146	$59,002
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,187	2,166	2,146
Total undistributed earnings	$87,207	$40,839	$49,715

Common Stock undistributed earnings – basic	$66,754	$31,328	$38,223
Class B Common Stock undistributed earnings – basic	20,453	9,511	11,492
Total undistributed earnings	$87,207	$40,839	$49,715

Common Stock undistributed earnings – diluted	$66,469	$31,194	$38,059
Class B Common Stock undistributed earnings – diluted	20,738	9,645	11,656
Total undistributed earnings – diluted	$87,207	$40,839	$49,715

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings – basic	66,754	31,328	38,223
Numerator for basic net income per Common Stock share	$73,895	$38,469	$45,364

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,187	$2,166	$2,146
Class B Common Stock undistributed earnings – basic	20,453	9,511	11,492
Numerator for basic net income per Class B Common Stock share	$22,640	$11,677	$13,638

	Fiscal Year
(in thousands, except per share data)	2017	2016	2015
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,187	2,166	2,146
Common Stock undistributed earnings – diluted	87,207	40,839	49,715
Numerator for diluted net income per Common Stock share	$96,535	$50,146	$59,002

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,187	$2,166	$2,146
Class B Common Stock undistributed earnings – diluted	20,738	9,645	11,656
Numerator for diluted net income per Class B Common Stock share	$22,925	$11,811	$13,802

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,188	2,168	2,147

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,369	9,349	9,328
Class B Common Stock weighted average shares outstanding – diluted	2,228	2,208	2,187

Basic net income per share:
Common Stock	$10.35	$5.39	$6.35
Class B Common Stock	$10.35	$5.39	$6.35

Diluted net income per share:
Common Stock	$10.30	$5.36	$6.33
Class B Common Stock	$10.29	$5.35	$6.31

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

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award Agreement.
(4)	The Company does not have anti-dilutive shares.

24.	Risks and Uncertainties

Approximately 93% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining bottle/can sales volume to retail customers consists of products of other beverage companies or those owned by the Company. The Company has beverage agreements with The Coca‑Cola Company and other beverage companies under which it has various requirements. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2017, approximately 65% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales, which are included in the Nonalcoholic Beverages operating segment, that such volume represents. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

	Fiscal Year
	2017	2016	2015
Approximate percent of the Company's total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	20%	22%
The Kroger Company	10%	6%	6%
Food Lion, LLC	6%	8%	7%
Total approximate percent of the Company's total bottle/can sales volume	35%	34%	35%

Approximate percent of the Company's total net sales
Wal-Mart Stores, Inc.	13%	14%	15%
The Kroger Company	7%	5%	5%
Food Lion, LLC	4%	5%	5%
Total approximate percent of the Company's total net sales	24%	24%	25%

The NPSG Governance Agreement was executed in October 2015 by The Coca‑Cola Company, the Company and other RPBs. The Coca‑Cola Company and each member RPB has a representative on the NPSG Board. As of December 31, 2017, the NPSG Board consisted of The Coca‑Cola‑Company, the Company and seven other RPBs. Pursuant to the NPSG Governance Agreement, the Company has agreed to abide by decisions made by the NPSG Board, which include decisions regarding strategic investment and divestment, optimal national product supply sourcing and new product or packaging infrastructure planning. Even though the Company has a representative on the NPSG Board, the Company will not exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company.

The Company purchases all its aluminum cans from two domestic suppliers and all of its plastic bottles from two manufacturing cooperatives. See Note 17 and Note 22 of the consolidated financial statements for additional information.

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

Approximately 14% of the Company’s labor force is covered by collective bargaining agreements. The Company’s collective bargaining agreements, which generally have 3- to 5-year terms, expire at various dates through 2022. Terms and conditions of the new labor union agreements could increase the Company’s exposure to work interruptions or stoppages, as an increased percentage of its workforce is covered by collective bargaining agreements.

25.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Accounts receivable, trade, net	$(121,203)	$(83,204)	$(62,542)
Accounts receivable from The Coca-Cola Company	3,272	(31,231)	(5,258)
Accounts receivable, other	(9,190)	(5,723)	(9,543)
Inventories	2,527	(8,301)	(13,849)
Prepaid expenses and other current assets	(22,870)	2,277	(6,264)
Accounts payable, trade	73,603	32,186	21,728
Accounts payable to The Coca-Cola Company	33,757	39,842	26,769
Other accrued liabilities	31,525	6,474	24,784
Accrued compensation	7,351	7,613	6,087
Accrued interest payable	1,487	158	(174)
Change in current assets less current liabilities (exclusive of acquisitions)	$259	$(39,909)	$(18,262)

The Company had the following cash payments (refunds) during the period for interest and income taxes:

	Fiscal Year
(in thousands)	2017	2016	2015
Interest	$39,609	$34,764	$27,391
Income taxes	30,965	(7,111)	31,782

The Company had the following significant noncash investing and financing activities:

	Fiscal Year
(in thousands)	2017	2016	2015
Estimated fair value related to the divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business	$151,434	$-	$-
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	22,329	15,704	14,006
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	6,012	-	-
Accounts receivable from The Coca-Cola Company for adjustments to the cash purchase price for the April 2017 Transactions	4,707	-	-
Issuance of Class B Common Stock in connection with stock award	3,669	3,726	2,225
Capital lease obligations incurred	2,233	-	3,361

26.	Segments

The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, income from operations and assets. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Net Sales:
Nonalcoholic Beverages	$4,243,007	$3,060,937	$2,245,836
All Other	301,801	234,732	160,191
Eliminations(1)	(221,140)	(139,241)	(99,569)
Consolidated net sales	$4,323,668	$3,156,428	$2,306,458

Income from operations:
Nonalcoholic Beverages	$84,775	$123,230	$92,921
All Other	11,404	4,629	5,223
Consolidated income from operations	$96,179	$127,859	$98,144

Depreciation and Amortization:
Nonalcoholic Beverages	$160,524	$109,716	$76,127
All Other	8,317	6,907	4,769
Consolidated depreciation and amortization	$168,841	$116,623	$80,896

(in thousands)	December 31, 2017	January 1, 2017
Total Assets:
Nonalcoholic Beverages	$2,958,521	$2,349,284
All Other	119,894	105,785
Eliminations(1)	(5,455)	(5,585)
Consolidated total assets	$3,072,960	$2,449,484

(1)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction. Asset eliminations relate to eliminations of intercompany receivables and payables between Nonalcoholic Beverages and All Other.

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2017	2016	2015
Bottle/can sales:
Sparkling beverages (carbonated)	$2,285,621	$1,764,558	$1,323,712
Still beverages (noncarbonated, including energy products)	1,325,969	892,125	577,872
Total bottle/can sales	3,611,590	2,656,683	1,901,584

Other sales:
Sales to other Coca-Cola bottlers	383,065	238,182	178,777
Post-mix and other	329,013	261,563	226,097
Total other sales	712,078	499,745	404,874

Total net sales	$4,323,668	$3,156,428	$2,306,458

27.	Quarterly Financial Data (Unaudited)

The unaudited quarterly financial data for the fiscal years ended December 31, 2017 and January 1, 2017 is included in the tables shown below. Excluding the impact of System Transformation Transactions completed during the fiscal year, sales volume has historically been the highest in the second and third quarter of each fiscal year. Additional meaningful financial information is included in the table following each presented period.

	Quarter Ended
(in thousands, except per share data)	April 2, 2017	July 2, 2017	October 1, 2017	December 31, 2017
Net sales	$865,702	$1,169,291	$1,162,526	$1,126,149
Gross profit	332,021	415,178	410,324	383,424
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	(5,051)	6,348	17,316	77,922
Basic net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(0.54)	$0.68	$1.86	$8.35
Class B Common Stock	$(0.54)	$0.68	$1.86	$8.35
Diluted net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(0.54)	$0.68	$1.85	$8.31
Class B Common Stock	$(0.54)	$0.67	$1.84	$8.32

Additional Information:	Quarter Ended
(in thousands, except per share data)	April 2, 2017	July 2, 2017	October 1, 2017	December 31, 2017
System Transformation Transactions acquisitions impact:
Net sales impact	$264,906	$472,649	$478,272	$536,070
Pre-tax income (loss) impact	4,450	15,320	10,329	(415)
Net income (loss) impact	2,746	9,452	6,373	(179)
Per basic common share impact	$0.29	$1.02	$0.68	$(0.02)
System Transformation Transactions settlement impact:
Pre-tax total (income) expense	$-	$9,442	$-	$(2,446)
(Income) expense net of tax	-	5,826	-	(1,054)
(Income) expense per basic common share	$-	$0.61	$-	$(0.11)
Expenses related to System Transformation Transactions:
Pre-tax total expense	$7,652	$11,574	$13,148	$17,171
Expense net of tax	4,721	7,141	8,112	7,401
Expense per basic common share	$0.50	$0.77	$0.86	$0.79
Gain on exchange of franchise territories:
Pre-tax income impact	$-	$-	$-	$529
Net income impact	-	-	-	228
Per basic common share impact	$-	$-	$-	$0.02
Portion of Legacy Facilities Credit related to Mobile, Alabama facility impact:
Pre-tax income impact	$-	$-	$-	$12,364
Net income impact	-	-	-	5,329
Per basic common share impact	$-	$-	$-	$0.57
Acquisition of Southeastern Container preferred shares from CCR impact:
Pre-tax income impact	$-	$-	$-	$6,012
Net income impact	-	-	-	2,591
Per basic common share impact	$-	$-	$-	$0.28
Fair value income/(expense) for acquisition related contingent consideration:
Pre-tax total income/(expense)	$(12,246)	$(16,119)	$5,225	$19,914
Income/(expense) net of tax	(7,556)	(9,945)	3,224	8,583
Income/(expense) per basic common share	$(0.81)	$(1.07)	$0.35	$0.92
Amortization of converted distribution rights:
Pre-tax total expense	$-	$2,760	$2,760	$2,330
Expense net of tax	-	1,703	1,703	1,004
Expense per basic common share	$-	$0.18	$0.18	$0.11
Mark-to-market income/(expense) related to commodity hedging program:
Pre-tax total income/(expense)	$327	$(1,187)	$3,401	$589
Income/(expense) net of tax	202	(732)	2,098	254
Income/(expense) per basic common share	$0.02	$(0.08)	$0.22	$0.03
Tax Act impact:
Income net of tax	$-	$-	$-	$66,595
Income per basic common share	$-	$-	$-	$7.14

	Quarter Ended
(in thousands, except per share data)	April 3, 2016	July 3, 2016	October 2, 2016	January 1, 2017
Net sales	$625,456	$840,384	$849,028	$841,560
Gross profit	243,898	319,707	327,190	324,927
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	(10,041)	15,652	23,142	21,393
Basic net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(1.08)	$1.68	$2.48	$2.31
Class B Common Stock	$(1.08)	$1.68	$2.48	$2.31
Diluted net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(1.08)	$1.67	$2.47	$2.30
Class B Common Stock	$(1.08)	$1.67	$2.47	$2.29

Additional Information:	Quarter Ended
(in thousands, except per share data)	April 3, 2016	July 3, 2016	October 2, 2016	January 1, 2017
System Transformation Transactions acquisitions impact:
Net sales impact	$35,311	$162,819	$174,420	$219,780
Pre-tax income impact	1,206	13,502	2,512	5,153
Net income impact	742	8,304	1,545	3,169
Per basic common share impact	$0.08	$0.89	$0.17	$0.34
System Transformation Transactions divestitures impact:
Net sales impact	$-	$-	$-	$68,929
Pre-tax income impact	-	-	-	11,538
Net income impact	-	-	-	7,096
Per basic common share impact	$-	$-	$-	$0.76
Expenses related to System Transformation Transactions:
Pre-tax total expense	$6,423	$7,005	$9,780	$9,066
Expense net of tax	3,950	4,308	6,015	5,576
Expense per basic common share	$0.43	$0.46	$0.66	$0.59
Reduction of gain related to exchange of franchise territories:
Pre-tax total adjustment	$-	$692	$-	$-
Adjustment net of tax	-	426	-	-
Adjustment per basic common share	$-	$0.05	$-	$-
Fair value income/(expense) for acquisition related contingent consideration:
Pre-tax total income/(expense)	$(17,151)	$(16,274)	$7,365	$27,970
Income/(expense) net of tax	(10,548)	(10,009)	4,530	17,202
Income/(expense) per basic common share	$(1.14)	$(1.06)	$0.49	$1.85
Mark-to-market income/(expense) related to commodity hedging program:
Pre-tax total income/(expense)	$1,040	$2,770	$388	$530
Income/(expense) net of tax	640	1,704	239	326
Income/(expense) per basic common share	$0.07	$0.18	$0.03	$0.04
Impact of changes in product supply governance:
Pre-tax total income	$2,213	$1,105	$1,614	$2,591
Income net of tax	1,361	680	993	1,593
Income per basic common share	$0.15	$0.07	$0.11	$0.17
Expense related to special charitable contribution:
Pre-tax total expense	$4,000	$-	$-	$-
Expense net of tax	2,460	-	-	-
Expense per basic common share	$0.26	$-	$-	$-

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which is included in Item 8 of this report.

February 28, 2018

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Bottling Co. Consolidated and its subsidiaries as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31. 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 28, 2018

We have served as the Company’s auditor since at least 1972. We have not determined the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 27 to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see “Proposal 1: Election of Directors” in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which is incorporated herein by reference. For information with respect to compliance with Section 16(a) of the Exchange Act, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2018 Proxy Statement, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2018 Proxy Statement, which is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.cokeconsolidated.com. The Company intends to disclose any substantive amendments to, or waivers from, the Code of Ethics on its website.

Item 11.	Executive Compensation

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2018 Proxy Statement, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the 2018 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2018 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Related Person Transactions” and “Corporate Governance – Policy for Review of Related Person Transactions” sections of the 2018 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2018 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the 2018 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedule

Our Financial Statement Schedule included under Item 15 hereof, as required for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, consisted of the following:

Schedule II - Valuation and Qualifying Accounts and Reserves	129

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

Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 20, 2014 (File No. 0‑9286).
2.2+	Asset Purchase Agreement for Paducah and Pikeville Kentucky Territory Expansion, dated February 13, 2015, by and between Coca-Cola Refreshments USA, Inc. and the Company.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 18, 2015 (File No. 0‑9286).
2.3+	Asset Purchase Agreement for Next Phase Territory Expansion, dated September 23, 2015, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0‑9286).
2.4+	Asset Purchase Agreement for Manufacturing Facility Acquisitions, dated October 30, 2015, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0‑9286).
2.5+	Stock Purchase Agreement, dated July 22, 2015, by and among the Company, BYB Brands, Inc. and The Coca-Cola Company.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2015 (File No. 0‑9286).
2.6+	Asset Purchase Agreement for Distribution Territory Expansion, dated September 1, 2016, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016 (File No. 0‑9286).
2.7+	Asset Purchase Agreement for Manufacturing Facility Acquisitions, dated September 1, 2016, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 6, 2016 (File No. 0‑9286).
2.8+	Amendment No. 1 to Asset Purchase Agreement, dated January 27, 2017, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 27, 2017 (File No. 0‑9286).
2.9+	Distribution Asset Purchase Agreement, dated April 13, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017 (File No. 0‑9286).
2.10+	Manufacturing Asset Purchase Agreement, dated April 13, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 17, 2017 (File No. 0‑9286).
2.11+	Asset Exchange Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0‑9286).
2.12+	Asset Purchase Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0‑9286).
2.13+	Asset Exchange Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Bottling Company United, Inc.	Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0‑9286).
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
3.2	Amended and Restated By-laws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017 (File No. 0‑9286).
4.1	Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
4.2	Second Supplemental Indenture, dated as of November 25, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).

Number	Description	Incorporation Reference
4.3

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

Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
4.4

Resolutions adopted by Executive Committee and the Pricing Committee of the Board of Directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.

Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
4.5	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0‑9286).
4.6	Form of the Company’s 3.80% Senior Notes due 2025 (included in Exhibit 4.2 above).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.7	Fifth Amended and Restated Promissory Note, dated as of September 18, 2017, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 0‑9286).
4.8	Revolving Credit Loan Agreement, dated as of September 18, 2017, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 0‑9286).
4.9

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

Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
10.4	Amended and Restated Guaranty Agreement, dated as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0‑9286).
10.5	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, Bank, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0‑9286).
10.6

Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0‑9286).
10.7	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0‑9286).

Number	Description	Incorporation Reference
10.8

Form of Master Bottle Contract (“Cola Beverage Agreement”), made and entered into, effective January 27, 1989, between The Coca-Cola Company and the Company, together with Form of Home Market Amendment to Master Bottle Contract, effective as of October 29, 1999.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0‑9286).
10.9

Form of Allied Bottle Contract (“Allied Beverage Agreement”), made and entered into, effective January 11, 1990, between The Coca-Cola Company and the Company (as successor to Coca-Cola Bottling Company of Anderson, S.C.).

Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0‑9286).
10.10	Letter Agreement, dated January 27, 1989, between The Coca-Cola Company and the Company, modifying the Cola Beverage Agreements and Allied Beverage Agreements.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0‑9286).
10.11

Form of Marketing and Distribution Agreement (“Still Beverage Agreement”), made and entered into effective October 1, 2000, between The Coca-Cola Company and the Company (as successor to Metrolina Bottling Company), with respect to Dasani.

Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0‑9286).
10.12	Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement, dated December 14, 1994, modifying the Still Beverage Agreements.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0‑9286).
10.13**	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0‑9286).
10.14	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0‑9286).
10.15	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
10.16	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0‑9286).
10.17	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0‑9286).
10.18

Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
10.19

Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.

Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
10.20

Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0‑9286).
10.21	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0‑9286).
10.22

Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.

Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).

Number	Description	Incorporation Reference
10.23	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.22 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0‑9286).
10.24	Management Agreement, dated as of March 12, 2014, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0‑9286).
10.25	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
10.26*	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2017.	Appendix A to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders (File No. 0‑9286).
10.27*	Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan, effective January 1, 2017.	Appendix B to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders (File No. 0‑9286).
10.28*	Form of Long-Term Performance Plan Bonus Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
10.29*	Performance Unit Award Agreement, dated February 27, 2008.	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0‑9286).
10.30*	Coca-Cola Bottling Co. Consolidated Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0‑9286).
10.31*	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.32*	Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2007.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0‑9286).
10.33*	Amendment No. 1 to Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2009.	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0‑9286).
10.34*

Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.

Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0‑9286).
10.35*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.36*

Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0‑9286).
10.37	Coca-Cola Bottling Co. Consolidated Long Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0‑9286).
10.38**	Comprehensive Beverage Agreement for the Johnson City/Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0‑9286).
10.39**

Amendment to the Comprehensive Beverage Agreement for the Johnson City/Morristown territory, dated as of June 1, 2015, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 (File No. 0‑9286).

Number	Description	Incorporation Reference
10.40**	Finished Goods Supply Agreement for the Johnson City/Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 (File No. 0‑9286).
10.41	Amended and Restated Ancillary Business Letter, dated October 30, 2015, by and between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0‑9286).
10.42	Distribution Agreement, dated March 26, 2015, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2015 (File No. 0‑9286).
10.43**	Territory Conversion Agreement, dated September 23, 2015, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0‑9286).
10.44	First Amendment to the Territory Conversion Agreement, dated February 8, 2016, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (File No. 0-9286).
10.45	Expanding Participating Bottler Revenue Incidence Agreement, dated September 23, 2015, by and between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0‑9286).
10.46**

National Product Supply Governance Agreement, dated October 30, 2015, by and between the Company, The Coca-Cola Company, Coca-Cola Bottling Company United, Inc., Coca-Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0‑9286).
10.47	2016 Incidence Pricing Letter Agreement, dated April 6, 2016, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company's to the Company’s Current Report on Form 8-K filed on April 8, 2016 (File No. 0‑9286).
10.48**	Initial Regional Manufacturing Agreement, dated January 29, 2016, between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016 (File No. 0‑9286).
10.49**	Initial Regional Manufacturing Agreement, dated April 29, 2016, between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2016 (File No. 0‑9286).
10.50**	CCNA Exchange Letter Agreement, dated April 29, 2016, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2016 (File No. 0‑9286).
10.51

Term Loan Agreement, dated June 7, 2016, by and among the Company, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association and Branch Banking and Trust Company as co-syndication agents.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 (File No. 0‑9286).
10.52**	CONA Services LLC Limited Liability Company Agreement, dated January 27, 2016, by and among the Company, The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.53**

Amendment No. 1 to the CONA Services LLC Limited Liability Company Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers name therein.

Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.54**	Master Services Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, between the Company and CONA Services LLC.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.55	Glacéau Agreement, dated June 29, 2016, by and between The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and Coca-Cola Bottling Co. Consolidated.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016 (File No. 0‑9286).
10.56	Note Purchase and Private Shelf Agreement, dated June 10, 2016, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 0‑9286).
10.57	Amendment to Distribution Agreement, dated September 3, 2015, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016 (File No. 0‑9286).

Number	Description	Incorporation Reference
10.58	Amendment to Distribution Agreement, effective as of September 19, 2016, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Monster Energy Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016 (File No. 0‑9286).
10.59	Note Purchase and Private Shelf Agreement, dated June 10, 2016, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 0‑9286).
10.60	Omnibus Letter Agreement, dated March 31, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.61	Amended and Restated Ancillary Business Letter, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.62**

Amendment No. 2 to the CONA Services LLC Limited Liability Company Agreement, effective February 22, 2017, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.

Exhibit 10.4 to the Company’s Quarterly Report on Form 10-K for the quarter ended April 2, 2017 (File No. 0‑9286).
10.63**	Comprehensive Beverage Agreement, dated March 31, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-K for the quarter ended April 2, 2017 (File No. 0‑9286).
10.64**	Comprehensive Beverage Agreement, dated March 31, 2017, by and between Piedmont Coca‑Cola Bottling Partnership and The Coca‑Cola Company.	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-K for the quarter ended April 2, 2017 (File No. 0‑9286).
10.65**	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-K for the quarter ended April 2, 2017 (File No. 0‑9286).
10.66**	Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-K for the quarter ended April 2, 2017 (File No. 0‑9286).
10.67**	First Amendment to Comprehensive Beverage Agreement, dated April 28, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K for the quarter ended July 2, 2017 (File No. 0‑9286).
10.68	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-K for the quarter ended July 2, 2017 (File No. 0‑9286).
10.69**	Amendment to Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement, dated June 22, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-K for the quarter ended July 2, 2017 (File No. 0‑9286).
10.70*	Separation Agreement and Release, dated February 14, 2018, by and between the Company and Clifford M. Deal, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2018 (File No. 0‑9286).

Exhibits filed herewith:

Number	Description
4.10	Specimen of Common Stock Certificate.
10.71**	Amended and Restated Master Services Agreement, dated as of October 2, 2017, between the Company and CONA Services LLC.
10.72**	Amendment to Comprehensive Beverage Agreements, dated October 2, 2017, by and between the Company, Piedmont Coca‑Cola Bottling Partnership, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.
10.73	Second Amendment to Regional Manufacturing Agreement, dated October 2, 2017, by and between the Company and The Coca‑Cola Company.
10.74**	Third Amendment to Comprehensive Beverage Agreement, dated December 26, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.
12	Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statement from the Annual Report on Form 10-K of Coca-Cola Bottling Co. Consolidated for the fiscal year ended December 31, 2017, filed on February 28, 2018, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

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

None.

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2017	2016	2015
Balance at beginning of year	$4,448	$2,117	$1,330
Additions charged to costs and expenses	4,464	2,534	1,234
Deductions	1,306	203	447
Balance at end of year	$7,606	$4,448	$2,117

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2017	2016	2015
Balance at beginning of year	$1,618	$2,307	$3,640
Adjustment for federal tax legislation(1)	2,419	-	-
Additions charged to costs and expenses	877	-	28
Deductions credited to expense	577	689	1,361
Balance at end of year	$4,337	$1,618	$2,307

(1) The recorded impact of the Tax Act is estimated and any final amount may differ, possibly materially, due to changes in estimates, interpretations and assumptions, changes in IRS interpretations, issuance of new guidance, legislative actions, changes in accounting standards or related interpretation in response to the Tax Act and future actions by states within the U.S.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: February 28, 2018	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors,	February 28, 2018
	J. Frank Harrison, III	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ David M. Katz	Executive Vice President, Chief Financial Officer	February 28, 2018
	David M. Katz	(Principal Financial Officer)

By:	/s/ William J. Billiard	Senior Vice President, Chief Accounting Officer	February 28, 2018
	William J. Billiard	(Principal Accounting Officer)

By:	/s/ Sharon A. Decker	Director	February 28, 2018
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice President and Director	February 28, 2018
Morgan H. Everett

By:	/s/ Henry W. Flint	President, Chief Operating Officer	February 28, 2018
	Henry W. Flint	and Director

By:	/s/ James R. Helvey, III	Director	February 28, 2018
James R. Helvey, III

By:	/s/ William H. Jones	Director	February 28, 2018
William H. Jones

By:	/s/ Umesh M. Kasbekar	Vice Chairman of the Board of Directors	February 28, 2018
	Umesh M. Kasbekar	and Director

By:	/s/ Jennifer K. Mann	Director	February 28, 2018
Jennifer K. Mann

By:	/s/ James H. Morgan	Director	February 28, 2018
James H. Morgan

By:	/s/ John W. Murrey, III	Director	February 28, 2018
John W. Murrey, III

By:	/s/ Sue Anne H. Wells	Director	February 28, 2018
Sue Anne H. Wells

By:	/s/ Dennis A. Wicker	Director	February 28, 2018
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 28, 2018
Richard T. Williams