Form 10-Q
period 2018-04-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2018-05-09
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2018
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,213,018

COCA‑COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter
(in thousands, except per share data)	2018	2017
Net sales	$1,072,064	$865,702
Cost of sales	707,116	533,681
Gross profit	364,948	332,021
Selling, delivery and administrative expenses	383,945	317,071
Income (loss) from operations	(18,997)	14,950
Interest expense, net	12,046	9,470
Other income (expense), net	4,510	(13,588)
Loss before income taxes	(26,533)	(8,108)
Income tax benefit	(12,971)	(3,691)
Net loss	(13,562)	(4,417)
Less: Net income attributable to noncontrolling interest	623	634
Net loss attributable to Coca-Cola Bottling Co. Consolidated	$(14,185)	$(5,051)

Basic net loss per share based on net loss attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(1.52)	$(0.54)
Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$(1.52)	$(0.54)
Weighted average number of Class B Common Stock shares outstanding	2,199	2,178

Diluted net loss per share based on net loss attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(1.52)	$(0.54)
Weighted average number of Common Stock shares outstanding – assuming dilution	9,340	9,319

Class B Common Stock	$(1.52)	$(0.54)
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,199	2,178

Cash dividends per share:
Common Stock	$0.25	$0.25
Class B Common Stock	$0.25	$0.25

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarter
(in thousands)	2018	2017
Net loss	$(13,562)	$(4,417)

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	703	496
Prior service benefits	4	4
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	377	398
Prior service costs	(348)	(458)
Foreign currency translation adjustment	3	2
Other comprehensive income, net of tax	739	442

Comprehensive loss	(12,823)	(3,975)
Less: Comprehensive income attributable to noncontrolling interest	623	634
Comprehensive loss attributable to Coca-Cola Bottling Co. Consolidated	$(13,446)	$(4,609)

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	April 1, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$8,479	$16,902
Accounts receivable, trade	419,262	396,022
Allowance for doubtful accounts	(6,807)	(7,606)
Accounts receivable from The Coca-Cola Company	69,643	65,996
Accounts receivable, other	22,842	38,960
Inventories	207,163	183,618
Prepaid expenses and other current assets	108,319	100,646
Total current assets	828,901	794,538
Property, plant and equipment, net	1,022,325	1,031,388
Leased property under capital leases, net	28,175	29,837
Other assets	115,519	116,209
Goodwill	170,262	169,316
Distribution agreements, net	907,400	913,352
Customer lists and other identifiable intangible assets, net	17,861	18,320
Total assets	$3,090,443	$3,072,960

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under capital leases	$8,265	$8,221
Accounts payable, trade	192,141	197,049
Accounts payable to The Coca-Cola Company	181,724	171,042
Other accrued liabilities	149,606	185,530
Accrued compensation	33,671	72,484
Accrued interest payable	9,549	5,126
Total current liabilities	574,956	639,452
Deferred income taxes	97,471	112,364
Pension and postretirement benefit obligations	118,489	118,392
Other liabilities	607,685	620,579
Obligations under capital leases	33,151	35,248
Long-term debt	1,211,109	1,088,018
Total liabilities	2,642,861	2,614,053
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,841,132 and 2,820,836 shares issued, respectively	2,839	2,819
Capital in excess of par value	124,228	120,417
Retained earnings	372,200	388,718
Accumulated other comprehensive loss	(93,463)	(94,202)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	354,754	366,702
Noncontrolling interest	92,828	92,205
Total equity	447,582	458,907
Total liabilities and equity	$3,090,443	$3,072,960

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Non- controlling Interest	Total Equity
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income (loss)	-	-	-	(14,185)	-	-	-	(14,185)	623	(13,562)
Other comprehensive income, net of tax	-	-	-	-	739	-	-	739	-	739
Cash dividends paid:
Common Stock ($0.25 per share)	-	-	-	(1,785)	-	-	-	(1,785)	-	(1,785)
Class B Common Stock ($0.25 per share)	-	-	-	(548)	-	-	-	(548)	-	(548)
Issuance of 20,296 shares of Class B Common Stock	-	20	3,811	-	-	-	-	3,831	-	3,831
Balance on April 1, 2018	$10,204	$2,839	$124,228	$372,200	$(93,463)	$(60,845)	$(409)	$354,754	$92,828	$447,582

Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income (loss)	-	-	-	(5,051)	-	-	-	(5,051)	634	(4,417)
Other comprehensive income, net of tax	-	-	-	-	442	-	-	442	-	442
Cash dividends paid:
Common Stock ($0.25 per share)	-	-	-	(1,785)	-	-	-	(1,785)	-	(1,785)
Class B Common Stock ($0.25 per share)	-	-	-	(543)	-	-	-	(543)	-	(543)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on April 2, 2017	$10,204	$2,819	$120,417	$294,132	$(92,455)	$(60,845)	$(409)	$273,863	$86,527	$360,390

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net loss	$(13,562)	$(4,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	41,572	32,987
Amortization of intangible assets and deferred proceeds, net	5,648	1,994
Deferred income taxes	(15,394)	(15,495)
Loss on sale of property, plant and equipment	1,952	810
Fair value adjustment of acquisition related contingent consideration	(5,186)	12,246
Stock compensation expense	752	2,060
Amortization of debt costs	276	268
Proceeds from Territory Conversion Fee	-	87,066
Change in current assets less current liabilities (exclusive of acquisitions)	(99,994)	4,463
Change in other noncurrent assets (exclusive of acquisitions)	2,344	(4,038)
Change in other noncurrent liabilities (exclusive of acquisitions)	833	(1,439)
Other	13	13
Total adjustments	(67,184)	120,935
Net cash provided by (used in) operating activities	(80,746)	116,518

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisitions)	(42,048)	(41,580)
Investment in CONA Services LLC	(1,070)	(134)
Proceeds from the sale of property, plant and equipment	2,894	211
Acquisition of distribution territories and regional manufacturing facilities, net of cash acquired and settlements	-	(139,958)
Glacéau distribution agreement consideration	-	(15,598)
Net cash used in investing activities	(40,224)	(197,059)

Cash Flows from Financing Activities:
Proceeds from issuance of Senior Notes	150,000	125,000
Borrowings under Revolving Credit Facility	170,000	120,000
Payments on Revolving Credit Facility	(197,000)	(150,000)
Payment of acquisition related contingent consideration	(5,882)	-
Cash dividends paid	(2,333)	(2,328)
Principal payments on capital lease obligations	(2,053)	(1,828)
Debt issuance fees	(185)	(213)
Net cash provided by financing activities	112,547	90,631

Net increase (decrease) in cash	(8,423)	10,090
Cash at beginning of period	16,902	21,850
Cash at end of period	$8,479	$31,940

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,831	$3,669
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	16,147	9,436

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The consolidated condensed financial statements include the accounts of Coca‑Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of April 1, 2018 and December 31, 2017.
•	The results of operations and comprehensive income for the 13 week periods ended April 1, 2018 (“first quarter” of fiscal 2018 (“2018”)) and April 2, 2017 (“first quarter” of fiscal 2017 (“2017”)).
•	The changes in equity and cash flows for the first quarter of 2018 and the first quarter of 2017.

The consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10‑K for 2017 filed with the Securities and Exchange Commission (the “SEC”).

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

Significant Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated condensed financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10‑K for 2017 under the caption “Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting policies, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Aside from the accounting standards discussed in “Recently Adopted Pronouncements” below, the Company did not make changes in significant accounting policies during the first quarter of 2018. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers,” (the “revenue recognition standard”). Subsequent to the issuance of ASU 2014‑09, the FASB issued several additional accounting standards for revenue recognition to update the effective date of the revenue recognition guidance and to provide additional clarification on the updated standard. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the revenue recognition standard in the first quarter of 2018, as discussed in Note 2.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim periods beginning after December 31, 2017. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated condensed financial statements.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated condensed financial statements.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, entities should instead perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value of the respective reporting unit. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated condensed financial statements.

In March 2017, the FASB issued ASU 2017‑07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of the Company’s net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service cost components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component is eligible for asset capitalization. The new guidance is effective for annual periods beginning after December 31, 2017, including interim periods within those annual periods. The Company adopted this guidance in the first quarter of 2018 using the practical expedient which allows entities to use information previously disclosed in their pension and other postretirement benefit plans note as the estimation basis to apply the retrospective presentation requirements in ASU 2017-07.

With the adoption of this guidance in the first quarter of 2018, the Company recorded the non-service cost component of net periodic benefit cost, which totaled $0.7 million, to other income (expense), net in the consolidated condensed financial statements. The Company reclassified $1.4 million of non-service cost components of net periodic benefit cost and other benefit plan charges from the first quarter of 2017 from selling, delivery and administrative (“S,D&A”) expenses to other income (expense), net in the consolidated condensed financial statements. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

Recently Issued Pronouncements

In February 2018, the FASB issued ASU 2018‑02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and can be early adopted. The Company is currently evaluating whether it will adopt this guidance.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company anticipates adopting the new accounting standard on December 31, 2018, the first day of fiscal 2019, using the optional transition method, which was approved by the FASB in March 2018 and allows companies the option to use the effective date as the date of initial application on transition and to not adjust comparative period financial information or make the new required disclosures for periods prior to the effective date. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated condensed financial statements and anticipates this impact will be material to its consolidated condensed balance sheets. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

2.Revenue Recognition

The Company adopted the revenue recognition standard, including all relevant amendments and practical expedients, in the first quarter of 2018 using the modified retrospective approach for all contracts not completed at the date of initial adoption, considering materiality and applicability. Upon adoption of this guidance, there was no material impact to the Company’s consolidated condensed financial statements.

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. The Company has defined its performance obligations for its contracts as either at a point in time or over time.

The Company offers a range of nonalcoholic beverage products and flavors designed to meet the demands of its consumers, including both sparkling and still beverages. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca‑Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first quarter of 2018, approximately 67% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption. All the Company’s beverage sales were to customers in the United States. The Company typically collects payment from customers within 30 days from the date of sale.

The Company’s sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Other sales include sales to other Coca‑Cola bottlers, “post-mix” products, transportation and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses. Net sales by category were as follows:

	First Quarter
(in thousands)	2018	2017
Bottle/can sales:
Sparkling beverages (carbonated)	$562,653	$479,760
Still beverages (noncarbonated, including energy products)	324,580	256,058
Total bottle/can sales	887,233	735,818

Other sales:
Sales to other Coca-Cola bottlers	101,734	64,730
Post-mix and other	83,097	65,154
Total other sales	184,831	129,884

Total net sales	$1,072,064	$865,702

Bottle/can sales represented approximately 83% and 85% in the first quarter of 2018 and the first quarter of 2017, respectively. The sparkling beverage category represented approximately 63% and 65% of total bottle/can sales during in the first quarter of 2018 and the first quarter of 2017, respectively.

Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in both the first quarter of 2018 and the first quarter of 2017. Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

Other sales, which include revenue for service fees related to the repair of cold drink equipment and delivery fees for freight hauling and brokerage services, are recognized over time (“over time”). Revenues related to cold drink equipment repair are recognized as the respective services are completed using a cost-to-cost input method. Repair services are generally completed in less than one day but can extend up to one month. Revenues related to freight hauling and brokerage services are recognized as the delivery occurs using a miles driven output method. Generally, delivery occurs and freight charges are recognized in the same day. Over time sales orders open at the end of a financial period are not considered material to the Company’s consolidated condensed financial statements.

The Company participates in various sales programs with The Coca‑Cola Company, other beverage companies and customers to increase the sale of its products. Programs negotiated with customers include arrangements under which allowances can be earned for attaining agreed-upon sales levels. The cost of these various sales incentives are not considered a separate performance obligation and are included as deductions to net sales.

Revenues do not include sales or other taxes collected from customers.

The majority of the Company’s contracts include multiple performance obligations related to the delivery of specifically identifiable products, which generally have a duration of less than one year. For sales contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using stated contractual price, which represents the standalone selling price of each distinct good sold under the contract. Generally, the Company’s service contracts have a single performance obligation.

The following table represents a disaggregation of revenue from contracts with customers for the first quarter of 2018 and the first quarter of 2017:

	First Quarter
(in thousands)	2018	2017
Point in time net sales:
Nonalcoholic - point in time	$1,039,115	$840,659
Total point in time net sales	$1,039,115	$840,659

Over time net sales:
Nonalcoholic - over time	$8,614	$7,286
Other - over time	24,335	17,757
Total over time net sales	$32,949	$25,043

The Company sells its products and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. The Company evaluates the collectability of its trade accounts receivable based on a number of factors, including the Company’s historic collections pattern and changes to a specific customer’s ability to meet its financial obligations. The Company has established an allowance for doubtful accounts to adjust the recorded receivable to the estimated amount the Company believes will ultimately be collected.

A reconciliation of the activity for the allowance for doubtful accounts for the first quarter of 2018 and the first quarter of 2017 is as follows:

	First Quarter
(in thousands)	2018	2017
Beginning balance - allowance for doubtful accounts	$7,606	$4,448
Additions charged to costs and expenses	35	981
Deductions	(834)	(184)
Ending balance - allowance for doubtful accounts	$6,807	$5,245

The nature of the Company’s contracts gives rise to several types of variable consideration, including prospective and retrospective rebates. The Company accounts for its prospective and retrospective rebates using the expected value method, which estimates the net price to the customer based on the customer’s expected annual sales volume projections.

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns was $1.5 million as of the end of the first quarter of 2018. Returned product is recognized as a reduction of net sales.

3.Acquisitions and Divestitures

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company completed a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets.

A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company is included in the Company’s Annual Report on Form 10‑K for 2017. Following is a summary of the System Transformation Transactions for which cash purchase prices remained subject to final post-closing adjustment or final resolution on April 1, 2018, in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for such transactions:

Acquisition of Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio Distribution Territories and Twinsburg, Ohio Regional Manufacturing Facility (“April 2017 Transactions”)

On April 28, 2017, the Company acquired (i) distribution rights and related assets in territories previously served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio pursuant to a distribution asset purchase agreement entered into by the Company and CCR on April 13, 2017 (the “April 2017 Distribution APA”) and (ii) a regional manufacturing facility located in Twinsburg, Ohio and related manufacturing assets pursuant to a manufacturing asset purchase agreement entered into by the Company and CCR on April 13, 2017 (the “April 2017 Manufacturing APA”). The Company completed the April 2017 Transactions for a cash purchase price of $87.9 million. During the fourth quarter of 2017, the cash purchase price for the April 2017 Transactions decreased by $4.7 million as a result of net working capital and other fair value adjustments, which remains due from The Coca‑Cola Company. Subsequent to the end of the first quarter of 2018, all post-closing adjustments were finalized for the April 2017 Transactions. None of the final post-closing adjustments were material to the Company’s consolidated condensed financial statements.

Acquisition of Arkansas Distribution Territories and Memphis, Tennessee and West Memphis, Arkansas Regional Manufacturing Facilities in exchange for the Company’s Deep South and Somerset Distribution Territories and Mobile, Alabama Manufacturing Facility (the “CCR Exchange Transaction”)

On October 2, 2017, the Company (i) acquired from CCR distribution rights and related assets in territories previously served by CCR through CCR’s facilities and equipment located in central and southern Arkansas and two regional manufacturing facilities located in Memphis, Tennessee and West Memphis, Arkansas and related manufacturing assets (collectively, the “CCR Exchange Business”) in exchange for which the Company (ii) transferred to CCR distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in portions of southern Alabama, southeastern Mississippi, southwestern Georgia and northwestern Florida and in and around Somerset, Kentucky and a regional manufacturing facility located in Mobile, Alabama and related manufacturing assets (collectively, the “Deep South and Somerset Exchange Business”), pursuant to an asset exchange agreement entered into by the Company, certain of its wholly-owned subsidiaries and CCR on September 29, 2017 (the “CCR AEA”).

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

Acquisition of Memphis, Tennessee Distribution Territories (“Memphis Transaction”)

On October 2, 2017, the Company acquired distribution rights and related assets in territories previously served by CCR through CCR’s facilities and equipment located in and around Memphis, Tennessee, including portions of northwestern Mississippi and eastern Arkansas, pursuant to an asset purchase agreement entered by the Company and CCR on September 29, 2017 (the “September 2017 APA”). The Company completed this acquisition for a cash purchase price of $39.6 million, which remains subject to post-closing adjustment in accordance with the September 2017 APA.

Acquisition of Spartanburg and Bluffton, South Carolina Distribution Territories in exchange for the Company’s Florence and Laurel Territories and Piedmont’s Northeastern Georgia Territories (“United Exchange Transaction”)

On October 2, 2017, the Company and Piedmont completed exchange transactions in which (i) the Company acquired from United distribution rights and related assets in territories previously served by United through United’s facilities and equipment located in and around Spartanburg, South Carolina and a portion of United’s territory located in and around Bluffton, South Carolina and Piedmont acquired from United similar rights, assets and liabilities, and working capital in the remainder of United’s Bluffton, South Carolina territory (collectively, the “United Distribution Business”), in exchange for which (ii) the Company transferred to United distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in parts of northwestern Alabama, south-central Tennessee and southeastern Mississippi previously served by the Company’s distribution centers located in Florence, Alabama and Laurel, Mississippi (collectively, the “Florence and Laurel Distribution Business”) and Piedmont transferred to United similar rights, assets and liabilities, and working capital of Piedmont’s in territory located in parts of northeastern Georgia (the “Northeastern Georgia Distribution Business”), pursuant to an asset exchange agreement between the Company, certain of its wholly-owned subsidiaries and United dated September 29, 2017 (the “United AEA”) and an asset exchange agreement between Piedmont and United dated September 29, 2017 (the “Piedmont – United AEA”).

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

In addition to the System Transformation Transactions summarized above, the Company completed two additional System Transformation Transactions with CCR in 2017 including (i) the acquisition from CCR of distribution rights and related assets for territories in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana on January 27, 2017 (the “January 2017 Transaction”), and (ii) the acquisition from CCR of distribution rights and related assets for territories in Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio and regional manufacturing facilities and related assets located in Indianapolis and Portland, Indiana on March 31, 2017 (the “March 2017 Transactions”). Post-closing adjustments for both of these transactions were completed during 2017.

The fair value of acquired assets and assumed liabilities of the System Transformation Transactions that closed during 2017 (the “2017 System Transformation Transactions”), as of the acquisition dates, is summarized as follows:

(in thousands)	January 2017 Transaction	March 2017 Transactions	April 2017 Transactions	October 2017 Transactions Acquisitions	Total 2017 System Transformation Transactions Acquisitions
Cash	$107	$211	$103	$191	$612
Inventories	5,953	20,952	14,554	14,850	56,309
Prepaid expenses and other current assets	1,155	5,117	4,068	4,573	14,913
Accounts receivable from The Coca-Cola Company	1,042	1,807	2,552	2,391	7,792
Property, plant and equipment	25,708	81,638	52,263	70,645	230,254
Other assets (including deferred taxes)	1,158	3,227	3,960	1,300	9,645
Goodwill	1,544	2,527	17,154	15,588	36,813
Distribution agreements	22,000	46,750	19,500	124,750	213,000
Customer lists	1,500	1,750	1,000	4,950	9,200
Total acquired assets	$60,167	$163,979	$115,154	$239,238	$578,538

Current liabilities (acquisition related contingent consideration)	$1,350	$2,958	$1,475	$1,458	$7,241
Other current liabilities	324	3,760	2,860	8,311	15,255
Other liabilities (acquisition related contingent consideration)	26,377	49,739	25,616	18,848	120,580
Other liabilities	43	2,953	2,005	102	5,103
Total assumed liabilities	$28,094	$59,410	$31,956	$28,719	$148,179

As part of the “October 2017 Transactions Acquisitions,” which include the distribution territories and the regional manufacturing facilities acquired in the CCR Exchange Transaction (the “CCR Exchange Transaction Acquisitions”), the Memphis Transaction and the United Exchange Transaction (the “United Exchange Transaction Acquisitions”), the fair value of acquired assets and assumed liabilities as of the acquisition date is summarized as follows:

(in thousands)	CCR Exchange Transaction Acquisitions	Memphis Transaction	United Exchange Transaction Acquisitions	October 2017 Transactions Acquisitions
Cash	$91	$100	$-	$191
Inventories	10,667	3,354	829	14,850
Prepaid expenses and other current assets	3,172	1,087	314	4,573
Accounts receivable from The Coca-Cola Company	1,092	1,089	210	2,391
Property, plant and equipment	47,066	20,795	2,784	70,645
Other assets (including deferred taxes)	753	547	-	1,300
Goodwill	7,046	5,845	2,697	15,588
Distribution agreements	80,500	30,300	13,950	124,750
Customer lists	3,200	1,200	550	4,950
Total acquired assets	$153,587	$64,317	$21,334	$239,238

Current liabilities (acquisition related contingent consideration)	$-	$1,458	$-	$1,458
Other current liabilities	3,497	4,323	491	8,311
Other liabilities (acquisition related contingent consideration)	-	18,848	-	18,848
Other liabilities	15	87	-	102
Total assumed liabilities	$3,512	$24,716	$491	$28,719

The goodwill for the 2017 System Transformation Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $11.6 million, $7.0 million, $7.5 million and $2.7 million is expected to be deductible for tax purposes for the April 2017 Transactions, the CCR Exchange Transaction Acquisitions, the Memphis Transaction and the United Exchange Transaction Acquisitions, respectively. No goodwill is expected to be deductible for tax purposes for the January 2017 Transaction or the March 2017 Transactions.

The carrying value of assets and liabilities in the Deep South and Somerset Exchange Business divested in the CCR Exchange Transaction and the Florence and Laurel Distribution Business divested in the United Exchange Transaction (together, the “October 2017 Divestitures”) are summarized as follows:

(in thousands)	October 2017 Divestitures
Cash	$303
Inventories	13,717
Prepaid expenses and other current assets	1,199
Property, plant and equipment	44,380
Other assets (including deferred taxes)	604
Goodwill	13,073
Distribution agreements	65,043
Total divested assets	$138,319

Other current liabilities	$5,683
Pension and postretirement benefit obligation	16,855
Total divested liabilities	$22,538

The October 2017 Divestitures were recorded in the Company’s Nonalcoholic Beverages segment prior to divestiture.

System Transformation Transactions Financial Results

The financial results of the System Transformation Transactions have been included in the Company’s consolidated condensed financial statements from their respective acquisition or exchange dates. Net sales and income (loss) from operations for certain territories and regional manufacturing facilities acquired and divested by the Company during 2017 are impracticable to separately calculate, as the operations were absorbed into territories and facilities owned by the Company prior to the System Transformation, and therefore have been omitted from the results below. Omission of net sales and income (loss) from operations for such territories and facilities is not considered material to the results presented below. The remaining 2017 System Transformation Transactions contributed the following amounts to the Company’s consolidated condensed statements of operations:

	First Quarter
(in thousands)	2018	2017
Impact to net sales - total 2017 System Transformation Transactions acquisitions	$274,458	$26,246
Impact to net sales - October 2017 Divestitures	-	70,859
Total impact to net sales	$274,458	$97,105

Impact to income (loss) from operations - total 2017 System Transformation Transactions acquisitions	$(935)	$96
Impact to income (loss) from operations - October 2017 Divestitures	-	6,009
Total impact to income (loss) from operations	$(935)	$6,105

The Company incurred transaction related expenses for the System Transformation Transactions of $0.7 million in the first quarter of 2017, which were included within S,D&A expenses on the consolidated condensed statements of operations.

System Transformation Transactions Pro Forma Financial Information

The purpose of the pro forma disclosure is to present the net sales and the income from operations of the combined entity as though the 2017 System Transformation Transactions had occurred as of the beginning of 2017. The pro forma combined net sales and income from operations do not necessarily reflect what the combined Company’s net sales and income from operations would have been had the acquisitions occurred at the beginning of 2017. The pro forma financial information also may not be useful in predicting the future financial results of the combined company. The actual results may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

The following table represents the Company’s unaudited pro forma net sales and unaudited pro forma income from operations for the 2017 System Transformation Transactions.

	First Quarter 2017
(in thousands)	Net Sales	Income from Operations
Balance as reported	$865,702	$14,950
Pro forma adjustments (unaudited)	205,149	3,225
Balance including pro forma adjustments (unaudited)	$1,070,851	$18,175

The net sales pro forma and the income from operations pro forma reflect adjustments for (i) the inclusion of historic results of operations for the distribution territories and the regional manufacturing facilities acquired in the System Transformation Transactions for the period prior to the Company’s acquisition of the applicable territories or facility, for each period presented and (ii) the elimination of historic results of operations for the October 2017 Divestitures.

4.Inventories

Inventories consisted of the following:

(in thousands)	April 1, 2018	December 31, 2017
Finished products	$137,817	$116,354
Manufacturing materials	30,478	33,073
Plastic shells, plastic pallets and other inventories	38,868	34,191
Total inventories	$207,163	$183,618

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	April 1, 2018	December 31, 2017
Current portion of income taxes	$35,790	$35,930
Repair parts	29,357	30,530
Prepaid software	6,552	5,855
Prepayments for sponsorships	6,098	6,358
Commodity hedges at fair market value	1,453	4,420
Other prepaid expenses and other current assets	29,069	17,553
Total prepaid expenses and other current assets	$108,319	$100,646

6.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	April 1, 2018	December 31, 2017	Estimated Useful Lives
Land	$78,478	$78,825
Buildings	207,746	211,308	8-50 years
Machinery and equipment	313,451	315,117	5-20 years
Transportation equipment	362,675	351,479	4-20 years
Furniture and fixtures	92,911	89,559	3-10 years
Cold drink dispensing equipment	493,997	488,208	5-17 years
Leasehold and land improvements	127,040	125,348	5-20 years
Software for internal use	113,808	113,490	3-10 years
Construction in progress	22,216	25,490
Total property, plant and equipment, at cost	1,812,322	1,798,824
Less: Accumulated depreciation and amortization	789,997	767,436
Property, plant and equipment, net	$1,022,325	$1,031,388

Depreciation expense, which includes amortization expense for leased property under capital leases, was $41.6 million in the first quarter of 2018 and $33.0 million in the first quarter of 2017.

7.Goodwill

A reconciliation of the activity for goodwill for the first quarter of 2018 and the first quarter of 2017 is as follows:

	First Quarter
(in thousands)	2018	2017
Beginning balance - goodwill	$169,316	$144,586
System Transformation Transactions acquisitions	-	4,849
Measurement period adjustments(1)	946	(52)
Ending balance - goodwill	$170,262	$149,383

(1)  Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter of each fiscal year. During the first quarter of 2018, the Company did not experience any triggering events or changes in circumstances indicating the carrying amounts of the Company’s goodwill exceeded fair values.

8.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	April 1, 2018	December 31, 2017
Distribution agreements at cost	$939,527	$939,527
Less: Accumulated amortization	(32,127)	(26,175)
Distribution agreements, net	$907,400	$913,352

A reconciliation of the activity for distribution agreements, net for the first quarter of 2018 and the first quarter of 2017 is as follows:

	First Quarter
(in thousands)	2018	2017
Beginning balance - distribution agreements, net	$913,352	$234,988
Conversion to distribution rights from franchise rights(1)	-	533,040
System Transformation Transactions acquisitions	-	28,200
Other distribution agreements	-	44
Additional accumulated amortization	(5,952)	(1,710)
Ending balance - distribution agreements, net	$907,400	$794,562

(1)

In connection with the closing of the March 2017 Transactions, the Company, The Coca-Cola Company and CCR entered into a comprehensive beverage agreement (as amended, the “CBA”) on March 31, 2017, and concurrently converted the Company’s franchise rights within the territories in which the Company distributed Coca‑Cola products prior to beginning the System Transformation to distribution agreements, net on the consolidated condensed financial statements. Prior to this conversion, the Company’s franchise rights resided entirely within the Nonalcoholic Beverages segment.

9.Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight line basis and have an estimated useful life of 12 to 20 years, consisted of the following:

(in thousands)	April 1, 2018	December 31, 2017
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	(7,427)	(6,968)
Customer lists and other identifiable intangible assets, net	$17,861	$18,320

A reconciliation of the activity for customer lists and other identifiable intangible assets, net for the first quarter of 2018 and the first quarter of 2017 is as follows:

	First Quarter
(in thousands)	2018	2017
Beginning balance - customer lists and other identifiable intangible assets, net	$18,320	$10,427
System Transformation Transactions acquisitions	-	2,850
Additional accumulated amortization	(459)	(284)
Ending balance - customer lists and other identifiable intangible assets, net	$17,861	$12,993

10.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	April 1, 2018	December 31, 2017
Accrued insurance costs	$36,353	$35,433
Accrued marketing costs	28,535	33,376
Employee and retiree benefit plan accruals	23,649	27,024
Current portion of acquisition related contingent consideration	23,372	23,339
Accrued taxes (other than income taxes)	8,521	6,391
Current deferred proceeds from Territory Conversion Fee(1)	2,286	2,286
Checks and transfers yet to be presented for payment from zero balance cash accounts	-	37,262
All other accrued expenses	26,890	20,419
Total other accrued liabilities	$149,606	$185,530

(1)

Pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended), upon the conversion of the Company’s then-existing bottling agreements to the CBA on March 31, 2017, the Company received a one-time fee from CCR, which, after final adjustments made during the second quarter of 2017, totaled $91.5 million (the “Territory Conversion Fee”). The Territory Conversion Fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years.

11.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity	Interest Rate	Interest Paid	Public / Non-public	April 1, 2018	December 31, 2017
Revolving Credit Facility	2019	Variable	Varies	Non-public	$180,000	$207,000
Term Loan Facility(1)	2021	Variable	Varies	Non-public	300,000	300,000
Senior Notes	2023	3.28%	Semi-annually	Non-public	125,000	125,000
Senior Notes	2030	3.96%	Quarterly	Non-public	150,000	-
Senior Notes	2019	7.00%	Semi-annually	Public	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	Public	350,000	350,000
Unamortized discount on Senior Notes	2019				(270)	(332)
Unamortized discount on Senior Notes	2025				(67)	(70)
Debt issuance costs					(3,554)	(3,580)
Total debt					1,211,109	1,088,018
Less: Current portion of debt					-	-
Long-term debt					$1,211,109	$1,088,018

(1)

Under the Company’s Term Loan Facility (as defined below), $15 million will become due in 2018. The Company intends to repay this amount through use of its Revolving Credit Facility (as defined below), which is classified as long-term debt. As such, the $15 million was classified as non-current as of April 1, 2018 and December 31, 2017.

The Company had capital lease obligations of $41.4 million on April 1, 2018 and $43.5 million on December 31, 2017. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

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

In April 2009, the Company sold $110 million aggregate principal amount of senior unsecured notes due 2019 (the “2019 Notes”) to Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several underwriters pursuant to the Underwriting Agreement dated April 2, 2009 between the Company and the underwriters. The 2019 Notes were issued at 98.238% of par. These notes bear interest at 7.00%, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2019, unless earlier redeemed or repurchased by the Company.

In November 2015, the Company sold $350 million aggregate principal amount of senior unsecured notes due 2025 (the “2025 Notes”) to Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters pursuant to the Underwriting Agreement dated November 20, 2015 between the Company and the underwriters. The 2025 Notes were issued at 99.975% of par. These notes bear interest at 3.80%, payable semi-annually in arrears on May 25 and November 25 of each year, and will mature on November 25, 2025, unless earlier redeemed or repurchased by the Company.

In February 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (the “Prudential Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the Prudential Shelf Facility in an aggregate principal amount of up to $175 million.

On March 21, 2018, the Company sold $150 million aggregate principal amount of senior unsecured notes due 2030 to NYL Investors LLC (“NYL”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated March 6, 2018 between the Company, NYL and the other parties thereto (the “NYL Shelf Facility”). These notes bear interest at 3.96%, payable quarterly in arrears on March 21, June 21, September 21 and December 21 of each year, and will mature on March 21, 2030, unless earlier redeemed by the Company.

The Revolving Credit Facility, the Term Loan Facility, the Prudential Shelf Facility and the NYL Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of April 1, 2018. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

		First Quarter
(in thousands)	Classification of Gain (Loss)	2018	2017
Commodity hedges	Cost of sales	$(2,765)	$698
Commodity hedges	Selling, delivery and administrative expenses	(202)	(371)
Total gain (loss)		$(2,967)	$327

The following table summarizes the fair values and classification in the consolidated condensed balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	April 1, 2018	December 31, 2017
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$1,453	$4,420
Total assets		$1,453	$4,420

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

(in thousands)	April 1, 2018	December 31, 2017
Gross derivative assets	$2,195	$4,481
Gross derivative liabilities	742	61

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	April 1, 2018	December 31, 2017
Notional amount of outstanding commodity derivative agreements	$125,331	$59,564
Latest maturity date of outstanding commodity derivative agreements	December 2018	December 2018

13.Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	April 1, 2018
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$32,993	$32,993	$32,993	$-	$-
Commodity hedging agreements	1,453	1,453	-	1,453	-
Liabilities:
Deferred compensation plan liabilities	32,993	32,993	32,993	-	-
Non-public variable rate debt	479,442	480,000	-	480,000	-
Non-public fixed rate debt	274,660	264,800	-	264,800	-
Public debt securities	457,007	466,200	-	466,200	-
Acquisition related contingent consideration	368,804	368,804	-	-	368,804

	December 31, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,166	$33,166	$33,166	$-	$-
Commodity hedging agreements	4,420	4,420	-	4,420	-
Liabilities:
Deferred compensation plan liabilities	33,166	33,166	33,166	-	-
Non-public variable rate debt	506,398	507,000	-	507,000	-
Non-public fixed rate debt	124,829	126,400	-	126,400	-
Public debt securities	456,791	475,100	-	475,100	-
Acquisition related contingent consideration	381,291	381,291	-	-	381,291

Under the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell specified covered beverages and beverage products in the distribution territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2018	2017
Beginning balance - Level 3 liability	$381,291	$253,437
Increase due to System Transformation Transactions acquisitions	-	42,316
Measurement period adjustment(1)	(1,059)	-
Payment of acquisition related contingent consideration	(5,882)	-
Reclassification to current payables	(360)	(4,047)
(Favorable)/unfavorable fair value adjustment	(5,186)	12,246
Ending balance - Level 3 liability	$368,804	$303,952

(1) Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the April 2017 Distribution APA and the April 2017 Manufacturing APA.

The fair value adjustments to the acquisition related contingent consideration liability during the first quarter of 2018 were primarily driven by a change in the risk-free interest rate. The fair value adjustments to the acquisition related contingent consideration liability during the first quarter of 2017 were primarily a result of the final settlement of territory values for the Paducah and Pikeville, Kentucky distribution territory acquisition and the Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina distribution territory acquisition, which closed in May 2015 and October 2015, respectively. These adjustments were recorded in other income (expense), net on the Company’s consolidated condensed statements of operations.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be in the range of $23 million to $47 million.

14.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	April 1, 2018	December 31, 2017
Non-current portion of acquisition related contingent consideration	$345,432	$357,952
Accruals for executive benefit plans	126,222	125,791
Non-current deferred proceeds from Territory Conversion Fee	86,877	87,449
Non-current deferred proceeds from Legacy Facilities Credit(1)	29,690	29,881
Other	19,464	19,506
Total other liabilities	$607,685	$620,579

(1)

In December 2017, The Coca‑Cola Company agreed to provide the Company a one-time fee of $43.0 million (the “Legacy Facilities Credit”) to compensate for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at the manufacturing facilities owned by Company prior to the System Transformation and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers of new pricing mechanisms included in the regional manufacturing agreement entered into by the Company and The Coca‑Cola Company on March 31, 2017, as amended. The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility in Mobile, Alabama which the Company transferred to CCR as part of the CCR Exchange Transaction. The remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years.

15.Commitments and Contingencies

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $2.2 million in the first quarter of 2018 and $2.1 million in the first quarter of 2017.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 7.2 million cases and 6.7 million cases of finished product from SAC in the first quarter of 2018 and the first quarter of 2017, respectively.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. The Company accounts for Southeastern as an equity method investment.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2018	2017
Purchases from SAC	$38,076	$33,634
Purchases from Southeastern	29,169	23,336
Total purchases from manufacturing cooperatives	$67,245	$56,970

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2021. The amounts guaranteed were $23.9 million as of both April 1, 2018 and December 31, 2017. The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The following table summarizes the Company’s maximum exposure under this guarantee if SAC had borrowed up to its aggregate borrowing capacity:

(in thousands)	April 1, 2018
Maximum guaranteed debt	$23,938
Equity investments(1)	7,325
Maximum total exposure, including equity investments	$31,263

(1)	Recorded in other assets on the Company’s consolidated condensed balance sheets.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s consolidated condensed financial statements. The Company monitors its investments in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC was identified as of April 1, 2018, and there was no impairment identified in 2017.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million as of both April 1, 2018 and December 31, 2017.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of April 1, 2018, the future payments related to these contractual arrangements, which expire at various dates through 2030, amounted to $126.2 million.

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

16.Income Taxes

The Company’s effective income tax rate, as calculated by dividing income tax benefit by loss before income taxes, was 48.9% for the first quarter of 2018 and 45.5% for the first quarter of 2017. The increase in the effective tax rate was primarily driven by an increase in certain non-deductible expenses and the repeal of the manufacturing deduction as part of the Tax Act.

The Company’s effective income tax rate, as calculated by dividing income tax benefit by loss before income taxes minus net income attributable to noncontrolling interest, was 47.8% for the first quarter of 2018 and 42.2% for the first quarter of 2017.

Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company has recognized the provisional tax impacts, outlined above, related to the re-measurement of its net deferred tax liability. The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (the “IRS”), changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimates, analysis, interpretations and assumptions the Company has made. No subsequent adjustments to the net deferred tax liability related to the Tax Act were made during the first quarter of 2018.

The Company had uncertain tax positions, including accrued interest, of $2.6 million on April 1, 2018 and $2.4 million on December 31, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated condensed financial statements.

Prior tax years beginning in year 2002 remain open to examination by the IRS, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions.

17.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for the first quarter of 2018 and the first quarter of 2017 is as follows:

(in thousands)	December 31, 2017	Pre-tax Activity	Tax Effect	April 1, 2018
Net pension activity:
Actuarial loss	$(78,618)	$933	$(230)	$(77,915)
Prior service costs	(43)	6	(2)	(39)
Net postretirement benefits activity:
Actuarial loss	(23,519)	499	(122)	(23,142)
Prior service costs	1,744	(462)	114	1,396
Recognized loss due to October 2017 Divestitures(1)	6,220	-	-	6,220
Foreign currency translation adjustment	14	4	(1)	17
Total AOCI(L)	$(94,202)	$980	$(241)	$(93,463)

(1)	Recognized loss due to the divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business during the fourth quarter of 2017.

(in thousands)	January 1, 2017	Pre-tax Activity	Tax Effect	April 2, 2017
Net pension activity:
Actuarial loss	$(72,393)	$807	$(311)	$(71,897)
Prior service costs	(61)	7	(3)	(57)
Net postretirement benefits activity:
Actuarial loss	(24,111)	648	(250)	(23,713)
Prior service costs	3,679	(746)	288	3,221
Foreign currency translation adjustment	(11)	4	(2)	(9)
Total AOCI(L)	$(92,897)	$720	$(278)	$(92,455)

A summary of the impact of AOCI(L) on certain statements of operations line items is as follows:

	First Quarter 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$216	$6	$-	$222
Selling, delivery and administrative expenses	723	31	4	758
Subtotal pre-tax	939	37	4	980
Income tax expense	232	8	1	241
Total after tax effect	$707	$29	$3	$739

	First Quarter 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$155	$(20)	$-	$135
Selling, delivery and administrative expenses	659	(78)	4	585
Subtotal pre-tax	814	(98)	4	720
Income tax expense	314	(38)	2	278
Total after tax effect	$500	$(60)	$2	$442

18.Capital Transactions

During the first quarter of each year, the Compensation Committee of the Company’s Board of Directors determines whether any shares of the Company’s Class B Common Stock should be issued to J. Frank Harrison, III, in connection with his services for the prior year as Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to a performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash in 2018 and 2017 to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards issued in 2018 and 2017 is as follows:

	Fiscal Year
	2018	2017
Date of approval for award	March 6, 2018	March 7, 2017
Fiscal year of service covered by award	2017	2016
Shares settled in cash to satisfy tax withholding obligations	16,504	18,980
Increase in Class B Common Stock shares outstanding	20,296	21,020
Total Class B Common Stock awarded	36,800	40,000

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized on the closing share price of the last trading day prior to the end of the fiscal period, was as follows:

	First Quarter
(in thousands, except share price)	2018	2017
Total compensation expense	$752	$2,060
Share price for compensation expense	$172.67	$206.02
Share price date for compensation expense	March 29, 2018	March 31, 2017

19.Pension and Postretirement Benefit Obligations

Pension Plans

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan was frozen as of June 30, 2006 and no benefits accrued to participants after this date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes.

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2018	2017
Service cost	$1,412	$150
Interest cost	2,856	2,979
Expected return on plan assets	(3,852)	(3,399)
Recognized net actuarial loss	933	807
Amortization of prior service cost	6	7
Net periodic pension cost	$1,355	$544

The Company did not make any contributions to the two Company-sponsored pension plans during the first quarter of 2018 and contributions to the two Company-sponsored pension plans are expected to be in the range of $10 million to $20 million in 2018.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during covered employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2018	2017
Service cost	$502	$572
Interest cost	696	911
Recognized net actuarial loss	499	648
Amortization of prior service cost	(462)	(746)
Net periodic postretirement benefit cost	$1,235	$1,385

Multi-Employer Benefits

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. Certain collective bargaining agreements covering the Teamsters Plan will expire on July 26, 2018 and the remainder of these agreements will expire in April 2020.

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

In 2015, the Company increased its contribution rates to the Teamsters Plan, with additional increases occurring annually, as part of a rehabilitation plan, which was incorporated into the renewal of collective bargaining agreements with the unions effective April 28, 2014 and adopted by the Company as a rehabilitation plan effective January 1, 2015. This was a result of the Teamsters Plan being certified by its actuary as being in “critical” status for the plan year beginning January 1, 2013.

20.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of April 1, 2018, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2018	2017
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$242,468	$226,726
Customer marketing programs	34,582	57,794
Cold drink equipment parts	6,141	5,621
Glacéau distribution agreement consideration	-	15,598

Payments made by The Coca-Cola Company to the Company for:
Proceeds from Territory Conversion Fee	$-	$87,066
Marketing funding support payments	20,037	16,836
Fountain delivery and equipment repair fees	9,347	7,850
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	3,868	2,093
Presence marketing funding support on the Company’s behalf	481	656

Coca‑Cola Refreshments USA, Inc.

The Company previously had a production arrangement with CCR to buy and sell finished products at cost and transported products for CCR to the Company’s and other Coca‑Cola bottlers’ locations. Following the System Transformation Transactions completed in October 2017 discussed in Note 2, the Company no longer transacts with CCR other than making quarterly sub-bottling payments, as discussed below. During the first quarter of 2017, the Company purchased $40.4 million from CCR and had sales of $27.2 million to CCR.

Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. The liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments was $368.8 million on April 1,

2018 and $381.3 million on December 31, 2017. Sub-bottling payments to CCR were $5.9 million during the first quarter of 2018 and there were no sub-bottling payments to CCR during the first quarter of 2017.

Glacéau Distribution Termination Agreement

On January 1, 2017, the Company obtained the rights to market, promote, distribute and sell glacéau vitaminwater, glacéau smartwater and glacéau vitaminwater zero drops in certain geographic territories including the District of Columbia and portions of Delaware, Maryland and Virginia, pursuant to an agreement entered into by the Company, The Coca‑Cola Company and CCR in June 2016. Pursuant to the agreement, the Company made a payment of $15.6 million to The Coca‑Cola Company during the first quarter of 2017, which represented a portion of the total payment made by The Coca‑Cola Company to terminate a distribution arrangement with a prior distributor in this territory.

Coca‑Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”)

Along with all other Coca‑Cola bottlers in the United States, the Company is a member of CCBSS, a company formed in 2003 for the purpose of facilitating various procurement functions and distributing certain specified beverage products of The Coca‑Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system in the United States.

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $6.6 million on April 1, 2018 and $11.2 million on December 31, 2017, which were classified as accounts receivable, other in the consolidated condensed financial statements.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $0.7 million in the first quarter of 2018 and $0.5 million in the first quarter of 2017, which were classified as S,D&A expenses in the consolidated condensed financial statements.

National Product Supply Group (“NPSG”)

The Company is a member of the NPSG, an organization comprised of The Coca‑Cola Company and other Coca‑Cola bottlers who are regional producing bottlers (“RPBs”) in The Coca‑Cola Company’s national product supply system, pursuant to a national product supply governance agreement executed in October 2015 with The Coca‑Cola Company and other RPBs (the “NPSG Governance Agreement”). The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of all plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning.

Under the NPSG Governance Agreement, the NPSG members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As of April 1, 2018, the NPSG Board consisted of The Coca‑Cola Company, the Company and seven other RPBs. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for its ongoing operations. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, each RPB is required to make investments in its respective manufacturing assets and implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement. The Company is also obligated to pay a certain portion of the costs of operating the NPSG. The Company incurred NPSG operating costs of $0.3 million in the first quarter of 2018 and $0.2 million in the first quarter of 2017, which were classified as S,D&A expense in the consolidated condensed financial statements.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers pursuant to a limited liability company agreement executed in January 2016 (as amended, the “CONA LLC Agreement”) to provide business process and information technology services to its members.

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

The Company made capital contributions to CONA of $1.1 million in the first quarter of 2018 and $0.1 million in the first quarter of 2017, which were classified as other assets in the consolidated condensed financial statements. No CONA member may transfer its membership interest (or any portion thereof) except to a purchaser of the member’s bottling business (or any portion thereof) and as permitted under the member’s comprehensive beverage agreement with The Coca‑Cola Company.

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

The Company is also party to an amended and restated master services agreement with CONA (the “CONA MSA”), pursuant to which CONA agreed to make available, and the Company became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available, CONA provides the Company with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with the Company’s direct store delivery and manufacture of products (collectively, the “CONA Services”). The Company is also authorized under the CONA MSA to use the CONA System in connection with its distribution, promotion, marketing, sale and manufacture of beverages it is authorized to distribute or manufacture under the CBA, the Company’s regional manufacturing agreement or any other agreement with The Coca‑Cola Company, subject to the provisions of the CONA LLC Agreement and any licenses or other agreements relating to products or services provided by third parties and used in connection with the CONA System.

In exchange for the Company’s rights to use the CONA System and receive the CONA Services under the CONA MSA, it is charged service fees by CONA based on the number of physical cases of beverages the Company distributed or manufactured during the applicable period in the portion of its territories where the CONA Services have then been implemented. Upon the earlier of (i) all members of CONA beginning to use the CONA System in all territories in which they distribute and manufacture Coca‑Cola products (excluding certain territories of CCR that are expected to be sold to bottlers that are neither members of CONA nor users of the CONA System), or (ii) December 31, 2018, the service fees will be changed to be an amount per physical case of beverages distributed or manufactured in any portion of the Company’s territories equal to the aggregate costs incurred by CONA to maintain and operate the CONA System and provide the CONA Services divided by the total number of cases distributed or manufactured by all of the members of CONA, subject to certain exceptions and provided that the aggregate costs related to CONA’s manufacturing functionality will be borne solely amongst the CONA members who have rights to manufacture beverages of The Coca‑Cola Company. The Company is obligated to pay the service fees under the CONA MSA even if it is not using the CONA System for all or any portion of its distribution and manufacturing operations. The Company incurred CONA services fees of $4.0 million in the first quarter of 2018 and $2.5 million in the first quarter of 2017.

Snyder Production Center (“SPC”)

The Company leases the SPC and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One (“HLP”). HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett, Vice President and a director of the Company, is a permissible, discretionary beneficiary. The SPC lease expires on December 31, 2020. The principal balance outstanding under this capital lease was $10.8 million on April 1, 2018 and $11.6 million on December 31, 2017. The annual base rent the Company is obligated to pay under this lease agreement is subject to an adjustment for an inflation factor. Rental payments related to this lease were $1.0 million in both the first quarter of 2018 and the first quarter of 2017.

Company Headquarters

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett is a minority stockholder, pursuant to a lease expiring on December 31, 2021. The principal balance outstanding under this capital lease was $12.1 million on April 1, 2018 and $12.8 million on December 31, 2017. The annual base rent the Company is obligated to pay under this lease agreement is subject to adjustment for increases in the Consumer Price Index. Rental payments related to this lease were $1.1 million in both the first quarter of 2018 and the first quarter of 2017.

21.Net Loss Per Share

The following table sets forth the computation of basic net loss per share and diluted net loss per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2018	2017
Numerator for basic and diluted net loss per Common Stock and Class B Common Stock share:
Net loss attributable to Coca-Cola Bottling Co. Consolidated	$(14,185)	$(5,051)
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	548	543
Total undistributed losses	$(16,518)	$(7,379)

Common Stock undistributed losses – basic	$(12,629)	$(5,654)
Class B Common Stock undistributed losses – basic	(3,889)	(1,725)
Total undistributed losses – basic	$(16,518)	$(7,379)

Common Stock undistributed losses – diluted	$(12,629)	$(5,654)
Class B Common Stock undistributed losses – diluted	(3,889)	(1,725)
Total undistributed losses – diluted	$(16,518)	$(7,379)

Numerator for basic net loss per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed losses – basic	(12,629)	(5,654)
Numerator for basic net loss per Common Stock share	$(10,844)	$(3,869)

Numerator for basic net loss per Class B Common Stock share:
Dividends on Class B Common Stock	$548	$543
Class B Common Stock undistributed losses – basic	(3,889)	(1,725)
Numerator for basic net loss per Class B Common Stock share	$(3,341)	$(1,182)

Numerator for diluted net loss per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	548	543
Common Stock undistributed losses – diluted	(16,518)	(7,379)
Numerator for diluted net loss per Common Stock share	$(14,185)	$(5,051)

Numerator for diluted net loss per Class B Common Stock share:
Dividends on Class B Common Stock	$548	$543
Class B Common Stock undistributed losses – diluted	(3,889)	(1,725)
Numerator for diluted net loss per Class B Common Stock share	$(3,341)	$(1,182)

Denominator for basic net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,199	2,178

Denominator for diluted net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,340	9,319
Class B Common Stock weighted average shares outstanding – diluted	2,199	2,178

	First Quarter
(in thousands, except per share data)	2018	2017
Basic net loss per share:
Common Stock	$(1.52)	$(0.54)
Class B Common Stock	$(1.52)	$(0.54)

Diluted net loss per share:
Common Stock	$(1.52)	$(0.54)
Class B Common Stock	$(1.52)	$(0.54)

The 36,800 unvested performance units granted to Mr. Harrison during the first quarter of 2018 pursuant to the Performance Unit Award Agreement were excluded from the calculation of diluted net loss per share for the first quarter of 2018, as the effect of this award would have been anti-dilutive.

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

(3)	The denominator for diluted net loss per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award Agreement.
(4)	The Company does not have anti-dilutive shares.

22.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
(in thousands)	2018	2017
Accounts receivable, trade, net	$(24,039)	$(20,833)
Accounts receivable from The Coca-Cola Company	(3,647)	(5,714)
Accounts receivable, other	16,118	8,428
Inventories	(23,545)	(9,496)
Prepaid expenses and other current assets	(7,854)	8,554
Accounts payable, trade	1,274	23,607
Accounts payable to The Coca-Cola Company	10,682	14,884
Other accrued liabilities	(37,672)	9,548
Accrued compensation	(35,734)	(30,020)
Accrued interest payable	4,423	5,505
Change in current assets less current liabilities (exclusive of acquisitions)	$(99,994)	$4,463

23.Segments

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, income from operations and assets. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2018	2017
Net sales:
Nonalcoholic Beverages(1)	$1,047,729	$847,945
All Other(1)	86,599	61,242
Eliminations(2)	(62,264)	(43,485)
Consolidated net sales	$1,072,064	$865,702

Income (loss) from operations:
Nonalcoholic Beverages	$(22,745)	$12,876
All Other	3,748	2,074
Consolidated income (loss) from operations	$(18,997)	$14,950

Depreciation and amortization:
Nonalcoholic Beverages	$44,825	$33,002
All Other	2,395	1,979
Consolidated depreciation and amortization	$47,220	$34,981

(in thousands)	April 1, 2018	December 31, 2017
Total assets:
Nonalcoholic Beverages	$2,965,288	$2,958,521
All Other	133,044	119,894
Eliminations(2)	(7,889)	(5,455)
Consolidated total assets	$3,090,443	$3,072,960

(1)

In order to correct an error in the prior year segment presentation, the Company revised net sales for the first quarter of 2017 to reflect $15.6 million of sales in the Nonalcoholic Beverages segment which were previously attributed to All Other. Total net sales remain unchanged in prior periods and these revisions were not considered material to the prior period presented.

(2)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction. Asset eliminations relate to eliminations of intercompany receivables and payables between the Nonalcoholic Beverages segment and All Other.

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

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The consolidated condensed financial statements presented are:

•	The financial position as of April 1, 2018 and December 31, 2017.
•	The results of operations and comprehensive income for the 13 week periods ended April 1, 2018 (“first quarter” of fiscal 2018 (“2018”)) and April 2, 2017 (“first quarter” of fiscal 2017 (“2017”)).
•	The changes in equity and cash flows for the first quarter of 2018 and the first quarter of 2017.

The consolidated condensed financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca‑Cola Bottling Partnership (“Piedmont”), the Company’s only subsidiary with a significant noncontrolling interest. This noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Our Business and the Nonalcoholic Beverage Industry

Coca‑Cola Bottling Co. Consolidated, a Delaware corporation, distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest independent Coca‑Cola bottler in the United States. Approximately 93% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage brands including Dr Pepper, Sundrop and Monster Energy. Our purpose is to honor God, to serve others, to pursue excellence and to grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

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

Our sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Other sales include sales to other Coca‑Cola bottlers, “post-mix” products, transportation revenue and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

Net sales by product category were as follows:

	First Quarter
(in thousands)	2018	2017
Bottle/can sales:
Sparkling beverages (carbonated)	$562,653	$479,760
Still beverages (noncarbonated, including energy products)	324,580	256,058
Total bottle/can sales	887,233	735,818

Other sales:
Sales to other Coca-Cola bottlers	101,734	64,730
Post-mix and other	83,097	65,154
Total other sales	184,831	129,884

Total net sales	$1,072,064	$865,702

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

Executive Summary

Our Company delivered strong volume and sales growth during the first quarter of 2018. Volume increased to 78.0 million physical cases in the first quarter of 2018, from 65.2 million physical cases in the first quarter of 2017, an increase of 19.6%. Most of this growth was driven by acquisition (net of divestitures) results, as well as organic volume growth. In addition, we achieved price and mix realization greater than volume growth, which drove net sales growth for our total business. These results were driven by growth in both the sparkling and still beverage categories, with sparkling bottle/can sales growing 17.3% and still bottle/can sales growing 26.7%. While these volume and net sales results in the first quarter of 2018 were strong, we believe poor weather and product sourcing challenges associated with our evolving integrated business platform exerted significant pressure on our results in the first quarter of 2018, as compared to the first quarter of 2017. This pressure was partially offset by the shift of the Easter holiday.

While volume and top line growth were strong, we experienced margin compression compared to the same period last year. Gross margin declined in the first quarter of 2018, as compared to the first quarter of 2017. The primary drivers of this margin compression were (i) recent commodity and transportation cost pressures, (ii) the acquisition of new territories that generally experience margins lower than our legacy territories, and (iii) the continued volume shift to lower-margin still products to meet changing consumer preferences. We expect these drivers to continue throughout 2018, and we are taking pricing actions in certain markets to help offset the cost pressures. In addition to the operating headwinds in our business, structural changes in our underlying financial results reduced reported gross margins, which included (i) the amortization of our legacy distribution rights that converted from franchise rights in accordance with a comprehensive beverage agreement entered into by the Company, The Coca‑Cola Company and CCR on March 31, 2017 (as amended, the “CBA”), and (ii) the new profit margin structure on sales to other Coca‑Cola bottlers as part of the regional manufacturing agreement entered into by the Company and The Coca‑Cola Company on March 31, 2017, as amended.

Selling, delivery and administrative expenses increased in the first quarter of 2018 as compared to the first quarter of 2017, reflecting the increased volume delivered, incremental effort and costs associated with managing two enterprise resource planning systems and our continued costs to integrate our acquired territory into our overall business. While we were successful in leveraging our selling, delivery and administrative expenses on increased sales volume, we believe there are additional opportunities to secure scale advantages and further leverage our cost structure against our expanded territories. Initiatives are underway to address these scale opportunities, including both operational and back office synergies.

Income (loss) from operations in the first quarter of 2018 was lower than in the first quarter of 2017. We experienced an operating loss of $19.0 million in the first quarter of 2018, as compared to operating income of $15.0 million in the first quarter of 2017.

While we completed our System Transformation Transactions in October 2017, we continue integrating the acquired distribution territories, manufacturing facilities, and related operations and investing resources to improve efficiencies, capabilities and market share. While doing so, we are focused on balancing these investments with our overall financial management strategy and debt reduction goals. We have revised our capital spending plans for the balance of 2018 in order to optimize our focus on strategic capital priorities and operational initiatives. We now estimate spending between $160 million and $180 million on capital expenditures in 2018, as compared to our previous estimated range of $200 million to $230 million.

We also continue to devote significant time and resources to the System Transformation work, particularly converting all our legacy information technology systems to the new CONA system which, when completed, will enable us to operate on one integrated information technology system going forward. We expect this conversion to be completed later this year. During the first quarter of 2018, we incurred non-recurring expenses relating to our System Transformation of approximately $12.5 million, the majority of which were information technology-related costs. We anticipate incurring an additional $30 million to $35 million of related expenses in the remainder of 2018.

System Transformation Transactions

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company completed a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets. A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company is included in the Company’s Annual Report on Form 10-K for 2017.

The financial results of the System Transformation Transactions have been included in the Company’s consolidated condensed financial statements from their respective acquisition or exchange dates. Net sales and income (loss) from operations for certain territories and regional manufacturing facilities acquired and divested by the Company during 2017 are impracticable to separately calculate, as the operations were absorbed into territories and facilities owned by the Company prior to the System Transformation, and therefore have been omitted from the results below. Omission of net sales and income (loss) from operations for such territories and facilities is not considered material to the results presented below. The remaining System Transformation Transactions that closed during 2017 (the “2017 System Transformation Transactions”) contributed the following amounts to the Company’s consolidated condensed statements of operations:

	First Quarter
(in thousands)	2018	2017
Impact to net sales - total 2017 System Transformation Transactions acquisitions	$274,458	$26,246
Impact to net sales - October 2017 Divestitures(1)	-	70,859
Total impact to net sales	$274,458	$97,105

Impact to income (loss) from operations - total 2017 System Transformation Transactions acquisitions	$(935)	$96
Impact to income (loss) from operations - October 2017 Divestitures(1)	-	6,009
Total impact to income (loss) from operations	$(935)	$6,105

(1)	See Note 3 to the consolidated condensed financial statements for additional information on the October 2017 Divestitures.

Areas of Emphasis

Key priorities for the Company include integration of the territories and regional manufacturing facilities acquired during the System Transformation, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.

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

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $147.0 million in the first quarter of 2018 and $116.2 million in the first quarter of 2017. Management of these costs will continue to be a key area of emphasis for the Company.

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

Results of Operations

First Quarter Results

Our results of operations for the first quarter of 2018 and the first quarter of 2017 are highlighted in the table below and discussed in the following paragraphs:

	First Quarter
(in thousands)	2018	2017	Change	% Change
Net sales	$1,072,064	$865,702	$206,362	23.8%
Cost of sales	707,116	533,681	173,435	32.5
Gross profit	364,948	332,021	32,927	9.9
Selling, delivery and administrative expenses	383,945	317,071	66,874	21.1
Income (loss) from operations	(18,997)	14,950	(33,947)	(227.1)
Interest expense, net	12,046	9,470	2,576	27.2
Other income (expense), net	4,510	(13,588)	18,098	133.2
Loss before income taxes	(26,533)	(8,108)	(18,425)	(227.2)
Income tax benefit	(12,971)	(3,691)	(9,280)	(251.4)
Net loss	(13,562)	(4,417)	(9,145)	(207.0)
Less: Net income attributable to noncontrolling interest	623	634	(11)	(1.7)
Net loss attributable to Coca-Cola Bottling Co. Consolidated	$(14,185)	$(5,051)	$(9,134)	(180.8%)

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

First Quarter 2018

•	$274.5 million in net sales related to the 2017 System Transformation Transactions;
•	$12.5 million of expenses related to the System Transformation;
•

$5.2 million recorded in other income, net as a result of a favorable fair value adjustment to the Company’s contingent consideration liability related to the territories acquired as part of the System Transformation;

•	$3.0 million pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program; and
•

$2.2 million of net amortization expense associated with the conversion of the Company’s franchise rights to distribution rights for the distribution territories the Company served prior to the System Transformation.

First Quarter 2017

•	$26.2 million in net sales related to the 2017 System Transformation Transactions;
•

$70.9 million in net sales and $6.0 million of income from operations related to the distribution territories and the regional manufacturing facility divested by the Company in 2017 as part of the System Transformation exchange transactions with CCR and United;

•

$12.2 million recorded in other expense as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the territories acquired as part of the System Transformation; and

•	$7.7 million of expenses related to the System Transformation.

Net Sales

Net sales increased $206.4 million, or 23.8%, to $1.07 billion in the first quarter of 2018, as compared to $865.7 million in the first quarter of 2017. The increase in net sales was primarily attributable to the following (in millions):

First Quarter 2018	Attributable to:
$177.4	Net sales increase related to the 2017 System Transformation Transactions
18.4	Increase in bottle/can sales volume to retail customers in territories served by the Company prior to 2017
(7.8)	Decrease in sales volume to other Coca-Cola bottlers in territories served by the Company prior to the System Transformation
6.6	Increase in external transportation revenue
4.2	Increase in sales price per unit to other Coca-Cola bottlers
7.6	Other
$206.4	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 83% of the Company’s total net sales in the first quarter of 2018, as compared to approximately 85% in the first quarter of 2017. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold.

Product category sales volume of physical cases in the first quarter of 2018 and the first quarter of 2017 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	First Quarter		Sales Volume
Product Category	2018	2017	Increase
Sparkling beverages	72.0%	72.5%	18.9%
Still beverages (including energy products)	28.0%	27.5%	21.8%
Total bottle/can sales volume	100.0%	100.0%	19.6%

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first quarter of 2018, approximately 67% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2018	2017
Approximate percentage of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	19%	20%
The Kroger Company	12%	8%
Food Lion, LLC	6%	7%
Total approximate percentage of the Company’s total bottle/can sales volume	37%	35%

Approximate percentage of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	8%	6%
Food Lion, LLC	4%	5%
Total approximate percentage of the Company’s total net sales	26%	25%

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

Cost of sales increased $173.4 million, or 32.5%, to $707.1 million in the first quarter of 2018, as compared to $533.7 million in the first quarter of 2017. The increase in cost of sales was primarily attributable to the following (in millions):

First Quarter 2018	Attributable to:
$130.5	Cost of sales increase related to the 2017 System Transformation Transactions
32.7	Increase in purchases of finished goods and an increase in raw materials costs and manufacturing costs
10.8	Increase in bottle/can sales volume to retail customers in territories served by the Company prior to 2017
(7.3)	Decrease in sales volume to other Coca-Cola bottlers in territories served by the Company prior to 2017
5.1	Increase in external transportation cost of sales
3.5	Increase in cost due to the Company's commodity hedging program
(1.9)	Other
$173.4	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $30.4 million in the first quarter of 2018, as compared to $24.4 million in the first quarter of 2017.

The Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses, as described below.

S,D&A Expenses

S,D&A expenses include the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expenses related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangibles and administrative support labor and operating costs.

S,D&A expenses increased by $66.8 million, or 21.1%, to $383.9 million in the first quarter of 2018, as compared to $317.1 million in the first quarter of 2017. S,D&A expenses as a percentage of net sales decreased to 35.8% in the first quarter of 2018 from 36.6% in the first quarter of 2017. The increase in S,D&A expenses was primarily attributable to the following (in millions):

First Quarter 2018	Attributable to:
$34.7	Increase in employee salaries including bonuses and incentives due to additional personnel added in the System Transformation and normal salary increases
5.1	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for vending equipment, fleet, furniture and fixtures acquired in the System Transformation
5.0

Increase in employee benefit costs primarily due to additional group insurance expense, 401(k) employer matching contributions and bargaining pension plan expense for employees added in the System Transformation

4.5	Increase in expenses related to the System Transformation, primarily information technologies system conversions
3.1	Increase in employer payroll taxes primarily due to additional personnel added from the System Transformation
10.3	Other individually immaterial expense increases primarily related to the System Transformation
4.1	Other individually immaterial increases
$66.8	Total increase in S,D&A expenses

During the first quarter of 2018, the Company incurred $12.5 million of expenses related to the System Transformation, the majority of which were information technologies related costs. The Company anticipates System Transformation expenses for the remainder of 2018 will be in the range of $30 million to $35 million.

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $147.0 million in the first quarter of 2018 and $116.2 million in the first quarter of 2017.

As a result of the Company adopting Accounting Standards Update 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” issued by the Financial Accounting Standards Board in March 2017, the Company reclassified $1.4 million for the non-service cost component of net periodic benefit cost from S,D&A expenses to other income (expense), net. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

Interest Expense, Net

Interest expense, net, increased $2.5 million to $12.0 million in the first quarter of 2018, as compared to $9.5 million in the first quarter of 2017. The increase was primarily a result of additional borrowings to finance the 2017 System Transformation Transactions and additional borrowings during the first quarter of 2018 to support working capital and capital expenditure needs.

Other Income (Expense), Net

Other income (expense), net included noncash income of $5.2 million in the first quarter of 2018 and a noncash charge of $12.2 million in the first quarter of 2017, each as a result of fair value adjustments of the Company’s contingent consideration liability related to the distribution territories acquired as part of the System Transformation.

Each reporting period, the Company adjusts its contingent consideration liability related to the territories acquired as part of the System Transformation, excluding territories acquired pursuant to an exchange transaction, to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the CBA, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates; projected future operating results; and post-closing settlement of cash purchase prices for the territories acquired as part of the System Transformation. These future expected sub-bottling payments extend through the life of the related distribution asset acquired in the System Transformation, which is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

The fair value adjustments to the acquisition related contingent consideration liability during the first quarter of 2018 were primarily driven by a change in the risk-free interest rate. The fair value adjustments to the acquisition related contingent consideration liability during the first quarter of 2017 were primarily a result of the final settlement of territory values for the Paducah and Pikeville, Kentucky distribution territory acquisition and the Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina distribution territory acquisition, which closed in May 2015 and October 2015, respectively.

In addition, other income (expense), net includes the non-service cost component of net periodic benefit cost, which was $0.7 million during the first quarter of 2018 and $1.4 million during the first quarter of 2017.

Income Tax Benefit

The Company’s effective income tax rate, calculated by dividing income tax benefit by loss before income taxes, was 48.9% for the first quarter of 2018 and 45.5% for the first quarter of 2017. The increase in the effective tax rate was primarily driven by an increase in non-deductible expenses and the repeal of the manufacturing deduction as part of the Tax Cuts and Jobs Act (the “Tax Act”). The Company’s effective tax rate, calculated by dividing income tax benefit by loss before income taxes minus net income attributable to noncontrolling interest, was 47.8% for the first quarter of 2018 and 42.2% for the first quarter of 2017.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $0.6 million in both the first quarter of 2018 and the first quarter of 2017, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.7 million in the first quarter of 2018 and $0.4 million in the first quarter of 2017. The increase was primarily a result of actuarial gains on the Company’s pension and postretirement benefit plans.

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

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2018	2017
Net sales:
Nonalcoholic Beverages(1)	$1,047,729	$847,945
All Other(1)	86,599	61,242
Eliminations(2)	(62,264)	(43,485)
Consolidated net sales	$1,072,064	$865,702

Income (loss) from operations:
Nonalcoholic Beverages	$(22,745)	$12,876
All Other	3,748	2,074
Consolidated income (loss) from operations	$(18,997)	$14,950

(1)

In order to correct an error in the prior year segment presentation, the Company revised net sales for the first quarter of 2017 to reflect $15.6 million of sales in the Nonalcoholic Beverages segment which were previously attributed to All Other. Total net sales remain unchanged in prior periods and these revisions were not considered material to the prior period presented.

(2)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction. Asset eliminations relate to eliminations of intercompany receivables and payables between the Nonalcoholic Beverages segment and All Other.

Organic / Adjusted Results

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Further, with the transformation of the Company’s business through System Transformation Transactions with The Coca‑Cola Company and the conversion of its information technology systems, the Company believes these non-GAAP financial measures allow users to better appreciate the impact of these transactions on the Company’s performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

The following tables reconcile reported GAAP results to organic / adjusted results (non-GAAP) for the first quarter of 2018 and the first quarter of 2017:

	First Quarter
(in thousands)	2018	2017
Total bottle/can sales	$887,233	$735,818
Total other sales	184,831	129,884
Total net sales	$1,072,064	$865,702		First Quarter
			(in millions)	2018	2017
Total bottle/can sales	$887,233	$735,818	Physical case volume	78.0	65.2
Less: Acquisition/divestiture related sales	260,843	123,935	Less: Acquisition/divestiture related physical case volume	22.5	10.9
Organic net bottle/can sales (non-GAAP)(1)	$626,390	$611,883	Organic physical case volume(1)	55.5	54.3
Increase in organic net sales	2.4%		Increase in organic physical case volume	2.2%

	First Quarter 2018
(in thousands, except per share data)	Net sales	Gross profit	Loss from operations	Loss before income taxes	Net loss	Basic net loss per share
Reported results (GAAP)	$1,072,064	$364,948	$(18,997)	$(26,533)	$(14,185)	$(1.52)
System Transformation Transactions expenses(2)	-	199	12,450	12,450	9,362	1.00
Fair value adjustment of acquisition related contingent consideration(3)	-	-	-	(5,186)	(3,900)	(0.42)
Amortization of converted distribution rights, net(4)	-	2,231	2,231	2,231	1,678	0.18
Fair value adjustments for commodity hedges(5)	-	2,765	2,967	2,967	2,231	0.24
Other tax adjustment(6)	-	-	-	-	(2,856)	(0.30)
Total reconciling items	-	5,195	17,648	12,462	6,515	0.70
Adjusted results (non-GAAP)	$1,072,064	$370,143	$(1,349)	$(14,071)	$(7,670)	$(0.82)

	First Quarter 2017
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$865,702	$332,021	$14,950	$(8,108)	$(5,051)	$(0.54)
System Transformation Transactions expenses(2)	-	88	7,652	7,652	4,714	0.51
Fair value adjustment of acquisition related contingent consideration(3)	-	-	-	12,246	7,544	0.81
Fair value adjustments for commodity hedges(5)	-	(698)	(327)	(327)	(201)	(0.02)
Other tax adjustment(6)	-	-	-	-	(747)	(0.09)
Total reconciling items	-	(610)	7,325	19,571	11,310	1.21
Adjusted results (non-GAAP)	$865,702	$331,411	$22,275	$11,463	$6,259	$0.67

Following is an explanation of non-GAAP adjustments:

(1)	Organic net sales and organic physical case volume include results from the Company’s distribution territories not impacted by acquisition or divestiture related activity during 2017.

(2)	Adjustment reflects expenses related to the System Transformation, which primarily includes information technologies system conversions and professional fees and expenses related to due diligence.

(3)

This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates, projected future results, and final settlements of acquired territory values.

(4)

Concurrent with entering into the CBA on March 31, 2017, the Company converted its franchise rights for the territories the Company served prior to the System Transformation to distribution rights, to be amortized over an estimated useful life of 40 years. Adjustment reflects the net amortization expense associated with the conversion of the Company’s franchise rights.

(5)

The Company enters into derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity risk. The Company accounts for commodity hedges on a mark-to-market basis.

(6)	Includes adjustments related to the Tax Act and other items impacting the Company’s effective tax rate.

Financial Condition

Total assets increased $17.5 million to $3.09 billion on April 1, 2018, as compared to $3.07 billion on December 31, 2017. Net working capital, defined as current assets less current liabilities, was $253.9 million on April 1, 2018, which was an increase of $98.8 million from December 31, 2017.

Significant changes in net working capital on April 1, 2018 from December 31, 2017 were as follows:

•	An increase in accounts receivable, trade of $23.2 million primarily as a result of the timing of cash receipts.
•	A decrease in accounts receivable, other of $16.1 million primarily as a result of the timing of payments received for marketing funding and rebates.
•	An increase in inventories of $23.5 million primarily as a result of a higher inventory valuation stemming from increased commodity and freight costs.
•	An increase in accounts payable to The Coca‑Cola Company of $10.7 million primarily as a result of the timing of payments.
•	A decrease in other accrued liabilities of $35.9 million primarily as a result of the timing of payments.
•	A decrease in accrued compensation of $38.8 million primarily as a result of bonuses and incentives paid to personnel during the first quarter of 2018.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt, other than capital leases, from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these consolidated condensed financial statements. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

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

The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The Company had outstanding borrowings on the Revolving Credit Facility of $180.0 million on April 1, 2018 and $207.0 million on December 31, 2017.

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

Under the Company’s Term Loan Facility, $15 million will become due in 2018. The Company intends to repay this amount through use of its Revolving Credit Facility, which is classified as long-term debt. As such, the $15 million was classified as non-current as of April 1, 2018 and December 31, 2017.

In February 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (the “Prudential Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023, unless earlier redeemed by the Company. The Company used the proceeds toward repayment of outstanding indebtedness under the Revolving Credit Facility and for other general corporate purposes. The Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the Prudential Shelf Facility in an aggregate principal amount of up to $175 million.

On March 21, 2018, the Company sold $150 million aggregate principal amount of senior unsecured notes due 2030 to NYL Investors LLC (“NYL”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated March 6, 2018 between the Company, NYL and the other parties thereto (the “NYL Shelf Facility”). These notes bear interest at 3.96%, payable quarterly in arrears on March 21, June 21, September 21 and December 21 of each year, and will mature on March 21, 2030, unless earlier redeemed by the Company. The Company used the proceeds for general corporate purposes.

The Revolving Credit Facility, the Term Loan Facility, the Prudential Shelf Facility and the NYL Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of April 1, 2018. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. Subsequent to the end of the first quarter of 2018, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to negative from stable. Moody’s rating outlook for the Company is currently stable. As of April 1, 2018, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Total net debt and capital lease obligations as of April 1, 2018 and December 31, 2017 were as follows:

(in thousands)	April 1, 2018	December 31, 2017
Debt	$1,211,109	$1,088,018
Capital lease obligations	41,416	43,469
Total debt and capital lease obligations	1,252,525	1,131,487
Less: Cash and cash equivalents	8,479	16,902
Total net debt and capital lease obligations (1)	$1,244,046	$1,114,585

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

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of April 1, 2018, interest expense for the next twelve months would increase by approximately $4.8 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability incurred as a result of the System Transformation Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. The following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2018	2017
Beginning balance - Level 3 liability	$381,291	$253,437
Increase due to System Transformation Transactions acquisitions	-	42,316
Measurement period adjustment(1)	(1,059)	-
Payment of acquisition related contingent consideration	(5,882)	-
Reclassification to current payables	(360)	(4,047)
(Favorable)/unfavorable fair value adjustment	(5,186)	12,246
Ending balance - Level 3 liability	$368,804	$303,952

(1) Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the distribution asset purchase agreement and the manufacturing asset purchase agreement both entered into by the Company and CCR on April 13, 2017.

Cash Sources and Uses

The primary sources of cash for the Company in the first quarter of 2018 were debt financings. The primary uses of cash in the first quarter of 2018 were repayments of debt, operating activities and additions to property, plant and equipment. The primary sources of cash for the Company in the first quarter of 2017 were debt financings, the Territory Conversion Fee (as defined below) received from The Coca‑Cola Company and operating activities. The primary uses of cash in the first quarter of 2017 were repayments of debt, acquisitions of territories and regional manufacturing facilities as part of the System Transformation and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2018	2017
Cash Sources:
Borrowings under Revolving Credit Facility	$170,000	$120,000
Proceeds from issuance of Senior Notes	150,000	125,000
Territory Conversion Fee(1)	-	87,066
Adjusted cash provided by operating activities(2)	-	29,465
Proceeds from the sale of property, plant and equipment	2,894	211
Other	13	13
Total cash sources	$322,907	$361,755

Cash Uses:
Payments on Revolving Credit Facility	$197,000	$150,000
System Transformation acquisitions, net of cash acquired	-	139,958
Adjusted cash used in operating activities(2)	78,515	-
Additions to property, plant and equipment (exclusive of acquisitions)	42,048	41,580
Glacéau distribution agreement consideration	-	15,598
Income tax payments	2,244	-
Payment of acquisition related contingent consideration	5,882	-
Cash dividends paid	2,333	2,328
Principal payments on capital lease obligations	2,053	1,828
Investment in CONA Services LLC	1,070	134
Other	185	239
Total cash uses	$331,330	$351,665
Net increase (decrease) in cash	$(8,423)	$10,090

(1)

This one-time fee (the “Territory Conversion Fee”) was paid to the Company upon the conversion of the Company’s then-existing bottling agreements to the CBA in March 2017 pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015, as amended. The Territory Conversion Fee was equivalent to 0.5 times the EBITDA the Company and its subsidiaries generated during the twelve-month period ended January 1, 2017 from sales in the territories it served prior to the System Transformation of certain beverages owned by or licensed to The Coca‑Cola Company or Monster Energy Company on which the Company and its subsidiaries pay a facilitation fee to The Coca‑Cola Company.

(2)

Adjusted cash provided by operating activities excludes amounts received with regard to the Territory Conversion Fee and adjusted cash used in operating activities excludes income tax payments. These line items are non-GAAP measures and provide investors with additional information which management believes is helpful in the evaluation of the Company’s cash sources and uses. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Cash Flows From Operating Activities

During the first quarter of 2018, cash used in operating activities was $80.7 million, which was a decrease of $197.2 million as compared to cash provided by operating activities of $116.5 million in the first quarter of 2017. The decrease was primarily a result of the non-reoccurrence of the Territory Conversion Fee, which was received during the first quarter of 2017, and changes in net working capital, as discussed above.

Cash Flows From Investing Activities

During the first quarter of 2018, cash used in investing activities was $40.2 million, which was a decrease of $156.9 million as compared to the first quarter of 2017. The decrease was driven primarily by the Company’s completion of its System Transformation Transactions in October 2017.

Additions to property, plant and equipment were $42.0 million during the first quarter of 2018, of which $16.1 million were accrued in accounts payable, trade. The Company anticipates additions to property, plant and equipment for the remainder of 2018 will be in the range of $120 million to $135 million.

Additions to property, plant and equipment during the first quarter of 2017 were $41.6 million, of which $9.4 million were accrued in accounts payable, trade. These additions exclude $108.4 million in property, plant and equipment acquired in System Transformation Transactions.

Cash Flows From Financing Activities

During the first quarter of 2018, cash provided by financing activities was $112.5 million, which was an increase of $21.9 million as compared to the first quarter of 2017. The increase was primarily driven by additional borrowings during the first quarter of 2018 to support working capital and capital expenditure needs.

During the first quarter of 2018, the Company had cash payments of $5.9 million for acquisition related contingent consideration. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories acquired in the System Transformation, excluding territories the Company acquired in exchange transactions, will be in the range of $23 million to $47 million.

Significant Accounting Policies

See Note 1 and Note 2 to the consolidated condensed financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative comprised of Coca‑Cola bottlers, and has guaranteed $23.9 million of SAC’s debt as of April 1, 2018. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. As of April 1, 2018, the Company’s maximum exposure under the guarantee, if SAC borrowed up to its aggregate borrowing capacity, would have been $31.3 million, including the Company’s equity interests. See Note 15 to the consolidated condensed financial statements for additional information.

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

	First Quarter
(in thousands)	2018	2017
Cost of sales - increase/(decrease)	$2,662	$(995)
S,D&A expenses - increase/(decrease)	8	321
Net impact	$2,670	$(674)

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

•	the Company’s belief that all of the banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•	the Company’s intention to repay the $15 million that will become due under the Term Loan Facility in 2018 through use of its Revolving Credit Facility;

•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $54.6 million, assuming no change in volume;

•

the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but that such changes will not have a significant impact on the consolidated condensed financial statements;

•

the Company’s belief that the ultimate impact of the Tax Act could differ from the Company’s estimates, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service, changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimates, analysis, interpretations and assumptions the Company has made;

•	the Company’s belief that innovation of both new brands and packages will continue to be important to the Company’s overall revenue;
•

the Company’s estimates of certain inputs used in its calculations, including estimated rates of return, estimates of bad debts and amounts that will ultimately be collected, and estimates of inputs used in the calculation and adjustment of the fair value of its acquisition related contingent consideration liability related to the territories acquired as part of the System Transformation, such as the amounts that will be paid by the Company in the future under the CBA and the Company’s WACC;

•	the Company’s expectation that certain territories of CCR will be sold to bottlers that are neither members of CONA nor users of the CONA System;
•

the Company’s belief that the range of undiscounted amounts it could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be between $23 million to $47 million;

•

the Company’s belief that the covenants in the Revolving Credit Facility, the Term Loan Facility, the Prudential Shelf Facility and the NYL Shelf Facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that contributions to the two Company-sponsored pension plans are expected to be in the range of $10 million to $20 million in 2018;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•	the Company’s belief that System Transformation expenses for the remainder of 2018 will be in the range of $30 million to $35 million;
•	the Company’s belief that additions to property, plant and equipment for the remainder of 2018 are expected to be in the range of $120 million to $135 million;
•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•

the Company’s belief that key priorities include territory and manufacturing integration, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of April 1, 2018, interest expense for the next twelve months would increase by approximately $4.8 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2017, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Significant Accounting Policies” in our consolidated condensed financial statements, or in other filings or statements made by the Company. All of the forward-looking statements in this report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of April 1, 2018, interest expense for the next twelve months would increase by approximately $4.8 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $54.6 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or S,D&A expenses.

Effects of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 2.1% in 2017 and 2016. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs, both of goods sold and S,D&A expenses. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover these increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 4.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2018.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10‑K for 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities

The following table provides information about repurchase of the Company’s Common Stock during the first quarter of 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 28, 2018	-	-	-	-
January 29, 2018 through February 25, 2018	-	-	-	-
February 26, 2018 through April 1, 2018	16,504	$188.78	-	-
Total	16,504	$188.78	-	-

(1)

Represents shares of Common Stock withheld for income tax purposes in connection with the vesting of 36,800 shares of restricted Class B Common Stock issued to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during fiscal 2017 pursuant to the Performance Unit Award Agreement. See Note 18 to the consolidated condensed financial statements for additional information on the Performance Unit Award Agreement.

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

10.1	Note Purchase and Private Shelf Agreement, dated March 6, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0-9286).
10.2*	Separation Agreement and Release, dated as of February 14, 2018, by and between the Company and Clifford M. Deal, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 20, 2018 (File No. 0-9286).
12	Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101

Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca‑Cola Bottling Co. Consolidated for the quarter ended April 1, 2018, filed on May 9, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations; (ii) the Consolidated Condensed Statements of Comprehensive Income; (iii) the Consolidated Condensed Balance Sheets; (iv) the Consolidated Condensed Statements of Changes in Equity; (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to the Consolidated Condensed Financial Statements.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA‑COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 9, 2018	By:	/s/ David M. Katz
David M. Katz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: May 9, 2018	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer of the Registrant)