Form 10-Q
period 2018-07-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2018-08-08
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2018
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,213,018

COCA‑COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2018	2017	2018	2017
Net sales	$1,227,272	$1,169,291	$2,299,336	$2,034,993
Cost of sales	815,295	754,113	1,522,411	1,287,794
Gross profit	411,977	415,178	776,925	747,199
Selling, delivery and administrative expenses	392,298	366,523	776,243	683,594
Income from operations	19,679	48,655	682	63,605
Interest expense, net	12,744	10,440	24,790	19,910
Other expense, net	9,818	26,891	5,308	40,479
Income (loss) before income taxes	(2,883)	11,324	(29,416)	3,216
Income tax expense (benefit)	(135)	3,743	(13,106)	52
Net income (loss)	(2,748)	7,581	(16,310)	3,164
Less: Net income attributable to noncontrolling interest	1,185	1,233	1,808	1,867
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(3,933)	$6,348	$(18,118)	$1,297

Basic net income (loss) per share based on net income (loss) attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(0.42)	$0.68	$(1.94)	$0.14
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$(0.42)	$0.68	$(1.94)	$0.14
Weighted average number of Class B Common Stock shares outstanding	2,213	2,193	2,206	2,185

Diluted net income (loss) per share based on net income (loss) attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$(0.42)	$0.68	$(1.94)	$0.14
Weighted average number of Common Stock shares outstanding – assuming dilution	9,354	9,374	9,347	9,366

Class B Common Stock	$(0.42)	$0.67	$(1.94)	$0.13
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,213	2,233	2,206	2,225

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.50	$0.50
Class B Common Stock	$0.25	$0.25	$0.50	$0.50

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Net income (loss)	$(2,748)	$7,581	$(16,310)	$3,164

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	703	495	1,406	991
Prior service benefits	5	5	9	9
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	375	398	752	796
Prior service costs	(348)	(458)	(696)	(916)
Foreign currency translation adjustment	(9)	14	(6)	16
Other comprehensive income, net of tax	726	454	1,465	896

Comprehensive income (loss)	(2,022)	8,035	(14,845)	4,060
Less: Comprehensive income attributable to noncontrolling interest	1,185	1,233	1,808	1,867
Comprehensive income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(3,207)	$6,802	$(16,653)	$2,193

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	July 1, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$19,724	$16,902
Accounts receivable, trade	456,748	396,022
Allowance for doubtful accounts	(7,740)	(7,606)
Accounts receivable from The Coca-Cola Company	64,144	65,996
Accounts receivable, other	29,037	38,960
Inventories	222,073	183,618
Prepaid expenses and other current assets	88,900	100,646
Total current assets	872,886	794,538
Property, plant and equipment, net	1,012,423	1,031,388
Leased property under capital leases, net	26,692	29,837
Other assets	116,091	116,209
Goodwill	170,899	169,316
Distribution agreements, net	906,596	913,352
Customer lists and other identifiable intangible assets, net	17,401	18,320
Total assets	$3,122,988	$3,072,960

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under capital leases	$8,263	$8,221
Accounts payable, trade	191,665	197,049
Accounts payable to The Coca-Cola Company	234,698	171,042
Other accrued liabilities	201,005	185,530
Accrued compensation	52,221	72,484
Accrued interest payable	5,071	5,126
Total current liabilities	692,923	639,452
Deferred income taxes	96,791	112,364
Pension and postretirement benefit obligations	118,658	118,392
Other liabilities	609,069	620,579
Obligations under capital leases	31,012	35,248
Long-term debt	1,131,313	1,088,018
Total liabilities	2,679,766	2,614,053
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,841,132 and 2,820,836 shares issued, respectively	2,839	2,819
Capital in excess of par value	124,228	120,417
Retained earnings	365,929	388,718
Accumulated other comprehensive loss	(92,737)	(94,202)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	349,209	366,702
Noncontrolling interest	94,013	92,205
Total equity	443,222	458,907
Total liabilities and equity	$3,122,988	$3,072,960

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Non- controlling Interest	Total Equity
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income (loss)	-	-	-	(18,118)	-	-	-	(18,118)	1,808	(16,310)
Other comprehensive income, net of tax	-	-	-	-	1,465	-	-	1,465	-	1,465
Cash dividends paid:
Common Stock ($0.50 per share)	-	-	-	(3,570)	-	-	-	(3,570)	-	(3,570)
Class B Common Stock ($0.50 per share)	-	-	-	(1,101)	-	-	-	(1,101)	-	(1,101)
Issuance of 20,296 shares of Class B Common Stock	-	20	3,811	-	-	-	-	3,831	-	3,831
Balance on July 1, 2018	$10,204	$2,839	$124,228	$365,929	$(92,737)	$(60,845)	$(409)	$349,209	$94,013	$443,222

Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income (loss)	-	-	-	1,297	-	-	-	1,297	1,867	3,164
Other comprehensive income, net of tax	-	-	-	-	896	-	-	896	-	896
Cash dividends paid:								-
Common Stock ($0.50 per share)	-	-	-	(3,571)	-	-	-	(3,571)	-	(3,571)
Class B Common Stock ($0.50 per share)	-	-	-	(1,091)	-	-	-	(1,091)	-	(1,091)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on July 2, 2017	$10,204	$2,819	$120,417	$298,146	$(92,001)	$(60,845)	$(409)	$278,331	$87,760	$366,091

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(16,310)	$3,164
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	82,658	70,330
Amortization of intangible assets and deferred proceeds, net	11,249	6,717
Deferred income taxes	(16,286)	(24,918)
Loss on sale of property, plant and equipment	4,295	1,975
Fair value adjustment of acquisition related contingent consideration	3,957	28,365
Stock compensation expense	1,728	4,577
Amortization of debt costs	730	537
Proceeds from Territory Conversion Fee	-	87,066
Change in current assets less current liabilities (exclusive of acquisitions)	(16,127)	10,470
Change in other noncurrent assets (exclusive of acquisitions)	3,830	(9,984)
Change in other noncurrent liabilities (exclusive of acquisitions)	(2,493)	628
Other	11	44
Total adjustments	73,552	175,807
Net cash provided by operating activities	57,242	178,971

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisitions)	(85,279)	(79,607)
Investment in CONA Services LLC	(2,020)	(1,001)
Acquisition of distribution territories and regional manufacturing facilities, net of cash acquired and settlements	4,706	(227,759)
Proceeds from cold drink equipment	3,789	8,400
Proceeds from the sale of property, plant and equipment	3,047	384
Glacéau distribution agreement consideration	-	(15,598)
Net cash used in investing activities	(75,757)	(315,181)

Cash Flows from Financing Activities:
Borrowings under Revolving Credit Facility	190,000	238,000
Proceeds from issuance of Senior Notes	150,000	125,000
Payments on Revolving Credit Facility	(297,000)	(190,000)
Payment of acquisition related contingent consideration	(11,263)	(6,556)
Cash dividends paid	(4,671)	(4,662)
Principal payments on capital lease obligations	(4,194)	(3,695)
Debt issuance fees	(1,535)	(213)
Net cash provided by financing activities	21,337	157,874

Net increase in cash	2,822	21,664
Cash at beginning of period	16,902	21,850
Cash at end of period	$19,724	$43,514

Significant noncash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$3,831	$3,669
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	4,178	10,425

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The consolidated condensed financial statements include the accounts of Coca‑Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of July 1, 2018 and December 31, 2017.
•

The results of operations and comprehensive income for the 13 week periods ended July 1, 2018 (“second quarter” of fiscal 2018 (“2018”)) and July 2, 2017 (“second quarter” of fiscal 2017 (“2017”)), and the 26 week periods ended July 1, 2018 (“first half” of 2018) and July 2, 2017 (“first half” of 2017).

•	The changes in equity and cash flows for the first half of 2018 and the first half of 2017.

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

Aside from the accounting standards discussed in “Recently Adopted Pronouncements” below, the Company did not make changes in significant accounting policies during the second quarter of 2018. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

With the adoption of this guidance in the first quarter of 2018, the Company recorded the non-service cost component of net periodic benefit cost, which totaled $0.7 million in the second quarter of 2018 and $1.4 million in the first half of 2018, to other expense, net in the consolidated condensed financial statements. The Company reclassified $1.3 million from the second quarter of 2017 and $2.7 million from the first half of 2017 of non-service cost components of net periodic benefit cost and other benefit plan charges from selling, delivery and administrative (“S,D&A”) expenses to other expense, net in the consolidated condensed financial statements. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

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

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first half of 2018, approximately 67% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption. All the Company’s beverage sales were to customers in the United States. The Company typically collects payment from customers within 30 days from the date of sale.

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

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Bottle/can sales:
Sparkling beverages (carbonated)	$619,184	$607,623	$1,181,837	$1,087,383
Still beverages (noncarbonated, including energy products)	404,902	368,955	729,482	625,013
Total bottle/can sales	1,024,086	976,578	1,911,319	1,712,396

Other sales:
Sales to other Coca-Cola bottlers	106,946	104,968	208,680	169,698
Post-mix and other	96,240	87,745	179,337	152,899
Total other sales	203,186	192,713	388,017	322,597

Total net sales	$1,227,272	$1,169,291	$2,299,336	$2,034,993

Bottle/can sales represented approximately 83% and 84% in the first half of 2018 and the first half of 2017, respectively. The sparkling beverage category represented approximately 62% and 64% of total bottle/can sales during in the first half of 2018 and the first half of 2017, respectively.

Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in both the first half of 2018 and the first half of 2017. Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Point in time net sales:
Nonalcoholic - point in time	$1,190,352	$1,141,481	$2,229,467	$1,982,140
Total point in time net sales	$1,190,352	$1,141,481	$2,229,467	$1,982,140

Over time net sales:
Nonalcoholic - over time	$9,199	$8,310	$17,813	$15,596
Other - over time	27,721	19,500	52,056	37,257
Total over time net sales	$36,920	$27,810	$69,869	$52,853

Total net sales	$1,227,272	$1,169,291	$2,299,336	$2,034,993

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns was $2.0 million as of the end of the second quarter of 2018. Returned product is recognized as a reduction of net sales.

3.Acquisitions and Divestitures

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company and Piedmont Coca‑Cola Bottling Partnership, a partnership formed by the Company and The Coca‑Cola Company (“Piedmont”), completed a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets.

A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company is included in the Company’s Annual Report on Form 10‑K for 2017. Following is a summary of the System Transformation Transactions for which cash purchase prices remained subject to final post-closing adjustment or final resolution on July 1, 2018, in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for such transactions:

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

During 2017, the Company paid CCR $15.9 million toward the closing of the CCR Exchange Transaction, representing an estimate of the difference between the value of the CCR Exchange Business acquired by the Company and the value of the Deep South and Somerset Exchange Business acquired by CCR. During the fourth quarter of 2017, the Company recorded certain adjustments to this settlement amount as a result of changes in estimated net working capital and other fair value adjustments, which are included in accounts payable to The Coca‑Cola Company. The final closing price for the CCR Exchange Transaction remains subject to final resolution pursuant to the CCR AEA. The Company anticipates final post-closing adjustments for the CCR Exchange Transaction will be completed during the third quarter of 2018.

Acquisition of Memphis, Tennessee Distribution Territories (the “Memphis Transaction”)

On October 2, 2017, the Company acquired distribution rights and related assets in territories previously served by CCR through CCR’s facilities and equipment located in and around Memphis, Tennessee, including portions of northwestern Mississippi and eastern Arkansas (the “Memphis Territory”), pursuant to an asset purchase agreement entered by the Company and CCR on September 29, 2017 (the “September 2017 APA”). The Company completed this acquisition for a cash purchase price of $42.4 million. During the second quarter of 2018, the cash purchase price for the Memphis Transaction increased by $2.8 million as a result of net working capital and other fair value adjustments, which remains payable to The Coca‑Cola Company. The cash purchase price for the Memphis Transaction remains subject to post-closing adjustment in accordance with the September 2017 APA. The Company anticipates final post-closing adjustments for the Memphis Transaction will be completed during the third quarter of 2018.

Acquisition of Spartanburg and Bluffton, South Carolina Distribution Territories in exchange for the Company’s Florence and Laurel Territories and Piedmont’s Northeastern Georgia Territories (the “United Exchange Transaction”)

On October 2, 2017, the Company and Piedmont completed exchange transactions in which (i) the Company acquired from United distribution rights and related assets in territories previously served by United through United’s facilities and equipment located in and around Spartanburg, South Carolina and a portion of United’s territory located in and around Bluffton, South Carolina (collectively, the “United Distribution Business”) and Piedmont acquired from United similar rights, assets and liabilities, and working capital in the remainder of United’s Bluffton, South Carolina territory, in exchange for which (ii) the Company transferred to United distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in parts of northwestern Alabama, south-central Tennessee and southeastern Mississippi previously served by the Company’s distribution centers located in Florence, Alabama and Laurel, Mississippi (collectively, the “Florence and Laurel Distribution Business”) and Piedmont transferred to United similar rights, assets and liabilities, and working capital of Piedmont’s in territory located in parts of northeastern Georgia (the “Northeastern Georgia Distribution Business”), pursuant to an asset exchange agreement between the Company, certain of its wholly-owned subsidiaries and United dated September 29, 2017 (the “United AEA”) and an asset exchange agreement between Piedmont and United dated September 29, 2017 (the “Piedmont – United AEA”).

At closing, the Company and Piedmont paid United $3.4 million toward the closing of the United Exchange Transaction, representing an estimate of (i) the difference between the value of the United Distribution Business acquired by the Company and the value of the Florence and Laurel Distribution Business acquired by United, plus (ii) the difference between the value of the portion of the Bluffton, South Carolina territory acquired by Piedmont and the value of the Northeastern Georgia Distribution Business acquired by United, which amounts remain subject to final resolution pursuant to the United AEA and the Piedmont – United AEA, respectively. The Company anticipates final resolution for the United Exchange transaction will occur during the third quarter of 2018.

Collectively, the CCR Exchange Transaction, the Memphis Transaction and the United Exchange Transaction are the “October 2017 Transactions,” the CCR Exchange Business, the Memphis Territory and the United Distribution Business are the “October 2017

Acquisitions” and the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business are the “October 2017 Divestitures.”

In addition to the October 2017 Transactions summarized above, the Company completed three additional System Transformation Transactions with CCR in 2017 for which all post-closing adjustments have been completed: (i) the acquisition from CCR of distribution rights and related assets for territories in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana on January 27, 2017 (the “January 2017 Transaction”), (ii) the acquisition from CCR of distribution rights and related assets for territories in Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio and regional manufacturing facilities and related assets located in Indianapolis and Portland, Indiana on March 31, 2017 (the “March 2017 Transactions”), and (iii) the acquisition from CCR of distribution rights and related assets for territories in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio and a regional manufacturing facility and related assets located in Twinsburg, Ohio on April 28, 2017 (the “April 2017 Transactions”).

Post-closing adjustments for the January 2017 Transaction and the March 2017 Transactions were completed during 2017 and post-closing adjustments for the April 2017 Transactions were completed during the second quarter of 2018. During the fourth quarter of 2017, the cash purchase price for the April 2017 Transactions decreased by $4.7 million as a result of net working capital and other fair value adjustments, which was paid to the Company by The Coca‑Cola Company during the second quarter of 2018.

The fair value of acquired assets and assumed liabilities of the System Transformation Transactions that closed during 2017 (the “2017 System Transformation Transactions”), as of the acquisition dates, is summarized as follows:

(in thousands)	January 2017 Transaction	March 2017 Transactions	April 2017 Transactions	October 2017 Acquisitions	Total 2017 System Transformation Transactions Acquisitions
Cash	$107	$211	$103	$191	$612
Inventories	5,953	20,952	14,554	14,850	56,309
Prepaid expenses and other current assets	1,155	5,117	4,068	4,573	14,913
Accounts receivable from The Coca-Cola Company	1,042	1,807	2,552	1,447	6,848
Property, plant and equipment	25,708	81,638	52,263	71,589	231,198
Other assets (including deferred taxes)	1,158	3,227	3,960	1,300	9,645
Goodwill	1,544	2,527	16,941	16,438	37,450
Distribution agreements	22,000	46,750	19,500	129,850	218,100
Customer lists	1,500	1,750	1,000	4,950	9,200
Total acquired assets	$60,167	$163,979	$114,941	$245,188	$584,275

Current liabilities (acquisition related contingent consideration)	$1,350	$2,958	$1,475	$1,576	$7,359
Other current liabilities	324	3,760	2,860	8,311	15,255
Other liabilities (acquisition related contingent consideration)	26,377	49,739	25,616	21,881	123,613
Other liabilities	43	2,953	1,792	102	4,890
Total assumed liabilities	$28,094	$59,410	$31,743	$31,870	$151,117

The fair value of acquired assets and assumed liabilities in the October 2017 Acquisitions as of the acquisition date is summarized as follows:

(in thousands)	CCR Exchange Business	Memphis Territory	United Exchange Business	Total October 2017 Acquisitions
Cash	$91	$100	$-	$191
Inventories	10,667	3,354	829	14,850
Prepaid expenses and other current assets	3,172	1,087	314	4,573
Accounts receivable from The Coca-Cola Company	674	563	210	1,447
Property, plant and equipment	47,484	21,321	2,784	71,589
Other assets (including deferred taxes)	753	547	-	1,300
Goodwill	7,046	6,695	2,697	16,438
Distribution agreements	80,500	35,400	13,950	129,850
Customer lists	3,200	1,200	550	4,950
Total acquired assets	$153,587	$70,267	$21,334	$245,188

Current liabilities (acquisition related contingent consideration)	$-	$1,576	$-	$1,576
Other current liabilities	3,497	4,323	491	8,311
Other liabilities (acquisition related contingent consideration)	-	21,881	-	21,881
Other liabilities	15	87	-	102
Total assumed liabilities	$3,512	$27,867	$491	$31,870

The goodwill for the 2017 System Transformation Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $11.4 million, $7.0 million, $8.8 million and $2.7 million is expected to be deductible for tax purposes for the April 2017 Transactions, the CCR Exchange Business, the Memphis Territory and the United Exchange Business, respectively. No goodwill is expected to be deductible for tax purposes for the January 2017 Transaction or the March 2017 Transactions.

The carrying value of assets and liabilities divested in the October 2017 Divestitures is summarized as follows:

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

System Transformation Transactions Financial Results

The financial results of the System Transformation Transactions have been included in the Company’s consolidated condensed financial statements from their respective acquisition or exchange dates. Net sales and income from operations for certain territories and regional manufacturing facilities acquired and divested by the Company during 2017 are impracticable to separately calculate, as the operations were absorbed into territories and facilities owned by the Company prior to the System Transformation, and therefore have been omitted from the results below. Omission of net sales and income from operations for such territories and facilities is not considered material to the results presented below. The remaining 2017 System Transformation Transactions contributed the following amounts to the Company’s consolidated condensed statements of operations:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Impact to net sales - total 2017 System Transformation Transactions acquisitions	$312,896	$206,894	$587,354	$233,140
Impact to net sales - October 2017 Divestitures	-	81,410	-	152,269
Total impact to net sales	$312,896	$288,304	$587,354	$385,409

Impact to income from operations - total 2017 System Transformation Transactions acquisitions	$3,696	$10,323	$2,761	$10,419
Impact to income from operations - October 2017 Divestitures	-	9,275	-	15,284
Total impact to income from operations	$3,696	$19,598	$2,761	$25,703

The Company incurred transaction related expenses for the System Transformation Transactions of $2.1 million in the first half of 2017, which were included within S,D&A expenses on the consolidated condensed statements of operations.

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

	Second Quarter 2017		First Half 2017
(in thousands)	Net Sales	Income from Operations	Net Sales	Income from Operations
Balance as reported	$1,169,291	$48,655	$2,034,993	$63,605
Pro forma adjustments (unaudited)	24,280	982	229,429	4,207
Balance including pro forma adjustments (unaudited)	$1,193,571	$49,637	$2,264,422	$67,812

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

4.Inventories

Inventories consisted of the following:

(in thousands)	July 1, 2018	December 31, 2017
Finished products	$148,456	$116,354
Manufacturing materials	33,737	33,073
Plastic shells, plastic pallets and other inventories	39,880	34,191
Total inventories	$222,073	$183,618

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	July 1, 2018	December 31, 2017
Repair parts	$29,725	$30,530
Current portion of income taxes	13,006	35,930
Prepaid software	6,829	5,855
Prepayments for sponsorships	4,689	6,358
Commodity hedges at fair market value	1,750	4,420
Other prepaid expenses and other current assets	32,901	17,553
Total prepaid expenses and other current assets	$88,900	$100,646

6.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	July 1, 2018	December 31, 2017	Estimated Useful Lives
Land	$78,478	$78,825
Buildings	213,294	211,308	8-50 years
Machinery and equipment	318,771	315,117	5-20 years
Transportation equipment	368,436	351,479	4-20 years
Furniture and fixtures	93,239	89,559	3-10 years
Cold drink dispensing equipment	495,397	488,208	5-17 years
Leasehold and land improvements	129,264	125,348	5-20 years
Software for internal use	116,283	113,490	3-10 years
Construction in progress	20,372	25,490
Total property, plant and equipment, at cost	1,833,534	1,798,824
Less: Accumulated depreciation and amortization	821,111	767,436
Property, plant and equipment, net	$1,012,423	$1,031,388

Depreciation expense, which includes amortization expense for leased property under capital leases, was $82.7 million in the first half of 2018 and $70.3 million in the first half of 2017.

7.Goodwill

A reconciliation of the activity for goodwill for the first half of 2018 and the first half of 2017 is as follows:

	First Half
(in thousands)	2018	2017
Beginning balance - goodwill	$169,316	$144,586
System Transformation Transactions acquisitions	-	15,076
Measurement period adjustments(1)	1,583	765
Ending balance - goodwill	$170,899	$160,427

(1)  Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction. See Note 3 to the consolidated condensed financial statements for additional information on the System Transformation Transactions.

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter of each fiscal year. During the first half of 2018, the Company did not experience any triggering events or changes in circumstances indicating the carrying amounts of the Company’s goodwill exceeded fair values.

8.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	July 1, 2018	December 31, 2017
Distribution agreements at cost	$944,627	$939,527
Less: Accumulated amortization	(38,031)	(26,175)
Distribution agreements, net	$906,596	$913,352

A reconciliation of the activity for distribution agreements, net for the first half of 2018 and the first half of 2017 is as follows:

	First Half
(in thousands)	2018	2017
Beginning balance - distribution agreements, net	$913,352	$234,988
Conversion to distribution rights from franchise rights(1)	-	533,040
System Transformation Transactions acquisitions	-	36,800
Measurement period adjustment(2)	5,100	-
Other distribution agreements	-	44
Additional accumulated amortization	(11,856)	(6,668)
Ending balance - distribution agreements, net	$906,596	$798,204

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

(2)

Measurement period adjustment relates to post-closing adjustments made in relation to the Memphis Transaction in accordance with the terms and conditions of the September 2017 APA. The adjustment to amortization expense associated with this measurement period adjustment was not material to the consolidated condensed financial statements. See Note 3 to the consolidated condensed financial statements for additional information on the System Transformation Transactions.

9.Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight line basis and have an estimated useful life of 12 to 20 years, consisted of the following:

(in thousands)	July 1, 2018	December 31, 2017
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	(7,887)	(6,968)
Customer lists and other identifiable intangible assets, net	$17,401	$18,320

A reconciliation of the activity for customer lists and other identifiable intangible assets, net for the first half of 2018 and the first half of 2017 is as follows:

	First Half
(in thousands)	2018	2017
Beginning balance - customer lists and other identifiable intangible assets, net	$18,320	$10,427
System Transformation Transactions acquisitions	-	3,800
Additional accumulated amortization	(919)	(621)
Ending balance - customer lists and other identifiable intangible assets, net	$17,401	$13,606

10.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	July 1, 2018	December 31, 2017
Checks and transfers yet to be presented for payment from zero balance cash accounts	$41,395	$37,262
Accrued insurance costs	36,920	35,433
Accrued marketing costs	35,188	33,376
Current portion of acquisition related contingent consideration	25,490	23,339
Employee and retiree benefit plan accruals	25,303	27,024
Accrued taxes (other than income taxes)	8,829	6,391
Current deferred proceeds from Territory Conversion Fee(1)	2,286	2,286
All other accrued expenses	25,594	20,419
Total other accrued liabilities	$201,005	$185,530

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

11.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity	Interest Rate	Interest Paid	Public / Non-public	July 1, 2018	December 31, 2017
Revolving Credit Facility	2023	Variable	Varies	Non-public	$100,000	$207,000
Term Loan Facility(1)	2021	Variable	Varies	Non-public	300,000	300,000
Senior Notes	2023	3.28%	Semi-annually	Non-public	125,000	125,000
Senior Notes	2030	3.96%	Quarterly	Non-public	150,000	-
Senior Notes(1)	2019	7.00%	Semi-annually	Public	110,000	110,000
Senior Notes	2025	3.80%	Semi-annually	Public	350,000	350,000
Unamortized discount on Senior Notes	2019				(207)	(332)
Unamortized discount on Senior Notes	2025				(65)	(70)
Debt issuance costs					(3,415)	(3,580)
Total debt					1,131,313	1,088,018
Less: Current portion of debt					-	-
Long-term debt					$1,131,313	$1,088,018

(1)

Pursuant to the Company’s Term Loan Facility (as defined below) and the indenture under which the 2019 Notes (as defined below) were issued, principal payments will be due in the next twelve months. The Company intends to refinance these amounts and has the capacity to do so under its Revolving Credit Facility (as defined below), which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as non-current.

The Company had capital lease obligations of $39.3 million on July 1, 2018 and $43.5 million on December 31, 2017. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On June 8, 2018, the Company entered into a second amended and restated credit agreement for a five-year unsecured revolving credit facility (as amended, the “Revolving Credit Facility”), which amended and restated its prior credit agreement dated October 16, 2014. The Revolving Credit Facility has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of June 8, 2023.

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (as amended, the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings. Subsequent to the end of the second quarter of 2018, this agreement was amended, as discussed in Note 24.

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

In February 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (as amended, the “Prudential Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023 unless earlier redeemed by the Company. The Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the Prudential Shelf Facility in an aggregate principal amount of up to $175 million. Subsequent to the end of the second quarter of 2018, this agreement was amended, as discussed in Note 24.

On March 21, 2018, the Company sold $150 million aggregate principal amount of senior unsecured notes due 2030 to NYL Investors LLC (“NYL”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated March 6, 2018 between the Company, NYL and the other parties thereto (as amended, the “NYL Shelf Facility”). These notes bear interest at 3.96%, payable quarterly in arrears on March 21, June 21, September 21 and December 21 of each year, and will mature on March 21, 2030, unless earlier redeemed by the Company. Subsequent to the end of the second quarter of 2018, this agreement was amended, as discussed in Note 24.

The Revolving Credit Facility, the Term Loan Facility, the Prudential Shelf Facility and the NYL Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of July 1, 2018. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

		Second Quarter		First Half
(in thousands)	Classification of Gain (Loss)	2018	2017	2018	2017
Commodity hedges	Cost of sales	$249	$(674)	$(2,516)	$24
Commodity hedges	Selling, delivery and administrative expenses	48	(513)	(154)	(884)
Total gain (loss)		$297	$(1,187)	$(2,670)	$(860)

The following table summarizes the fair values and classification in the consolidated condensed balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	July 1, 2018	December 31, 2017
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$1,750	$4,420
Total assets		$1,750	$4,420

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

(in thousands)	July 1, 2018	December 31, 2017
Gross derivative assets	$3,550	$4,481
Gross derivative liabilities	1,800	61

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	July 1, 2018	December 31, 2017
Notional amount of outstanding commodity derivative agreements	$97,337	$59,564
Latest maturity date of outstanding commodity derivative agreements	December 2018	December 2018

13.Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	July 1, 2018
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$34,555	$34,555	$34,555	$-	$-
Commodity hedging agreements	1,750	1,750	-	1,750	-
Liabilities:
Deferred compensation plan liabilities	34,555	34,555	34,555	-	-
Non-public variable rate debt	399,485	400,000	-	400,000	-
Non-public fixed rate debt	274,678	258,800	-	258,800	-
Public debt securities	457,150	457,100	-	457,100	-
Acquisition related contingent consideration	374,537	374,537	-	-	374,537

	December 31, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,166	$33,166	$33,166	$-	$-
Commodity hedging agreements	4,420	4,420	-	4,420	-
Liabilities:
Deferred compensation plan liabilities	33,166	33,166	33,166	-	-
Non-public variable rate debt	506,398	507,000	-	507,000	-
Non-public fixed rate debt	124,829	126,400	-	126,400	-
Public debt securities	456,791	475,100	-	475,100	-
Acquisition related contingent consideration	381,291	381,291	-	-	381,291

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

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Beginning balance - Level 3 liability	$368,804	$303,952	$381,291	$253,437
Increase due to System Transformation Transactions acquisitions	-	3,770	-	46,086
Measurement period adjustments(1)	3,151	-	2,092	-
Payment of acquisition related contingent consideration	(5,381)	(6,556)	(11,263)	(6,556)
Reclassification to current payables	(1,180)	1,817	(1,540)	(2,230)
Unfavorable fair value adjustment	9,143	16,119	3,957	28,365
Ending balance - Level 3 liability	$374,537	$319,102	$374,537	$319,102

(1)

Measurement period adjustments relate to post-closing adjustments made in relation to the April 2017 Transactions and the October 2017 Transactions in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement. See Note 3 to the consolidated condensed financial statements for additional information on the System Transformation Transactions.

The fair value adjustments to the acquisition related contingent consideration liability during the first half of 2018 were primarily driven by cash payments, post-closing adjustments related to System Transformation Transactions and a change in projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees, partially offset by an increase in the discount rate. The fair value adjustments to the acquisition related contingent consideration liability during the first half of 2017 were primarily a result of the final settlement of territory values for the Paducah and Pikeville, Kentucky distribution territory acquisition and the Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina distribution territory acquisition, which closed in May 2015 and October 2015, respectively. These adjustments were recorded in other expense, net on the Company’s consolidated condensed statements of operations.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be in the range of $25 million to $47 million.

14.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	July 1, 2018	December 31, 2017
Non-current portion of acquisition related contingent consideration	$349,047	$357,952
Accruals for executive benefit plans	126,521	125,791
Non-current deferred proceeds from Territory Conversion Fee	86,306	87,449
Non-current deferred proceeds from Legacy Facilities Credit(1)	29,498	29,881
Other	17,697	19,506
Total other liabilities	$609,069	$620,579

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

15.Commitments and Contingencies

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $4.6 million in both the first half of 2018 and the first half of 2017.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 15.0 million cases of finished product from SAC in both the first half of 2018 and the first half of 2017.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. The Company accounts for Southeastern as an equity method investment.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Purchases from SAC	$41,084	$40,507	$79,160	$74,141
Purchases from Southeastern	34,797	27,621	63,966	50,957
Total purchases from manufacturing cooperatives	$75,881	$68,128	$143,126	$125,098

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2021. The amounts guaranteed were $17.8 million as of July 1, 2018 and $23.9 million as of December 31, 2017. The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The following table summarizes the Company’s maximum exposure under this guarantee if SAC had borrowed up to its aggregate borrowing capacity:

(in thousands)	July 1, 2018
Maximum guaranteed debt	$23,938
Equity investments(1)	7,325
Maximum total exposure, including equity investments	$31,263

(1)	Recorded in other assets on the Company’s consolidated condensed balance sheets.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s consolidated condensed financial statements. The Company monitors its investments in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC was identified as of July 1, 2018, and there was no impairment identified in 2017.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million as of both July 1, 2018 and December 31, 2017.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of July 1, 2018, the future payments related to these contractual arrangements, which expire at various dates through 2030, amounted to $123.8 million.

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

16.Income Taxes

The Company’s effective income tax rate, as calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 44.6% for the first half of 2018 and 1.6% for the first half of 2017. The increase in the effective tax rate was primarily driven by an increase in certain non-deductible expenses, the repeal of the manufacturing deduction as part of the Tax Act and lower income (loss) before income taxes.

The Company’s effective income tax rate, as calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 42.0% for the first half of 2018 and 3.9% for the first half of 2017.

Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company has recognized the provisional tax impacts related to the re-measurement of its net deferred tax liability. The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (the “IRS”), changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimates, analysis, interpretations and assumptions the Company has made. No subsequent adjustments to the net deferred tax liability related to the Tax Act were made during the first half of 2018.

The Company had uncertain tax positions, including accrued interest, of $2.8 million on July 1, 2018 and $2.4 million on December 31, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated condensed financial statements.

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

A summary of AOCI(L) for the second quarter of 2018 and the second quarter of 2017 is as follows:

(in thousands)	April 1, 2018	Pre-tax Activity	Tax Effect	July 1, 2018
Net pension activity:
Actuarial loss	$(77,915)	$933	$(230)	$(77,212)
Prior service costs	(39)	6	(1)	(34)
Net postretirement benefits activity:
Actuarial loss	(23,142)	499	(124)	(22,767)
Prior service costs	1,396	(462)	114	1,048
Recognized loss due to October 2017 Divestitures(1)	6,220	-	-	6,220
Foreign currency translation adjustment	17	(12)	3	8
Total	$(93,463)	$964	$(238)	$(92,737)

(1)	Recognized loss due to the divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business during the fourth quarter of 2017.

(in thousands)	April 2, 2017	Pre-tax Activity	Tax Effect	July 2, 2017
Net pension activity:
Actuarial loss	$(71,897)	$807	$(312)	$(71,402)
Prior service costs	(57)	7	(2)	(52)
Net postretirement benefits activity:
Actuarial loss	(23,713)	648	(250)	(23,315)
Prior service costs	3,221	(746)	288	2,763
Foreign currency translation adjustment	(9)	22	(8)	5
Total	$(92,455)	$738	$(284)	$(92,001)

A summary of AOCI(L) for the first half of 2018 and the first half of 2017 is as follows:

(in thousands)	December 31, 2017	Pre-tax Activity	Tax Effect	July 1, 2018
Net pension activity:
Actuarial loss	$(78,618)	$1,866	$(460)	$(77,212)
Prior service costs	(43)	12	(3)	(34)
Net postretirement benefits activity:
Actuarial loss	(23,519)	998	(246)	(22,767)
Prior service costs	1,744	(924)	228	1,048
Recognized loss due to October 2017 Divestitures(1)	6,220	-	-	6,220
Foreign currency translation adjustment	14	(8)	2	8
Total	$(94,202)	$1,944	$(479)	$(92,737)

(1)	Recognized loss due to the divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business during the fourth quarter of 2017.

(in thousands)	January 1, 2017	Pre-tax Activity	Tax Effect	July 2, 2017
Net pension activity:
Actuarial loss	$(72,393)	$1,614	$(623)	$(71,402)
Prior service costs	(61)	14	(5)	(52)
Net postretirement benefits activity:
Actuarial loss	(24,111)	1,296	(500)	(23,315)
Prior service costs	3,679	(1,492)	576	2,763
Foreign currency translation adjustment	(11)	26	(10)	5
Total	$(92,897)	$1,458	$(562)	$(92,001)

A summary of the impact of AOCI(L) on certain statements of operations line items is as follows:

	Second Quarter 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$215	$7	$-	$222
Selling, delivery & administrative expenses	724	30	(12)	742
Subtotal pre-tax	939	37	(12)	964
Income tax expense	231	10	(3)	238
Total after tax effect	$708	$27	$(9)	$726

	Second Quarter 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$171	$(22)	$-	$149
Selling, delivery & administrative expenses	643	(76)	22	589
Subtotal pre-tax	814	(98)	22	738
Income tax expense	314	(38)	8	284
Total after tax effect	$500	$(60)	$14	$454

	First Half 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$431	$13	$-	$444
Selling, delivery & administrative expenses	1,447	61	(8)	1,500
Subtotal pre-tax	1,878	74	(8)	1,944
Income tax expense	463	18	(2)	479
Total after tax effect	$1,415	$56	$(6)	$1,465

	First Half 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$326	$(42)	$-	$284
Selling, delivery & administrative expenses	1,302	(154)	26	1,174
Subtotal pre-tax	1,628	(196)	26	1,458
Income tax expense	628	(76)	10	562
Total after tax effect	$1,000	$(120)	$16	$896

18.Capital Transactions

During the first quarter of each year, the Compensation Committee of the Company’s Board of Directors (the “Committee”) determines whether any shares of the Company’s Class B Common Stock should be issued to J. Frank Harrison, III, in connection with his services for the prior year as Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to a performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). The Performance Unit Award Agreement expires at the end of 2018, with the final potential award to be issued in the first quarter of 2019 in connection with Mr. Harrison’s services during 2018.

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

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized on the closing share price of the last trading day prior to the end of the fiscal period, was as follows:

	First Half
(in thousands, except share price)	2018	2017
Total compensation expense	$1,728	$4,577
Share price for compensation expense	$135.13	$228.87
Share price date for compensation expense	June 29, 2018	June 30, 2017

During the second quarter of 2018, the Committee and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”), which will compensate J. Frank Harrison, III based on the Company’s performance and will succeed the Performance Unit Award Agreement upon its expiration. Awards granted under the Long-Term Performance Equity Plan will be earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Committee. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last twenty trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in S,D&A expenses on the consolidated condensed financial statements, was $1.0 million for the first half of 2018.

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

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Service cost	$1,413	$150	$2,825	$300
Interest cost	2,856	2,979	5,712	5,958
Expected return on plan assets	(3,852)	(3,399)	(7,704)	(6,798)
Recognized net actuarial loss	933	807	1,866	1,614
Amortization of prior service cost	6	7	12	14
Net periodic pension cost	$1,356	$544	$2,711	$1,088

The Company did not make any contributions to the two Company-sponsored pension plans during the first half of 2018 and contributions to the two Company-sponsored pension plans are expected to be in the range of $10 million to $20 million in 2018.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during covered employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Service cost	$503	$572	$1,005	$1,144
Interest cost	696	911	1,392	1,822
Recognized net actuarial loss	499	648	998	1,296
Amortization of prior service cost	(462)	(746)	(924)	(1,492)
Net periodic postretirement benefit cost	$1,236	$1,385	$2,471	$2,770

Multi-Employer Benefits

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. Certain collective bargaining agreements covering the Teamsters Plan expired on July 26, 2018 and the remainder of these agreements will expire in April 2020. The Company expects the expired agreements will be re-negotiated.

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

As of July 1, 2018, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$328,689	$262,490	$571,157	$489,216
Customer marketing programs	41,475	16,446	76,057	74,240
Cold drink equipment parts	8,089	6,466	14,230	12,087
Glacéau distribution agreement consideration	-	-	-	15,598

Payments made by The Coca-Cola Company to the Company for:
Proceeds from Territory Conversion Fee	$-	$-	$-	$87,066
Marketing funding support payments	22,656	23,325	42,693	40,161
Fountain delivery and equipment repair fees	10,353	9,002	19,700	16,852
Presence marketing funding support on the Company’s behalf	4,614	481	5,095	1,137
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	4,256	3,015	8,124	5,108
Cold drink equipment	3,789	8,400	3,789	8,400

Coca‑Cola Refreshments USA, Inc.

The Company previously had a production arrangement with CCR to buy and sell finished products at cost and transported products for CCR to the Company’s and other Coca‑Cola bottlers’ locations. Following the completion of the October 2017 Transactions discussed in Note 3, the Company no longer transacts with CCR other than making quarterly sub-bottling payments, as discussed below. The following table summarizes purchases and sales under these arrangements between the Company and CCR prior to the closing of the October 2017 Transactions:

	2017
(in thousands)	Second Quarter	First Half
Purchases from CCR	$49,937	$90,294
Gross sales to CCR	33,894	61,057

Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. The liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments was $374.5 million on July 1, 2018 and $381.3 million on December 31, 2017. Sub-bottling payments to CCR were $11.3 million during the first half of 2018 and $6.6 million during the first half of 2017.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $9.9 million on July 1, 2018 and $11.2 million on December 31, 2017, which were classified as accounts receivable, other in the consolidated condensed financial statements.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $1.5 million in the first half of 2018 and $1.1 million in the first half of 2017, which were classified as S,D&A expenses in the consolidated condensed financial statements.

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

Under the NPSG Governance Agreement, the NPSG members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As of July 1, 2018, the NPSG Board consisted of The Coca‑Cola Company, the Company and seven other RPBs. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for its ongoing operations.

Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, each RPB is required to make investments in its respective manufacturing assets and implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement. The Company is also obligated to pay a certain portion of the costs of operating the NPSG. The Company incurred NPSG operating costs of $0.6 million in the first half of 2018 and $0.5 million in the first half of 2017, which were classified as S,D&A expense in the consolidated condensed financial statements.

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

The Company made capital contributions to CONA of $2.0 million in the first half of 2018 and $1.0 million in the first half of 2017, which were classified as other assets in the consolidated condensed financial statements. No CONA member may transfer its membership interest (or any portion thereof) except to a purchaser of the member’s bottling business (or any portion thereof) and as permitted under the member’s comprehensive beverage agreement with The Coca‑Cola Company.

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

In exchange for the Company’s rights to use the CONA System and receive the CONA Services under the CONA MSA, it is charged service fees by CONA. Currently, the service fees are based on the number of physical cases of beverages the Company distributed or manufactured during the applicable period in the portion of its territories where the CONA Services have then been implemented.

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

The Company is obligated to pay the service fees under the CONA MSA even if it is not using the CONA System for all or any portion of its distribution and manufacturing operations. The Company incurred CONA services fees of $10.2 million in the first half of 2018 and $5.6 million in the first half of 2017.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett is a minority stockholder. The annual base rent the Company is obligated to pay under this lease agreement is subject to adjustment for increases in the Consumer Price Index and the lease expires on December 31, 2021.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One, which is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett, Vice President and a director of the Company, is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under this lease agreement is subject to an adjustment for an inflation factor and the lease expires on December 31, 2020.

A summary of the principal balance outstanding under these related party capital leases is as follows:

(in thousands)	July 1, 2018	December 31, 2017
Company headquarters	$11,332	$12,771
Snyder Production Center	9,908	11,612

A summary of rental payments related to these capital leases is as follows:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Company headquarters	$1,110	$1,092	$2,236	$2,203
Snyder Production Center	1,049	1,019	2,098	2,037

21.Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2018	2017	2018	2017
Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(3,933)	$6,348	$(18,118)	$1,297
Less dividends:
Common Stock	1,785	1,786	3,570	3,571
Class B Common Stock	553	548	1,101	1,091
Total undistributed earnings (losses)	$(6,271)	$4,014	$(22,789)	$(3,365)

Common Stock undistributed earnings (losses) – basic	$(4,787)	$3,071	$(17,411)	$(2,577)
Class B Common Stock undistributed earnings (losses) – basic	(1,484)	943	(5,378)	(788)
Total undistributed earnings (losses) – basic	$(6,271)	$4,014	$(22,789)	$(3,365)

Common Stock undistributed earnings (losses) – diluted	$(4,787)	$3,058	$(17,411)	$(2,566)
Class B Common Stock undistributed earnings (losses) – diluted	(1,484)	956	(5,378)	(799)
Total undistributed earnings (losses) – diluted	$(6,271)	$4,014	$(22,789)	$(3,365)

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$1,785	$1,786	$3,570	$3,571
Common Stock undistributed earnings (losses) – basic	(4,787)	3,071	(17,411)	(2,577)
Numerator for basic net income (loss) per Common Stock share	$(3,002)	$4,857	$(13,841)	$994

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$553	$548	$1,101	$1,091
Class B Common Stock undistributed earnings (losses) – basic	(1,484)	943	(5,378)	(788)
Numerator for basic net income (loss) per Class B Common Stock share	$(931)	$1,491	$(4,277)	$303

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$1,785	$1,786	$3,570	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	553	548	1,101	1,091
Common Stock undistributed earnings (losses) – diluted	(6,271)	4,014	(22,789)	(3,365)
Numerator for diluted net income (loss) per Common Stock share	$(3,933)	$6,348	$(18,118)	$1,297

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$553	$548	$1,101	$1,091
Class B Common Stock undistributed earnings (losses) – diluted	(1,484)	956	(5,378)	(799)
Numerator for diluted net income (loss) per Class B Common Stock share	$(931)	$1,504	$(4,277)	$292

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,213	2,193	2,206	2,185

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,354	9,374	9,347	9,366
Class B Common Stock weighted average shares outstanding – diluted	2,213	2,233	2,206	2,225

	Second Quarter		First Half
(in thousands, except per share data)	2018	2017	2018	2017
Basic net income (loss) per share:
Common Stock	$(0.42)	$0.68	$(1.94)	$0.14
Class B Common Stock	$(0.42)	$0.68	$(1.94)	$0.14

Diluted net income (loss) per share:
Common Stock	$(0.42)	$0.68	$(1.94)	$0.14
Class B Common Stock	$(0.42)	$0.67	$(1.94)	$0.13

The unvested performance units granted to Mr. Harrison pursuant to the Performance Unit Award Agreement and the Long-Term Performance Equity Plan were excluded from the calculation of diluted net loss per share for the second quarter of 2018 and the first half of 2018, as the effect of these awards would have been anti-dilutive.

NOTES TO TABLE

(1)

For purposes of the diluted net income (loss) per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)

For purposes of the diluted net income (loss) per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	The denominator for diluted net income (loss) per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award Agreement.
(4)	The Company does not have anti-dilutive shares.

22.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
(in thousands)	2018	2017
Accounts receivable, trade, net	$(60,592)	$(116,221)
Accounts receivable from The Coca-Cola Company	(7,586)	(19,842)
Accounts receivable, other	9,923	(55)
Inventories	(38,455)	(15,273)
Prepaid expenses and other current assets	11,565	7,765
Accounts payable, trade	12,767	52,213
Accounts payable to The Coca-Cola Company	60,857	67,919
Other accrued liabilities	13,609	40,959
Accrued compensation	(18,160)	(8,270)
Accrued interest payable	(55)	1,275
Change in current assets less current liabilities (exclusive of acquisitions)	$(16,127)	$10,470

23.Segments

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. In conjunction with the completion of the System Transformation Transactions in October 2017 and integration of acquired operations, management continues to assess whether changes are necessary to the Company’s reportable segments.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, income from operations and assets. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Net sales:
Nonalcoholic Beverages(1)	$1,199,551	$1,149,791	$2,247,280	$1,997,736
All Other(1)	93,398	78,053	179,997	139,295
Eliminations(2)	(65,677)	(58,553)	(127,941)	(102,038)
Consolidated net sales	$1,227,272	$1,169,291	$2,299,336	$2,034,993

Income (loss) from operations:
Nonalcoholic Beverages	$16,089	$43,511	$(6,656)	$56,387
All Other	3,590	5,144	7,338	7,218
Consolidated income from operations	$19,679	$48,655	$682	$63,605

Depreciation and amortization:
Nonalcoholic Beverages	$44,220	$40,013	$89,045	$73,015
All Other	2,467	2,053	4,862	4,032
Consolidated depreciation and amortization	$46,687	$42,066	$93,907	$77,047

(1)

In order to correct an error in the prior year segment presentation, the Company revised net sales by $41.6 million for the second quarter of 2017 and $57.2 million for the first half of 2017 to reflect sales in the Nonalcoholic Beverages segment which were previously attributed to All Other. Total net sales remain unchanged in prior periods and these revisions were not considered material to the prior periods presented.

(2)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

24.Subsequent Events

On July 11, 2018, the Company amended the Term Loan Facility to align certain of its terms with the Revolving Credit Facility, including (i) revisions to the calculation of the rates per annum at which borrowings under the Term Loan Facility bear interest, determined by reference to, at the Company’s option, either a base rate or a Eurodollar rate, to conform with the calculation of such rates under the Revolving Credit Facility, (ii) revisions to the calculation of the two financial covenants the Company is required to maintain, a “consolidated cash flow/fixed charges ratio” and a “consolidated funded indebtedness/cash flow ratio,” to conform with the calculation of such covenants under the Revolving Credit Facility and (iii) modifications to certain events of default to align with those under the Revolving Credit Facility, including the occurrence of unsatisfied judgments of the Company or its subsidiaries in excess of $100 million, as increased from $50 million, individually or in the aggregate, outstanding for 30 days or more which are not being appealed or contested in good faith.

On July 11, 2018, the Company amended the Revolving Credit Facility to amend and restate the definition of “consolidated funded indebtedness/cash flow ratio” to conform to the definition in the Term Loan Facility.

On July 20, 2018, the Company amended each of the Prudential Shelf Facility and the NYL Shelf Facility primarily to align certain of their terms with the Revolving Credit Facility, specifically (i) revisions to the calculation of the two financial covenants the Company is required to maintain under each, a “consolidated cash flow/fixed charges ratio” and a “consolidated funded indebtedness/cash flow ratio,” to conform with the calculation of such covenants under the Revolving Credit Facility, (ii) modifications to certain events of default to align with those under the Revolving Credit Facility, including the occurrence of unsatisfied judgments of the Company or its subsidiaries in excess of $100 million, as increased from $50 million, individually or in the aggregate, outstanding for 30 days or more which are not being appealed or contested in good faith and (iii) revisions to certain negative covenants to reduce the existing limitations on the ability of the Company and its subsidiaries to dispose of assets outside of the ordinary course of business.

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

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The consolidated condensed financial statements presented are:

•	The financial position as of July 1, 2018 and December 31, 2017.
•

The results of operations and comprehensive income for the 13 week periods ended July 1, 2018 (“second quarter” of fiscal 2018 (“2018”)) and July 2, 2017 (“second quarter” of fiscal 2017 (“2017”)), and the 26 week periods ended July 1, 2018 (“first half” of 2018) and July 2, 2017 (“first half” of 2017).

•	The changes in equity and cash flows for the first half of 2018 and the first half of 2017.

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

Net sales by product category were as follows:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Bottle/can sales:
Sparkling beverages (carbonated)	$619,184	$607,623	$1,181,837	$1,087,383
Still beverages (noncarbonated, including energy products)	404,902	368,955	729,482	625,013
Total bottle/can sales	1,024,086	976,578	1,911,319	1,712,396

Other sales:
Sales to other Coca-Cola bottlers	106,946	104,968	208,680	169,698
Post-mix and other	96,240	87,745	179,337	152,899
Total other sales	203,186	192,713	388,017	322,597

Total net sales	$1,227,272	$1,169,291	$2,299,336	$2,034,993

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

Executive Summary

Our Company continued to deliver volume and sales growth in the second quarter of 2018 in the face of challenging commodities and transportation markets. Volume increased to 90.1 million physical cases in the second quarter of 2018, from 88.5 million physical cases in the second quarter of 2017, an increase of 1.8%. Volume for the first half of 2018 was 168.1 million physical cases, reflecting growth of 9.4% over the first half of 2017. Volume growth in the first half of 2018 was driven primarily by territories acquired during 2017. Organic case volume decreased 0.6% in the second quarter of 2018 as compared to the second quarter of 2017 and organic case volume grew 0.7% for the first half of 2018 as compared to the first half of 2017. We continued to achieve price and mix realization greater than volume growth, driving an increase in net sales of 5.0% and 13.0% for the second quarter and first half of 2018, respectively. Our sales results were driven by growth in both the sparkling and still beverage categories, with sparkling bottle/can sales growing 1.9% and 8.7% and still bottle/can sales growing 9.8% and 16.7% for the second quarter and first half of 2018, respectively. These results were impacted by poor weather in the early part of the second quarter of 2018 and by the shift of the Easter holiday. The mid-week July 4th holiday also resulted in volume being split between the second quarter of 2018 and the third quarter of 2018.

In the second quarter of 2018, we began taking pricing actions, which mitigated some of the margin compression we experienced in the first quarter of 2018. Gross margin declined 190 basis points to 33.6% in the second quarter of 2018 from 35.5% in the second quarter of 2017. This decline in the second quarter of 2018 versus the second quarter of 2017 reflected a sequential improvement compared to the 440 basis point decline in the first quarter of 2018 versus the first quarter of 2017. The primary drivers of this margin compression, in order of magnitude, are (i) rising commodity costs, (ii) the volume shift to lower-margin still products to meet changing consumer preferences, (iii) newly acquired territories generally are experiencing margins lower than our legacy territories, and (iv) increased transportation costs. During the second quarter of 2018, we implemented customer pricing actions which impacted approximately one-third of our sales volume. Sequential margin improvement (i.e., month by month) during the second quarter provided an early indication of the success of these actions, and additional pricing actions implemented early in the third quarter of 2018 are expected to further improve our gross margin performance. We expect commodity and transportation pressures to continue throughout 2018, and we will continue to assess our pricing strategies in light of these cost pressures.

Selling, delivery and administrative expenses increased by $25.8 million, or 7.0%, in the second quarter of 2018 as compared to the second quarter of 2017, reflecting the increased volume delivered, incremental effort and costs associated with managing two information system platforms and continued costs to integrate recently acquired territories into our overall business. In addition, our newly acquired territories generally experience higher operating costs than our legacy territories. During the latter part of the second quarter we took actions to drive additional productivity. Organizational changes required severance and outplacement expenses of $4.8 million during the second quarter of 2018, which were recorded in the Nonalcoholic Beverages segment. We believe this action will result in annual cost savings of approximately $25 million to $30 million. Further infrastructure cost savings are being evaluated to secure scale advantages and leverage our cost structure against our expanded territories.

Income from operations in the second quarter of 2018 was lower than in the second quarter of 2017. We realized operating income of $19.7 million in the second quarter of 2018, as compared to operating income of $48.6 million in the second quarter of 2017. As a result, our operating income for the first half of 2018 was $0.7 million, as compared to $63.6 million for the first half of 2017. We are not satisfied with these results, however we believe our system transformation work, our actions-to-date and our ongoing strategic plans will drive improvement in operating income and operating margin performance.

We continue to integrate our acquired territories, manufacturing facilities and related operations. This integration requires investments in people, manufacturing, and distribution infrastructure, which we are carefully balancing with our debt reduction goals. We continue to prioritize our capital investments and estimate an additional $75 million to $95 million in property, plant and equipment purchases in the second half of 2018, however, we will diligently monitor these capital projects against our operating performance and growth needs for the remainder of the year.

During the second quarter of 2018, we incurred expenses relating to our system transformation of $9.8 million, the majority of which were IT-related costs. We anticipate incurring between $20 million and $25 million of system transformation expenses in the second half of 2018. We believe the remaining system transformation work for our new CONA information systems platform is progressing well. We anticipate substantial completion of our technology system work, including the decommissioning of legacy systems, in the second half of 2018 and early 2019, which we believe will enable cost synergies in 2019 and the future.

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

The financial results of the System Transformation Transactions have been included in the Company’s consolidated condensed financial statements from their respective acquisition or exchange dates. Net sales and income from operations for certain territories and regional manufacturing facilities acquired and divested by the Company during 2017 are impracticable to separately calculate, as the operations were absorbed into territories and facilities owned by the Company prior to the System Transformation, and therefore have been omitted from the results below. Omission of net sales and income from operations for such territories and facilities is not considered material to the results presented below. The remaining System Transformation Transactions that closed during 2017 (the “2017 System Transformation Transactions”) contributed the following amounts to the Company’s consolidated condensed statements of operations:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Impact to net sales - total 2017 System Transformation Transactions acquisitions	$312,896	$206,894	$587,354	$233,140
Impact to net sales - October 2017 Divestitures	-	81,410	-	152,269
Total impact to net sales	$312,896	$288,304	$587,354	$385,409

Impact to income from operations - total 2017 System Transformation Transactions acquisitions	$3,696	$10,323	$2,761	$10,419
Impact to income from operations - October 2017 Divestitures	-	9,275	-	15,284
Total impact to income from operations	$3,696	$19,598	$2,761	$25,703

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

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $301.2 million in the first half of 2018 and $259.2 million in the first half of 2017. Management of these costs will continue to be a key area of emphasis for the Company.

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

Results of Operations

Second Quarter Results

Our results of operations for the second quarter of 2018 and the second quarter of 2017 are highlighted in the table below and discussed in the following paragraphs:

	Second Quarter
(in thousands)	2018	2017	Change	% Change
Net sales	$1,227,272	$1,169,291	$57,981	5.0%
Cost of sales	815,295	754,113	61,182	8.1
Gross profit	411,977	415,178	(3,201)	(0.8)
Selling, delivery and administrative expenses	392,298	366,523	25,775	7.0
Income from operations	19,679	48,655	(28,976)	(59.6)
Interest expense, net	12,744	10,440	2,304	22.1
Other expense, net	9,818	26,891	(17,073)	(63.5)
Income (loss) before income taxes	(2,883)	11,324	(14,207)	(125.5)
Income tax expense (benefit)	(135)	3,743	(3,878)	(103.6)
Net income (loss)	(2,748)	7,581	(10,329)	(136.2)
Less: Net income attributable to noncontrolling interest	1,185	1,233	(48)	(3.9)
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(3,933)	$6,348	$(10,281)	(162.0)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

Second Quarter 2018

•	$312.9 million in net sales and $3.7 million of income from operations related to the 2017 System Transformation Transactions;
•	$9.8 million of expenses related to the System Transformation;
•

$9.2 million recorded in other expense, net as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the distribution territories acquired as part of the System Transformation; and

•	$4.8 million recorded in S,D&A expenses related to severance and outplacement expenses incurred to optimize labor expense.

Second Quarter 2017

•	$206.9 million in net sales and $10.3 million of income from operations related to the 2017 System Transformation Transactions;
•	$81.4 million in net sales and $9.3 million of income from operations related to the October 2017 Divestitures;
•

$16.2 million recorded in other expense, net as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the distribution territories acquired as part of the System Transformation;

•	$11.5 million of expenses related to the acquisition and transition of the distribution territories and the regional manufacturing facilities acquired as part of the System Transformation; and
•

$9.4 million recorded in other expense, net for net working capital and other fair value adjustments related to the System Transformation Transactions completed in January 2016 (the “January 2016 Transactions”) that were made beyond one year from the acquisition date.

Net Sales

Net sales increased $58.0 million, or 5.0%, to $1.23 billion in the second quarter of 2018, as compared to $1.17 billion in the second quarter of 2017. The increase in net sales was primarily attributable to the following (in millions):

Second Quarter 2018	Attributable to:
$27.4	Increase in net sales primarily related to bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
18.1	Net sales increase related to increased volume, primarily related to the 2017 System Transformation Transactions
7.9	Increase in volume of external freight revenue to external customers (other than non-alcoholic beverages)
2.0	Increase in sales volume to other Coca-Cola bottlers
2.6	Other
$58.0	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 83% of the Company’s total net sales in the second quarter of 2018, as compared to approximately 84% in the second quarter of 2017. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold.

Product category sales volume of physical cases in the second quarter of 2018 and the second quarter of 2017 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	Second Quarter		Sales Volume
Product Category	2018	2017	Increase
Sparkling beverages	68.4%	67.9%	2.6%
Still beverages (including energy products)	31.6%	32.1%	0.0%
Total bottle/can sales volume	100.0%	100.0%	1.8%

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

Cost of sales increased $61.2 million, or 8.1%, to $815.3 million in the second quarter of 2018, as compared to $754.1 million in the second quarter of 2017. The increase in cost of sales was primarily attributable to the following (in millions):

Second Quarter 2018	Attributable to:
$39.1

Increase in cost of sales primarily related to, in order of magnitude, commodities, the change in product mix to meet consumer preferences, higher costs in the territories acquired in the System Transformation and higher transportation costs

11.1	Cost of sales increase related to increased volume, primarily related to the 2017 System Transformation Transactions
7.3	Increase in costs related to increased volume of freight revenue to external customers (other than non-alcoholic beverages)
3.7	Increase in sales volume to other Coca-Cola bottlers
$61.2	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $33.4 million in the second quarter of 2018, as compared to $32.5 million in the second quarter of 2017.

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

S,D&A expenses increased by $25.8 million, or 7.0%, to $392.3 million in the second quarter of 2018, as compared to $366.5 million in the second quarter of 2017. S,D&A expenses as a percentage of net sales increased to 32.0% in the second quarter of 2018 from 31.3% in the second quarter of 2017. The increase in S,D&A expenses was primarily attributable to the following (in millions):

Second Quarter 2018	Attributable to:
$9.7	Increase in employee salaries including bonuses and incentives due to additional personnel added in the System Transformation and normal salary increases
7.7	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily as a result of territories acquired in the System Transformation
4.8	Severance and outplacement expenses incurred to optimize labor expense
1.6	Other individually immaterial expense increases primarily related to the System Transformation
2.0	Other individually immaterial increases
$25.8	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $154.2 million in the second quarter of 2018 and $143.0 million in the second quarter of 2017.

As a result of the Company adopting Accounting Standards Update 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017‑07”) issued by the Financial Accounting Standards Board in March 2017, the Company reclassified $1.3 million from the second quarter of 2017 of non-service cost components of net periodic benefit cost and other benefit plan charges from S,D&A expenses to other expense, net. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

Interest Expense, Net

Interest expense, net, increased $2.3 million to $12.7 million in the second quarter of 2018, as compared to $10.4 million in the second quarter of 2017. The increase was primarily a result of additional borrowings to finance the 2017 System Transformation Transactions and additional borrowings during the first quarter of 2018 to support working capital and capital expenditure needs.

Other Expense, Net

A summary of other expense, net is as follows:

	Second Quarter
(in thousands)	2018	2017
Unfavorable fair value adjustment to acquisition related contingent consideration	$9,143	$16,119
Non-service cost component of net periodic benefit cost	675	1,342
January 2016 Transactions settlement	-	9,442
Other	-	(12)
Total other expense, net	9,818	26,891

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

The fair value adjustments to the acquisition related contingent consideration liability during the second quarter of 2018 were primarily driven by cash payments, post-closing adjustments related to System Transformation Transactions and a change in projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees. The fair value adjustments to the acquisition related contingent consideration liability during the second quarter of 2017 were primarily a result of a change in projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees.

Other expense, net, also included $9.4 million for net working capital and other fair value adjustments related to the January 2016 Transactions. As the adjustments were made beyond one year from the acquisition date, the Company recorded these through its consolidated condensed statements of operations.

Income Tax Expense (Benefit)

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 4.7% for the second quarter of 2018 and 33.1% for the second quarter of 2017. The decrease in the effective tax rate was primarily driven by a loss before income taxes for the second quarter of 2018 as compared to income before income taxes for the second quarter of 2017, an increase in certain non-deductible expenses and the repeal of the manufacturing deduction as part of the Tax Cuts and Jobs Act (the “Tax Act”). The Company’s effective tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 3.3% for the second quarter of 2018 and 37.1% for the second quarter of 2017.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.2 million in both the second quarter of 2018 and the second quarter of 2017, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.7 million in the second quarter of 2018 and $0.5 million in the second quarter of 2017. The increase was primarily a result of actuarial gains on the Company’s pension plans.

First Half Results

Our results of operations for the first half of 2018 and the first half of 2017 are highlighted in the table below and discussed in the following paragraphs:

	First Half
(in thousands)	2018	2017	Change	% Change
Net sales	$2,299,336	$2,034,993	$264,343	13.0%
Cost of sales	1,522,411	1,287,794	234,617	18.2
Gross profit	776,925	747,199	29,726	4.0
Selling, delivery and administrative expenses	776,243	683,594	92,649	13.6
Income from operations	682	63,605	(62,923)	(98.9)
Interest expense, net	24,790	19,910	4,880	24.5
Other expense, net	5,308	40,479	(35,171)	86.9
Income (loss) before income taxes	(29,416)	3,216	(32,632)	1,014.7
Income tax expense (benefit)	(13,106)	52	(13,158)	25,303.8
Net income (loss)	(16,310)	3,164	(19,474)	615.5
Less: Net income attributable to noncontrolling interest	1,808	1,867	(59)	(3.2)
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$(18,118)	$1,297	$(19,415)	(1496.9)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

First Half 2018

•	$587.4 million in net sales and $2.8 million of income from operations related to the 2017 System Transformation Transactions;
•	$22.3 million of expenses related to the System Transformation;
•	$4.8 million recorded in S,D&A expenses related to severance and outplacement expenses incurred to optimize labor expense;
•

$4.0 million recorded in other expense, net as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the distribution territories acquired as part of the System Transformation;

•	$2.7 million pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program; and
•

$2.2 million of net amortization expense associated with the conversion of the Company’s franchise rights to distribution rights for the distribution territories the Company served prior to the System Transformation.

First Half 2017

•	$233.1 million in net sales and $10.4 million of income from operations related to the 2017 System Transformation Transactions;
•	$152.3 million in net sales and $15.3 million of income from operations related to the October 2017 Divestitures;
•

$28.4 million recorded in other expense, net as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the distribution territories acquired as part of the System Transformation;

•

$19.2 million of expenses related to the acquisition and transition of the distribution territories and the regional manufacturing facilities acquired as part of the System Transformation Transactions; and

•	$9.4 million recorded in other expense, net for net working capital and other fair value adjustments related to the January 2016 Transactions that were made beyond one year from the acquisition date.

Net Sales

Net sales increased $264.3 million, or 13.0%, to $2.30 billion in the first half of 2018, as compared to $2.03 billion in the first half of 2017. The increase in net sales was primarily attributable to the following (in millions):

First Half 2018	Attributable to:
$169.5	Net sales increase related to increased volume, primarily related to the 2017 System Transformation Transactions
39.0	Increase in volume of external freight revenue to external customers (other than non-alcoholic beverages)
36.0	Increase in net sales primarily related to bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
14.1	Increase in sales volume to other Coca-Cola bottlers
5.7	Other
$264.3	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 83% of the Company’s total net sales in the first half of 2018, as compared to approximately 84% in the first half of 2017.

Product category sales volume as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	First Half		Sales Volume
Product Category	2018	2017	Increase
Sparkling beverages	70.1%	69.4%	10.5%
Still beverages (including energy products)	29.9%	30.6%	6.9%
Total bottle/can sales volume	100.0%	100.0%	9.4%

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first half of 2018, approximately 67% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Half
	2018	2017
Approximate percentage of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	12%	9%
Food Lion, LLC	6%	7%
Total approximate percentage of the Company’s total bottle/can sales volume	37%	35%

Approximate percentage of the Company’s total net sales:
Wal-Mart Stores, Inc.	13%	14%
The Kroger Company	8%	7%
Food Lion, LLC	4%	4%
Total approximate percentage of the Company’s total net sales	25%	25%

Cost of Sales

Cost of sales increased $234.6 million, or 18.2%, to $1.52 billion in the first half of 2018, as compared to $1.29 billion in the first half of 2017. The increase in cost of sales was primarily attributable to the following (in millions):

First Half 2018	Attributable to:
$102.8	Cost of sales increase related to increased volume, primarily related to the 2017 System Transformation Transactions
76.4

Increase in cost of sales primarily related to, in order of magnitude, commodities, higher costs in the territories acquired in the System Transformation, the change in product mix to meet consumer preferences, higher transportation costs and the net amortization of converted distribution rights

42.4	Increase in sales volume to other Coca-Cola bottlers
13.0	Increase in costs related to increased volume of freight revenue to external customers (other than non-alcoholic beverages)
$234.6	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $63.8 million in the first half of 2018, as compared to $56.9 million in the first half of 2017.

S,D&A Expenses

S,D&A expenses increased by $92.6 million, or 13.6%, to $776.2 million in the first half of 2018, as compared to $683.6 million in the first half of 2017. S,D&A expenses as a percentage of net sales increased to 33.8% in the first half of 2018 from 33.6% in the first half of 2017. The increase in S,D&A expenses was primarily attributable to the following (in millions):

First Half 2018	Attributable to:
$44.3	Increase in employee salaries including bonuses and incentives due to additional personnel added in the System Transformation and normal salary increases
9.4	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily as a result of territories acquired in the System Transformation
6.7	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for vending equipment, fleet, furniture and fixtures acquired in the System Transformation
5.5	Increase in software expenses primarily due to increased maintenance expense
4.8	Severance and outplacement expenses incurred to optimize labor expense
3.4

Increase in employee benefit costs primarily due to additional group insurance expense, 401(k) employer matching contributions and bargaining pension plan expense for employees added in the System Transformation

3.3	Increase in expenses related to the System Transformation, primarily information technologies system conversions
3.2	Increase in employer payroll taxes primarily due to additional personnel added from the System Transformation
12.0	Other individually immaterial expense increases primarily related to the System Transformation
$92.6	Total increase in S,D&A expenses

During the first half of 2018, the Company incurred $22.3 million of expenses related to the System Transformation, the majority of which were information technologies related costs. The Company anticipates System Transformation expenses for the remainder of 2018 to be in the range of $20 million to $25 million.

Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $301.2 million in the first half of 2018 and $259.2 million in the first half of 2017.

As a result of the Company adopting ASU 2017‑07, the Company reclassified $2.7 million in the first half of 2017 of non-service cost components of net periodic benefit cost and other benefit plan charges from S,D&A expenses to other expense, net.

Other Expense, Net

A summary of other expense, net is as follows:

	First Half
(in thousands)	2018	2017
Unfavorable fair value adjustment to acquisition related contingent consideration	$3,957	$28,365
Non-service cost component of net periodic benefit cost	1,351	2,684
January 2016 Transactions settlement	-	9,442
Other	-	(12)
Total other expense, net	5,308	40,479

The fair value adjustments to acquisition related contingent consideration liability in the first half of 2018 were primarily driven by cash payments, post-closing adjustments related to System Transformation Transactions and a change in projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees, partially offset by an increase in the discount rate. The fair value adjustment to the acquisition related contingent consideration liability in the first half of 2017 was primarily a result of a change in the risk-free interest rate and the final settlement of territory values for the Paducah and Pikeville, Kentucky distribution territory acquisitions and the Norfolk, Fredericksburg and Staunton, Virginia, and Elizabeth City, North Carolina distribution territory acquisitions, which closed in May 2015 and October 2015, respectively.

Income Tax Expense (Benefit)

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 44.6% in the first half of 2018 and 1.6% in the first half of 2017. The increase in the effective tax rate was primarily driven by an increase in non-deductible expenses, the repeal of the manufacturing deduction as part of the Tax Act and lower income (loss) before income taxes. The Company’s effective tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 42.0% in the first half of 2018 and 3.9% in the first half of 2017.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.8 million in the first half of 2018 and $1.9 million in the first half of 2017, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.5 million in the first half of 2018 and $0.9 million in the first half of 2017. The increase was primarily a result of actuarial gains on the Company’s pension plans.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board Accounting Standards Codification 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. In conjunction with the completion of the System Transformation Transactions in October 2017 and integration of acquired operations, management continues to assess whether changes are necessary to the Company’s reportable segments.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues, income from operations and assets. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Net sales:
Nonalcoholic Beverages(1)	$1,199,551	$1,149,791	$2,247,280	$1,997,736
All Other(1)	93,398	78,053	179,997	139,295
Eliminations(2)	(65,677)	(58,553)	(127,941)	(102,038)
Consolidated net sales	$1,227,272	$1,169,291	$2,299,336	$2,034,993

Income (loss) from operations:
Nonalcoholic Beverages	$16,089	$43,511	$(6,656)	$56,387
All Other	3,590	5,144	7,338	7,218
Consolidated income from operations	$19,679	$48,655	$682	$63,605

(1)

In order to correct an error in the prior year segment presentation, the Company revised net sales by $41.6 million for the second quarter of 2017 and $57.2 million for the first half of 2017 to reflect sales in the Nonalcoholic Beverages segment which were previously attributed to All Other. Total net sales remain unchanged in prior periods and these revisions were not considered material to the prior periods presented.

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

Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported GAAP results to organic / adjusted results (non-GAAP):

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Total bottle/can sales	$1,024,086	$976,578	$1,911,319	$1,712,396
Total other sales	203,186	192,713	388,017	322,597
Total net sales	$1,227,272	$1,169,291	$2,299,336	$2,034,993

Total bottle/can sales	$1,024,086	$976,578	$1,911,319	$1,712,396
Less: Acquisition/divestiture related sales	295,753	266,799	556,596	390,734
Organic net bottle/can sales (non-GAAP)(1)	$728,333	$709,779	$1,354,723	$1,321,662
Increase in organic net bottle/can sales	2.6%		2.5%

	Second Quarter		First Half
(in millions)	2018	2017	2018	2017
Physical case volume	90.1	88.5	168.1	153.7
Less: Acquisition/divestiture related physical case volume	25.9	23.9	48.4	34.8
Organic physical case volume(1)	64.2	64.6	119.7	118.9
Increase (decrease) in organic physical case volume	(0.6)%		0.7%

	Second Quarter 2018
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$1,227,272	$411,977	$19,679	$(2,883)	$(3,933)	$(0.42)
System Transformation Transactions expenses(2)	-	28	9,871	9,871	7,423	0.80
Workforce optimization expenses(3)	-	-	4,810	4,810	3,617	0.39
Fair value adjustment of acquisition related contingent consideration(4)	-	-	-	9,143	6,876	0.74
Fair value adjustments for commodity hedges(5)	-	(249)	(296)	(296)	(222)	(0.03)
Other tax adjustment(6)	-	-	-	-	(3,327)	(0.36)
Total reconciling items	-	(221)	14,385	23,528	14,367	1.54
Adjusted results (non-GAAP)	$1,227,272	$411,756	$34,064	$20,645	$10,434	$1.12

	Second Quarter 2017
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,169,291	$415,178	$48,655	$11,324	$6,348	$0.68
System Transformation Transactions expenses(2)	-	178	11,574	11,574	7,129	0.76
January 2016 Transactions settlement(7)	-	-	-	9,442	5,816	0.62
Fair value adjustment of acquisition related contingent consideration(4)	-	-	-	16,119	9,929	1.06
Fair value adjustments for commodity hedges(5)	-	674	1,187	1,187	731	0.08
Other tax adjustment(6)	-	-	-	-	281	0.04
Total reconciling items	-	852	12,761	38,322	23,886	2.56
Adjusted results (non-GAAP)	$1,169,291	$416,030	$61,416	$49,646	$30,234	$3.24

	First Half 2018
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$2,299,336	$776,925	$682	$(29,416)	$(18,118)	$(1.94)
System Transformation Transactions expenses(2)	-	227	22,321	22,321	16,785	1.80
Workforce optimization expenses(3)	-	-	4,810	4,810	3,617	0.39
Fair value adjustment of acquisition related contingent consideration(4)	-	-	-	3,957	2,976	0.32
Amortization of converted distribution rights, net(8)	-	2,231	2,231	2,231	1,678	0.18
Fair value adjustments for commodity hedges(5)	-	2,516	2,671	2,671	2,009	0.21
Other tax adjustment(6)	-	-	-	-	(6,183)	(0.66)
Total reconciling items	-	4,974	32,033	35,990	20,882	2.24
Adjusted results (non-GAAP)	$2,299,336	$781,899	$32,715	$6,574	$2,764	$0.30

	First Half 2017
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,034,993	$747,199	$63,605	$3,216	$1,297	$0.14
System Transformation Transactions expenses(2)	-	266	19,226	19,226	11,843	1.27
January 2016 Transactions settlement(7)	-	-	-	9,442	5,816	0.62
Fair value adjustment of acquisition related contingent consideration(4)	-	-	-	28,365	17,473	1.87
Fair value adjustments for commodity hedges(5)	-	(24)	860	860	530	0.06
Other tax adjustment(6)	-		-	-	(466)	(0.05)
Total reconciling items	-	242	20,086	57,893	35,196	3.77
Adjusted results (non-GAAP)	$2,034,993	$747,441	$83,691	$61,109	$36,493	$3.91

Following is an explanation of non-GAAP adjustments:

(1)	Organic net bottle/can sales and organic physical case volume include results from the Company’s distribution territories not impacted by acquisition or divestiture related activity during 2017.

(2)	Adjustment reflects expenses related to the System Transformation, which primarily includes information technologies system conversions and professional fees and expenses related to due diligence.

(3)	Adjustment reflects severance and outplacement expenses relating to the Company’s optimization of its labor expense.

(4)

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

(7)

Adjustment includes a charge within other expense, net for net working capital and other fair value adjustments related to the Company’s acquisitions in the January 2016 Transactions, as part of the System Transformation, that were made beyond one year from the acquisition date.

(8)

Concurrent with entering into the CBA on March 31, 2017, the Company converted its franchise rights for the territories the Company served prior to the System Transformation to distribution rights, to be amortized over an estimated useful life of 40 years. Adjustment reflects the net amortization expense associated with the conversion of the Company’s franchise rights.

Financial Condition

Total assets increased $50.0 million to $3.12 billion on July 1, 2018, as compared to $3.07 billion on December 31, 2017. Net working capital, defined as current assets less current liabilities, was $180.0 million on July 1, 2018, which was an increase of $24.9 million from December 31, 2017.

Significant changes in net working capital on July 1, 2018 from December 31, 2017 were as follows:

•	An increase in accounts receivable, trade of $60.7 million primarily as a result of the timing of cash receipts.
•	A decrease in accounts receivable, other of $9.9 million primarily as a result of the timing of payments received for marketing funding and rebates.
•	An increase in inventories of $38.5 million primarily as a result of preparation for higher sales volume in summer months.
•	A decrease in prepaid and other current assets of $11.7 million primarily as a result of a decrease in the current portion of income taxes.
•	An increase in accounts payable to The Coca‑Cola Company of $63.7 million primarily as a result of the timing of purchases of raw materials and payments.

•	An increase in other accrued liabilities of $15.5 million primarily as a result of the timing of payments.
•	A decrease in accrued compensation of $20.3 million primarily as a result of the timing of bonus and incentive payments in the first quarter of the fiscal year.

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

On June 8, 2018, the Company entered into a second amended and restated credit agreement for a five-year unsecured revolving credit facility (as amended, the “Revolving Credit Facility”), which amended and restated its prior credit agreement dated October 16, 2014. The Revolving Credit Facility has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of June 8, 2023.

The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The Company had outstanding borrowings on the Revolving Credit Facility of $100.0 million on July 1, 2018 and $207.0 million on December 31, 2017.

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (as amended, the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings.

Pursuant to the Company’s Term Loan Facility and the indenture under which the 2019 Notes were issued, principal payments will be due in the next twelve months. The Company intends to refinance these amounts and has the capacity to do so under its Revolving Credit Facility, which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as non-current. See Note 11 to the consolidated condensed financial statements for additional information on the 2019 Notes.

In February 2017, the Company sold $125 million aggregate principal amount of senior unsecured notes due 2023 to PGIM, Inc. (“Prudential”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated June 10, 2016 between the Company, Prudential and the other parties thereto (as amended, the “Prudential Shelf Facility”). These notes bear interest at 3.28%, payable semi-annually in arrears on February 27 and August 27 of each year, and will mature on February 27, 2023, unless earlier redeemed by the Company. The Company used the proceeds toward repayment of outstanding indebtedness under the Revolving Credit Facility and for other general corporate purposes. The Company may request that Prudential consider the purchase of additional senior unsecured notes of the Company under the Prudential Shelf Facility in an aggregate principal amount of up to $175 million.

On March 21, 2018, the Company sold $150 million aggregate principal amount of senior unsecured notes due 2030 to NYL Investors LLC (“NYL”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated March 6, 2018 between the Company, NYL and the other parties thereto (as amended, the “NYL Shelf Facility”). These notes bear interest at 3.96%, payable quarterly in arrears on March 21, June 21, September 21 and December 21 of each year, and will mature on March 21, 2030, unless earlier redeemed by the Company. The Company used the proceeds for general corporate purposes.

The Revolving Credit Facility, the Term Loan Facility, the Prudential Shelf Facility and the NYL Shelf Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of July 1, 2018. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

Subsequent to the end of the second quarter of 2018, the Company amended each of the Revolving Credit Facility, the Term Loan Facility, the Prudential Shelf Facility and the NYL Shelf Facility to (i) align the calculation of the two financial covenants and certain events of default under each agreement and (ii) with regard to the Term Loan Facility, to revise the calculation of the rates at which borrowings bear interest to conform with the calculation of such rates under the Revolving Credit Facility. See Note 24 to the consolidated condensed financial statements for additional information on these amendments.

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

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. During the second quarter of 2018, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to negative from stable. Moody’s rating outlook for the Company is currently stable. As of July 1, 2018, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Total net debt and capital lease obligations as of July 1, 2018 and December 31, 2017 were as follows:

(in thousands)	July 1, 2018	December 31, 2017
Debt	$1,131,313	$1,088,018
Capital lease obligations	39,275	43,469
Total debt and capital lease obligations	1,170,588	1,131,487
Less: Cash and cash equivalents	19,724	16,902
Total net debt and capital lease obligations (1)	$1,150,864	$1,114,585

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

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of July 1, 2018, interest expense for the next twelve months would increase by approximately $4.0 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability incurred as a result of the System Transformation Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Beginning balance - Level 3 liability	$368,804	$303,952	$381,291	$253,437
Increase due to System Transformation Transactions acquisitions	-	3,770	-	46,086
Measurement period adjustments(1)	3,151	-	2,092	-
Payment of acquisition related contingent consideration	(5,381)	(6,556)	(11,263)	(6,556)
Reclassification to current payables	(1,180)	1,817	(1,540)	(2,230)
Unfavorable fair value adjustment	9,143	16,119	3,957	28,365
Ending balance - Level 3 liability	$374,537	$319,102	$374,537	$319,102

(1)

Measurement period adjustments relate to post-closing adjustments made in relation to the April 2017 Transactions and the October 2017 Transactions in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement. See Note 3 to the consolidated condensed financial statements for additional information on the April 2017 Transactions and the October 2017 Transactions.

Cash Sources and Uses

The primary sources of cash for the Company in the first half of 2018 were debt financings and operating activities. The primary uses of cash in the first half of 2018 were repayments of debt and additions to property, plant and equipment. The primary sources of cash for the Company in the first half of 2017 were debt financings, the Territory Conversion Fee (as defined below) received from The Coca‑Cola Company and operating activities. The primary uses of cash in the first half of 2017 were repayments of debt, acquisitions of territories and regional manufacturing facilities as part of the System Transformation and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	First Half
(in thousands)	2018	2017
Cash Sources:
Borrowings under Revolving Credit Facility	$190,000	$238,000
Proceeds from issuance of Senior Notes	150,000	125,000
Territory Conversion Fee(1)	-	87,066
Adjusted cash provided by operating activities(2)	37,248	98,733
Refund of income tax payments	23,573	-
System Transformation settlements	4,706	-
Proceeds from cold drink equipment	3,789	8,400
Proceeds from the sale of property, plant and equipment	3,047	384
Other	11	44
Total cash sources	$412,374	$557,627

Cash Uses:
Payments on Revolving Credit Facility	$297,000	$190,000
System Transformation acquisitions, net of cash acquired and settlements	-	227,759
Additions to property, plant and equipment (exclusive of acquisitions)	85,279	79,607
Glacéau distribution agreement consideration	-	15,598
Payment of acquisition related contingent consideration	11,263	6,556
Cash dividends paid	4,671	4,662
Principal payments on capital lease obligations	4,194	3,695
Income tax payments	3,590	6,872
Investment in CONA Services LLC	2,020	1,001
Debt issuance fees	1,535	213
Total cash uses	$409,552	$535,963
Net increase (decrease) in cash	$2,822	$21,664

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

(2)

Adjusted cash provided by operating activities excludes amounts received with regard to the Territory Conversion Fee and net income tax payments/refunds. This line item is a non-GAAP measure and provides investors with additional information which management believes is helpful in the evaluation of the Company’s cash sources and uses. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Cash Flows From Operating Activities

During the first half of 2018, cash provided by operating activities was $57.2 million, which was a decrease of $121.8 million as compared to the first half of 2017. The decrease was primarily a result of the non-reoccurrence of the Territory Conversion Fee, which was received during the first quarter of 2017, and changes in net working capital, as discussed above.

Cash Flows From Investing Activities

During the first half of 2018, cash used in investing activities was $75.8 million, which was a decrease of $239.4 million as compared to the first half of 2017. The decrease was driven primarily by the Company’s completion of its System Transformation Transactions in October 2017.

Additions to property, plant and equipment were $85.3 million during the first half of 2018. As of July 1, 2018, $4.2 million of additions to property, plant and equipment were accrued in accounts payable, trade. The Company anticipates additions to property, plant and equipment for the remainder of 2018 will be in the range of $75 million to $95 million.

Additions to property, plant and equipment during the first half of 2017 were $79.6 million. As of July 2, 2017, $10.4 million of additions to property, plant and equipment were accrued in accounts payable, trade. These additions exclude $161.2 million in property, plant and equipment acquired in System Transformation Transactions and $8.4 million in proceeds from cold drink equipment.

Cash Flows From Financing Activities

During the first half of 2018, cash provided by financing activities was $21.3 million, which was a decrease of $136.6 million as compared to the first half of 2017. The decrease was primarily driven by a reduced need for capital as a result of the Company’s completion of its System Transformation Transactions in October 2017.

The Company had cash payments of $11.3 million during the first half of 2018 and $6.6 million during the first half of 2017 for acquisition related contingent consideration. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories acquired in the System Transformation, excluding territories the Company acquired in exchange transactions, will be in the range of $25 million to $47 million.

Significant Accounting Policies

See Note 1 and Note 2 to the consolidated condensed financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative comprised of Coca‑Cola bottlers, and has guaranteed $17.8 million of SAC’s debt as of July 1, 2018. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. As of July 1, 2018, the Company’s maximum exposure under the guarantee, if SAC borrowed up to its aggregate borrowing capacity, would have been $31.3 million, including the Company’s equity interests. See Note 15 to the consolidated condensed financial statements for additional information.

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

	Second Quarter		First Half
(in thousands)	2018	2017	2018	2017
Cost of sales - increase/(decrease)	$(459)	$426	$2,203	$(569)
S,D&A expenses - increase/(decrease)	(363)	663	(355)	984
Net impact	$(822)	$1,089	$1,848	$415

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
•

the Company’s belief that final post-closing adjustments for the Memphis Transaction and the CCR Exchange Transaction and final resolution of the United Exchange Transaction will occur in the third quarter of 2018;

•	the Company’s belief that pricing actions implemented early in the third quarter of 2018 will further improve its gross margin performance;
•	the Company’s expectation that commodity and transportation pressures will continue throughout 2018;
•	the Company’s belief that organizational changes made during the second quarter of 2018 will result in annual cost savings of approximately $25 million to $30 million;
•	the Company’s belief that its System Transformation work, its actions-to-date and its ongoing strategic plans will drive improvement in operating income and operating margin performance;
•	the Company’s belief that the remaining System Transformation work for its new CONA information systems platform is progressing well;
•

the Company’s belief that the decommissioning of its legacy technology systems will be substantially completed in the second half of 2018 and early 2019, and that the decommissioning will enable cost synergies in 2019 and the future;

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

•

the Company’s intention to refinance amounts due in the next twelve months under the Term Loan Facility and the indenture under which the 2019 Notes were issued and its ability to do so using the capacity under its Revolving Credit Facility;

•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $56.2 million, assuming no change in volume;

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
•

the Company’s estimates of certain inputs used in its calculations, including estimated rates of return, estimates of bad debts and amounts that will ultimately be collected, and estimates of inputs used in the calculation and adjustment of the fair value of its acquisition related contingent consideration liability related to the distribution territories acquired as part of the System Transformation, such as the amounts that will be paid by the Company in the future under the CBA and the Company’s WACC;

•	the Company’s expectation that certain territories of CCR will be sold to bottlers that are neither members of CONA nor users of the CONA System;
•

the Company’s belief that the range of undiscounted amounts it could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be between $25 million to $47 million;

•

the Company’s belief that the covenants in the Revolving Credit Facility, the Term Loan Facility, the Prudential Shelf Facility and the NYL Shelf Facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that contributions to the two Company-sponsored pension plans are expected to be in the range of $10 million to $20 million in 2018;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•	the Company’s expectation that certain collective bargaining agreements that expired on July 26, 2018 will be re-negotiated;
•	the Company’s belief that System Transformation expenses for the remainder of 2018 will be in the range of $20 million to $25 million;
•	the Company’s belief that additions to property, plant and equipment for the remainder of 2018 are expected to be in the range of $75 million to $95 million;
•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•

the Company’s belief that key priorities include territory and manufacturing integration, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of July 1, 2018, interest expense for the next twelve months would increase by approximately $4.0 million, assuming no changes in the Company’s financial structure.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of July 1, 2018, interest expense for the next twelve months would increase by approximately $4.0 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $56.2 million assuming no change in volume.

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

Item 4.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2018.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1*	Fourth Amendment to Comprehensive Beverage Agreement, dated April 30, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.2	Second Amended and Restated Credit Agreement, dated June 8, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018 (File No. 0-9286).
10.3	Amendment No. 1 to Term Loan Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0-9286).
10.4	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0-9286).
10.5	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0-9286).
10.6	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0-9286).
12	Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101

Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca‑Cola Bottling Co. Consolidated for the quarter ended July 1, 2018, filed on August 8, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations; (ii) the Consolidated Condensed Statements of Comprehensive Income; (iii) the Consolidated Condensed Balance Sheets; (iv) the Consolidated Condensed Statements of Changes in Equity; (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to the Consolidated Condensed Financial Statements.

* Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA‑COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 8, 2018	By:	/s/ David M. Katz
David M. Katz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: August 8, 2018	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer of the Registrant)