Form 10-Q
period 2018-09-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2018-11-08
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2018
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,213,018

COCA‑COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2018	2017	2018	2017
Net sales	$1,211,661	$1,162,526	$3,510,997	$3,197,519
Cost of sales	791,317	752,202	2,313,728	2,039,996
Gross profit	420,344	410,324	1,197,269	1,157,523
Selling, delivery and administrative expenses	375,940	372,852	1,152,183	1,056,446
Income from operations	44,404	37,472	45,086	101,077
Interest expense, net	12,827	10,697	37,617	30,607
Other income (expense), net	1,696	3,884	(3,612)	(36,595)
Gain on exchange transactions	10,170	-	10,170	-
Income before income taxes	43,443	30,659	14,027	33,875
Income tax expense	16,493	11,748	3,387	11,800
Net income	26,950	18,911	10,640	22,075
Less: Net income attributable to noncontrolling interest	1,786	1,595	3,594	3,462
Net income attributable to Coca-Cola Bottling Co. Consolidated	$25,164	$17,316	$7,046	$18,613

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.69	$1.86	$0.75	$2.00
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$2.69	$1.86	$0.75	$2.00
Weighted average number of Class B Common Stock shares outstanding	2,213	2,193	2,208	2,188

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.69	$1.85	$0.75	$1.99
Weighted average number of Common Stock shares outstanding – assuming dilution	9,405	9,374	9,400	9,369

Class B Common Stock	$2.68	$1.84	$0.74	$1.97
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,264	2,233	2,259	2,228

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.75	$0.75
Class B Common Stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Net income	$26,950	$18,911	$10,640	$22,075

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	703	496	2,109	1,487
Prior service benefits	4	4	13	13
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	376	398	1,128	1,194
Prior service costs	(348)	(458)	(1,044)	(1,374)
Foreign currency translation adjustment	(1)	7	(7)	23
Other comprehensive income, net of tax	734	447	2,199	1,343

Comprehensive income	27,684	19,358	12,839	23,418
Less: Comprehensive income attributable to noncontrolling interest	1,786	1,595	3,594	3,462
Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$25,898	$17,763	$9,245	$19,956

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$9,337	$16,902
Accounts receivable, trade	432,384	396,022
Allowance for doubtful accounts	(9,069)	(7,606)
Accounts receivable from The Coca-Cola Company	62,541	65,996
Accounts receivable, other	28,632	38,960
Inventories	229,892	183,618
Prepaid expenses and other current assets	91,514	100,646
Total current assets	845,231	794,538
Property, plant and equipment, net	998,117	1,031,388
Leased property under capital leases, net	25,208	29,837
Other assets	119,193	116,209
Goodwill	165,903	169,316
Distribution agreements, net	901,831	913,352
Customer lists and other identifiable intangible assets, net	16,941	18,320
Total assets	$3,072,424	$3,072,960

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under capital leases	$8,438	$8,221
Accounts payable, trade	186,706	197,049
Accounts payable to The Coca-Cola Company	142,849	171,042
Other accrued liabilities	153,609	185,530
Accrued compensation	57,651	72,484
Accrued interest payable	9,363	5,126
Total current liabilities	558,616	639,452
Deferred income taxes	123,248	112,364
Pension and postretirement benefit obligations	98,738	118,392
Other liabilities	600,310	620,579
Obligations under capital leases	28,840	35,248
Long-term debt	1,194,109	1,088,018
Total liabilities	2,603,861	2,614,053
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,841,132 and 2,820,836 shares issued, respectively	2,839	2,819
Capital in excess of par value	124,228	120,417
Retained earnings	388,750	388,718
Accumulated other comprehensive loss	(92,003)	(94,202)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Bottling Co. Consolidated	372,764	366,702
Noncontrolling interest	95,799	92,205
Total equity	468,563	458,907
Total liabilities and equity	$3,072,424	$3,072,960

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Bottling Co. Consolidated	Non- controlling Interest	Total Equity
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income	-	-	-	7,046	-	-	-	7,046	3,594	10,640
Other comprehensive income, net of tax	-	-	-	-	2,199	-	-	2,199	-	2,199
Cash dividends paid:
Common Stock ($0.75 per share)	-	-	-	(5,357)	-	-	-	(5,357)	-	(5,357)
Class B Common Stock ($0.75 per share)	-	-	-	(1,657)	-	-	-	(1,657)	-	(1,657)
Issuance of 20,296 shares of Class B Common Stock	-	20	3,811	-	-	-	-	3,831	-	3,831
Balance on September 30, 2018	$10,204	$2,839	$124,228	$388,750	$(92,003)	$(60,845)	$(409)	$372,764	$95,799	$468,563

Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income	-	-	-	18,613	-	-	-	18,613	3,462	22,075
Other comprehensive income, net of tax	-	-	-	-	1,343	-	-	1,343	-	1,343
Cash dividends paid:
Common Stock ($0.75 per share)	-	-	-	(5,356)	-	-	-	(5,356)	-	(5,356)
Class B Common Stock ($0.75 per share)	-	-	-	(1,639)	-	-	-	(1,639)	-	(1,639)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on October 1, 2017	$10,204	$2,819	$120,417	$313,129	$(91,554)	$(60,845)	$(409)	$293,761	$89,355	$383,116

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Three Quarters
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$10,640	$22,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	123,542	108,697
Amortization of intangible assets and deferred proceeds, net	16,954	11,596
Deferred income taxes	9,903	(24,741)
Gain on exchange transactions	(10,170)	-
Loss on sale of property, plant and equipment	6,123	3,420
Impairment of property, plant and equipment	299	-
Fair value adjustment of acquisition related contingent consideration	1,584	23,140
Stock compensation expense	4,494	6,473
Amortization of debt costs	1,103	806
Proceeds from Territory Conversion Fee	-	87,066
Change in current assets less current liabilities (exclusive of acquisitions)	(120,421)	(19,036)
Change in other noncurrent assets (exclusive of acquisitions)	724	(13,391)
Change in other noncurrent liabilities (exclusive of acquisitions)	(18,762)	(3,746)
Other	17	66
Total adjustments	15,390	180,350
Net cash provided by operating activities	$26,030	$202,425

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisitions)	$(113,104)	$(114,953)
Investment in CONA Services LLC	(2,098)	(1,976)
Acquisition of distribution territories and regional manufacturing facilities, net of cash acquired and purchase price settlements	1,811	(227,769)
Proceeds from cold drink equipment	3,789	8,400
Proceeds from the sale of property, plant and equipment	3,555	493
Glacéau distribution agreement consideration	-	(15,598)
Prepayment of funds for October 2017 Expansion Transactions	-	(56,498)
Net cash used in investing activities	$(106,047)	$(407,901)

Cash Flows from Financing Activities:
Payments on Revolving Credit Facility	$(322,000)	$(238,000)
Borrowings under Revolving Credit Facility	285,000	333,000
Proceeds from issuance of Senior Notes	150,000	125,000
Payment of acquisition related contingent consideration	(18,312)	(11,650)
Payment on Term Loan Facility	(7,500)	-
Cash dividends paid	(7,014)	(6,995)
Principal payments on capital lease obligations	(6,191)	(5,594)
Debt issuance fees	(1,531)	(213)
Net cash provided by financing activities	$72,452	$195,548

Net decrease in cash	$(7,565)	$(9,928)
Cash at beginning of period	16,902	21,850
Cash at end of period	$9,337	$11,922

Significant noncash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$4,081	$13,724
Issuance of Class B Common Stock in connection with stock award	3,831	3,669

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The consolidated condensed financial statements include the accounts of Coca‑Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of September 30, 2018 and December 31, 2017.
•

The results of operations and comprehensive income for the 13 week periods ended September 30, 2018 (“third quarter” of fiscal 2018 (“2018”)) and October 1, 2017 (“third quarter” of fiscal 2017 (“2017”)), and the 39 week periods ended September 30, 2018 (“first three quarters” of 2018) and October 1, 2017 (“first three quarters” of 2017).

•	The changes in equity and cash flows for the first three quarters of 2018 and the first three quarters of 2017.

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

With the adoption of this guidance in the first quarter of 2018, the Company recorded the non-service cost component of net periodic benefit cost, which totaled $0.6 million in the third quarter of 2018 and $2.0 million in the first three quarters of 2018, to other income (expense), net in the consolidated condensed statements of operations. The Company reclassified $1.3 million from the third quarter of 2017 and $4.0 million from the first three quarters of 2017 of non-service cost components of net periodic benefit cost and other benefit plan charges from selling, delivery and administrative (“S,D&A”) expenses to other income (expense), net in the consolidated condensed statements of operations. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

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

The Company has formed a project team, which is in the process of reviewing its existing lease portfolio, including certain service contracts for embedded leases, to determine the size of the Company’s lease portfolio in order to evaluate the impact of this new guidance on the Company’s consolidated condensed financial statements. The Company anticipates the impact of adopting this new guidance will be material to its consolidated condensed balance sheets. The impact on the Company’s consolidated condensed statements of operations is still being evaluated. As the impact of the new guidance is non-cash in nature, the Company does not anticipate the impact of adopting this new guidance will be material to its consolidated condensed statements of cash flows. Additionally, the Company is evaluating the impacts of ASU 2016‑02 beyond accounting, including system, data and process changes required to comply with this standard. The Company anticipates implementing new controls and utilizing a lease accounting software application with the adoption of this new guidance and on a go-forward basis in order to properly approve, track and account for its entire lease portfolio.

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

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first three quarters of 2018, approximately 66% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption. All the Company’s beverage sales were to customers in the United States. The Company typically collects payment from customers within 30 days from the date of sale.

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

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Bottle/can sales:
Sparkling beverages (carbonated)	$605,614	$582,710	$1,787,451	$1,670,093
Still beverages (noncarbonated, including energy products)	413,282	384,495	1,142,764	1,009,508
Total bottle/can sales	1,018,896	967,205	2,930,215	2,679,601

Other sales:
Sales to other Coca-Cola bottlers	92,139	104,619	300,819	274,317
Post-mix and other	100,626	90,702	279,963	243,601
Total other sales	192,765	195,321	580,782	517,918

Total net sales	$1,211,661	$1,162,526	$3,510,997	$3,197,519

Bottle/can sales represented approximately 83% and 84% in the first three quarters of 2018 and the first three quarters of 2017, respectively. The sparkling beverage category represented approximately 61% and 62% of total bottle/can sales during the first three quarters of 2018 and the first three quarters of 2017, respectively.

Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in both the first three quarters of 2018 and the first three quarters of 2017. Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Point in time net sales:
Nonalcoholic - point in time	$1,168,276	$1,132,181	$3,394,253	$3,112,777
Total point in time net sales	$1,168,276	$1,132,181	$3,394,253	$3,112,777

Over time net sales:
Nonalcoholic - over time	$11,936	$10,057	$33,239	$27,197
Other - over time	31,449	20,288	83,505	57,545
Total over time net sales	$43,385	$30,345	$116,744	$84,742

Total net sales	$1,211,661	$1,162,526	$3,510,997	$3,197,519

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns was $2.3 million as of September 30, 2018 and was included in the allowance for doubtful accounts in the consolidated condensed balance sheet. Returned product is recognized as a reduction of net sales.

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

A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company is included in the Company’s Annual Report on Form 10‑K for 2017. Following is a summary of the System Transformation Transactions for which final post-closing adjustments were completed during the third quarter of 2018 in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for such transactions. As of September 30, 2018, the cash purchase prices or settlement amounts for all System Transformation Transactions have been resolved according to the terms of the transaction agreements. The post-closing adjustments made during the third quarter of 2018 resulted in a $10.2 million net adjustment to the gain on exchange transactions in the consolidated condensed statements of operations.

Acquisition of Arkansas Distribution Territories and Memphis, Tennessee and West Memphis, Arkansas Regional Manufacturing Facilities in exchange for the Company’s Deep South and Somerset Distribution Territories and Mobile, Alabama Manufacturing Facility (the “CCR Exchange Transaction”)

On October 2, 2017, the Company (i) acquired from CCR distribution rights and related assets in territories previously served by CCR through CCR’s facilities and equipment located in central and southern Arkansas and two regional manufacturing facilities located in Memphis, Tennessee and West Memphis, Arkansas and related manufacturing assets (collectively, the “CCR Exchange Business”) in exchange for which the Company (ii) transferred to CCR distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in portions of southern Alabama, southeastern Mississippi, southwestern Georgia and northwestern Florida and in and around Somerset, Kentucky and a regional manufacturing facility located in Mobile, Alabama and related manufacturing assets (collectively, the “Deep South and Somerset Exchange Business”), pursuant to an asset exchange agreement entered into by the Company, certain of its wholly-owned subsidiaries and CCR on September 29, 2017.

At closing, the Company paid CCR $15.9 million toward the settlement amount for the CCR Exchange Transaction, representing an estimate of the difference between the value of the CCR Exchange Business acquired by the Company and the value of the Deep South and Somerset Exchange Business acquired by CCR. During the fourth quarter of 2017, the Company recorded certain adjustments to this settlement amount as a result of changes in estimated net working capital and other fair value adjustments. The settlement amount was included in accounts payable to The Coca‑Cola Company in the consolidated condensed balance sheet as of December 31, 2017.

During the third quarter of 2018, all post-closing adjustments were finalized for the CCR Exchange Transaction, resulting in a final settlement amount for the CCR Exchange Transaction of $26.2 million. A net balance of $10.3 million related to the settlement amount for the CCR Exchange Transaction remained payable to CCR by the Company as of September 30, 2018. This balance was paid to CCR during the fourth quarter of 2018.

Acquisition of Memphis, Tennessee Distribution Territories (the “Memphis Transaction”)

On October 2, 2017, the Company acquired distribution rights and related assets in territories previously served by CCR through CCR’s facilities and equipment located in and around Memphis, Tennessee, including portions of northwestern Mississippi and eastern Arkansas (the “Memphis Territory”), pursuant to an asset purchase agreement entered by the Company and CCR on September 29, 2017 (the “September 2017 APA”). At closing, the Company paid CCR $39.6 million toward the purchase price for the Memphis Transaction. During the second and third quarters of 2018, all post-closing adjustments were finalized for the Memphis Transaction, resulting in a net increase of $2.6 million in the cash purchase price, which was paid to CCR during the third quarter of 2018.

Acquisition of Spartanburg and Bluffton, South Carolina Distribution Territories in exchange for the Company’s Florence and Laurel Territories and Piedmont’s Northeastern Georgia Territories (the “United Exchange Transaction”)

On October 2, 2017, the Company and Piedmont completed exchange transactions in which (i) the Company acquired from United distribution rights and related assets in territories previously served by United through United’s facilities and equipment located in and around Spartanburg, South Carolina and a portion of United’s territory located in and around Bluffton, South Carolina (collectively, the “United Distribution Business”) and Piedmont acquired from United similar rights, assets and liabilities, and working capital in the remainder of United’s Bluffton, South Carolina territory, in exchange for which (ii) the Company transferred to United distribution rights and related assets in territories previously served by the Company through its facilities and equipment located in parts of northwestern Alabama, south-central Tennessee and southeastern Mississippi previously served by the Company’s distribution centers located in Florence, Alabama and Laurel, Mississippi (collectively, the “Florence and Laurel Distribution Business”) and Piedmont transferred to United similar rights, assets and liabilities, and working capital of Piedmont’s in territory located in parts of northeastern Georgia (the “Northeastern Georgia Distribution Business”), pursuant to an asset exchange agreement between the Company, certain of its wholly-owned subsidiaries and United dated September 29, 2017 and an asset exchange agreement between Piedmont and United dated September 29, 2017.

At closing, the Company and Piedmont paid United $3.4 million toward the settlement amount for the United Exchange Transaction, representing an estimate of (i) the difference between the value of the United Distribution Business acquired by the Company and the value of the Florence and Laurel Distribution Business acquired by United, plus (ii) the difference between the value of the portion of the Bluffton, South Carolina territory acquired by Piedmont and the value of the Northeastern Georgia Distribution Business acquired by United. During the third quarter of 2018, all post-closing adjustments were finalized for the United Exchange Transaction, resulting in an increase of $2.8 million in the settlement amount, which was included in accounts payable, trade in the consolidated condensed balance sheet as of September 30, 2018. The Company anticipates this balance will be paid to United during the fourth quarter of 2018.

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

The fair value of acquired assets and assumed liabilities of the System Transformation Transactions that closed during 2017 (the “2017 System Transformation Transactions”), as of the acquisition dates, is summarized as follows:

(in thousands)	January 2017 Transaction	March 2017 Transactions	April 2017 Transactions	October 2017 Acquisitions	Total 2017 System Transformation Transactions Acquisitions
Cash	$107	$211	$103	$191	$612
Inventories	5,953	20,952	14,554	14,850	56,309
Prepaid expenses and other current assets	1,155	5,117	4,068	4,573	14,913
Accounts receivable from The Coca-Cola Company	1,042	1,807	2,552	1,447	6,848
Property, plant and equipment	25,708	81,638	52,263	71,589	231,198
Other assets (including deferred taxes)	1,158	3,227	3,960	1,300	9,645
Goodwill	1,544	2,527	16,941	11,442	32,454
Distribution agreements	22,000	46,750	19,500	129,450	217,700
Customer lists	1,500	1,750	1,000	4,950	9,200
Total acquired assets	$60,167	$163,979	$114,941	$239,792	$578,879

Current liabilities (acquisition related contingent consideration)	$1,350	$2,958	$1,475	$1,501	$7,284
Other current liabilities	324	3,760	2,860	8,311	15,255
Other liabilities (acquisition related contingent consideration)	26,377	49,739	25,616	20,676	122,408
Other liabilities	43	2,953	1,792	102	4,890
Total assumed liabilities	$28,094	$59,410	$31,743	$30,590	$149,837

The fair value of acquired assets and assumed liabilities in the October 2017 Acquisitions as of the acquisition date is summarized as follows:

(in thousands)	CCR Exchange Business	Memphis Territory	United Exchange Business	Total October 2017 Acquisitions
Cash	$91	$100	$-	$191
Inventories	10,667	3,354	829	14,850
Prepaid expenses and other current assets	3,172	1,087	314	4,573
Accounts receivable from The Coca-Cola Company	674	563	210	1,447
Property, plant and equipment	47,484	21,321	2,784	71,589
Other assets (including deferred taxes)	753	547	-	1,300
Goodwill	3,546	5,199	2,697	11,442
Distribution agreements	80,100	35,400	13,950	129,450
Customer lists	3,200	1,200	550	4,950
Total acquired assets	$149,687	$68,771	$21,334	$239,792

Current liabilities (acquisition related contingent consideration)	$-	$1,501	$-	$1,501
Other current liabilities	3,497	4,323	491	8,311
Other liabilities (acquisition related contingent consideration)	-	20,676	-	20,676
Other liabilities	15	87	-	102
Total assumed liabilities	$3,512	$26,587	$491	$30,590

The goodwill for the 2017 System Transformation Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $11.4 million, $3.5 million, $8.6 million and $2.7 million is expected to be deductible for tax purposes for the April 2017 Transactions, the CCR Exchange Business, the Memphis Territory and the United Exchange Business, respectively. No goodwill is expected to be deductible for tax purposes for the January 2017 Transaction or the March 2017 Transactions.

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

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Impact to net sales - total 2017 System Transformation Transactions acquisitions	$308,825	$221,034	$896,179	$454,174
Impact to net sales - October 2017 Divestitures	-	79,032	-	231,301
Total impact to net sales	$308,825	$300,066	$896,179	$685,475

Impact to income from operations - total 2017 System Transformation Transactions acquisitions	$11,874	$3,176	$14,635	$13,595
Impact to income from operations - October 2017 Divestitures	-	7,689	-	22,973
Total impact to income from operations	$11,874	$10,865	$14,635	$36,568

The Company incurred transaction related expenses for the System Transformation Transactions of $5.6 million in the first three quarters of 2017, which were included within S,D&A expenses on the consolidated condensed statements of operations.

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

	Third Quarter 2017		First Three Quarters 2017
(in thousands)	Net Sales	Income from Operations	Net Sales	Income from Operations
Balance as reported	$1,162,526	$37,472	$3,197,519	$101,077
Pro forma adjustments (unaudited)	1,754	55	231,183	4,262
Balance including pro forma adjustments (unaudited)	$1,164,280	$37,527	$3,428,702	$105,339

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

4.Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Finished products	$156,669	$116,354
Manufacturing materials	35,703	33,073
Plastic shells, plastic pallets and other inventories	37,520	34,191
Total inventories	$229,892	$183,618

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Repair parts	$29,535	$30,530
Current portion of income taxes	22,896	35,930
Prepaid software	5,786	5,855
Prepayments for sponsorship contracts	5,644	6,358
Commodity hedges at fair market value	1,047	4,420
Other prepaid expenses and other current assets	26,606	17,553
Total prepaid expenses and other current assets	$91,514	$100,646

6.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	September 30, 2018	December 31, 2017	Estimated Useful Lives
Land	$78,478	$78,825
Buildings	216,821	211,308	8-50 years
Machinery and equipment	320,447	315,117	5-20 years
Transportation equipment	373,426	351,479	4-20 years
Furniture and fixtures	92,000	89,559	3-10 years
Cold drink dispensing equipment	497,008	488,208	5-17 years
Leasehold and land improvements	130,257	125,348	5-20 years
Software for internal use	120,767	113,490	3-10 years
Construction in progress	13,524	25,490
Total property, plant and equipment, at cost	1,842,728	1,798,824
Less: Accumulated depreciation and amortization	844,611	767,436
Property, plant and equipment, net	$998,117	$1,031,388

Depreciation expense, which includes amortization expense for leased property under capital leases, was $123.5 million in the first three quarters of 2018 and $108.7 million in the first three quarters of 2017.

7.Goodwill

A reconciliation of the activity for goodwill for the first three quarters of 2018 and the first three quarters of 2017 is as follows:

	First Three Quarters
(in thousands)	2018	2017
Beginning balance - goodwill	$169,316	$144,586
System Transformation Transactions acquisitions	-	19,035
Measurement period adjustments(1)	(3,413)	1,807
Balance held for sale(2)	-	(12,727)
Ending balance - goodwill	$165,903	$152,701

(1)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction. See Note 3 to the consolidated condensed financial statements for additional information on the System Transformation Transactions.

(2)	Goodwill of $12.7 million related to the October 2017 Divestitures was classified as held for sale as of October 1, 2017.

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter of each fiscal year. During the first three quarters of 2018, the Company did not experience any triggering events or changes in circumstances indicating the carrying amounts of the Company’s goodwill exceeded fair values.

8.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Distribution agreements at cost	$945,895	$939,527
Less: Accumulated amortization	(44,064)	(26,175)
Distribution agreements, net	$901,831	$913,352

A reconciliation of the activity for distribution agreements, net for the first three quarters of 2018 and the first three quarters of 2017 is as follows:

	First Three Quarters
(in thousands)	2018	2017
Beginning balance - distribution agreements, net	$913,352	$234,988
Conversion to distribution rights from franchise rights(1)	-	533,040
System Transformation Transactions acquisitions	-	36,800
Measurement period adjustment(2)	4,700	-
Other distribution agreements	1,668	44
Additional accumulated amortization	(17,889)	(11,774)
Balance held for sale(3)	-	(63,321)
Ending balance - distribution agreements, net	$901,831	$729,777

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

(3)	Distribution agreements, net of $63.3 million related to the October 2017 Divestitures was classified as held for sale as of October 1, 2017.

9.Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight line basis and have an estimated useful life of 12 to 20 years, consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	(8,347)	(6,968)
Customer lists and other identifiable intangible assets, net	$16,941	$18,320

A reconciliation of the activity for customer lists and other identifiable intangible assets, net for the first three quarters of 2018 and the first three quarters of 2017 is as follows:

	First Three Quarters
(in thousands)	2018	2017
Beginning balance - customer lists and other identifiable intangible assets, net	$18,320	$10,427
System Transformation Transactions acquisitions	-	3,800
Additional accumulated amortization	(1,379)	(965)
Ending balance - customer lists and other identifiable intangible assets, net	$16,941	$13,262

10.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accrued insurance costs	$39,299	$35,433
Employee and retiree benefit plan accruals	25,950	27,024
Accrued marketing costs	25,875	33,376
Current portion of acquisition related contingent consideration	25,306	23,339
Checks and transfers yet to be presented for payment from zero balance cash accounts	11,900	37,262
Accrued taxes (other than income taxes)	5,811	6,391
Current deferred proceeds from Territory Conversion Fee(1)	2,286	2,286
All other accrued expenses	17,182	20,419
Total other accrued liabilities	$153,609	$185,530

(1)

Pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended), upon the conversion of the Company’s then-existing bottling agreements to the CBA on March 31, 2017, the Company received a one-time fee from CCR, which, after final adjustments made during the second quarter of 2017, totaled $91.5 million (the “Territory Conversion Fee”). The Territory Conversion Fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next twelve months was classified as current.

11.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public / Non-public	September 30, 2018	December 31, 2017
Senior Notes(1)	4/15/2019	7.00%	Semi-annually	Public	$110,000	$110,000
Term Loan Facility(1)	6/7/2021	Variable	Varies	Non-public	292,500	300,000
Senior Notes	2/27/2023	3.28%	Semi-annually	Non-public	125,000	125,000
Revolving Credit Facility	6/8/2023	Variable	Varies	Non-public	170,000	207,000
Senior Notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior Notes	3/21/2030	3.96%	Quarterly	Non-public	150,000	-
Unamortized discount on Senior Notes	4/15/2019				(143)	(332)
Unamortized discount on Senior Notes	11/25/2025				(63)	(70)
Debt issuance costs					(3,185)	(3,580)
Total debt					1,194,109	1,088,018
Less: Current portion of debt					-	-
Long-term debt					$1,194,109	$1,088,018

(1)

Pursuant to the Company’s Term Loan Facility (as defined below) and the indenture under which the senior notes due in 2019 were issued, principal payments will be due in the next twelve months. The Company intends to refinance these amounts and has the capacity to do so under its Revolving Credit Facility (as defined below), which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as non-current.

The Company had capital lease obligations of $37.3 million on September 30, 2018 and $43.5 million on December 31, 2017. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

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

During the third quarter of 2018, the Company amended each of the Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility to (i) align the calculation of the two financial covenants and certain events of default under each agreement and (ii) with regard to the Term Loan Facility, to revise the calculation of the rates at which borrowings bear interest to conform with the calculation of such rates under the Revolving Credit Facility.

The Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of September 30, 2018. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

		Third Quarter		First Three Quarters
(in thousands)	Classification of Gain (Loss)	2018	2017	2018	2017
Commodity hedges	Cost of sales	$(260)	$2,042	$(2,776)	$2,066
Commodity hedges	Selling, delivery and administrative expenses	(209)	1,359	(363)	475
Total gain (loss)		$(469)	$3,401	$(3,139)	$2,541

The following table summarizes the fair values and classification in the consolidated condensed balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	September 30, 2018	December 31, 2017
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$1,047	$4,420
Commodity hedges at fair market value	Other assets	234	-
Total assets		$1,281	$4,420

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

(in thousands)	September 30, 2018	December 31, 2017
Gross derivative assets	$15,633	$4,481
Gross derivative liabilities	14,352	61

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	September 30, 2018	December 31, 2017
Notional amount of outstanding commodity derivative agreements	$143,282	$59,564
Latest maturity date of outstanding commodity derivative agreements	December 2019	December 2018

13.Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	September 30, 2018
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$36,291	$36,291	$36,291	$-	$-
Commodity hedging agreements	1,281	1,281	-	1,281	-
Liabilities:
Deferred compensation plan liabilities	36,291	36,291	36,291	-	-
Non-public variable rate debt	462,031	462,500	-	462,500	-
Non-public fixed rate debt	274,697	256,200	-	256,200	-
Public debt securities	457,381	457,800	-	457,800	-
Acquisition related contingent consideration	363,836	363,836	-	-	363,836

	December 31, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,166	$33,166	$33,166	$-	$-
Commodity hedging agreements	4,420	4,420	-	4,420	-
Liabilities:
Deferred compensation plan liabilities	33,166	33,166	33,166	-	-
Non-public variable rate debt	506,398	507,000	-	507,000	-
Non-public fixed rate debt	124,829	126,400	-	126,400	-
Public debt securities	456,791	475,100	-	475,100	-
Acquisition related contingent consideration	381,291	381,291	-	-	381,291

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

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Beginning balance - Level 3 liability	$374,537	$319,102	$381,291	$253,437
Increase due to System Transformation Transactions acquisitions	-	-	-	46,086
Measurement period adjustments(1)	(1,279)	-	813	-
Payment of acquisition related contingent consideration	(7,049)	(5,094)	(18,312)	(11,650)
Reclassification to current payables	-	150	(1,540)	(2,080)
(Favorable)/unfavorable fair value adjustment	(2,373)	(5,225)	1,584	23,140
Ending balance - Level 3 liability	$363,836	$308,933	$363,836	$308,933

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

The fair value adjustments to the acquisition related contingent consideration liability during the first three quarters of 2018 were primarily driven by changes to the risk-free interest rate and the projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees, partially offset by cash payments. The fair value adjustments to the acquisition related contingent consideration liability during the first three quarters of 2017 were primarily driven by a change in the risk-free interest rate. These adjustments were recorded in other income (expense), net in the consolidated condensed statements of operations.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be in the range of $25 million to $47 million.

14.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Non-current portion of acquisition related contingent consideration	$338,530	$357,952
Accruals for executive benefit plans	128,079	125,791
Non-current deferred proceeds from Territory Conversion Fee	85,734	87,449
Non-current deferred proceeds from Legacy Facilities Credit(1)	30,568	29,881
Other	17,399	19,506
Total other liabilities	$600,310	$620,579

(1)

In December 2017, The Coca‑Cola Company agreed to provide the Company a one-time fee, which, after final adjustments made during the third quarter of 2018, totaled $44.3 million (the “Legacy Facilities Credit”). The Legacy Facilities Credit compensated the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at the manufacturing facilities owned by Company prior to the System Transformation and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers pursuant to new pricing mechanisms included in the regional manufacturing agreement entered into by the Company and The Coca‑Cola Company on March 31, 2017, as amended. The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility in Mobile, Alabama which the Company transferred to CCR as part of the CCR Exchange Transaction. The remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years.

15.Commitments and Contingencies

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $6.8 million in the first three quarters of 2018 and $6.9 million in the first three quarters of 2017.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 22.2 million cases and 22.6 million cases of finished product from SAC in the first three quarters of 2018 and the first three quarters of 2017, respectively.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. The Company accounts for Southeastern as an equity method investment.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Purchases from SAC	$38,569	$37,267	$117,729	$111,408
Purchases from Southeastern	32,379	29,344	92,613	80,301
Total purchases from manufacturing cooperatives	$70,948	$66,611	$210,342	$191,709

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2021. The amounts guaranteed were $23.9 million as of both September 30, 2018 and December 31, 2017. The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The following table summarizes the Company’s maximum exposure under this guarantee if SAC had borrowed up to its aggregate borrowing capacity:

(in thousands)	September 30, 2018
Maximum guaranteed debt	$23,938
Equity investments(1)	8,175
Maximum total exposure, including equity investments	$32,113

(1)	Recorded in other assets on the Company’s consolidated condensed balance sheets.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s consolidated condensed financial statements. The Company monitors its investments in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC was identified as of September 30, 2018, and there was no impairment identified in 2017.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million as of both September 30, 2018 and December 31, 2017.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of September 30, 2018, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $160.0 million.

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

16.Income Taxes

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes, was 24.1% for the first three quarters of 2018 and 34.8% for the first three quarters of 2017. The decrease in the effective tax rate was primarily driven by the corporate rate reduction due to the Tax Act and its impact on prior estimates and lower income before income taxes, which was offset by an increase in certain non-deductible expenses.

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 32.5% for the first three quarters of 2018 and 38.8% for the first three quarters of 2017.

Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company recognized a provisional tax benefit related to the re-measurement of its net deferred tax liability of $69.0 million as of December 31, 2017. During the third quarter of 2018, the Company recorded an additional provisional tax benefit of $1.9 million attributable to the re-measurement of its net deferred tax liability in connection with the filing of its 2017 federal income tax return.

The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service (the “IRS”), changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimates, analysis, interpretations and assumptions made by the Company.

The Company had uncertain tax positions, including accrued interest, of $3.0 million on September 30, 2018 and $2.4 million on December 31, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated condensed financial statements.

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

A summary of AOCI(L) for the third quarter of 2018 and the third quarter of 2017 is as follows:

(in thousands)	July 1, 2018	Pre-tax Activity	Tax Effect	September 30, 2018
Net pension activity:
Actuarial loss	$(77,212)	$934	$(231)	$(76,509)
Prior service costs	(34)	6	(2)	(30)
Net postretirement benefits activity:
Actuarial loss	(22,767)	499	(123)	(22,391)
Prior service costs	1,048	(462)	114	700
Recognized loss due to October 2017 Divestitures(1)	6,220	-	-	6,220
Foreign currency translation adjustment	8	(2)	1	7
Total	$(92,737)	$975	$(241)	$(92,003)

(1)	Recognized loss due to the divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business during the fourth quarter of 2017.

(in thousands)	July 2, 2017	Pre-tax Activity	Tax Effect	October 1, 2017
Net pension activity:
Actuarial loss	$(71,402)	$807	$(311)	$(70,906)
Prior service costs	(52)	7	(3)	(48)
Net postretirement benefits activity:
Actuarial loss	(23,315)	648	(250)	(22,917)
Prior service costs	2,763	(745)	287	2,305
Foreign currency translation adjustment	5	11	(4)	12
Total	$(92,001)	$728	$(281)	$(91,554)

A summary of AOCI(L) for the first three quarters of 2018 and the first three quarters of 2017 is as follows:

(in thousands)	December 31, 2017	Pre-tax Activity	Tax Effect	September 30, 2018
Net pension activity:
Actuarial loss	$(78,618)	$2,800	$(691)	$(76,509)
Prior service costs	(43)	18	(5)	(30)
Net postretirement benefits activity:
Actuarial loss	(23,519)	1,497	(369)	(22,391)
Prior service costs	1,744	(1,386)	342	700
Recognized loss due to October 2017 Divestitures(1)	6,220	-	-	6,220
Foreign currency translation adjustment	14	(10)	3	7
Total	$(94,202)	$2,919	$(720)	$(92,003)

(1)	Recognized loss due to the divestiture of the Deep South and Somerset Exchange Business and the Florence and Laurel Distribution Business during the fourth quarter of 2017.

(in thousands)	January 1, 2017	Pre-tax Activity	Tax Effect	October 1, 2017
Net pension activity:
Actuarial loss	$(72,393)	$2,421	$(934)	$(70,906)
Prior service costs	(61)	21	(8)	(48)
Net postretirement benefits activity:
Actuarial loss	(24,111)	1,944	(750)	(22,917)
Prior service costs	3,679	(2,237)	863	2,305
Foreign currency translation adjustment	(11)	37	(14)	12
Total	$(92,897)	$2,186	$(843)	$(91,554)

A summary of the impact of AOCI(L) on certain statements of operations line items is as follows:

	Third Quarter 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$217	$6	$-	$223
Selling, delivery and administrative expenses	723	31	(2)	752
Subtotal pre-tax	940	37	(2)	975
Income tax expense	233	9	(1)	241
Total after tax effect	$707	$28	$(1)	$734

	Third Quarter 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$171	$(21)	$-	$150
Selling, delivery and administrative expenses	643	(76)	11	578
Subtotal pre-tax	814	(97)	11	728
Income tax expense	314	(37)	4	281
Total after tax effect	$500	$(60)	$7	$447

	First Three Quarters 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$648	$19	$-	$667
Selling, delivery and administrative expenses	2,170	92	(10)	2,252
Subtotal pre-tax	2,818	111	(10)	2,919
Income tax expense	696	27	(3)	720
Total after tax effect	$2,122	$84	$(7)	$2,199

	First Three Quarters 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$497	$(64)	$-	$433
Selling, delivery and administrative expenses	1,945	(230)	37	1,752
Subtotal pre-tax	2,442	(294)	37	2,185
Income tax expense	942	(114)	14	842
Total after tax effect	$1,500	$(180)	$23	$1,343

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

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized on the closing share price of the last trading day prior to the end of the fiscal period, was as follows:

	First Three Quarters
(in thousands, except share price)	2018	2017
Total compensation expense	$4,494	$6,473
Share price for compensation expense	$182.28	$215.75
Share price date for compensation expense	September 28, 2018	September 29, 2017

During the second quarter of 2018, the Committee and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”), which will compensate J. Frank Harrison, III based on the Company’s performance and will succeed the Performance Unit Award Agreement upon its expiration. Awards granted under the Long-Term Performance Equity Plan will be earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Committee. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last twenty trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in S,D&A expenses on the consolidated condensed statements of operations, was $1.5 million for the first three quarters of 2018.

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

The components of net periodic pension cost were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Service cost	$1,412	$150	$4,237	$450
Interest cost	2,856	2,978	8,568	8,936
Expected return on plan assets	(3,853)	(3,399)	(11,557)	(10,197)
Recognized net actuarial loss	934	807	2,800	2,421
Amortization of prior service cost	6	7	18	21
Net periodic pension cost	$1,355	$543	$4,066	$1,631

The Company contributed $20.0 million to the two Company sponsored pension plans during the third quarter of 2018 and does not anticipate making additional contributions during the fourth quarter of 2018.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during covered employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Service cost	$502	$572	$1,507	$1,716
Interest cost	696	910	2,088	2,732
Recognized net actuarial loss	499	648	1,497	1,944
Amortization of prior service cost	(462)	(745)	(1,386)	(2,237)
Net periodic postretirement benefit cost	$1,235	$1,385	$3,706	$4,155

Multi-Employer Benefits

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. The collective bargaining agreements covering the Teamsters Plan expire at various times by April 2020. The Company expects these agreements will be re-negotiated.

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

As of September 30, 2018, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$341,949	$317,040	$904,244	$806,256
Customer marketing programs	34,005	27,855	110,062	102,095
Cold drink equipment parts	7,958	6,881	22,188	18,968
Glacéau distribution agreement consideration	-	-	-	15,598

Payments made by The Coca-Cola Company to the Company for:
Proceeds from Territory Conversion Fee	$-	$-	$-	$87,066
Marketing funding support payments	22,632	22,074	65,325	62,235
Fountain delivery and equipment repair fees	10,199	9,286	29,899	26,138
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	1,937	1,773	7,663	6,881
Presence marketing funding support on the Company’s behalf	1,108	2,707	6,203	3,844
Cold drink equipment	-	-	3,789	8,400

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

	2017
(in thousands)	Third Quarter	First Three Quarters
Purchases from CCR	$20,157	$110,451
Gross sales to CCR	11,873	72,930

Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. Sub-bottling payments to CCR were $18.3 million during the first three quarters of 2018 and $11.7 million during the first three quarters of 2017. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	September 30, 2018	December 31, 2017
Current portion of acquisition related contingent consideration	$25,306	$23,339
Non-current portion of acquisition related contingent consideration	338,530	357,952
Total acquisition related contingent consideration	$363,836	$381,291

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $13.9 million on September 30, 2018 and $11.2 million on December 31, 2017, which were classified as accounts receivable, other in the consolidated condensed balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.2 million in the first three quarters of 2018 and $2.0 million in the first three quarters of 2017, which were classified as S,D&A expenses in the consolidated condensed statements of operations.

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

Under the NPSG Governance Agreement, the NPSG members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of a representative of (i) the Company, (ii) The Coca‑Cola Company and (iii) each other RPB. As of September 30, 2018, the NPSG Board consisted of The Coca‑Cola Company, the Company and seven other RPBs. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for its ongoing operations.

Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, each RPB is required to make investments in its respective manufacturing assets and implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement. The Company is also obligated to pay a certain portion of the costs of operating the NPSG. The Company incurred NPSG operating costs of $0.9 million in the first three quarters of 2018 and $0.8 million in the first three quarters of 2017, which were classified as S,D&A expense in the consolidated condensed statements of operations.

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

The Company made capital contributions to CONA of $2.1 million in the first three quarters of 2018 and $2.0 million in the first three quarters of 2017, which were classified as other assets in the consolidated condensed balance sheets. No CONA member may transfer its membership interest (or any portion thereof) except to a purchaser of the member’s bottling business (or any portion thereof) and as permitted under the member’s comprehensive beverage agreement with The Coca‑Cola Company.

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

The Company is obligated to pay the service fees under the CONA MSA even if it is not using the CONA System for all or any portion of its distribution and manufacturing operations. The Company incurred CONA services fees of $15.5 million in the first three quarters of 2018 and $9.2 million in the first three quarters of 2017.

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

A summary of the principal balance outstanding under these related party capital leases is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Company headquarters	$10,597	$12,771
Snyder Production Center	9,033	11,612

A summary of rental payments related to these capital leases is as follows:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Company headquarters	$1,110	$1,091	$3,346	$3,294
Snyder Production Center	1,049	1,018	3,147	3,055

21.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2018	2017	2018	2017
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$25,164	$17,316	$7,046	$18,613
Less dividends:
Common Stock	1,787	1,785	5,357	5,356
Class B Common Stock	556	548	1,657	1,639
Total undistributed earnings	$22,821	$14,983	$32	$11,618

Common Stock undistributed earnings – basic	$17,422	$11,463	24	$8,893
Class B Common Stock undistributed earnings – basic	5,399	3,520	8	2,725
Total undistributed earnings – basic	$22,821	$14,983	$32	$11,618

Common Stock undistributed earnings – diluted	$17,327	$11,414	24	$8,855
Class B Common Stock undistributed earnings – diluted	5,494	3,569	8	2,763
Total undistributed earnings – diluted	$22,821	$14,983	$32	$11,618

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,787	$1,785	$5,357	$5,356
Common Stock undistributed earnings – basic	17,422	11,463	24	8,893
Numerator for basic net income per Common Stock share	$19,209	$13,248	$5,381	$14,249

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$556	$548	$1,657	$1,639
Class B Common Stock undistributed earnings – basic	5,399	3,520	8	2,725
Numerator for basic net income per Class B Common Stock share	$5,955	$4,068	$1,665	$4,364

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,787	$1,785	$5,357	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	556	548	1,657	1,639
Common Stock undistributed earnings – diluted	22,821	14,983	32	11,618
Numerator for diluted net income per Common Stock share	$25,164	$17,316	$7,046	$18,613

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$556	$548	$1,657	$1,639
Class B Common Stock undistributed earnings – diluted	5,494	3,569	8	2,763
Numerator for diluted net income per Class B Common Stock share	$6,050	$4,117	$1,665	$4,402

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2018	2017	2018	2017
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,213	2,193	2,208	2,188

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,405	9,374	9,400	9,369
Class B Common Stock weighted average shares outstanding – diluted	2,264	2,233	2,259	2,228

Basic net income per share:
Common Stock	$2.69	$1.86	$0.75	$2.00
Class B Common Stock	$2.69	$1.86	$0.75	$2.00

Diluted net income per share:
Common Stock	$2.69	$1.85	$0.75	$1.99
Class B Common Stock	$2.68	$1.84	$0.74	$1.97

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

(3)	The denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award Agreement.
(4)	The Company does not have anti-dilutive shares.

22.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Three Quarters
(in thousands)	2018	2017
Accounts receivable, trade, net	$(34,899)	$(109,023)
Accounts receivable from The Coca-Cola Company	(2,083)	1,548
Accounts receivable, other	10,328	(8,308)
Inventories	(46,274)	(19,254)
Prepaid expenses and other current assets	8,951	(281)
Accounts payable, trade	3,749	67,058
Accounts payable to The Coca-Cola Company	(15,222)	45,722
Other accrued liabilities	(33,712)	7,924
Accrued compensation	(15,496)	(10,062)
Accrued interest payable	4,237	5,640
Change in current assets less current liabilities (exclusive of acquisitions)	$(120,421)	$(19,036)

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

The Company’s segment results are as follows:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Net sales:
Nonalcoholic Beverages(1)	$1,180,212	$1,142,238	$3,427,492	$3,139,974
All Other(1)	93,493	81,439	273,490	220,734
Eliminations(2)	(62,044)	(61,151)	(189,985)	(163,189)
Consolidated net sales	$1,211,661	$1,162,526	$3,510,997	$3,197,519

Income from operations:
Nonalcoholic Beverages	$39,361	$33,867	$32,705	$90,254
All Other	5,043	3,605	12,381	10,823
Consolidated income from operations	$44,404	$37,472	$45,086	$101,077

Depreciation and amortization:
Nonalcoholic Beverages	$44,050	$41,151	$133,095	$114,166
All Other	2,539	2,095	7,401	6,127
Consolidated depreciation and amortization	$46,589	$43,246	$140,496	$120,293

(1)

In order to correct an error in the prior year segment presentation, the Company revised net sales by $39.2 million for the third quarter of 2017 and $96.4 million for the first three quarters of 2017 to reflect sales in the Nonalcoholic Beverages segment which were previously attributed to All Other. Total net sales remain unchanged in prior periods and these revisions were not considered material to the prior periods presented.

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

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The consolidated condensed financial statements presented are:

•	The financial position as of September 30, 2018 and December 31, 2017.
•

The results of operations and comprehensive income for the 13 week periods ended September 30, 2018 (“third quarter” of fiscal 2018 (“2018”)) and October 1, 2017 (“third quarter” of fiscal 2017 (“2017”)), and the 39 week periods ended September 30, 2018 (“first three quarters” of 2018) and October 1, 2017 (“first three quarters” of 2017).

•	The changes in equity and cash flows for the first three quarters of 2018 and the first three quarters of 2017.

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

Our Business and the Nonalcoholic Beverage Industry

Coca‑Cola Bottling Co. Consolidated, a Delaware corporation, distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest independent Coca‑Cola bottler in the United States. Approximately 94% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage brands including Dr Pepper, Sundrop and Monster Energy. Our purpose is to honor God, to serve others, to pursue excellence and to grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

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

Net sales by product category were as follows:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Bottle/can sales:
Sparkling beverages (carbonated)	$605,614	$582,710	$1,787,451	$1,670,093
Still beverages (noncarbonated, including energy products)	413,282	384,495	1,142,764	1,009,508
Total bottle/can sales	1,018,896	967,205	2,930,215	2,679,601

Other sales:
Sales to other Coca-Cola bottlers	92,139	104,619	300,819	274,317
Post-mix and other	100,626	90,702	279,963	243,601
Total other sales	192,765	195,321	580,782	517,918

Total net sales	$1,211,661	$1,162,526	$3,510,997	$3,197,519

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

Executive Summary

During the third quarter of 2018, our Company made meaningful progress towards the strategic priorities we set during the second quarter of 2018, even in the midst of continued challenges in the commodities and transportation markets. Our pricing actions delivered over 4% revenue growth versus the third quarter of 2017 on relatively flat volume of almost 87 million physical cases. Our performance during the third quarter of 2018 brings our year-to-date volume growth to 5.9% and our year-to-date revenue growth to 9.8%. Our organic case volume decline in the third quarter of 2018 was 0.4% versus the third quarter of 2017, and our year-to-date organic case volume growth was 0.3% versus the prior year period. Beginning in the fourth quarter of 2018, we will have cycled all of the transactions completed during our system transformation initiative, and results should be comparable on a year-over-year basis. As discussed last quarter, the mid-week July 4th holiday resulted in volume being split between the second and third quarters in 2018. Additionally, Hurricane Florence impacted our operations in much of our coastal territory in September, although identified incremental costs due to the storm were immaterial.

Integral to the strategic priorities we set during the second quarter of 2018, we implemented numerous pricing actions throughout our territory in the third quarter of 2018 to address our increased input costs. Gross margin in the third quarter of 2018 was 60 basis points lower than the third quarter of 2017 (34.7% in the third quarter of 2018 versus 35.3% in the third quarter of 2017), which reflects significant and sequential improvement over the gross margin declines we experienced in the first half of 2018. The primary drivers of the year-over-year margin decline remain (in order of significance): (i) rising commodity costs, (ii) the volume shift to lower-margin still products, and (iii) newly acquired territories generally experiencing margins lower than our legacy territories. We continue to refine our pricing strategies and focus on driving operating efficiencies in our supply chain to improve margin performance and address the rising input costs across the consumer products landscape.

Selling, delivery and administrative (“S,D&A”) expenses in the third quarter of 2018 increased approximately $3.0 million, or 0.8%, as compared to the third quarter of 2017. Notably, our S,D&A expenses as a percent of revenue declined to 31.0% in the third quarter of 2018 from 32.1% in the third quarter of 2017. We believe this leveraging of operating expenses was the result of our actions taken during the second quarter of 2018 and our strong revenue performance in the third quarter of 2018. These improvements were partially offset by the expenses associated with our continuing territory integration efforts. While we are pleased with our operating expense performance in the third quarter, we will continue to refine and optimize our operating model across our Company to drive improvements in efficiency and profitability.

Income from operations was $44.4 million in the third quarter of 2018, increasing from $37.5 million in the third quarter of 2017. We have completed our system transformation transactions and are nearing steady state from an IT system perspective. As such, we incurred $2.7 million less in system transformation expenses in the third quarter of 2018, as compared to the third quarter of 2017. We are encouraged with our progress in operating income performance and recognize we have additional improvement opportunities.

During the third quarter of 2018, we spent $10.4 million on system transformation expenses, which primarily related to the implementation of our integrated CONA information systems platform. We anticipate spending between $6 million and $8 million on system transformation expenses in the fourth quarter of 2018 and expect to see these expenses continue to decrease over the next few quarters.

Capital spending for the third quarter was approximately $27.8 million, bringing our year-to-date total capital investments to $113.1 million. We anticipate capital spending in the range of $25 million to $35 million in the fourth quarter of 2018. Diligent capital management processes have been put in place to continue our focus on debt reduction, while investing in the highest impact projects. In addition to our capital spending, the Company contributed $20 million to fund our pension plans during the third quarter of 2018.

We expect to begin distribution of the fast-growing premium sports drink, BodyArmor, in a portion of our territories in the fourth quarter of 2018. We are excited about the addition of BodyArmor to our powerful portfolio of brands, and, while we do not expect the impact on our 2018 results to be material, we do anticipate our BodyArmor distribution rights will provide ongoing benefits and round out our sports drink portfolio.

System Transformation Transactions

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company completed a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets. A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company is included in the Company’s Annual Report on Form 10-K for 2017. As of September 30, 2018, the cash purchase prices or settlement amounts for all System Transformation Transactions have been resolved according to the terms of the transaction agreements. The post-closing adjustments made during the third quarter of 2018 resulted in a $10.2 million net adjustment to the gain on exchange transactions in the consolidated condensed statements of operations.

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

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Impact to net sales - total 2017 System Transformation Transactions acquisitions	$308,825	$221,034	$896,179	$454,174
Impact to net sales - October 2017 Divestitures	-	79,032	-	231,301
Total impact to net sales	$308,825	$300,066	$896,179	$685,475

Impact to income from operations - total 2017 System Transformation Transactions acquisitions	$11,874	$3,176	$14,635	$13,595
Impact to income from operations - October 2017 Divestitures	-	7,689	-	22,973
Total impact to income from operations	$11,874	$10,865	$14,635	$36,568

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

Distribution Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $458.7 million in the first three quarters of 2018 and $407.1 million in the first three quarters of 2017. Management of these costs will continue to be a key area of emphasis for the Company.

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

Results of Operations

Third Quarter Results

Our results of operations for the third quarter of 2018 and the third quarter of 2017 are highlighted in the table below and discussed in the following paragraphs:

	Third Quarter
(in thousands)	2018	2017	Change	% Change
Net sales	$1,211,661	$1,162,526	$49,135	4.2%
Cost of sales	791,317	752,202	39,115	5.2
Gross profit	420,344	410,324	10,020	2.4
Selling, delivery and administrative expenses	375,940	372,852	3,088	0.8
Income from operations	44,404	37,472	6,932	18.5
Interest expense, net	12,827	10,697	2,130	19.9
Other income, net	1,696	3,884	(2,188)	(56.3)
Gain on exchange transactions	10,170	-	10,170	-
Income before income taxes	43,443	30,659	12,784	41.7
Income tax expense	16,493	11,748	4,745	40.4
Net income	26,950	18,911	8,039	42.5
Less: Net income attributable to noncontrolling interest	1,786	1,595	191	12.0
Net income attributable to Coca-Cola Bottling Co. Consolidated	$25,164	$17,316	$7,848	45.3%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

Third Quarter 2018

•	$308.8 million in net sales and $11.8 million of income from operations related to the 2017 System Transformation Transactions;
•	$10.4 million of expenses related to the System Transformation; and
•	$10.2 million net adjustment to the gain on exchange transactions as a result of final post-closing adjustments related to the 2017 System Transformation Transactions.

Third Quarter 2017

•	$221.1 million in net sales and $3.2 million of income from operations related to the 2017 System Transformation Transactions;
•	$79.0 million in net sales and $7.7 million of income from operations related to the October 2017 Divestitures;

•	$13.2 million of expenses related to the acquisition and transition of the distribution territories and the regional manufacturing facilities acquired as part of the System Transformation; and
•

$5.3 million recorded in other income, net as a result of a favorable fair value adjustment to the Company’s contingent consideration liability related to the distribution territories acquired as part of the System Transformation.

Net Sales

Net sales increased $49.1 million, or 4.2%, to $1.21 billion in the third quarter of 2018, as compared to $1.16 billion in the third quarter of 2017. The increase in net sales was primarily attributable to the following (in millions):

Third Quarter 2018	Attributable to:
$50.7	Increase in net sales primarily related to bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
(12.6)	Decrease in sales volume to other Coca-Cola bottlers
11.0	Increase in volume of external freight revenue to external customers (other than non-alcoholic beverages)
$49.1	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in the third quarter of 2018, as compared to approximately 83% in the third quarter of 2017. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold.

Product category sales volume of physical cases in the third quarter of 2018 and the third quarter of 2017 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	Third Quarter		Sales Volume
Product Category	2018	2017	Increase / (Decrease)
Sparkling beverages	66.0%	65.1%	1.3%
Still beverages (including energy products)	34.0%	34.9%	(2.7)%
Total bottle/can sales volume	100.0%	100.0%	(0.1)%

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

Cost of sales increased $39.1 million, or 5.2%, to $791.3 million in the third quarter of 2018, as compared to $752.2 million in the third quarter of 2017. The increase in cost of sales was primarily attributable to the following (in millions):

Third Quarter 2018	Attributable to:
$42.9

Increase in cost of sales primarily related to, in order of magnitude, commodities, the change in product mix to meet consumer preferences and higher costs in the territories acquired in the System Transformation

(12.7)	Decrease in sales volume to other Coca-Cola bottlers
9.8	Increase in costs related to increased volume of freight revenue to external customers (other than non-alcoholic beverages)
(0.9)	Other
$39.1	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $33.1 million in the third quarter of 2018, as compared to $32.5 million in the third quarter of 2017.

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

S,D&A expenses increased by $3.0 million, or 0.8%, to $375.9 million in the third quarter of 2018, as compared to $372.9 million in the third quarter of 2017. S,D&A expenses as a percentage of net sales increased to 31.0% in the third quarter of 2018 from 32.1% in the third quarter of 2017. The increase in S,D&A expenses was primarily attributable to the following (in millions):

Third Quarter 2018	Attributable to:
$(3.7)	Decrease in marketing expenses primarily related to sponsorship contracts
2.9	Increase in employee salaries including bonuses and incentives due to additional personnel added in the System Transformation and normal salary increases
2.6	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily as a result of territories acquired in the System Transformation
1.2	Other individually immaterial expense increases primarily related to the System Transformation
$3.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $157.5 million in the third quarter of 2018 and $147.9 million in the third quarter of 2017.

As a result of the Company adopting Accounting Standards Update 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017‑07”) issued by the Financial Accounting Standards Board in March 2017, the Company reclassified $1.3 million from the third quarter of 2017 of non-service cost components of net periodic benefit cost and other benefit plan charges from S,D&A expenses to other income, net. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

Interest Expense, Net

Interest expense, net, increased $2.1 million to $12.8 million in the third quarter of 2018, as compared to $10.7 million in the third quarter of 2017. The increase was primarily a result of additional borrowings to finance the 2017 System Transformation Transactions and additional borrowings during 2018 to support working capital and capital expenditure needs.

Other Income, Net

A summary of other income, net is as follows:

	Third Quarter
(in thousands)	2018	2017
Favorable fair value adjustment to acquisition related contingent consideration	$2,373	$5,225
Non-service cost component of net periodic benefit cost	(677)	(1,341)
Total other income, net	$1,696	$3,884

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

The fair value adjustments to the acquisition related contingent consideration liability during the third quarter of 2018 were primarily driven by changes to the risk-free interest rate and the projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees, partially offset by cash payments. The fair value adjustments to the acquisition related contingent consideration liability during the third quarter of 2017 were primarily a result of a change in the risk-free interest rate.

Gain on Exchange Transactions

As a result of final post-closing adjustments for the 2017 System Transformation Transactions made during the third quarter of 2018, the Company recorded a $10.2 million net adjustment to the gain on exchange transactions.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 38.0% for the third quarter of 2018 and 38.3% for the third quarter of 2017. The decrease in the effective tax rate was primarily driven by higher income before income taxes for the third quarter of 2018 as compared to income before income taxes for the third quarter of 2017 and the corporate rate reduction due to the Tax Cuts and Jobs Act (the “Tax Act”) and its impact on prior estimates, which was offset by an increase in certain non-deductible expenses. The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 39.6% for the third quarter of 2018 and 40.4% for the third quarter of 2017.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.8 million in the third quarter of 2018 and $1.6 million in the third quarter of 2017, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.7 million in the third quarter of 2018 and $0.4 million in the third quarter of 2017. The increase was primarily a result of actuarial gains on the Company’s pension plans.

First Three Quarters Results

Our results of operations for the first three quarters of 2018 and the first three quarters of 2017 are highlighted in the table below and discussed in the following paragraphs:

	First Three Quarters
(in thousands)	2018	2017	Change	% Change
Net sales	$3,510,997	$3,197,519	$313,478	9.8%
Cost of sales	2,313,728	2,039,996	273,732	13.4
Gross profit	1,197,269	1,157,523	39,746	3.4
Selling, delivery and administrative expenses	1,152,183	1,056,446	95,737	9.1
Income from operations	45,086	101,077	(55,991)	(55.4)
Interest expense, net	37,617	30,607	7,010	22.9
Other expense, net	(3,612)	(36,595)	32,983	(90.1)
Gain on exchange transactions	10,170	-	10,170	-
Income before income taxes	14,027	33,875	(19,848)	(58.6)
Income tax expense	3,387	11,800	(8,413)	(71.3)
Net income	10,640	22,075	(11,435)	(51.8)
Less: Net income attributable to noncontrolling interest	3,594	3,462	132	3.8
Net income attributable to Coca-Cola Bottling Co. Consolidated	$7,046	$18,613	$(11,567)	(62.1)%

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

First Three Quarters 2018

•	$896.2 million in net sales and $14.6 million of income from operations related to the 2017 System Transformation Transactions;
•	$32.7 million of expenses related to the System Transformation;
•	$10.2 million net adjustment to the gain on exchange transactions as a result of final post-closing adjustments related to the 2017 System Transformation Transactions;
•	$4.8 million recorded in S,D&A expenses related to severance and outplacement expenses incurred to optimize labor expense; and
•	$3.1 million pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program.

First Three Quarters 2017

•	$454.2 million in net sales and $13.6 million of income from operations related to the 2017 System Transformation Transactions;
•	$231.3 million in net sales and $23.0 million of income from operations related to the October 2017 Divestitures;
•

$32.4 million of expenses related to the acquisition and transition of the distribution territories and the regional manufacturing facilities acquired as part of the System Transformation Transactions;

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

Net Sales

Net sales increased $313.5 million, or 9.8%, to $3.51 billion in the first three quarters of 2018, as compared to $3.20 billion in the first three quarters of 2017. The increase in net sales was primarily attributable to the following (in millions):

First Three Quarters 2018	Attributable to:
$168.4	Net sales increase related to increased volume, primarily related to the 2017 System Transformation Transactions
86.4	Increase in net sales primarily related to bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
26.5	Increase in sales volume to other Coca-Cola bottlers
25.2	Increase in volume of external freight revenue to external customers (other than non-alcoholic beverages)
7.0	Other
$313.5	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 83% of the Company’s total net sales in the first three quarters of 2018, as compared to approximately 84% in the first three quarters of 2017.

Product category sales volume as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	First Three Quarters		Sales Volume
Product Category	2018	2017	Increase
Sparkling beverages	68.7%	67.9%	7.2%
Still beverages (including energy products)	31.3%	32.1%	3.3%
Total bottle/can sales volume	100.0%	100.0%	5.9%

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first three quarters of 2018, approximately 66% of the Company’s bottle/can sales volume to retail customers was sold for future consumption, while the remaining bottle/can sales volume to retail customers was sold for immediate consumption.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Three Quarters
	2018	2017
Approximate percentage of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	11%	9%
Food Lion, LLC	6%	6%
Total approximate percentage of the Company’s total bottle/can sales volume	36%	34%

Approximate percentage of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	8%	7%
Food Lion, LLC	4%	4%
Total approximate percentage of the Company’s total net sales	26%	25%

Cost of Sales

Cost of sales increased $273.7 million, or 13.4%, to $2.31 billion in the first three quarters of 2018, as compared to $2.04 billion in the first three quarters of 2017. The increase in cost of sales was primarily attributable to the following (in millions):

First Three Quarters 2018	Attributable to:
$118.4

Increase in cost of sales primarily related to, in order of magnitude, commodities, the change in product mix to meet consumer preferences, higher costs in the territories acquired in the System Transformation and higher transportation costs

103.0	Cost of sales increase related to increased volume, primarily related to the 2017 System Transformation Transactions
29.7	Increase in sales volume to other Coca-Cola bottlers
22.6	Increase in costs related to increased volume of freight revenue to external customers (other than non-alcoholic beverages)
$273.7	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $96.9 million in the first three quarters of 2018, as compared to $89.4 million in the first three quarters of 2017.

S,D&A Expenses

S,D&A expenses increased by $95.7 million, or 9.1%, to $1.15 billion in the first three quarters of 2018, as compared to $1.06 billion in the first three quarters of 2017. S,D&A expenses as a percentage of net sales decreased to 32.8% in the first three quarters of 2018 from 33.0% in the first three quarters of 2017. The increase in S,D&A expenses was primarily attributable to the following (in millions):

First Three Quarters 2018	Attributable to:
$44.6	Increase in employee salaries including bonuses and incentives due to additional personnel added in the System Transformation and normal salary increases
11.3

Increase in employee benefit costs primarily due to additional group insurance expense, 401(k) employer matching contributions and bargaining pension plan expense for employees added in the System Transformation

7.5	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for vending equipment, fleet, furniture and fixtures acquired in the System Transformation
6.5	Increase in software expenses primarily due to increased maintenance expense
4.8	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations primarily as a result of territories acquired in the System Transformation
4.8	Severance and outplacement expenses incurred to optimize labor expense in the Nonalcoholic Beverages segment
3.1	Increase in employer payroll taxes primarily due to additional personnel added from the System Transformation
13.1	Other individually immaterial expense increases primarily related to the System Transformation
$95.7	Total increase in S,D&A expenses

During the first three quarters of 2018, the Company incurred $32.7 million of expenses related to the System Transformation, the majority of which were information technologies related costs. The Company anticipates System Transformation expenses for the remainder of 2018 to be in the range of $6 million to $8 million.

Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations, including warehouse costs, are included in S,D&A expenses and totaled $458.7 million in the first three quarters of 2018 and $407.1 million in the first three quarters of 2017.

As a result of the Company adopting ASU 2017‑07, the Company reclassified $4.0 million in the first three quarters of 2017 of non-service cost components of net periodic benefit cost and other benefit plan charges from S,D&A expenses to other expense, net.

Interest Expense, Net

Interest expense, net, increased $7.0 million to $37.6 million in the first three quarters of 2018, as compared to $30.6 million in the first three quarters of 2017. The increase was primarily a result of additional borrowings to finance the 2017 System Transformation Transactions and additional borrowings during the first three quarters of 2018 to support working capital and capital expenditure needs.

Other Expense, Net

A summary of other expense, net is as follows:

	First Three Quarters
(in thousands)	2018	2017
Unfavorable fair value adjustment to acquisition related contingent consideration	$(1,584)	$(23,140)
Non-service cost component of net periodic benefit cost	(2,028)	(4,025)
January 2016 Transactions settlement	-	(9,442)
Other	-	12
Total other expense, net	$(3,612)	$(36,595)

The fair value adjustments to acquisition related contingent consideration liability in the first three quarters of 2018 were primarily driven by changes to the risk-free interest rate and the projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees, partially offset by cash payments. The fair value adjustment to the acquisition related contingent consideration liability in the first three quarters of 2017 was primarily a result of a change in the risk-free interest rate.

Gain on Exchange Transactions

As a result of final post-closing adjustments for the 2017 System Transformation Transactions made during the third quarter of 2018, the Company recorded a $10.2 million net adjustment to the gain on exchange transactions.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 24.1% in the first three quarters of 2018 and 34.8% in the first three quarters of 2017. The decrease in the effective tax rate was primarily driven by the corporate rate reduction due to the Tax Act and its impact on prior estimates and lower income before income taxes, which was offset by an increase in certain non-deductible expenses. The Company’s effective tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 32.5% in the first three quarters of 2018 and 38.8% in the first three quarters of 2017.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.6 million in the first three quarters of 2018 and $3.5 million in the first three quarters of 2017, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $2.2 million in the first three quarters of 2018 and $1.3 million in the first three quarters of 2017. The increase was primarily a result of actuarial gains on the Company’s pension plans.

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

The Company’s segment results are as follows:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Net sales:
Nonalcoholic Beverages(1)	$1,180,212	$1,142,238	$3,427,492	$3,139,974
All Other(1)	93,493	81,439	273,490	220,734
Eliminations(2)	(62,044)	(61,151)	(189,985)	(163,189)
Consolidated net sales	$1,211,661	$1,162,526	$3,510,997	$3,197,519

Income from operations:
Nonalcoholic Beverages	$39,361	$33,867	$32,705	$90,254
All Other	5,043	3,605	12,381	10,823
Consolidated income from operations	$44,404	$37,472	$45,086	$101,077

(1)

In order to correct an error in the prior year segment presentation, the Company revised net sales by $39.2 million for the third quarter of 2017 and $96.4 million for the first three quarters of 2017 to reflect sales in the Nonalcoholic Beverages segment which were previously attributed to All Other. Total net sales remain unchanged in prior periods and these revisions were not considered material to the prior periods presented.

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

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Total bottle/can sales	$1,018,896	$967,205	$2,930,215	$2,679,601
Total other sales	192,765	195,321	580,782	517,918
Total net sales	$1,211,661	$1,162,526	$3,510,997	$3,197,519

Total bottle/can sales	$1,018,896	$967,205	$2,930,215	$2,679,601
Less: Acquisition/divestiture related sales	117,684	103,171	546,284	370,992
Organic net bottle/can sales (non-GAAP)(1)	$901,212	$864,034	$2,383,931	$2,308,609
Increase in organic net bottle/can sales	4.3%		3.3%

	Third Quarter		First Three Quarters
(in millions)	2018	2017	2018	2017
Physical case volume	86.7	86.8	254.8	240.5
Less: Acquisition/divestiture related physical case volume	10.6	10.4	48.7	35.1
Organic physical case volume(1)	76.1	76.4	206.1	205.4
Increase (decrease) in organic physical case volume	(0.4)%		0.3%

	Third Quarter 2018
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,211,661	$420,344	$44,404	$43,443	$25,164	$2.69
System Transformation Transactions expenses(2)	-	112	10,417	10,417	7,834	0.83
Gain on exchange transactions(3)	-	-	-	(10,170)	(7,648)	(0.82)
Fair value adjustment of acquisition related contingent consideration(4)	-	-	-	(2,373)	(1,785)	(0.19)
Fair value adjustments for commodity hedges(5)	-	260	469	469	353	0.04
Other tax adjustment(6)	-	-	-	-	3,534	0.38
Total reconciling items	-	372	10,886	(1,657)	2,288	0.24
Adjusted results (non-GAAP)	$1,211,661	$420,716	$55,290	$41,786	$27,452	$2.93

	Third Quarter 2017
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,162,526	$410,324	$37,472	$30,659	$17,316	$1.86
System Transformation Transactions expenses(2)	-	113	13,148	13,148	9,265	0.99
Fair value adjustment of acquisition related contingent consideration(4)	-	-	-	(5,225)	(2,386)	(0.25)
Fair value adjustments for commodity hedges(5)	-	(2,042)	(3,401)	(3,401)	(2,187)	(0.24)
Other tax adjustment(6)	-	-	-	-	(1,690)	(0.18)
Total reconciling items	-	(1,929)	9,747	4,522	3,002	0.32
Adjusted results (non-GAAP)	$1,162,526	$408,395	$47,219	$35,181	$20,318	$2.18

	First Three Quarters 2018
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$3,510,997	$1,197,269	$45,086	$14,027	$7,046	$0.75
System Transformation Transactions expenses(2)	-	339	32,738	32,738	24,619	2.63
Gain on exchange transactions(3)	-	-	-	(10,170)	(7,648)	(0.82)
Workforce optimization expenses(7)	-	-	4,810	4,810	3,617	0.39
Fair value adjustment of acquisition related contingent consideration(4)	-	-	-	1,584	1,191	0.13
Amortization of converted distribution rights, net(8)	-	2,231	2,231	2,231	1,678	0.18
Fair value adjustments for commodity hedges(5)	-	2,776	3,139	3,139	2,361	0.25
Other tax adjustment(6)	-	-	-	-	(2,648)	(0.28)
Total reconciling items	-	5,346	42,918	34,332	23,170	2.48
Adjusted results (non-GAAP)	$3,510,997	$1,202,615	$88,004	$48,359	$30,216	$3.23

	First Three Quarters 2017
(in thousands, except per share data)	Net sales	Gross profit	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$3,197,519	$1,157,523	$101,077	$33,875	$18,613	$2.00
System Transformation Transactions expenses(2)	-	379	32,374	32,374	21,108	2.26
January 2016 Transactions settlement(9)	-	-	-	9,442	5,816	0.62
Fair value adjustment of acquisition related contingent consideration(4)	-	-	-	23,140	15,087	1.62
Fair value adjustments for commodity hedges(5)	-	(2,066)	(2,541)	(2,541)	(1,657)	(0.18)
Other tax adjustment(6)	-		-	-	(2,156)	(0.23)
Total reconciling items	-	(1,687)	29,833	62,415	38,198	4.09
Adjusted results (non-GAAP)	$3,197,519	$1,155,836	$130,910	$96,290	$56,811	$6.09

Following is an explanation of non-GAAP adjustments:

(1)	Organic net bottle/can sales and organic physical case volume include results from the Company’s distribution territories not impacted by acquisition or divestiture related activity during 2017.

(2)	Adjustment reflects expenses related to the System Transformation, which primarily includes information technologies system conversions and professional fees and expenses related to due diligence.

(3)	Adjustment reflects gain on exchange transactions as a result of final post-closing adjustments for the 2017 System Transformation Transactions made during the third quarter of 2018.

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

(6)	Includes adjustments related to the Tax Act and other items impacting the Company’s effective tax rate.

(7)	Adjustment reflects severance and outplacement expenses relating to the Company’s optimization of its labor expense.

(8)

Concurrent with entering into the CBA on March 31, 2017, the Company converted its franchise rights for the territories the Company served prior to the System Transformation to distribution rights, to be amortized over an estimated useful life of 40 years. Adjustment reflects the net amortization expense in the first quarter of 2018 associated with the conversion of the Company’s franchise rights.

(9)

Adjustment includes a charge within other income (expense), net for net working capital and other fair value adjustments related to the Company’s acquisitions in the January 2016 Transactions, as part of the System Transformation, that were made beyond one year from the acquisition date.

Financial Condition

Total assets were $3.07 billion on September 30, 2018, which was a decrease of $0.5 million from December 31, 2017. Net working capital, defined as current assets less current liabilities, was $286.6 million on September 30, 2018, which was an increase of $131.5 million from December 31, 2017.

Significant changes in net working capital on September 30, 2018 from December 31, 2017 were as follows:

•	An increase in accounts receivable, trade of $36.4 million primarily as a result of the timing of cash receipts.
•	A decrease in accounts receivable, other of $10.3 million primarily as a result of the timing of payments received for marketing funding and rebates.
•	An increase in inventories of $46.3 million primarily as a result of rising commodity costs and expanded product selection offered by the Company.
•	A decrease in prepaid and other current assets of $9.1 million primarily as a result of a decrease in the current portion of income taxes.
•	A decrease in accounts payable, trade of $10.3 million primarily as a result of the timing of payments.
•	A decrease in accounts payable to The Coca‑Cola Company of $28.2 million primarily as a result of the timing of purchases of raw materials and payments.
•	A decrease in other accrued liabilities of $31.9 million primarily as a result of the timing of payments.
•	A decrease in accrued compensation of $14.8 million primarily as a result of the timing of bonus and incentive payments in the first quarter of the fiscal year.

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

On June 8, 2018, the Company entered into a second amended and restated credit agreement for a five-year unsecured revolving credit facility (as amended, the “Revolving Credit Facility”), which amended and restated its prior credit agreement dated October 16, 2014. The Revolving Credit Facility has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. Borrowings under the Revolving Credit Facility bear interest at a floating base rate or a floating Eurodollar rate, at the Company’s option, plus an applicable margin dependent on the Company’s credit ratings. At the Company’s current credit ratings, the Company must pay an annual facility fee of 0.15% of the lenders’ aggregate commitments under the Revolving Credit Facility. The Revolving Credit Facility has a scheduled maturity date of June 8, 2023. As of September 30, 2018, the Company had borrowed $170.0 million under the Revolving Credit Facility, and therefore had $330.0 million borrowing capacity remaining. The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company.

On March 21, 2018, the Company sold $150 million aggregate principal amount of senior unsecured notes due 2030 to NYL Investors LLC (“NYL”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated March 6, 2018 between the Company, NYL and the other parties thereto (as amended, the “NYL Shelf Facility”). These notes bear interest at 3.96%, payable quarterly in arrears on March 21, June 21, September 21 and December 21 of each year, and will mature on March 21, 2030 unless earlier redeemed by the Company. The Company used the proceeds for general corporate purposes.

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

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (as amended, the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate, at the Company’s option, plus an applicable margin dependent on the Company’s credit ratings.

During the third quarter of 2018, the Company amended each of the Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility to (i) align the calculation of the two financial covenants and certain events of default under each agreement and (ii) with regard to the Term Loan Facility, to revise the calculation of the rates at which borrowings bear interest to conform with the calculation of such rates under the Revolving Credit Facility.

Pursuant to the Term Loan Facility and the indenture under which the senior notes due in 2019 were issued, principal payments will be due in the next twelve months. The Company intends to refinance these amounts and has the capacity to do so under the Revolving Credit Facility, which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as non-current as of September 30, 2018. See Note 11 to the consolidated condensed financial statements for additional information on the senior notes due in 2019.

The Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of September 30, 2018. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. During the second quarter of 2018, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to negative from stable. Moody’s rating outlook for the Company is currently stable. As of September 30, 2018, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Total net debt and capital lease obligations as of September 30, 2018 and December 31, 2017 were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Debt	$1,194,109	$1,088,018
Capital lease obligations	37,278	43,469
Total debt and capital lease obligations	1,231,387	1,131,487
Less: Cash and cash equivalents	9,337	16,902
Total net debt and capital lease obligations (1)	$1,222,050	$1,114,585

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

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 30, 2018, interest expense for the next twelve months would increase by approximately $4.6 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability incurred as a result of the System Transformation Transactions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Beginning balance - Level 3 liability	$374,537	$319,102	$381,291	$253,437
Increase due to System Transformation Transactions acquisitions	-	-	-	46,086
Measurement period adjustments(1)	(1,279)	-	813	-
Payment of acquisition related contingent consideration	(7,049)	(5,094)	(18,312)	(11,650)
Reclassification to current payables	-	150	(1,540)	(2,080)
(Favorable)/unfavorable fair value adjustment	(2,373)	(5,225)	1,584	23,140
Ending balance - Level 3 liability	$363,836	$308,933	$363,836	$308,933

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

Cash Sources and Uses

The primary sources of cash for the Company in the first three quarters of 2018 were debt financings. The primary uses of cash in the first three quarters of 2018 were repayments of debt and additions to property, plant and equipment. The primary sources of cash for the Company in the first three quarters of 2017 were debt financings, the Territory Conversion Fee (as defined below) received from The Coca‑Cola Company and operating activities. The primary uses of cash in the first three quarters of 2017 were repayments of debt, acquisitions of territories and regional manufacturing facilities as part of the System Transformation and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	First Three Quarters
(in thousands)	2018	2017
Cash Sources:
Borrowings under Revolving Credit Facility	$285,000	$333,000
Proceeds from issuance of Senior Notes	150,000	125,000
Territory Conversion Fee(1)	-	87,066
Adjusted cash provided by operating activities(2)	26,030	141,672
Refund of income tax payments	23,573	-
System Transformation acquisitions, net of cash acquired and purchase price settlements	1,811	-
Proceeds from cold drink equipment	3,789	8,400
Proceeds from the sale of property, plant and equipment	3,555	493
Other	17	66
Total cash sources	$493,775	$695,697

Cash Uses:
Payments on Revolving Credit Facility	$322,000	$238,000
System Transformation acquisitions, net of cash acquired and purchase price settlements	-	227,769
Additions to property, plant and equipment (exclusive of acquisitions)	113,104	114,953
Prepayment of funds for October 2017 Expansion Transactions	-	56,498
Pension plans contributions	20,000	11,600
Glacéau distribution agreement consideration	-	15,598
Payment of acquisition related contingent consideration	18,312	11,650
Payment on Term Loan Facility	7,500	-
Cash dividends paid	7,014	6,995
Principal payments on capital lease obligations	6,191	5,594
Income tax payments	3,590	14,779
Investment in CONA Services LLC	2,098	1,976
Debt issuance fees	1,531	213
Total cash uses	$501,340	$705,625
Net decrease in cash	$(7,565)	$(9,928)

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

(2)

Adjusted cash provided by operating activities excludes amounts received with regard to the Territory Conversion Fee, net income tax payments/refunds and pension plan contributions. This line item is a non-GAAP measure and provides investors with additional information which management believes is helpful in the evaluation of the Company’s cash sources and uses. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Cash Flows From Operating Activities

During the first three quarters of 2018, cash provided by operating activities was $26.0 million, which was a decrease of $176.4 million as compared to the first three quarters of 2017. The decrease was primarily a result of the non-reoccurrence of the Territory Conversion Fee, which was received during the first quarter of 2017, and changes in net working capital, as discussed above.

Cash Flows From Investing Activities

During the first three quarters of 2018, cash used in investing activities was $106.0 million, which was a decrease of $301.9 million as compared to the first three quarters of 2017. The decrease was driven primarily by the Company’s completion of its System Transformation Transactions in October 2017.

Additions to property, plant and equipment were $113.1 million during the first three quarters of 2018. As of September 30, 2018, $4.1 million of additions to property, plant and equipment were accrued in accounts payable, trade. The Company anticipates additions to property, plant and equipment for the remainder of 2018 will be in the range of $25 million to $35 million.

Additions to property, plant and equipment during the first three quarters of 2017 were $115.0 million. As of October 1, 2017, $13.7 million of additions to property, plant and equipment were accrued in accounts payable, trade. These additions exclude $161.2 million in property, plant and equipment acquired in System Transformation Transactions and $8.4 million in proceeds from cold drink equipment.

Cash Flows From Financing Activities

During the first three quarters of 2018, cash provided by financing activities was $72.5 million, which was a decrease of $123.0 million as compared to the first three quarters of 2017. The decrease was primarily driven by a reduced need for capital as a result of the Company’s completion of its System Transformation Transactions in October 2017.

The Company had cash payments for acquisition related contingent consideration of $18.3 million during the first three quarters of 2018 and $11.7 million during the first three quarters of 2017. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories acquired in the System Transformation, excluding territories the Company acquired in exchange transactions, will be in the range of $25 million to $47 million.

Significant Accounting Policies

See Note 1 and Note 2 to the consolidated condensed financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative comprised of Coca‑Cola bottlers, and has guaranteed $23.9 million of SAC’s debt as of September 30, 2018. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. As of September 30, 2018, the Company’s maximum exposure under the guarantee, if SAC borrowed up to its aggregate borrowing capacity, would have been $32.1 million, including the Company’s equity interests. See Note 15 to the consolidated condensed financial statements for additional information.

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

	Third Quarter		First Three Quarters
(in thousands)	2018	2017	2018	2017
Cost of sales - increase/(decrease)	$640	$(2,446)	$2,843	$(3,015)
S,D&A expenses - increase/(decrease)	50	(1,575)	(305)	(591)
Net impact	$690	$(4,021)	$2,538	$(3,606)

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this report, or in other public filings, press releases, or other written or oral communications made by Coca‑Cola Bottling Co. Consolidated or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, S,D&A expenses, gross profit, income tax rates, earnings per diluted share, dividends, pension plan contributions, estimated acquisition related contingent consideration payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation. These statements include:

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;
•

the Company’s expectations that the adoption of Accounting Standards Update 2016-02 “Leases,” (i) will have a material impact on its consolidated condensed balance sheets and (ii) will not have a material impact on its consolidated condensed statements of cash flows as the new guidance is non-cash in nature;

•	the Company’s expectation that certain amounts of goodwill will, or will not, be deductible for tax purposes;
•	the Company’s belief that, at any given time, less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers;
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

•	the Company’s belief that all the banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company;
•

the Company’s intention to refinance amounts due in the next twelve months under the Term Loan Facility and the indenture under which the senior notes due in 2019 were issued using the capacity under the Revolving Credit Facility;

•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $56.5 million, assuming no change in volume;

•

the Company’s expectation that amounts due to United relating to the System Transformation exchange transaction between the Company and United will be paid by the Company during the fourth quarter of 2018;

•

the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but that such changes will not have a significant impact on the consolidated condensed financial statements;

•

the Company’s belief that the ultimate impact of the Tax Act could differ from the Company’s estimates, possibly materially, due to, among other things, the significant complexity of the Tax Act, anticipated additional regulatory guidance or related interpretations that may be issued by the Internal Revenue Service, changes in accounting standards, legislative actions, future actions by states within the U.S. and changes in estimates, analysis, interpretations and assumptions made by the Company;

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

•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s expectation that it will not make additional contributions to the two Company-sponsored pension plans during the fourth quarter of 2018;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”);
•	the Company’s expectation that the collective bargaining agreements covering the Teamsters Plan that expire at various times through April 2020 will be re-negotiated;
•	the Company’s belief that System Transformation expenses will be in the range of $6 million to $8 million in the fourth quarter of 2018 and will decrease over the next few quarters;
•	the Company’s belief that additions to property, plant and equipment for the remainder of 2018 are expected to be in the range of $25 million to $35 million;
•

the Company’s belief that, while the addition of BodyArmor products to the Company’s portfolio of brands will not have a material impact on the Company’s 2018 results, BodyArmor will provide ongoing benefits and round out the Company’s sports drink portfolio;

•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•

the Company’s belief that key priorities include territory and manufacturing integration, revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of September 30, 2018, interest expense for the next twelve months would increase by approximately $4.6 million, assuming no changes in the Company’s financial structure.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 30, 2018, interest expense for the next twelve months would increase by approximately $4.6 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $56.5 million assuming no change in volume.

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

Item 4.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1	Amendment No. 1 to Term Loan Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0-9286).
10.2	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0-9286).
10.3	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0-9286).
10.4	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0-9286).
10.5*	Fifth Amendment to Comprehensive Beverage Agreement, dated August 20, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101

Financial statements (unaudited) from the quarterly report on Form 10-Q of Coca‑Cola Bottling Co. Consolidated for the quarter ended September 30, 2018, filed on November 8, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Operations; (ii) the Consolidated Condensed Statements of Comprehensive Income; (iii) the Consolidated Condensed Balance Sheets; (iv) the Consolidated Condensed Statements of Changes in Equity; (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to the Consolidated Condensed Financial Statements.

* Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA‑COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 8, 2018	By:	/s/ David M. Katz
David M. Katz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: November 8, 2018	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer of the Registrant)