Form 10-K
period 2018-12-30
Coca-Cola Consolidated, Inc.
filed 2019-02-27
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-9286

COCA-COLA CONSOLIDATED, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Market Value as of June 29, 2018
Common Stock, $l.00 Par Value	$629,500,943
Class B Common Stock, $l.00 Par Value	*

*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 27, 2019
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,213,018

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Section 14 of the Act with respect to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14.

PART I

Item 1.	Business

Introduction

Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated), a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we,” “our” or “us”), distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 88% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God, to serve others, to pursue excellence and to grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

Ownership

As of December 30, 2018, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

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

Bottle/can sales represented approximately 84% of total net sales for each of fiscal 2018 (“2018”), fiscal 2017 (“2017”) and fiscal 2016 (“2016”). The sparkling beverage category represented approximately 62%, 63% and 66% of total bottle/can sales during 2018, 2017 and 2016, respectively.

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies.

The Coca-Cola Company Products				Beverage Products Licensed
Sparkling Beverages		Still Beverages		by Other Beverage Companies
Barqs Root Beer	Fanta Zero	Dasani	Peace Tea	BodyArmor products
Cherry Coke	Fresca	Dasani Flavors	POWERade	Core Power
Cherry Coke Zero	Mello Yello	FUZE	POWERade Zero	Diet Dr Pepper
Coca-Cola	Mello Yello Zero	glacéau smartwater	Tum-E Yummies	Dr Pepper
Coca-Cola Life	Minute Maid Sparkling	glacéau vitaminwater	ZICO	Dunkin’ Donuts Iced Coffee
Coca-Cola Vanilla	Pibb Xtra	Gold Peak Tea		Full Throttle
Coca-Cola Zero Sugar	Seagrams Ginger Ale	Hi-C		McCafé®
Dasani Sparkling	Sprite	Honest Tea		Monster Energy products
Diet Barqs Root Beer	Sprite Zero	Minute Maid Adult Refreshments		NOS®
Diet Coke	Surge	Minute Maid Juices To Go		Sundrop
Fanta	TAB	Hubert’s Lemonade		Yup Milk

System Transformation

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, we completed a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to us, to significantly expand our distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets. Final post-closing adjustments in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement have been completed for all System Transformation transactions.

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

In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to manufacture and/or distribute certain beverage brands owned by other beverage companies, including Dr Pepper and Monster Energy, pursuant to agreements with such other beverage companies. Certain of these agreements are described below under the heading “Distribution Agreements with Other Beverage Companies.”

Distribution Agreement with The Coca‑Cola Company and CCR

We have exclusive rights to distribute, promote, market and sell certain beverages and beverage products of The Coca‑Cola Company in specific geographic territories pursuant to a comprehensive beverage agreement with The Coca‑Cola Company and CCR entered into on March 31, 2017 (as amended, the “CBA”), in exchange for which we are required to make quarterly sub-bottling payments to CCR. The amount of these payments is based on gross profit derived from our sales of beverages and beverage products of The Coca‑Cola Company as well as certain cross-licensed beverage brands not owned or licensed by The Coca‑Cola Company. These sub-bottling payments to CCR are for the territories we acquired in the System Transformation and are not applicable to those territories we served prior to the System Transformation or to those territories we acquired in an exchange transaction. Since March 31, 2017, we have entered into a series of amendments to the CBA with The Coca‑Cola Company and CCR to add or remove, as applicable, all territories we acquired or exchanged after that date in the System Transformation.

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

The CBA prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products (i) other than the beverages and beverage products of The Coca‑Cola Company and expressly permitted cross-licensed brands and (ii) unless otherwise consented to by The Coca‑Cola Company. The CBA has a term of ten years and is renewable by us indefinitely for successive additional terms of ten years, unless earlier terminated as provided therein.

As part of the System Transformation, on March 31, 2017, each of our then-existing bottling agreements for The Coca‑Cola Company beverage brands was automatically amended, restated and converted into the CBA (the “Bottling Agreement Conversion”), pursuant to a territory conversion agreement we entered into with The Coca‑Cola Company and CCR on September 23, 2015. The Bottling Agreement Conversion included, subject to certain limited exceptions, all of our then-existing comprehensive beverage agreements, master bottle contracts, allied bottle contracts and other bottling agreements with The Coca‑Cola Company or CCR that authorized us to produce and/or distribute beverages and beverage products of The Coca‑Cola Company in all territories where we (or one of our affiliates) had rights to market, promote, distribute and sell beverage products owned or licensed by The Coca‑Cola Company.

In connection with the Bottling Agreement Conversion, each then-existing bottling agreement for The Coca‑Cola Company beverage brands between The Coca‑Cola Company and certain of our subsidiaries, including Piedmont Coca‑Cola Bottling Partnership, a partnership formed by us and The Coca‑Cola Company, was also amended, restated and converted into a comprehensive beverage agreement with The Coca‑Cola Company, pursuant to which the subsidiary was granted certain exclusive rights to distribute, promote, market and sell certain beverages and beverage products of The Coca‑Cola Company in certain territories. These comprehensive beverage agreements are substantially similar to the CBA and, as with the treatment of the territories served by the Company prior to the System Transformation under the CBA, do not require our subsidiaries to make quarterly sub-bottling payments to CCR.

Manufacturing Agreement with The Coca‑Cola Company

We have rights to manufacture, produce and package certain beverages and beverage products of The Coca‑Cola Company at our manufacturing plants pursuant to a regional manufacturing agreement with The Coca‑Cola Company entered into on March 31, 2017 (as amended, the “RMA”). These beverages may be distributed by us for our own account in accordance with the CBA, or may be sold by us to certain other U.S. Coca‑Cola bottlers and to the Coca‑Cola North America division of The Coca‑Cola Company (“CCNA”) in accordance with the RMA. Pursuant to the RMA, the prices, or certain elements of the formulas used to determine the prices, that the Company charges for these sales to CCNA or other U.S. Coca‑Cola bottlers are unilaterally established by CCNA from time to time. Since March 31, 2017, we entered into a series of amendments to the RMA with The Coca‑Cola Company to add or remove, as applicable, all regional manufacturing facilities we acquired or exchanged after that date in the System Transformation.

Under the RMA, our aggregate business primarily related to the manufacture of certain beverages and beverage products of The Coca‑Cola Company and permitted third-party beverage products is subject to the same agreed upon sale process provisions in the CBA, including the obligation to obtain The Coca‑Cola Company’s prior approval of a potential purchaser of our manufacturing business and provisions for the sale of such business to The Coca‑Cola Company. The RMA requires that we make minimum, ongoing capital expenditures in our manufacturing business at a specified level. The Coca‑Cola Company has the right to terminate the RMA in the event of an uncured default by us under the CBA or in the event of an uncured breach of our material obligations under the RMA or the NPSG Governance Agreement (as defined below).

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

As part of the System Transformation and concurrent with the Bottling Agreement Conversion, on March 31, 2017, each of our then-existing manufacturing agreements with The Coca‑Cola Company was amended, restated and converted into the RMA.

Finished Goods Supply Arrangements

We have finished goods supply arrangements with other U.S. Coca‑Cola bottlers to buy and sell finished products produced under trademarks owned by The Coca‑Cola Company in accordance with the RMA, pursuant to which the prices, or certain elements of the formulas used to determine the prices, for such finished products are unilaterally established by CCNA from time to time. In most instances, the Company’s ability to negotiate the prices at which it purchases finished goods bearing trademarks owned by The Coca‑Cola Company from, and the prices at which it sells such finished goods to, other U.S. Coca‑Cola bottlers is limited pursuant to these pricing provisions.

Manufacturing and/or Distribution Agreements with Other Beverage Companies

In addition to our distribution and manufacturing agreements with The Coca‑Cola Company, we also have manufacturing and/or distribution agreements with other beverage companies, including Dr Pepper and Monster Energy.

Our distribution agreements with Dr Pepper permit us to distribute Dr Pepper beverage brands, as well as certain post-mix products of Dr Pepper. Certain of our agreements with Dr Pepper also authorize us to manufacture certain Dr Pepper beverage brands. Our distribution agreement with Monster Energy grants us the rights to distribute certain products offered, packaged and/or marketed by Monster Energy.

Under our distribution agreements with other beverage companies, the price for syrup, concentrate or finished products is set by the beverage company from time to time. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes, as well as termination for cause provisions. The territories covered by beverage agreements with other beverage companies are not always aligned with the territories covered by the CBA, but are generally within those territory boundaries.

Sales of beverages under these agreements with other beverage companies represented approximately 12%, 7% and 10% of our bottle/can sales volume to retail customers for 2018, 2017 and 2016, respectively.

Other Agreements related to the Coca‑Cola System

As part of the System Transformation process, we entered into agreements with The Coca‑Cola Company, CCR and other Coca‑Cola bottlers regarding product supply, information technology services and other aspects of the North American Coca‑Cola system, as described below. Many of these agreements involve new system governance structures providing for greater participation and involvement by bottlers, which require increased demands on the Company’s management and more collaboration and alignment by the participating bottlers in order to successfully implement Coca‑Cola system plans and strategies.

Incidence-Based Pricing Agreements with The Coca‑Cola Company

The Company has incidence-based pricing agreements with The Coca‑Cola Company, which establish the prices charged by The Coca‑Cola Company to the Company for (i) concentrates of sparkling and certain still beverages produced by the Company and (ii) certain purchased still beverages. Under the incidence-based pricing agreements, the prices charged by The Coca‑Cola Company are impacted by a number of factors, including the incidence rate in effect, our pricing and sales of finished products, the channels in which the finished products are sold and package mix and in the case of products sold by The Coca‑Cola Company to us in finished form, the cost of goods for certain elements used in such products. The Coca‑Cola Company has no rights under the incidence-based pricing agreements to establish the resale prices at which we sell products, but does have the right to establish certain pricing under other agreements, including the RMA.

National Product Supply Governance Agreement

We are a member of a national product supply group (the “NPSG”), comprised of The Coca‑Cola Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system (collectively with the Company, the “NPSG Members”), pursuant to a national product supply governance agreement executed in October 2015 with The Coca‑Cola Company and certain other Coca‑Cola bottlers (as amended, the “NPSG Governance Agreement”). The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning.

Under the NPSG Governance Agreement, the NPSG Members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of representatives of certain NPSG Members. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG, including decisions regarding the management and staffing of the NPSG and the funding for its ongoing operations. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, each NPSG Member is required to make certain investments in its respective manufacturing assets and implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement. We are also obligated to pay a certain portion of the costs of operating the NPSG.

CONA Services LLC

We are a member of CONA Services LLC (“CONA”), an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members.

We are party to a master services agreement with CONA (the “CONA MSA”), pursuant to which CONA agreed to make available, and we became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available to us, CONA provides us with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with our direct store delivery and manufacture of products.

We are authorized under the CONA MSA to use the CONA System in connection with our distribution, promotion, marketing, sale and manufacture of beverages we are authorized to distribute or manufacture under the CBA, the RMA or any other agreement with The Coca‑Cola Company, subject to the provisions of the CONA operating agreement and any licenses or other agreements relating to products or services provided by third parties and used in connection with the CONA System. In exchange for our rights to use the CONA System and receive CONA-related services under the CONA MSA, we are charged service fees by CONA. We are obligated to pay the service fees under the CONA MSA even if we are not using the CONA System for all or any portion of our distribution and manufacturing operations.

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

Markets Served and Facilities

As of December 30, 2018, we served approximately 66 million consumers within our territories, which comprised 7 principal markets. Certain information regarding each of these markets follows:

Market	Description	Approximate Population	Manufacturing Plants	Number of Distribution Centers
Carolinas	The majority of North Carolina and South Carolina and portions of southern Virginia, including Boone, Hickory, Mount Airy, Charlotte, Raleigh, Winston-Salem, Greensboro, Fayetteville, Greenville and New Bern, North Carolina, Conway, Marion, Charleston, Columbia and Greenville, South Carolina and surrounding areas.	15 million	Charlotte, NC	19
Indiana	A significant portion of Indiana and a portion of southeastern Illinois, including Anderson, Bloomington, Evansville, Fort Wayne, Indianapolis, Lafayette and South Bend, Indiana and surrounding areas.	6 million	Indianapolis, IN Portland, IN	7
Kentucky / West Virginia	A significant portion of northeastern Kentucky, the majority of West Virginia and portions of southern Ohio, southeastern Indiana and southwestern Pennsylvania, including Lexington, Louisville and Pikeville, Kentucky, Clarksburg, Elkins, Parkersburg, Craigsville and Charleston, West Virginia, Cincinnati and Portsmouth, Ohio and surrounding areas.	8 million	Cincinnati, OH	14
Mid-Atlantic	The entire state of Maryland, the majority of Virginia and Delaware, the District of Columbia and a portion of south-central Pennsylvania, including Easton, Salisbury, Capitol Heights, Baltimore, Hagerstown and Cumberland, Maryland, Norfolk, Staunton, Alexandria, Roanoke, Richmond, Yorktown and Fredericksburg, Virginia and surrounding areas.	23 million	Baltimore, MD Silver Spring, MD Roanoke, VA Sandston, VA	13
Mid-South	A significant portion of central and southern Arkansas and portions of western Tennessee and northwestern Mississippi, including Little Rock and West Memphis, Arkansas, Memphis, Tennessee and surrounding areas.	3 million	West Memphis, AR Memphis, TN	3
Ohio	The majority of Ohio, including Akron, Columbus, Dayton, Elyria, Lima, Mansfield, Toledo, Willoughby and Youngstown, Ohio and surrounding areas.	7 million	Twinsburg, OH	11
Tennessee	A significant portion of central and eastern Tennessee and a portion of western Kentucky, including Johnson City, Morristown, Knoxville, Cleveland and Cookeville, Tennessee, Paducah, Kentucky and surrounding areas.	4 million	Nashville, TN	7
Total		66 million	12	74

The Company is also a shareholder in South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative managed by the Company. The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. SAC is located in Bishopville, South Carolina, and the Company utilizes a portion of the production capacity from the Bishopville manufacturing plant.

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

Along with all other Coca‑Cola bottlers in the United States, we are a member of Coca-Cola Bottlers’ Sales & Services Company, LLC (“CCBSS”), which was formed in 2003 to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of our raw materials, excluding concentrate, and we receive a rebate from CCBSS for the purchase of these raw materials.

We are exposed to price risk on commodities such as aluminum, corn, PET resin (a petroleum- or plant-based product), and fuel, which affects the cost of raw materials used in the production of our finished products. Examples of the raw materials affected include aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, we are exposed to commodity price risk on oil, which impacts our cost of fuel used in the movement and delivery of our products. We participate in commodity hedging and risk mitigation programs, including programs administered by CCBSS and programs we administer. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate.

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2018	2017	2016
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%	20%
The Kroger Company	11%	10%	6%
Total approximate percent of the Company’s total bottle/can sales volume	30%	29%	26%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	14%	13%	14%
The Kroger Company	8%	7%	5%
Total approximate percent of the Company’s total net sales	22%	20%	19%

The loss of Wal-Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the operating and financial results of the Company. No other customer represented greater than 10% of the Company’s total net sales.

New product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent brand introductions include BodyArmor, McCafé® and Hubert’s Lemonade. Recent product introductions in our business include new flavor varieties within certain brands such as Tum-E Yummies Big Berry Blast, Diet Coke Feisty Cherry, Fanta Green Apple, Tum-E Yummies Fruit Punch Party, Minute Maid Kiwi Strawberry, Diet Coke Ginger Lime and Diet Coke Blood Orange. Recent packaging introductions include 24 packs of 12‑ounce Minute Maid Juice to go, 25.4‑ounce bottles for Monster Hydro, 16‑ounce bottles for BodyArmor, 13.7‑ounce glass bottles for Monster Caffe and 16‑ounce glass bottles for Hubert’s Lemonade.

We sell our products primarily in non-refillable bottles and cans, in varying package configurations from market to market. For example, there may be as many as 30 different packages for Diet Coke within a single geographic area. Bottle/can sales volume to retail customers during 2018 was approximately 52% bottles and 48% cans.

We rely extensively on advertising in various media outlets, primarily online, television and radio, for the marketing of our products. The Coca‑Cola Company, Monster Energy and Dr Pepper make substantial expenditures on advertising programs in our territories from which we benefit. Although The Coca‑Cola Company and other beverage companies have provided us with marketing funding support in the past, our beverage agreements generally do not obligate such funding.

We also expend substantial funds on our own behalf for extensive local sales promotions of our products. Historically, these expenses have been partially offset by marketing funding support provided to us by The Coca‑Cola Company and other beverage companies in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. We consider the funds we expend for marketing and merchandising programs necessary to maintain or increase revenue.

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support communities is an essential component to the success of our brand and, by extension, our sales. In 2018, the Company made cash donations of approximately $4.9 million to various charities and donor-advised funds in light of the Company’s financial performance, distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

Seasonality

Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters of the fiscal year. We believe that we and other manufacturers from whom we purchase finished products have adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. See “Item 2. Properties” for information relating to utilization of our manufacturing plants. Sales volume can also be impacted by weather conditions. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

Competition

The nonalcoholic beverage market is highly competitive for both sparkling and still beverages. Our competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers and distributors of private label beverages. Our principal competitors include local bottlers of PepsiCo, Inc. products and, in some regions, local bottlers of Dr Pepper products.

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

As a manufacturer, distributor and seller of beverage products of The Coca‑Cola Company and other beverage companies in exclusive territories, we are subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers, such as us, are permitted to have exclusive rights to manufacture, distribute and sell a soft drink product in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. We believe such competition exists in each of the exclusive geographic territories in the United States in which we operate.

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

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of legislation that would impose fees or taxes on various types of containers that are used in our business. We are currently not impacted by these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our territories in the future.

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

Environmental Remediation

We do not currently have any material commitments for environmental compliance or environmental remediation for any of our properties. We do not believe compliance with enacted or adopted federal, state and local provisions pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material impact on our consolidated financial statements or our competitive position.

Employees

As of December 30, 2018, we had approximately 16,200 employees, of which approximately 14,200 were full-time and 2,000 were part-time. Approximately 15% of our labor force is covered by collective bargaining agreements.

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

The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Raw material costs, including the costs for plastic bottles, aluminum cans, resin and high fructose corn syrup, have historically been subject to significant price volatility and may continue to be in the future. International or domestic geopolitical or other events, including the imposition of any tariffs and/or quotas by the U.S. government on any of these raw materials, could adversely impact the supply and cost of these raw materials to the Company. In addition, there is no limit on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

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

The Company purchases all its plastic bottles from Southeastern Container and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and all its aluminum cans from two domestic suppliers. The inability of these plastic bottle or aluminum can suppliers to meet the Company’s requirements for containers could result in the Company not being able to fulfill customer orders and production demand until alternative sources of supply are located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the aluminum can or plastic bottle suppliers to meet the Company’s purchase requirements could negatively impact inventory levels, customer confidence and results of operations, including sales levels and profitability.

The Company uses a combination of internal and external freight shipping and transportation services to transport and deliver products. The Company’s freight cost and the timely delivery of its products may be adversely impacted by a number of factors which could reduce the profitability of the Company’s operations, including driver shortages, reduced availability of independent contractor drivers, higher fuel costs, weather conditions, traffic congestion, increased government regulation and other matters.

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

During 2017, the Company completed its System Transformation transactions, through which it acquired additional distribution territories and regional manufacturing facilities from CCR and United. Through these acquisitions and the additional resources needed to support the Company’s growth, the Company added approximately 10,000 employees and nearly 45 million additional customers over the four-year period of the System Transformation.

Although the System Transformation transactions were completed in 2017, the Company continues to face risk in its ability to continue to integrate the Company’s culture, information technology systems, production, distribution, sales and administrative support activities, internal controls over financial reporting, environmental compliance and health and safety compliance, procedures and policies across all its territories.

The completed System Transformation transactions involve certain other financial and business risks. The Company may not realize a satisfactory return, including economic benefit and productivity levels, on the Company’s investments. In addition, the Company’s assumptions for potential growth, synergies or cost savings at the time of the distribution territory and regional manufacturing facilities acquisitions may prove to be incorrect. The occurrence of these events could adversely affect the Company’s financial condition or results of operations.

Changes in public and consumer perception and preferences or government regulations related to nonalcoholic beverages, including concerns or regulations related to obesity, public health, artificial ingredients and product safety, could reduce demand for the Company’s products and reduce profitability.

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. As the Company distributes, markets and manufactures beverage brands owned by others, the success of the Company’s business depends in large measure on working with The Coca‑Cola Company and other beverage companies. The Company is reliant upon the ability of The Coca‑Cola Company and other beverage companies to develop and introduce product innovations to meet the changing preferences of the broad consumer market, and failure to satisfy these consumer preferences could adversely affect the profitability of the Company’s business.

Health and wellness trends over the past several years have resulted in a shift in consumer preferences from sugar-sweetened sparkling beverages to diet sparkling beverages, tea, sports drinks, enhanced water and bottled water. Consumers, public health officials, public health advocates and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. The production and marketing of beverages are subject to the rules and regulations of the FDA and other federal, state and local health agencies, and extensive changes in these rules and regulations could increase the Company’s costs or adversely impact its sales. The Company cannot predict whether any such rules or regulations will be enacted or, if enacted, the impact that such rules or regulations could have on its business.

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

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of legislation that would impose fees or taxes on various types of containers that are used in our business. We are currently not impacted by these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our territories in the future.

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

The Company increasingly relies on information technology systems to process, transmit and store electronic information. For example, the Company’s manufacturing plants and distribution centers, inventory management and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communication between personnel, customers and suppliers depends on information technology.

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

The Company has technology security initiatives and disaster recovery plans in place to mitigate its risk to these vulnerabilities, however these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted. If the Company’s technology systems are damaged, breached, or cease to function properly, it may incur significant costs to repair or replace them, and the Company may suffer interruptions in operations, resulting in lost revenues and delays in reporting its financial results.

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

Any failure or delay of the Company to receive anticipated benefits from CONA could negatively impact the Company’s results of operations.

The Company is a member of CONA and party to the CONA MSA, pursuant to which the Company is an authorized user of the CONA System, a uniform information technology system developed to promote operational efficiency and uniformity among all North American Coca‑Cola bottlers. Over the past two years, the Company has been transitioning its legacy technology system platform to the CONA System for its manufacturing plants, distribution centers and corporate headquarters using a phased cut-over process, and has now completed the transition of all locations to the CONA System.

Although the Company believes the transition to the CONA System was successful and that it took the necessary steps before and during the transition to mitigate risk, including a comprehensive review of internal controls, extensive employee training, and additional verifications and testing to ensure data integrity, any service interruptions of the CONA System could result in increased costs or adversely impact the Company’s results of operations. In addition, because other Coca‑Cola bottlers are also users of the CONA System and would likely experience similar service interruptions, the Company may not be able to have another bottler process orders on its behalf during any such event.

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

Certain nutrition label changes announced by the FDA in 2016, which were originally to become effective in 2018, have been delayed until 2020 or later. These proposed changes will require the Company and its competitors to revise nutrition labels to include updated serving sizes, information about total calories in a beverage product container and information about any added sugars or nutrients.

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

The Company’s largest customers, Wal-Mart Stores, Inc. and The Kroger Company accounted for approximately 30% of the Company’s 2018 bottle/can sales volume to retail customers and approximately 22% of the Company’s 2018 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Wal‑Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the operating and financial results of the Company.

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

Competitive pressures in the markets in which the Company operates may cause channel and product mix to shift away from more profitable channels and packages. If the Company is unable to maintain or increase volume in higher-margin products and in packages sold through higher-margin channels such as immediate consumption, pricing and gross margins could be adversely affected. Any related efforts by the Company to improve pricing and/or gross margin may result in lower than expected sales volume.

In addition, the Company’s sales of finished goods to CCNA and other U.S. Coca‑Cola bottlers are governed by the RMA, pursuant to which the prices, or certain elements of the formulas used to determine the prices, for such finished goods are unilaterally established by CCNA from time to time. This limits the Company’s ability to adjust pricing in response to changes in the marketplace, which could have an adverse impact on the Company’s profitability.

The reliance on purchased finished products from external sources could have an adverse impact on the Company’s profitability.

The Company does not, and does not plan to, manufacture all products it distributes and, therefore, remains reliant on purchased finished products from external sources to meet customer demand. As a result, the Company is subject to incremental risk including, but not limited to, product quality and availability, price variability and production capacity shortfalls for externally purchased finished products, which could have an impact on the Company’s profitability and customer relationships. In most instances, the Company’s ability to negotiate the prices at which it purchases finished products from other U.S. Coca‑Cola bottlers is limited pursuant to CCNA’s right to unilaterally establish the prices, or certain elements of the formulas used to determine the prices, for such finished products under the RMA, which could have an adverse impact on the Company’s profitability.

The decisions made by the NPSG regarding product sourcing, product and packaging infrastructure and strategic investment and divestment may be different than decisions that would have been made by the Company individually. Any failure of the NPSG to function efficiently could adversely affect the Company’s business and results of operations.

The Company is a member of the NPSG, which consists of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers which are regional producing bottlers in The Coca‑Cola Company’s national product supply system, each of which has representation on the NPSG Board. Pursuant to the NPSG Governance Agreement, the Company has agreed to abide by decisions made by the NPSG Board, which include decisions regarding strategic investment and divestment, optimal national product supply sourcing and new product or packaging infrastructure planning. Although the Company has a representative on the NPSG Board, the Company cannot exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company. For example, the NPSG Board may require the Company to make investments in its manufacturing assets, subject to certain limitations and consistent with the NPSG Governance Agreement, which the Company would not have chosen to make on its own. Any such requirement could have a material adverse effect on the operating and financial results of the Company.

Decreases from historic levels of marketing funding provided to the Company from The Coca‑Cola Company and other beverage companies could reduce the Company’s profitability.

The Coca‑Cola Company and other beverage companies have historically provided financial support to the Company through marketing funding. While the Company does not believe there will be significant changes to the amount of marketing funding support provided by The Coca‑Cola Company and other beverage companies, the Company’s beverage agreements generally do not obligate such funding and there can be no assurance the historic levels will continue. Decreases in the level of marketing funding provided, material changes in the marketing funding programs’ performance requirements or the Company’s inability to meet the performance requirements for marketing funding could adversely affect the Company’s profitability.

Changes in The Coca‑Cola Company’s and other beverage companies’ levels of external advertising, marketing spending and product innovation could reduce the Company’s sales volume.

The Coca‑Cola Company and other beverage companies have their own external advertising campaigns, marketing spending and product innovation programs, which directly impact the Company’s operations. Decreases in marketing, advertising and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public, could adversely impact the sales volume growth and profitability of the Company. While the Company does not believe there will be significant changes in the level of external advertising and marketing spending by The Coca‑Cola Company and other beverage companies, there can be no assurance historic levels will continue or that advertising campaigns will be positively perceived by the public. The Company’s volume growth is also dependent on product innovation by The Coca‑Cola Company and other beverage companies, and their ability to develop and introduce products that meet consumer preferences.

The Company’s inability to meet requirements under its beverage agreements could result in the loss of distribution and manufacturing rights.

Under the CBA and the RMA, which authorize the Company to distribute and/or manufacture products of The Coca‑Cola Company, and pursuant to the Company’s distribution agreements with other beverage companies, the Company must satisfy various requirements, such as making minimum capital expenditures or maintaining certain performance rates. Failure to satisfy these requirements could result in the loss of distribution and manufacturing rights for the respective products under one or more of these beverage agreements. The occurrence of other events defined in these agreements could also result in the termination of one or more beverage agreements.

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

As of December 30, 2018, the Company had $1.14 billion of debt and capital lease obligations. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by:

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

The Company’s acquisition related contingent consideration, revolving credit facility, term loan facility and pension and postretirement medical benefits are subject to changes in interest rates. If interest rates increase in the future, the Company’s borrowing costs could increase, which could result in a reduction of the Company’s overall profitability and limit the Company’s ability to spend in other areas. Further, a decline in the interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and the amount of the liabilities.

In assessing the Company’s credit strength, credit rating agencies consider the Company’s capital structure, financial policies, consolidated balance sheet and other financial information, and may also consider financial information of other bottling companies. The Company’s credit ratings could be significantly impacted by the Company’s operating performance, changes in the methodologies used by rating agencies to assess the Company’s credit ratings, changes in The Coca‑Cola Company’s credit ratings and the rating agencies’ perception of the impact of credit market conditions on the Company’s current or future financial performance. Lower credit ratings could significantly increase the Company’s borrowing costs or adversely affect the Company’s ability to obtain additional financing at acceptable interest rates or refinance existing debt.

Failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues, including a failure to renegotiate collective bargaining agreements, could have an adverse effect on the Company’s profitability.

The Company’s future growth and performance depend on its ability to attract, hire, train, develop, motivate and retain a highly skilled, diverse and properly credentialed workforce. The Company’s ability to meet its labor needs while controlling labor costs is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs and changes in employment and labor laws or other workplace regulations. Any unplanned turnover or unsuccessful implementation of the Company’s succession plans could deplete the Company’s institutional knowledge base and erode its competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any of the foregoing could adversely affect the Company’s reputation, business, financial condition or results of operations.

The Company uses various insurance structures to manage costs related to workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically finance, transfer and mitigate the financial impact of losses to the Company. Losses are accrued using assumptions and procedures followed in the insurance industry, then adjusted for company-specific history and expectations. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, which could reduce the profitability of the Company’s operations.

In addition, the Company’s profitability is substantially affected by the cost of pension retirement benefits, postretirement medical benefits and current employees’ medical benefits. Macro-economic factors beyond the Company’s control, including increases in healthcare costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities, could result in significant increases in these costs for the Company. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, which could reduce the profitability of the Company’s operations.

Approximately 15% of the Company’s employees are covered by collective bargaining agreements. Any inability of the Company to renegotiate subsequent agreements with labor unions on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the Company’s profitability. In addition, the terms and conditions of existing or renegotiated agreements could increase costs or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency.

Changes in the inputs used to calculate the Company’s acquisition related contingent consideration liability could have a material adverse impact on the Company’s financial results.

The Company’s acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company as sub-bottling payments under the CBA over the remaining useful life of the related distribution rights, which is generally 40 years. Changes in business conditions or other events could materially change both the projection of future cash flows and the discount rate used in the calculation of the fair value of contingent consideration under the CBA. These changes could materially impact the fair value of the related contingent consideration and the amount of noncash expense (or income) recorded each reporting period.

Changes in tax laws, disagreements with tax authorities or additional tax liabilities could have a material impact on the Company’s financial results.

The Company is subject to income taxes within the United States. The Company’s annual income tax rate is based upon the Company’s income, federal tax laws and various state and local tax laws within the jurisdictions in which the Company operates. Changes in federal, state or local income tax rates and/or tax laws could have a material adverse impact on the Company’s financial results.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and significantly reformed the Internal Revenue Code of 1986, as amended. Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act to address the application of U.S. generally accepted accounting principles and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. Regulatory guidance or related interpretations of the Tax Act may continue to be issued by the Internal Revenue Service. In addition, changes in accounting standards, legislative actions and future actions by states within the U.S. may cause certain changes in the assumptions made by the Company related to the Tax Act.

Excise or other taxes imposed on the sale of certain of the Company’s products by the federal government and certain state and local governments, particularly any taxes incorporated into shelf prices and passed along to consumers, could cause consumers to shift away from purchasing products of the Company, which could materially affect the Company’s business and financial results.

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

Provisions in the CBA and the RMA with The Coca‑Cola Company could delay or prevent a change in control of the Company or a sale of the Company’s Coca‑Cola distribution or manufacturing businesses.

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

As of January 27, 2019, the principal properties of the Company include its corporate headquarters, 74 distribution centers and 12 manufacturing plants. The Company owns 60 distribution centers, 10 manufacturing plants and 1 additional storage warehouse, and leases its corporate headquarters, subsidiary headquarters, 14 distribution centers, 2 manufacturing plants and 8 additional storage warehouses. Following is a summary of the Company’s manufacturing plants and certain other properties.

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration	2018 Rent (in millions)
Corporate Headquarters(1)(3)	Charlotte, NC	175,000	Leased	2021	$4.4
Manufacturing Plant	Nashville, TN	330,000	Leased	2024	0.5
Distribution Center/Manufacturing Plant Combination(2)(3)	Charlotte, NC	647,000	Leased	2020	4.2
Distribution Center	Clayton, NC	233,000	Leased	2026	1.1
Distribution Center	Hanover, MD	290,000	Leased	2025	2.0
Distribution Center	La Vergne, TN	220,000	Leased	2026	0.8
Distribution Center	Louisville, KY	300,000	Leased	2029	1.4
Distribution Center	Memphis, TN	266,000	Leased	2025	0.9
Warehouse	Charlotte, NC	367,000	Leased	2022	1.1
Warehouse	Hanover, MD	278,000	Leased	2021	1.4
Manufacturing Plant	Baltimore, MD	158,000	Owned	—	-
Manufacturing Plant	Memphis, TN	271,000	Owned	—	-
Manufacturing Plant	Portland, IN	119,000	Owned	—	-
Manufacturing Plant	Roanoke, VA	316,000	Owned	—	-
Manufacturing Plant	Silver Spring, MD	104,000	Owned	—	-
Manufacturing Plant	Twinsburg, OH	287,000	Owned	—	-
Manufacturing Plant	West Memphis, AR	126,000	Owned	—	-
Distribution Center/Manufacturing Plant Combination	Cincinnati, OH	368,000	Owned	—	-
Distribution Center/Manufacturing Plant Combination	Indianapolis, IN	380,000	Owned	—	-
Distribution Center/Manufacturing Plant Combination	Sandston, VA	319,000	Owned	—	-

(1)	Includes two adjacent buildings totaling 175,000 square feet.
(2)	Includes a 542,000 square foot manufacturing plant and adjacent 105,000 square foot distribution center.
(3)	The leases for these facilities are with a related party.

The Company believes all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted. The Company has production capacity to meet its current operational requirements. The estimated utilization percentage of the Company’s manufacturing plants, which fluctuates with the seasonality of the business, as of December 30, 2018, is indicated below:

Location	Utilization(1)
Silver Spring, Maryland	95%
Charlotte, North Carolina	90%
Roanoke, Virginia	85%
Portland, Indiana	80%
Baltimore, Maryland	79%
Nashville, Tennessee	77%
West Memphis, Arkansas	73%
Cincinnati, Ohio	71%
Memphis, Tennessee	70%
Sandston, Virginia	68%
Twinsburg, Ohio	57%
Indianapolis, Indiana	48%

(1) Estimated production divided by capacity, based on operations of 6 days per week and 20 hours per day.

In addition to the facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot manufacturing plant.

The Company’s products are generally transported to distribution centers for storage pending sale. There were no changes to the number of distribution centers by market area between December 30, 2018 and January 27, 2019.

As of January 27, 2019, the Company owned and operated approximately 4,200 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,800 were route delivery trucks. In addition, the Company owned approximately 510,000 beverage dispensing and vending machines for the sale of beverage products in the Company’s territories as of January 27, 2019.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following information is provided with respect to each of the executive officers of the Company as of January 27, 2019.

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	64
David M. Katz	President and Chief Operating Officer	50
F. Scott Anthony	Executive Vice President and Chief Financial Officer	55
William J. Billiard	Senior Vice President and Chief Accounting Officer	52
Robert G. Chambless	Executive Vice President, Franchise Beverage Operations	53
Morgan H. Everett	Vice President	37
E. Beauregarde Fisher III	Executive Vice President, General Counsel and Secretary	49
Henry W. Flint	Vice Chairman of the Board of Directors	64
Umesh M. Kasbekar	Vice Chairman of the Board of Directors	61
Kimberly A. Kuo	Senior Vice President, Public Affairs, Communications and Communities	48
James L. Matte	Senior Vice President, Human Resources	59

Mr. J. Frank Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has also served as a Division Sales Manager and as a Vice President.

Mr. David M. Katz was appointed President and Chief Operating Officer in December 2018. Prior to this, he served in various positions within the Company, including Executive Vice President and Chief Financial Officer from January 2018 to December 2018, Executive Vice President, Product Supply and Culture & Stewardship from April 2017 to January 2018, Executive Vice President, Human Resources from April 2016 to April 2017 and Senior Vice President from January 2013 to March 2016. He held the position of Senior Vice President, Midwest Region for CCR from November 2010 to December 2012. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca‑Cola Enterprises Inc.’s (“CCE”) East Business Unit. From 2008 to 2010, he served as Chief Procurement Officer and as President and Chief Executive Officer of Coca‑Cola Bottlers’ Sales & Services Company, LLC. He began his Coca‑Cola career in 1993 with CCE as a Logistics Consultant.

Mr. F. Scott Anthony was appointed Executive Vice President and Chief Financial Officer in December 2018. Prior to that, he served as Senior Vice President, Treasurer from November 2018 to December 2018. Before joining the Company, Mr. Anthony served as Executive Vice President, Chief Financial Officer of Ventura Foods, LLC, a privately-held food solutions company, from April 2011 to September 2018. Prior to that, Mr. Anthony spent 21 years with CCE in a variety of roles, including Vice President, Chief Financial Officer of CCE’s North America division, Vice President, Investor Relations & Planning, and Director, Acquisitions & Investor Relations.

Mr. William J. Billiard was appointed Chief Accounting Officer in February 2006 and Senior Vice President in April 2017. In addition to these roles, he also served as Vice President, Controller from February 2006 to November 2010, Vice President, Operations Finance from November 2010 to June 2013 and Vice President, Corporate Controller from June 2013 to November 2014. Before joining the Company, he served in various senior financial roles including Chief Financial Officer, Treasurer, Corporate Controller and Vice President of Finance for companies in the Charlotte, North Carolina and Atlanta, Georgia areas and was an accountant with Deloitte.

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

Ms. Morgan H. Everett was appointed Vice President in January 2016. Prior to that, she was the Community Relations Director of the Company, a position she held from January 2009 to December 2015. Since December 31, 2018, she has served as Chairman of Red Classic Services, LLC and Data Ventures, Inc., two of our operating subsidiaries. She has been an employee of the Company since October 2004.

Mr. E. Beauregarde Fisher III was appointed Executive Vice President, General Counsel in February 2017 and Secretary of the Company in May 2017. Before joining the Company, he was a partner with the law firm of Moore & Van Allen PLLC where he served on the firm’s management committee and chaired its business law practice group. He was associated with the firm from 1998 to 2017 and concentrated his practice on mergers and acquisitions, corporate governance and general corporate matters. From 2011 to 2017, he served as the Company’s outside corporate counsel.

Mr. Henry W. Flint was appointed Vice Chairman of the Board of Directors in December 2018. Prior to this, he served as the President and Chief Operating Officer from August 2012 to December 2018. He has served as a Director of the Company since April 2007 and previously held the position of Vice Chairman of the Board of Directors from April 2007 to August 2012. Prior to that, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P., with which he was associated from 1980 to 2004.

Mr. Umesh M. Kasbekar was appointed Vice Chairman of the Board of Directors in January 2016. Previously he served as the Secretary of the Company from August 2012 to May 2017 and as Senior Vice President, Planning and Administration from June 2005 to December 2015. Prior to that, he was the Company’s Vice President, Planning, a position he was appointed to in December 1988.

Ms. Kimberly A. Kuo was appointed Senior Vice President, Public Affairs, Communications and Communities in January 2016. Before joining the Company, she operated her own communications and marketing consulting firm, Sterling Strategies, LLC, from January 2014 to December 2015. Prior to that, she served as Chief Marketing Officer at Baker & Taylor, Inc., a book and entertainment distributor, from February 2009 to July 2013. Prior to her experience at Baker & Taylor, Inc., she served in various communications and government affairs roles on Capitol Hill, in political campaigns, trade associations, and corporations.

Mr. James L. Matte was appointed Senior Vice President, Human Resources in April 2017 after joining the Company as Vice President of Human Resources in September 2015. Before joining the Company, Mr. Matte served as a labor and employee relations consultant to several private equity groups from January 2014 to August 2015. Prior to that, he was employed by CCE in North America and in Europe, holding a variety of human resources leadership positions related to human resource strategy, talent management, employee and labor relations, organizational development and employment practices from August 2004 to December 2013. Prior to his career at CCE, he held the positions of Attorney and Equity Partner at the law firm of McGuireWoods, LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the NASDAQ Global Select Market under the symbol COKE. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at the option of the holder.

The Company’s Board of Directors determines the amount and frequency of dividends declared and paid by the Company in light of the earnings and financial condition of the Company at such time. No assurance can be given that dividends will be declared or paid in the future.

As of January 27, 2019, the number of stockholders of record of the Common Stock and Class B Common Stock was 1,063 and 10, respectively.

On March 6, 2018, the Compensation Committee of the Company’s Board of Directors determined that 36,800 shares of restricted Class B Common Stock, $1.00 par value, should be issued to J. Frank Harrison, III, in connection with his services in 2017 as Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to a performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). As permitted under the terms of the Performance Unit Award Agreement, 16,504 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units. The shares issued to Mr. Harrison were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) therein. The Performance Unit Award Agreement expired at the end of 2018, with the final potential award of up to 40,000 shares of restricted Class B Common Stock to be issued in the first quarter of fiscal 2019 in connection with Mr. Harrison’s services during 2018.

During the second quarter of 2018, the Compensation Committee and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”) to succeed the Performance Unit Award Agreement, which will compensate Mr. Harrison based on the Company’s performance. Awards granted under the Long-Term Performance Equity Plan will be earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last twenty trading days of the performance period.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 29, 2013 and ending December 30, 2018. The peer group is comprised of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company, Cott Corporation and PepsiCo, Inc.

The graph assumes $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and each of the companies within the peer group on December 29, 2013, and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

*	Assumes $100 invested on 12/29/2013 in stock or 12/31/2013 in index, including reinvestment of dividends.

Index calculated on a month-end basis.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five fiscal years ended December 30, 2018. The data is derived from consolidated financial statements of the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to the consolidated financial statements for additional information.

	Fiscal Year
(in thousands, except per share data)	2018	2017(1)(2)(3)	2016(1)(2)(3)	2015(1)(2)(4)	2014(1)(2)
Net sales	$4,625,364	$4,287,588	$3,130,145	$2,287,707	$1,732,029
Cost of sales	3,069,652	2,782,721	1,940,706	1,405,426	1,041,130
Gross profit	1,555,712	1,504,867	1,189,439	882,281	690,899
Selling, delivery and administrative expenses	1,497,810	1,403,320	1,058,240	784,137	604,932
Income from operations	57,902	101,547	131,199	98,144	85,967
Interest expense, net	50,506	41,869	36,325	28,915	29,272
Other expense, net	30,853	9,565	1,470	3,576	1,077
Gain (loss) on exchange transactions	10,170	12,893	(692)	8,807	-
Gain on sale of business	-	-	-	22,651	-
Bargain purchase gain, net of tax of $1,265	-	-	-	2,011	-
Income (loss) before taxes	(13,287)	63,006	92,712	99,122	55,618
Income tax expense (benefit)	1,869	(39,841)	36,049	34,078	19,536
Net income (loss)	(15,156)	102,847	56,663	65,044	36,082
Less: Net income attributable to noncontrolling interest	4,774	6,312	6,517	6,042	4,728
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$(19,930)	$96,535	$50,146	$59,002	$31,354
Basic net income (loss) per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(2.13)	$10.35	$5.39	$6.35	$3.38
Class B Common Stock	$(2.13)	$10.35	$5.39	$6.35	$3.38
Diluted net income (loss) per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(2.13)	$10.30	$5.36	$6.33	$3.37
Class B Common Stock	$(2.13)	$10.29	$5.35	$6.31	$3.35
Cash dividends per share - Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Cash dividends per share - Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Net cash provided by operating activities	$168,879	$307,816	$161,995	$108,290	$91,903
Net cash used in investing activities	143,945	458,895	452,026	217,343	124,251
Net cash provided by (used in) financing activities	(28,288)	146,131	256,383	155,456	29,682
Total assets	3,009,928	3,072,960	2,449,484	1,846,565	1,430,641
Working capital	195,681	155,086	135,904	108,366	58,177
Acquisition related contingent consideration	382,898	381,291	253,437	136,570	46,850
Current portion of obligations under capital leases	8,617	8,221	7,527	7,063	6,446
Obligations under capital leases	26,631	35,248	41,194	48,721	52,604
Long-term debt	1,104,403	1,088,018	907,254	619,628	442,324
Total equity of Coca-Cola Consolidated, Inc.	358,187	366,702	277,131	243,056	183,609
Physical case volume	337,711	323,836	243,578	179,564	138,824

(1)

Consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges was historically presented as selling, delivery and administrative (“SD&A”) expense. The Company has revised the presentation of the consideration paid to a reduction of net sales for 2017, 2016, 2015 and 2014 by $36.1 million, $26.3 million, $18.8 million and $14.3 million, respectively, which it believes is consistent with the presentation used by other companies in the beverage industry.

(2)

For additional information on System Transformation acquisitions and divestitures in 2014 through 2017, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to the consolidated financial statements.

(3)

On January 1, 2018, the Company retrospectively adopted Financial Accounting Standards Board Accounting Standards Update 2017‑07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires the non-service cost components of net periodic benefit cost to be classified outside of a subtotal of income from operations. The 2017 and 2016 consolidated statements of operations have been retrospectively adjusted to incorporate this accounting guidance. The impact was not material to any period presented.

(4)

All years presented are 52-week fiscal years except 2015 which was a 53-week year. The estimated net sales, gross margin and SD&A expenses for the additional week in 2015 of approximately $39 million, $14 million and $10 million, respectively, are included in the reported results for 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Consolidated, Inc. (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The fiscal years presented are the 52‑week periods ended December 30, 2018 (“2018”), December 31, 2017 (“2017”) and January 1, 2017 (“2016”).

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”), the Company’s only subsidiary that has a significant noncontrolling interest. Piedmont distributes and markets nonalcoholic beverages in portions of North Carolina and South Carolina. The Company provides a portion of these nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. Noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

The Company manages its business on the basis of four operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

Executive Summary

Net sales grew 1.7% in the fourth quarter of 2018 versus the fourth quarter of 2017. Net sales growth in 2018 was 7.9% versus 2017, reflecting full year physical case volume growth of 4.3%. This growth reflected the results of strong pricing initiatives across our territories, partially offset by a decrease in sales of manufactured products to other Coca‑Cola bottlers, which approximated a 2% decrease to net sales for the quarter. The Company’s results in the fourth quarter of 2018 are now comparable on a territory basis, as we have cycled all the transactions completed during our system transformation initiative.

Our results in the fourth quarter of 2018 include sales of the newest addition to our brand portfolio, BodyArmor. While the initial sales of BodyArmor were not material to our results in the fourth quarter of 2018, we are excited to have this fast-growing, premium sports drink brand in a large portion of our territories.

Gross margin in the fourth quarter of 2018 was flat compared to prior year (33.5% in both periods), and adjusted gross margin was 70 basis points higher in the fourth quarter of 2018 than in the fourth quarter of 2017 (34.2% versus 33.5%). This improvement, on an adjusted basis, reflects the results of pricing initiatives taken throughout the second half of the year as the Company worked to overcome significantly higher input costs.

Selling, delivery and administrative (“SD&A”) expenses in the fourth quarter of 2018 decreased $6.6 million, or 1.8%, as compared to prior year. Our SD&A leverage in the quarter improved 110 basis points versus the fourth quarter of 2017 (32.4% versus 33.5%). The favorability was driven by actions taken in the second quarter of 2018 to optimize our operating structure and diligently manage expenses. During the fourth quarter of 2018, we took additional actions to drive efficiency and productivity. These actions required severance and outplacement expenses totaling $3.8 million during the quarter. We believe these actions will result in annual cost savings of $5 million to $7 million. We continue to look for opportunities to drive scale advantages and leverage our cost structure.

We have completed our system transformation transactions and are nearing steady state from an information technology (“IT”) system perspective. Our results in the fourth quarter of 2018 included $10.6 million of system transformation expenses, which was a $6.6 million improvement versus prior year. We anticipate spending between $5 million to $7 million on system transformation expenses in the first half of fiscal 2019 as we complete our IT conversion.

Income from operations was $12.8 million in the fourth quarter of 2018, up $12.3 million from the fourth quarter of 2017. Adjusted income from operations was $38.7 million in the fourth quarter of 2018, up $21.6 million versus prior year.

Capital spending for the fourth quarter of 2018 was $25.1 million, bringing full year 2018 capital investments to $138.2 million. This lower spending level reflects actions taken in 2018 to reduce capital spending in order to preserve cash during a challenging year. We anticipate capital spending in fiscal 2019 to be in the range of $150 million to $180 million as we continue our focus on making prudent, long-term investments to support the growth of the Company. Cash flows from operations for the fourth quarter of 2018 and full year 2018 were $142.9 million and $168.9 million, respectively. Improved cash generation is a key focus area for 2019 as we work to improve our profitability, reduce our financial leverage and further strengthen our balance sheet.

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

The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets. A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company is included in the Company’s Annual Report on Form 10-K for 2017. The cash purchase prices or settlement amounts for all System Transformation Transactions have been resolved according to the terms of the applicable asset purchase agreement or asset exchange agreement for such transactions. The post-closing adjustments made during 2018 resulted in a $10.2 million net adjustment to the gain on exchange transactions in the consolidated statements of operations.

The financial results of the System Transformation Transactions have been included in the Company’s consolidated financial statements from their respective acquisition or exchange dates. Net sales and income from operations for certain territories and regional manufacturing facilities acquired and divested by the Company during 2017 are impracticable to separately calculate, as the operations were absorbed into territories and facilities owned by the Company prior to the System Transformation, and therefore have been omitted from the results below. Omission of net sales and income from operations for such territories and facilities is not material to the results presented below. The remaining System Transformation Transactions that closed during 2017 (the “2017 System Transformation Transactions”) contributed the following amounts to the Company’s consolidated statements of operations:

	Fiscal Year
(in thousands)	2018	2017
Impact to net sales - total 2017 System Transformation Transactions acquisitions	$1,191,468	$740,259
Impact to net sales - October 2017 Divestitures	-	231,301
Total impact to net sales	$1,191,468	$971,560

Impact to income from operations - total 2017 System Transformation Transactions acquisitions	$25,460	$10,754
Impact to income from operations - October 2017 Divestitures	-	22,973
Total impact to income from operations	$25,460	$33,727

See Note 4 to the consolidated financial statements for additional information on the October 2017 Divestitures.

Net Sales by Product Category

The Company’s net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Bottle/can sales:
Sparkling beverages (carbonated)	$2,395,213	$2,265,688	$1,750,036
Still beverages (noncarbonated, including energy products)	1,471,491	1,315,236	884,306
Total bottle/can sales	3,866,704	3,580,924	2,634,342

Other sales:
Sales to other Coca-Cola bottlers	387,716	383,065	238,182
Post-mix and other	370,944	323,599	257,621
Total other sales	758,660	706,664	495,803

Total net sales	$4,625,364	$4,287,588	$3,130,145

The Company has revised the presentation of net sales related to the consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges, which were historically presented as SD&A expense.

Areas of Emphasis

Key priorities for the Company include acquisition synergies and cost optimization, revenue management, free cash flow generation and debt repayment, distribution network optimization and cost management.

Acquisition Synergies and Cost Optimization: The Company completed its final acquisitions of distribution territories and regional manufacturing facilities as part of the System Transformation Transactions in October 2017. As the Company continues to integrate these new territories and facilities into its operations, the Company remains focused on synergy and cost optimization opportunities across its business, including opportunities across its manufacturing network, distribution network and back office functions. The Company anticipates identifying, investing against and executing these synergy and cost optimization opportunities will be a key driver of its results of operations.

Revenue Management:  Revenue management requires a strategy that reflects consideration for pricing of brands and packages within product categories and channels, highly effective working relationships with customers and disciplined fact-based decision-making. Pricing decisions are made considering a variety of factors, including brand strength, competitive environment, input costs and other market conditions. Revenue management has been and continues to be a key driver which has a significant impact on the Company’s results of operations.

Free Cash Flow Generation and Debt Repayment:  Upon completion of the Company’s System Transformation, the Company’s debt balance grew to over $1.1 billion. Generating free cash flow and reducing its debt balance will be a key focus for the Company. The Company has several initiatives in place to optimize free cash flow, improve profitability and prudently manage its capital expenditures in order to generate strong free cash flow and reduce its financial leverage.

Distribution Network Optimization and Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $610.7 million in 2018, $550.9 million in 2017 and $395.4 million in 2016. Management of these costs will continue to be a key area of emphasis for the Company. The Company believes that optimizing its expanded distribution footprint after the System Transformation will be a key area of focus in the short-term in order to manage this significant cost to its business.

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

2018

•	$1.19 billion in net sales and $25.5 million of income from operations related to the distribution territories and the regional manufacturing facilities acquired in 2017;
•	$43.3 million of expenses related to the System Transformation;
•

$28.8 million recorded in other expense, net as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability related to the distribution territories acquired as part of the System Transformation;

•	$14.7 million pretax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program;
•	$10.2 million net adjustment to the gain on exchange transactions as a result of final post-closing adjustments for the 2017 System Transformation Transactions; and
•	$8.6 million recorded in SD&A expenses related to severance and outplacement expenses incurred to optimize labor expense.

2017

•	$740.3 million in net sales and $10.8 million of income from operations related to the distribution territories and the regional manufacturing facilities acquired in 2017;
•

$231.3 million in net sales and $23.0 million of income from operations related to the distribution territories and the regional manufacturing facility divested by the Company in 2017 as part of (i) a System Transformation exchange transaction completed with CCR in October 2017 (the “CCR Exchange Transaction”) and (ii) a System Transformation exchange transaction completed with United in October 2017 (the “United Exchange Transaction”);

•

$66.6 million estimated benefit to income taxes as a result of the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the federal corporate tax rate from 35% to 21% and changed deductibility of certain expenses;

•	$49.5 million of expenses related to the System Transformation;
•

$12.4 million in income for the recognized portion of the Legacy Facilities Credit (as defined below) related to the regional manufacturing facility in Mobile, Alabama, which was transferred to CCR as part of the CCR Exchange Transaction;

•

$7.0 million recorded in other expense for net working capital and other fair value adjustments related to System Transformation Transactions that were made beyond one year from the transaction closing date; and

•

$6.0 million recorded in other expense, net as a result of an increase in the Company’s investment in Southeastern Container following CCR’s redistribution of a portion of its investment in Southeastern Container in December 2017.

2016

•	$592.3 million in net sales and $22.4 million of income from operations related to the distribution territories and the regional manufacturing facilities acquired in 2016;
•	$32.3 million of expenses related to the System Transformation; and
•	$7.5 million gross profit on sales to other Coca‑Cola bottlers made prior to the adoption of a standardized pricing methodology in 2017.

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Management believes the effect on previously reported financial statements is not material. In addition, management believes the revised presentation provides consistency with other companies that operate in the beverage industry. Net sales and SD&A expenses were revised by $36.1 million in 2017 and $26.3 million in 2016. The revision had no impact to net income (loss) or net income (loss) per share.

Results of Operations

2018 Compared to 2017

The following table sets forth a summary of the Company’s financial results for 2018 and 2017:

	Fiscal Year
(in thousands)	2018	2017	Change	% Change
Net sales	$4,625,364	$4,287,588	$337,776	7.9%
Cost of sales	3,069,652	2,782,721	286,931	10.3
Gross profit	1,555,712	1,504,867	50,845	3.4
Selling, delivery and administrative expenses	1,497,810	1,403,320	94,490	6.7
Income from operations	57,902	101,547	(43,645)	(43.0)
Interest expense, net	50,506	41,869	8,637	20.6
Other expense, net	30,853	9,565	21,288	N/M
Gain on exchange transactions	10,170	12,893	(2,723)	(21.1)
Income (loss) before taxes	(13,287)	63,006	(76,293)	N/M
Income tax expense (benefit)	1,869	(39,841)	41,710	N/M
Net income (loss)	(15,156)	102,847	(118,003)	N/M
Less: Net income attributable to noncontrolling interest	4,774	6,312	(1,538)	(24.4)
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$(19,930)	$96,535	$(116,465)	N/M
Other comprehensive income (loss), net of tax	16,937	(1,305)	18,242	N/M
Comprehensive income (loss) attributable to Coca-Cola Consolidated, Inc.	$(2,993)	$95,230	$(98,223)	N/M

Net Sales

Net sales increased $337.8 million, or 7.9%, to $4.63 billion in 2018, as compared to $4.29 billion in 2017. The increase in net sales was primarily attributable to the following (in millions):

2018	Attributable to:
$161.9	Net sales increase related to increased volume, primarily related to the 2017 System Transformation Transactions
132.0	Increase in net sales primarily related to bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
31.5	Increase in volume of external freight revenue to external customers (other than nonalcoholic beverages)
4.6	Increase in sales volume to other Coca-Cola bottlers
7.8	Other
$337.8	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in both 2018 and 2017. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets.

Product category sales volume of physical cases in 2018 and 2017 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales
Product Category	2018	2017	Volume Increase
Sparkling beverages	69.9%	71.0%	2.7%
Still beverages (including energy products)	30.1%	29.0%	8.1%
Total bottle/can sales volume	100.0%	100.0%	4.3%

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2018	2017
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	11%	10%
Total approximate percent of the Company’s total bottle/can sales volume	30%	29%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	14%	13%
The Kroger Company	8%	7%
Total approximate percent of the Company’s total net sales	22%	20%

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing plants to distribution centers and the purchase of finished products. Inputs representing a substantial portion of the Company’s total cost of sales include: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors.

Cost of sales increased $286.9 million, or 10.3%, to $3.07 billion in 2018, as compared to $2.78 billion in 2017. The increase in cost of sales was primarily attributable to the following (in millions):

2018	Attributable to:
$153.4

Increase in cost of sales primarily related to, in order of magnitude, increased commodities costs, a change in product mix to meet consumer preferences, higher costs in the territories acquired in the System Transformation and higher transportation costs

100.5	Increase in cost of sales related to increased volume, primarily related to the 2017 System Transformation Transactions
26.7	Increase in costs related to increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
6.3	Increase in sales volume to other Coca-Cola bottlers
$286.9	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $128.4 million in 2018, as compared to $120.1 million in 2017.

The Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in SD&A expenses, as described below.

SD&A Expenses

SD&A expenses include the following: sales management labor costs, distribution costs resulting from transporting product from distribution centers to customer locations, distribution center overhead including depreciation expense, distribution center warehousing costs, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangibles and administrative support labor and operating costs.

SD&A expenses increased by $94.5 million, or 6.7%, to $1.50 billion in 2018, as compared to $1.40 billion in 2017. SD&A expenses as a percentage of sales decreased to 32.4% in 2018 from 32.7% in 2017. The increase in SD&A expenses was primarily attributable to the following (in millions):

2018	Attributable to:
$35.1	Increase in employee salaries including bonuses and incentives due to additional personnel added in the System Transformation and normal salary increases
14.6	Increase in software expenses primarily due to the implementation of the Company’s integrated CONA information systems platform
9.8	Increase in fuel costs related to the movement of finished goods from distribution centers to customer locations primarily as a result of territories acquired in the System Transformation
8.6	Severance and outplacement expenses incurred to optimize labor expense in the Nonalcoholic Beverages segment
6.9	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for vending equipment, fleet, furniture and fixtures acquired in the System Transformation
6.6

Increase in employee benefit costs primarily due to additional group insurance expense, 401(k) employer matching contributions and bargaining pension plan expense for employees added in the System Transformation

12.9	Other individually immaterial expense increases
$94.5	Total increase in SD&A expenses

In 2018, the Company incurred $8.6 million for severance and outplacement expenses relating to the optimization of its labor expense. The Company believes these expenses, which were recorded in the Nonalcoholic Beverages segment, will result in annual incremental cost savings of approximately $30 million to $37 million.

The Company has three primary delivery systems: (i) bulk delivery for large supermarkets, mass merchandisers and club stores, (ii) advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premises accounts and (iii) full service delivery for its full-service vending customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $610.7 million in 2018 and $550.9 million in 2017.

As a result of the Company adopting Accounting Standards Update (“ASU”) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) issued by the Financial Accounting Standards Board (the “FASB”) in March 2017, the Company reclassified $5.4 million from 2017 of non-service cost components of net periodic benefit cost from SD&A expenses to other expense, net. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

Interest Expense, Net

Interest expense, net, increased $8.6 million, or 20.6%, to $50.5 million in 2018, as compared to $41.9 million in 2017. The increase was primarily a result of higher average debt in 2018 compared to 2017 due to additional borrowings throughout 2017 to finance System Transformation Transactions and rising interest rates.

Other Expense, Net

A summary of other expense, net is as follows:

	Fiscal Year
(in thousands)	2018	2017
Unfavorable fair value adjustment to acquisition related contingent consideration	$28,767	$3,226
Non-service cost component of net periodic benefit cost	2,525	5,368
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	-	(6,012)
System Transformation Transactions settlements	-	6,996
Other	(439)	(13)
Total other expense, net	$30,853	$9,565

Each reporting period, the Company adjusts its contingent consideration liability related to the territories acquired as part of the System Transformation, excluding territories acquired pursuant to an exchange transaction, to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the comprehensive beverage agreement entered into by the Company and The Coca‑Cola Company on March 31, 2017 (as amended, the “CBA”), using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates, projected future operating results, and post-closing settlement of cash purchase prices for the territories acquired as part of the System Transformation. These future expected sub-bottling payments extend through the life of the related distribution asset acquired in the System Transformation, which is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

The fair value adjustments to the acquisition related contingent consideration liability during 2018 were primarily driven by cash payments and changes to the projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees, partially offset by an increase in the risk-free interest rate. The fair value adjustments to the acquisition related contingent consideration liability during 2017 were primarily driven by final settlement of cash purchase prices for previously closed transactions and a decrease in the risk-free interest rate, partially offset by a benefit resulting from the Tax Act.

In 2017, other expense, net included expense of $7.0 million for net working capital and other fair value adjustments related to System Transformation Transactions that were made beyond one year from the transaction closing date. As these adjustments were made beyond one year from the acquisition date, the Company recorded the adjustments through its consolidated statements of operations.

Additionally, in 2017, other expense, net included income of $6.0 million related to an increase in the Company’s investment in Southeastern Container following CCR’s redistribution of a portion of its investment in Southeastern Container in December 2017.

Gain on Exchange Transactions

In 2018, as a result of final post-closing adjustments for the 2017 System Transformation Transactions, the Company recorded a net gain of $10.2 million to gain on exchange transactions.

In 2017, upon the closings of the CCR Exchange Transaction and the United Exchange Transaction, the fair value of net assets acquired exceeded the carrying value of net assets exchanged, which resulted in a gain of $0.5 million recorded to gain on exchange transactions.

The Company also recognized a gain in 2017 of $12.4 million, representing the portion of a fee from The Coca‑Cola Company (the “Legacy Facilities Credit”) applicable to the Mobile, Alabama facility, which the Company transferred to CCR as part of the CCR Exchange Transaction. The Coca‑Cola Company agreed to provide the Legacy Facilities Credit to the Company in December 2017 to compensate the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at regional manufacturing facilities owned by the Company prior to the System Transformation and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers pursuant to new pricing mechanisms included in the regional manufacturing agreement entered into by the Company and The Coca‑Cola Company on March 31, 2017 (as amended, the “RMA”).

Income Tax Expense (Benefit)

The Company had a $1.9 million income tax expense in 2018, as compared to an income tax benefit of $39.8 million in 2017. The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income before income taxes, was (14.1)% in 2018 and (63.2)% in 2017. The Company’s effective tax rate, calculated by dividing income tax expense (benefit) by income before income taxes minus net income attributable to noncontrolling interest, was (10.3)% in 2018 and (70.3)% in 2017.

The Tax Act had a substantial impact on the Company’s income tax benefit for 2017. Shortly after the Tax Act was enacted, the Securities and Exchange Commission (the “SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of U.S. generally accepted accounting principles (“GAAP”) and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company recognized a provisional tax benefit related to the re-measurement of its net deferred tax liability of $69.0 million as of December 31, 2017. During the third quarter of 2018, the Company recorded an additional tax benefit of $1.9 million attributable to the re-measurement of its net deferred tax liability in connection with the filing of its 2017 federal income tax return.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.8 million in 2018 and $6.3 million in 2017 related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income (Loss), Net of Tax

The Company had other comprehensive income, net of tax, of $16.9 million in 2018 and other comprehensive loss, net of tax, of $1.3 million in 2017. The increase was primarily a result of actuarial gains on the Company’s pension plans.

2017 Compared to 2016

The following table sets forth a summary of the Company’s financial results for 2017 and 2016:

	Fiscal Year
(in thousands)	2017	2016	Change	% Change
Net sales	$4,287,588	$3,130,145	$1,157,443	37.0%
Cost of sales	2,782,721	1,940,706	842,015	43.4
Gross profit	1,504,867	1,189,439	315,428	26.5
Selling, delivery and administrative expenses	1,403,320	1,058,240	345,080	32.6
Income from operations	101,547	131,199	(29,652)	(22.6)
Interest expense, net	41,869	36,325	5,544	15.3
Other expense, net	9,565	1,470	8,095	N/M
Gain (loss) on exchange transactions	12,893	(692)	13,585	N/M
Income before taxes	63,006	92,712	(29,706)	(32.0)
Income tax expense (benefit)	(39,841)	36,049	(75,890)	N/M
Net income	102,847	56,663	46,184	81.5
Less: Net income attributable to noncontrolling interest	6,312	6,517	(205)	(3.1)
Net income attributable to Coca-Cola Consolidated, Inc.	$96,535	$50,146	$46,389	92.5
Other comprehensive loss, net of tax	(1,305)	(10,490)	9,185	(87.6)
Comprehensive income attributable to Coca-Cola Consolidated, Inc.	$95,230	$39,656	$55,574	N/M

Net Sales

Net sales increased $1.16 billion, or 37.0%, to $4.29 billion in 2017, as compared to $3.13 billion in 2016. The increase in net sales was primarily attributable to the following (in millions):

2017	Attributable to:
$915.4	Net sales increase related to increased volume, primarily related to the System Transformation Transactions
144.9	Increase in sales volume to other Coca-Cola bottlers
95.4

Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences

1.7	Other
$1,157.4	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in both 2017 and 2016.

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales
Product Category	2017	2016	Volume Increase
Sparkling beverages	71.0%	72.7%	29.8%
Still beverages (including energy products)	29.0%	27.3%	41.4%
Total bottle/can sales volume	100.0%	100.0%	32.9%

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2017	2016
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	20%
The Kroger Company	10%	6%
Total approximate percent of the Company’s total bottle/can sales volume	29%	26%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	13%	14%
The Kroger Company	7%	5%
Total approximate percent of the Company’s total net sales	20%	19%

Cost of Sales

Cost of sales increased $842.0 million, or 43.4%, to $2.78 billion in 2017, as compared to $1.94 billion in 2016. The increase in cost of sales was primarily attributable to the following (in millions):

2017	Attributable to:
$543.9	Increase in cost of sales related to increased volume, primarily related to the System Transformation Transactions
160.4

Increase in cost of sales primarily related to, in order of magnitude, higher costs in the territories acquired in the System Transformation, a change in product mix to meet consumer preferences and increased commodities costs

147.9	Increase in sales volume to other Coca-Cola bottlers
(10.2)	Decrease in costs related to increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
$842.0	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $120.1 million in 2017, as compared to $99.4 million in 2016.

SD&A Expenses

SD&A expenses increased by $345.1 million, or 32.6%, to $1.40 billion in 2017, as compared to $1.06 billion in 2016. SD&A expenses as a percentage of sales decreased to 32.7% in 2017 from 33.8% in 2016. The increase in SD&A expenses was primarily attributable to the following (in millions):

2017	Attributable to:
$177.4	Increase in employee salaries including bonuses and incentives due to additional personnel added in the System Transformation and normal salary increases
30.6	Increase in employee benefit costs primarily due to additional medical expense and increased 401(k) employer matching contributions for employees added in the System Transformation
24.0	Increase in depreciation and amortization of property, plant and equipment primarily due to depreciation for fleet and vending equipment acquired in the System Transformation
23.2	Increase in expenses related to the System Transformation, primarily professional fees related to due diligence
14.3	Increase in employer payroll taxes primarily due to payroll acquired in the System Transformation
9.1	Increase in vending and fountain parts expense acquired in the System Transformation
6.8	Increase in fuel costs related to the movement of finished goods from distribution centers to customer locations primarily as a result of territories acquired in the System Transformation
6.8	Increase in property, vehicle and other taxes acquired in the System Transformation
6.5	Increase in software expenses primarily due to increased maintenance expense
5.8

Increase in property and casualty insurance expense primarily due to an increase in insurance premiums and insurance claims for the distribution territories and the manufacturing plants acquired in the System Transformation

5.2	Increase in marketing expense primarily due to increased spending for promotional items and media
5.0	Increase in facilities non-rent expenses related to the manufacturing plants acquired in the System Transformation
4.5	Increase in rental expense primarily due to additional equipment and facilities rent expense acquired in the System Transformation
14.5	Other individually immaterial expense increases primarily related to the System Transformation
11.4	Other individually immaterial expense increases
$345.1	Total increase in SD&A expenses

Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including warehouse costs, totaled $550.9 million in 2017 and $395.4 million in 2016.

As a result of the Company adopting ASU 2017‑07, the Company reclassified $5.4 million and $3.3 million of non-service cost components of net periodic benefit cost from SD&A expenses to other expense, net in 2017 and 2016, respectively.

Interest Expense, Net

Interest expense, net, increased $5.6 million, or 15.3%, to $41.9 million in 2017, as compared to $36.3 million in 2016. The increase was primarily a result of additional borrowings to fund the System Transformation during 2017.

Other Expense, Net

A summary of other expense, net is as follows:

	Fiscal Year
(in thousands)	2017	2016
System Transformation Transactions settlements	$6,996	$-
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	(6,012)	-
Non-service cost component of net periodic benefit cost	5,368	3,340
(Favorable) / unfavorable fair value adjustment to acquisition related contingent consideration	3,226	(1,910)
Other	(13)	40
Total other expense, net	$9,565	$1,470

In 2017, other expense, net included expense of $7.0 million for net working capital and other fair value adjustments related to System Transformation Transactions that were made beyond one year from the transaction closing date. Additionally, in 2017, other expense, net included income of $6.0 million related to an increase in the Company’s investment in Southeastern Container following CCR’s redistribution of a portion of its investment in Southeastern Container in December 2017.

Other expense, net also included a noncash expense of $3.2 million in 2017 and noncash income of $1.9 million in 2016, each as a result of fair value adjustments of the Company’s contingent consideration liability related to the territories acquired as part of the System Transformation. The fair value adjustment to the acquisition related contingent consideration liability during 2017 was primarily driven by final settlement of cash purchase prices for previously closed transactions and a decrease in the risk-free interest rate, partially offset by a benefit resulting from the Tax Act. The fair value adjustments to the acquisition related contingent consideration liability during 2016 was primarily driven by a change in the projected future operating results of the territories acquired as part of the System Transformation which were subject to sub-bottling fees and changes in the risk-free interest rate.

Gain (Loss) on Exchange Transactions

In 2017, upon the closings of the CCR Exchange Transaction and the United Exchange Transaction, the fair value of net assets acquired exceeded the carrying value of net assets exchanged, which resulted in a gain of $0.5 million recorded to gain (loss) on exchange transactions.

In 2017, the Company also recognized a gain of $12.4 million, representing the portion of the Legacy Facilities Credit applicable to the Mobile, Alabama facility, which the Company transferred to CCR as part of the CCR Exchange Transaction.

In 2016, the Company recorded a $0.7 million loss to gain (loss) on exchange transactions as a result of final post-closing adjustments for the like-kind exchange transaction completed with CCR in 2015, through which CCR agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by CCR’s facilities and equipment located in Lexington, Kentucky in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory served by the Company’s facilities and equipment located in Jackson, Tennessee.

Income Tax Expense (Benefit)

The Company had a $39.8 million income tax benefit in 2017, as compared to income tax expense of $36.0 million in 2016. The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income before income taxes, was (63.2)% in 2017 and 38.9% in 2016. The Company’s effective tax rate, calculated by dividing income tax expense (benefit) by income before income taxes minus net income attributable to noncontrolling interest, was (70.3)% in 2017 and 41.8% in 2016.

In accordance with SAB 118, the Company recognized a provisional tax benefit related to the re-measurement of its net deferred tax liability of $69.0 million as of December 31, 2017.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $6.3 million in 2017 and $6.5 million in 2016 related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Loss, Net of Tax

Other comprehensive loss, net of tax, was $1.3 million in 2017 and $10.5 million in 2016. The increase was primarily a result of a $6.2 million adjustment on postretirement benefits related to the October 2017 Divestitures, as well as nominal actuarial losses on the Company’s pension and postretirement benefit plans as compared to 2016.

Segment Operating Results

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. Effective December 31, 2018, the Company appointed a new Chief Operating Officer and Chief Financial Officer. In addition, the Company completed a four-year System Transformation in October 2017 and continues to integrate territories acquired in the System Transformation into its operations. In conjunction with these leadership changes and ongoing integration of operations, management continues to assess whether changes are necessary to the Company’s reportable segments.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Net sales:
Nonalcoholic Beverages	$4,512,318	$4,206,927	$3,034,654
All Other	358,625	301,801	234,732
Eliminations(1)	(245,579)	(221,140)	(139,241)
Consolidated net sales	$4,625,364	$4,287,588	$3,130,145

Income from operations:
Nonalcoholic Beverages	$45,519	$90,143	$126,570
All Other	12,383	11,404	4,629
Consolidated income from operations	$57,902	$101,547	$131,199

(1)

The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

Organic / Adjusted Results

The Company reports its financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Further, given the transformation of the Company’s business through System Transformation Transactions with The Coca‑Cola Company and the conversion of its information technology systems, the Company believes these non-GAAP financial measures allow users to better appreciate the impact of these transactions on the Company’s performance.

Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported GAAP results to organic / adjusted results (non-GAAP) for 2018 and 2017:

	Fiscal Year
(in thousands)	2018	2017
Total bottle/can sales	$3,866,704	$3,580,924
Total other sales	758,660	706,664
Total net sales	$4,625,364	$4,287,588

Total bottle/can sales	$3,866,704	$3,580,924
Less: Acquisition/divestiture related sales	546,284	370,992
Organic net bottle/can sales (non-GAAP)(1)	$3,320,420	$3,209,932
Increase in organic net bottle/can sales	3.4%

	Fiscal Year
(in millions)	2018	2017
Physical case volume	337.7	323.8
Less: Acquisition/divestiture related physical case volume	48.7	35.1
Organic physical case volume(1)	289.0	288.7
Increase (decrease) in organic physical case volume	0.1%

	Fiscal Year 2018
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$1,555,712	$1,497,810	$57,902	$(13,287)	$(19,930)	$(2.13)
System Transformation Transactions expenses(2)	1,174	42,162	43,336	43,336	33,022	3.53
Gain on exchange transactions(3)	-	-	-	(10,170)	(7,648)	(0.82)
Workforce optimization expenses(4)	-	8,555	8,555	8,555	6,519	0.70
Fair value adjustment of acquisition related contingent consideration(5)	-	-	-	28,767	21,920	2.34
Amortization of converted distribution rights(6)	2,231	-	2,231	2,231	1,678	0.18
Fair value adjustments for commodity hedges(7)	10,376	4,349	14,725	14,725	11,220	1.20
Tax Act impact(8)	-	-	-	-	(1,989)	(0.21)
Other tax adjustments(9)	-	-	-	-	2,388	0.26
Total reconciling items	13,781	55,066	68,847	87,444	67,110	7.18
Adjusted results (non-GAAP)	$1,569,493	$1,552,876	$126,749	$74,157	$47,180	$5.05

	Fiscal Year 2017
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,504,867	$1,403,320	$101,547	$63,006	$96,535	$10.35
System Transformation Transactions expenses(2)	752	48,793	49,545	49,545	26,160	2.80
System Transformation Transactions settlements(10)	-	-	-	6,996	3,694	0.40
Gain on exchange transactions(3)	-	-	-	(529)	(228)	(0.02)
Mobile, Alabama portion of Legacy Facility credit(11)	-	-	-	(12,364)	(5,329)	(0.57)
Southeastern preferred shares from CCR income(12)	-	-	-	(6,012)	(2,591)	(0.28)
Fair value adjustment of acquisition related contingent consideration(5)	-	-	-	3,226	1,703	0.18
Fair value adjustments for commodity hedges(7)	(2,815)	(315)	(3,130)	(3,130)	(1,653)	(0.18)
Tax Act impact(8)	-	-	-	-	(66,595)	(7.14)
Other tax adjustments(9)	-	-	-	-	(1,839)	(0.20)
Total reconciling items	(2,063)	48,478	46,415	37,732	(46,678)	(5.01)
Adjusted results (non-GAAP)	$1,502,804	$1,451,798	$147,962	$100,738	$49,857	$5.34

Following is an explanation of non-GAAP adjustments:

(1)	Organic net bottle/can sales and organic physical case volume include results from the Company’s distribution territories not impacted by acquisition or divestiture related activity during 2017.

(2)	Adjustment reflects expenses related to the System Transformation, which primarily includes information technologies system conversions and professional fees and expenses related to due diligence.

(3)

Gain recorded in 2017 upon closing of the CCR Exchange Transaction and the United Exchange Transaction for the excess fair value of net assets acquired over the carrying value of net assets acquired, which was adjusted in 2018 to reflect final post-closing adjustments.

(4)	Adjustment reflects severance and outplacement expenses relating to the Company’s optimization of its labor expense.

(5)

This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates, projected future results, and final settlements of acquired territory values.

(6)

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

(7)

The Company enters into derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity risk. The Company accounts for commodity hedges on a mark-to-market basis.

(8)

The Tax Act, which reduced the federal corporate tax rate from 35% to 21% and changed the deductibility of certain expenses, had an estimated impact of $66.6 million in 2017, primarily as a result of the Company revaluing its net deferred tax liabilities. During the third quarter of 2018, the Company recorded an additional tax benefit of $1.9 million attributable to the re-measurement of its net deferred tax liability in connection with the filing of its 2017 federal income tax return.

(9)	Includes adjustments related to items impacting the Company’s effective tax rate.

(10)

Adjustment includes a charge within other expense for net working capital and other fair value adjustments related to the Company’s acquisition of distribution territories as part of the System Transformation that were made beyond one year from the acquisition date.

(11)	Recognized portion of Legacy Facilities Credit related to a facility in Mobile, Alabama, which was transferred to CCR as part of the CCR Exchange Transaction.

(12)	In December 2017, CCR redistributed a portion of its investment in Southeastern Container, which resulted in a $6.0 million increase in the Company’s investment in Southeastern Container.

Financial Condition

Total assets decreased $63.1 million to $3.01 billion on December 30, 2018, as compared to $3.07 billion on December 31, 2017. Net working capital, defined as current assets less current liabilities, was $195.7 million on December 30, 2018, which was an increase of $40.6 million from December 31, 2017.

Significant changes in net working capital on December 30, 2018 from December 31, 2017 were as follows:

•	An increase in accounts receivable, trade of $40.9 million and a decrease in accounts receivable from The Coca‑Cola Company of $21.1 million primarily as a result of the timing of cash receipts.
•	An increase in inventories of $26.4 million primarily as a result of rising commodity costs and expanded product selection offered by the Company.
•	A decrease in prepaid and other current assets of $29.9 million primarily as a result income tax refunds received.
•	A decrease in accounts payable, trade of $45.0 million primarily as a result of the timing of payments.
•

A decrease in accounts payable to The Coca‑Cola Company of $58.6 million primarily as a result of the timing of purchases of raw materials, payments and final post-closing adjustments of the cash purchase prices or settlement amounts for the System Transformation transactions.

•	An increase in other accrued liabilities of $64.7 million primarily as a result of the timing of payments.

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

The Revolving Credit Facility has a scheduled maturity date of June 8, 2023. As of December 30, 2018, the Company had borrowed $80.0 million under the Revolving Credit Facility, and therefore had $420.0 million borrowing capacity remaining. The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company.

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

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (as amended, the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate, at the Company’s option, plus an applicable margin dependent on the Company’s credit ratings. The Company used $210 million of the proceeds from the Term Loan Facility to repay outstanding indebtedness under the Revolving Credit Facility. The Company then used the remaining proceeds, as well as borrowings under the Revolving Credit Facility, to repay the $164.8 million of senior notes that matured on June 15, 2016. Pursuant to the agreement, the Company has made principal payments on the Term Loan Facility. As of December 30, 2018, the remaining principal amount was $292.5 million.

During the third quarter of 2018, the Company amended each of the Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility to (i) more closely align the calculation of the two financial covenants and certain events of default under each agreement and (ii) with regard to the Term Loan Facility, to revise the calculation of the rates at which borrowings bear interest to conform with the calculation of such rates under the Revolving Credit Facility.

Pursuant to the Term Loan Facility and the indenture under which the senior notes due in 2019 were issued, principal payments will be due in the next twelve months. The Company intends to refinance these amounts and has the capacity to do so under the Revolving Credit Facility, which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as non-current as of December 30, 2018. See Note 13 to the consolidated financial statements for additional information on the senior notes due in 2019.

The Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of December 30, 2018. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

Subsequent to the end of 2018, the Company entered into a confirmation of acceptance to sell $100 million aggregate principal amount of senior unsecured notes due 2026 (the “2026 Notes”) to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates (the “MetLife Affiliates”) on or before April 10, 2019. The 2026 Notes will bear interest at 3.93% and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company expects to use the proceeds for refinancing of debt and general corporate purposes. As of the date of this filing, the Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

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

The Company’s credit ratings are reviewed periodically by two rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. During the second quarter of 2018, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to negative from stable. Moody’s rating outlook for the Company is currently stable. As of December 30, 2018, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Net debt and capital lease obligations as of December 30, 2018 and December 31, 2017 were as follows:

(in thousands)	December 30, 2018	December 31, 2017
Debt	$1,104,403	$1,088,018
Capital lease obligations	35,248	43,469
Total debt and capital lease obligations	1,139,651	1,131,487
Less: Cash and cash equivalents	13,548	16,902
Total net debt and capital lease obligations(1)	$1,126,103	$1,114,585

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

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of December 30, 2018, interest expense for the next twelve months would increase by approximately $3.7 million. See Item 7A for additional information.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability incurred as a result of the System Transformation Transactions acquisitions. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2018	2017
Opening balance - Level 3 liability	$381,291	$253,437
Increase due to System Transformation Transactions acquisitions(1)	-	128,880
Measurement period adjustments(2)	813	14,826
Payment of acquisition related contingent consideration	(24,683)	(16,738)
Reclassification to current payables	(3,290)	(2,340)
Unfavorable fair value adjustment	28,767	3,226
Ending balance - Level 3 liability	$382,898	$381,291

(1)

Increase due to System Transformation Transactions acquisitions includes an increase in the acquisition related contingent consideration of $62.5 million in 2017 from the opening balance sheets for the distribution territories and the regional manufacturing facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

(2)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

Cash Sources and Uses

The primary sources of cash for the Company in 2018 were debt financings. The primary uses of cash in 2018 were repayments of debt and additions to property, plant and equipment. The primary sources of cash for the Company in 2017 were debt financings, operating activities and certain payments received from The Coca-Cola Company, including the Territory Conversion Fee (as defined below) and the Legacy Facilities Credit. The primary uses of cash in 2017 were repayments of debt, acquisitions of distribution territories and regional manufacturing facilities and additions to property, plant and equipment. A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Cash Sources:
Borrowings under Revolving Credit Facility	$356,000	$448,000	$410,000
Adjusted cash provided by operating activities(1)	150,549	235,202	165,979
Proceeds from issuance of Senior Notes	150,000	125,000	-
Refund of income tax payments	36,991	-	7,111
Proceeds from the sale of property, plant and equipment	5,259	608	1,072
Proceeds from cold drink equipment	3,789	8,400	-
Proceeds from Legacy Facilities Credit(2)	1,320	30,647	-
System Transformation acquisitions, net of cash acquired and purchase price settlements	456	-	-
Proceeds from Territory Conversion Fee(3)	-	91,450	-
Portion of Legacy Facilities Credit related to Mobile, Alabama facility(2)	-	12,364	-
Borrowings under Term Loan Facility	-	-	300,000
Other	19	78	25
Total cash sources	$704,383	$951,749	$884,187

Cash Uses:
Payments on Revolving Credit Facility	$483,000	$393,000	$258,000
Additions to property, plant and equipment (exclusive of acquisitions)	138,235	176,601	172,586
Payment of acquisition related contingent consideration	24,683	16,738	13,550
Pension plans contributions	20,000	11,600	11,120
Net cash paid for exchange transactions	13,116	19,393	-
Cash dividends paid	9,353	9,328	9,307
Principal payments on capital lease obligations	8,221	7,485	7,063
Payments on Senior Notes	7,500	-	164,757
Income tax payments	-	30,965	-
Investment in CONA Services LLC	2,098	3,615	7,875
System Transformation acquisitions, net of cash acquired and purchase price settlements	-	272,056	272,637
Glacéau distribution agreement consideration	-	15,598	-
Debt issuance fees	1,531	318	940
Total cash uses	$707,737	$956,697	$917,835
Increase (decrease) in cash	$(3,354)	$(4,948)	$(33,648)

(1)

Adjusted cash provided by operating activities excludes amounts received with regard to the Territory Conversion Fee, net income tax payments/refunds, proceeds from the Legacy Facilities Credit, pension plan contributions and System Transformation Transactions settlements. This line item is a non-GAAP measure and provides investors with additional information which management believes is helpful in the evaluation of the Company’s cash sources and uses. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(2)

In December 2017, the Company recognized $12.4 million of the Legacy Facilities Credit, which represented the portion applicable to a regional manufacturing facility in Mobile, Alabama which the Company transferred to CCR as part of the CCR Exchange Transaction. The remaining balance of the Legacy Facilities Credit was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years.

(3)

This fee of $91.5 million (the “Territory Conversion Fee”) was paid to the Company upon the conversion of the Company’s then-existing bottling agreements to the CBA in March 2017 pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015, as amended.

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash payments for income taxes will be between $2 million and $10 million in fiscal 2019 (“2019”).

Cash Flows From Operating Activities

During 2018, cash provided by operating activities was $168.9 million, which was a decrease of $138.9 million, as compared to 2017. During 2017, cash provided by operating activities was $307.8 million, which was an increase of $145.8 million, as compared to 2016. The Company had a net income tax refund of $37.0 million in 2018, as compared to a net income tax payment of $31.0 million in 2017. In addition, during 2017, the Company received a $91.5 million Territory Conversion Fee and a $43.0 million Legacy Facilities Credit, as discussed above.

Cash Flows From Investing Activities

During 2018, cash used in investing activities was $143.9 million, which was a decrease of $315.0 million, as compared to 2017. The decrease was driven primarily by the Company’s completion of its System Transformation Transactions in October 2017. Additions to property, plant and equipment during 2018 were $138.2 million. As of December 30, 2018, $13.7 million of additions to property, plant and equipment were accrued in accounts payable, trade.

During 2017, cash used in investing activities was $458.9 million, which was an increase of $6.9 million, as compared to 2016. The increase was driven primarily by $284.5 million in net cash used to finance the System Transformation Transactions and a $15.6 million payment to The Coca‑Cola Company in order to acquire rights to market, promote, distribute and sell glacéau products in certain geographic territories and for The Coca‑Cola Company to terminate a distribution arrangement with the prior distributor in these territories.

Additions to property, plant and equipment during 2017 were $176.6 million. As of December 31, 2017, $22.3 million of additions to property, plant and equipment were accrued in accounts payable, trade. The 2017 additions exclude $230.3 million in property, plant and equipment acquired in the 2017 System Transformation Transactions and $8.4 million in proceeds from cold drink equipment. In 2017, the Company also recognized $12.4 million of the Legacy Facilities Credit, related to a facility in Mobile, Alabama, which the Company transferred to CCR as part of the CCR Exchange Transaction.

The Company anticipates additions to property, plant and equipment in 2019 to be in the range of $150 million to $180 million.

Cash Flows From Financing Activities

During 2018, cash used in financing activities was $28.3 million. During 2017, cash provided by financing activities was $146.1 million, which was a decrease of $110.3 million compared to 2016.  The decreases in both 2018 and 2017 were primarily driven by a reduced need for capital as a result of the Company’s completion of its System Transformation Transactions in October 2017.

The Company had cash payments for acquisition related contingent consideration of $24.7 million during 2018, $16.7 million during 2017 and $13.5 million during 2016. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories acquired in the System Transformation, excluding territories the Company acquired in exchange transactions, will be in the range of $25 million to $48 million.

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative comprised of Coca‑Cola bottlers, and has guaranteed $23.9 million of SAC’s debt as of December 30, 2018. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 17 to the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 30, 2018:

	Contractual Obligation Payments Due During
(in thousands)	Total	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
Total debt, net of interest	$1,107,500	$140,000	$45,000	$217,500	$-	$205,000	$500,000
Estimated interest on debt obligations(1)	213,283	38,510	35,124	29,760	26,170	21,103	62,616
Operating leases	95,261	14,146	13,526	12,568	11,161	10,055	33,805
Capital lease obligations, net of interest	35,248	8,617	9,364	5,431	2,129	2,301	7,406
Estimated interest capital lease obligations(1)	5,573	1,817	1,249	787	568	452	700
SAC purchase obligation(2)	544,082	98,924	98,924	98,924	98,924	98,924	49,462
Acquisition related contingent consideration	382,898	32,992	24,721	25,209	25,704	26,207	248,065
Long-term marketing contractual arrangements(3)	173,947	33,318	30,545	25,266	20,882	12,483	51,453
Executive Benefit Plans	144,758	16,659	13,170	15,011	10,135	9,529	80,254
Postretirement obligations(4)	64,461	3,219	3,334	3,568	3,807	3,849	46,684
Obligation for exiting multiemployer pension plan	6,907	974	974	974	974	974	2,037
Purchase orders(5)	55,475	55,475	-	-	-	-	-
Total contractual obligations	$2,829,393	$444,651	$275,931	$434,998	$200,454	$390,877	$1,082,482

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024.
(3)	Includes long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations.
(4)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plan is excluded as the timing and/or amount of any cash payment is uncertain.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company had uncertain tax positions, including accrued interest, of $3.1 million on December 30, 2018, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 18 to the consolidated financial statements for additional information.

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

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on December 30, 2018. See Note 17 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $20.0 million to the two Company-sponsored pension plans during 2018. Contributions to the two Company-sponsored pension plans are expected to be in the range of $1 million to $2 million in 2019.

Postretirement medical care payments are expected to be approximately $3.2 million in 2019. See Note 21 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

The Company uses derivative financial instruments to manage its exposure to movements in certain commodity prices. Fees paid by the Company for derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment to cost of sales or SD&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The net impact of the commodity hedges on the consolidated statements of operations was as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Cost of sales - increase/(decrease)	$10,788	$(4,453)	$(1,285)
SD&A expenses - increase/(decrease)	3,530	(1,325)	(489)
Net impact	$14,318	$(5,778)	$(1,774)

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements on operating leases are depreciated over the shorter of the estimated useful lives or the term of the lease, including renewal options the Company determines are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statements of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing plants are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in SD&A expenses.

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

During 2018, 2017 and 2016, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment.

To the extent the actual and projected cash flows decline in the future or if market conditions significantly deteriorate, the Company may be required to perform an interim impairment analysis that could result in an impairment of goodwill. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2018 annual test date.

Income Tax Estimates

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

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the CBA over the remaining useful life of the related distribution rights. Under the CBA, the Company makes quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell certain beverages and beverage products in the distribution territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction, to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Revenue Recognition

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

Payments made to customers can be conditional on the achievement of volume targets and/or marketing commitments. Payments made in advance are recorded as prepayments and amortized in the consolidated statements of operations over the relevant period to which the customer commitment is made. In the event there is no separate identifiable benefit or the fair value of such benefit cannot be established, the amortization of the prepayment is included as a reduction to net sales.

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. The Company’s reserve for customer returns is included in the allowance for doubtful accounts in the consolidated balance sheet. Returned product is recognized as a reduction of net sales.

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically finance, transfer and mitigate the financial impact of losses to the Company. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.

Pension and Postretirement Benefit Obligations

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after this date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarial determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company also sponsors a postretirement healthcare plan for employees meeting specified criteria.

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

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Primary Plan and the Bargaining Plan was 4.47% and 4.63%, respectively, in 2018 and 3.80% and 3.90%, respectively, in 2017. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

Pension costs were $5.3 million in 2018, $4.3 million in 2017 and $1.9 million in 2016.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 30, 2018	$(9,409)	$9,942
Net periodic pension cost in 2018	(415)	435

The weighted average expected long-term rate of return of plan assets used in computing net periodic pension costs was 6.00% in 2018, 6.00% for 2017 and 6.50% in 2016. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 21 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets and the weighted average expected long-term rate of return of each asset type. The actual return on pension plan assets was a loss of 3.0% in 2018 and gains of 14.5% in 2017 and 7.2% in 2016.

The Company sponsors a postretirement healthcare plan for employees meeting specified qualifying criteria. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the net periodic postretirement benefit cost and postretirement benefit obligation for this plan. These factors include assumptions about the discount rate and the expected growth rate for the cost of healthcare benefits. In addition, the Company uses subjective factors such as withdrawal and mortality rates to estimate the projected liability under this plan. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. The Company does not pre-fund its postretirement benefits and has the right to modify or terminate certain of these benefits in the future.

The discount rate assumption, the annual healthcare cost trend and the ultimate trend rate for healthcare costs are key estimates which can have a significant impact on the net periodic postretirement benefit cost and postretirement obligation in future periods. The Company annually determines the healthcare cost trend based on recent actual medical trend experience and projected experience for subsequent years.

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on the annual yield on long-term corporate bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 4.41% in 2018, 3.72% in 2017 and 4.36% in 2016. The discount rate was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Aon/Hewitt AA above median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 30, 2018	$(1,814)	$1,909
Service cost and interest cost in 2018	(138)	144

A 1% increase or decrease in the annual healthcare cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	1% Increase	1% Decrease
Postretirement benefit obligation at December 30, 2018	$7,878	$(6,993)
Service cost and interest cost in 2018	590	(525)

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014‑09 “Revenue from Contracts with Customers,” (the “revenue recognition standard”). Subsequent to the issuance of ASU 2014‑09, the FASB issued several additional accounting standards for revenue recognition to update the effective date of the revenue recognition guidance and to provide additional clarification on the updated standard. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the revenue recognition standard in the first quarter of 2018, as discussed in Note 2 to the consolidated financial statements.

In January 2016, the FASB issued ASU 2016‑01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim periods beginning after December 31, 2017. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑01 “Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04 “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, entities should instead perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value of the respective reporting unit. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017‑07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of the Company’s net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service cost components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component is eligible for asset capitalization. The new guidance is effective for annual periods beginning after December 31, 2017, including interim periods within those annual periods. The Company adopted this guidance in the first quarter of 2018 using the practical expedient which allows entities to use information previously disclosed in their pension and other postretirement benefit plans note as the estimation basis to apply the retrospective presentation requirements in ASU 2017‑07.

With the adoption of this guidance in the first quarter of 2018, the Company recorded the non-service cost component of net periodic benefit cost, which totaled $2.5 million in 2018, to other expense, net in the consolidated statements of operations. The Company reclassified $5.4 million from 2017 and $3.3 million from 2016 of non-service cost components of net periodic benefit cost from

SD&A expenses to other expense, net in the consolidated statements of operations. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018‑02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides the option to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. This standard should be applied either in the period of adoption or retrospectively to each period in which the changes in the U.S. federal corporate income tax rate under the Tax Act are recognized. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and can be early adopted. The Company plans to adopt the new accounting standard in the period of adoption and will recognize a cumulative effect adjustment to the opening balance of retained earnings as of December 31, 2018, the first day of fiscal 2019. The Company expects the cumulative effect adjustment will increase retained earnings by approximately $20 million.

In February 2016, the FASB issued ASU 2016‑02 “Leases,” which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company plans to adopt the new accounting standard on December 31, 2018, using the optional transition method, which was approved by the FASB in March 2018 and allows companies the option to use the effective date as the date of initial application on transition and to not adjust comparative period financial information or make the new required disclosures for periods prior to the effective date.

The Company has formed a project team, which is in the process of reviewing its existing lease portfolio, including certain service contracts for embedded leases, to determine the size of the Company’s lease portfolio in order to evaluate the impact of this new guidance on the Company’s consolidated financial statements. The Company anticipates the impact of adopting this new guidance will be material to its consolidated balance sheets. The impact on the Company’s consolidated statements of operations is still being evaluated. As the impact of the new guidance is non-cash in nature, the Company does not anticipate the impact of adopting this new guidance will be material to its consolidated statements of cash flows. Additionally, the Company is evaluating the impacts of ASU 2016‑02 beyond accounting, including system, data and process changes required to comply with this standard. The Company anticipates implementing new controls and utilizing a lease accounting software application with the adoption of this new guidance and on a go-forward basis in order to properly approve, track and account for its entire lease portfolio.

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this report, or in other public filings, press releases, or other written or oral communications made by Coca‑Cola Consolidated, Inc. or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, SD&A expenses, gross profit, income tax rates, earnings per diluted share, dividends, pension plan contributions, estimated acquisition related contingent consideration payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation. These statements include:

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;
•

the Company’s expectations that the adoption of Accounting Standards Update 2016-02 “Leases,” (i) will have a material impact on its consolidated balance sheets and (ii) will not have a material impact on its consolidated statements of cash flows as the new guidance is non-cash in nature;

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

•

the Company’s belief that it has, and that other manufacturers from whom the Company purchases finished products have, adequate production capacity to meet sales demand for sparkling and still beverages during peak periods;

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

•	the Company’s belief that all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted;
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
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $58.9 million, assuming no change in volume;

•

the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but that such changes will not have a significant impact on the consolidated financial statements;

•	the Company’s expectation that its workforce optimization expense will result in annual incremental cost savings of approximately $30 million to $37 million;
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

•	the Company’s belief that the transition to the CONA System was successful and that it took the necessary steps before and during the transition to mitigate the associated risk;
•	the Company’s belief that innovation of both new brands and packages will continue to be important to the Company’s overall revenue;
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

•

the Company’s belief that, assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 30, 2018 will be $24.3 million for each fiscal year 2019 through 2023;

•

the Company’s belief that, assuming no impairment of customer lists and other identifiable intangible assets, net, amortization expense in future years based upon recorded amounts as of December 30, 2018 will be approximately $1.8 million for each fiscal year 2019 through 2023;

•

the Company’s belief that the range of undiscounted amounts it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories acquired in the System Transformation, excluding territories the Company acquired in exchange transactions, is expected to be between $25 million and $48 million;

•	the Company’s belief that the range of its income tax payments is expected to be between $2 million and $10 million in 2019;
•	the Company’s expectations as to the amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost during 2019;
•

the Company’s belief that the covenants in the Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility will not restrict its liquidity or capital resources;

•

the Company’s belief that, based upon its periodic assessments of the financial condition of the institutions with which it maintains cash deposits, its risk of loss from the use of such major banks is minimal;

•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that contributions to the two Company-sponsored pension plans is expected to be in the range of $1 million to $2 million in 2019;
•	the Company’s belief that postretirement medical care payments are expected to be approximately $3.2 million in 2019;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•	the Company’s belief that additions to property, plant and equipment are expected to be in the range of $150 million to $180 million in 2019;
•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•	the Company’s expectations regarding potential changes in the levels of marketing funding support, external advertising and marketing spending from The Coca‑Cola Company and other beverage companies;
•	the Company’s expectation that new product introductions, packaging changes and sales promotions will continue to require substantial expenditures;
•	the Company’s belief that compliance with environmental laws will not have a material impact on its consolidated financial statements or competitive position;
•	the Company’s belief that the majority of its deferred tax assets will be realized;
•

the Company’s belief that key priorities include acquisition synergies and cost optimization, revenue management, free cash flow generation and debt repayment, distribution and network optimization and cost management;

•	the Company’s belief that identifying, investing against and executing synergy and cost optimization opportunities will be a key driver of its results of operations;
•

the Company’s belief that optimizing its expanding distribution footprint after the System Transformation will be a key area of focus in the short-term in order to manage the significant cost to its business; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of December 30, 2018, interest expense for the next twelve months would increase by approximately $3.7 million, assuming no changes in the Company’s capital structure.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its floating rate debt, including the Revolving Credit Facility and the Term Loan Facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of December 30, 2018, interest expense for the next twelve months would increase by approximately $3.7 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Raw Material and Commodity Prices

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $58.9 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 2.4% in 2018, 2.1% in 2017 and 2.1% in 2016. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and in recent years have moved at a faster rate of change than the consumer price index. The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs, both of goods sold and SD&A. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover these increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 8.	Financial Statements and Supplementary Data

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2018	2017	2016
Net sales	$4,625,364	$4,287,588	$3,130,145
Cost of sales	3,069,652	2,782,721	1,940,706
Gross profit	1,555,712	1,504,867	1,189,439
Selling, delivery and administrative expenses	1,497,810	1,403,320	1,058,240
Income from operations	57,902	101,547	131,199
Interest expense, net	50,506	41,869	36,325
Other expense, net	30,853	9,565	1,470
Gain (loss) on exchange transactions	10,170	12,893	(692)
Income (loss) before taxes	(13,287)	63,006	92,712
Income tax expense (benefit)	1,869	(39,841)	36,049
Net income (loss)	(15,156)	102,847	56,663
Less: Net income attributable to noncontrolling interest	4,774	6,312	6,517
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$(19,930)	$96,535	$50,146

Basic net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(2.13)	$10.35	$5.39
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$(2.13)	$10.35	$5.39
Weighted average number of Class B Common Stock shares outstanding	2,209	2,188	2,168

Diluted net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(2.13)	$10.30	$5.36
Weighted average number of Common Stock shares outstanding – assuming dilution	9,350	9,369	9,349

Class B Common Stock	$(2.13)	$10.29	$5.35
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,209	2,228	2,208

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2018	2017	2016
Net income (loss)	$(15,156)	$102,847	$56,663

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	5,928	(6,225)	(4,150)
Prior service credits	19	18	17
Postretirement benefits reclassification including benefit costs:
Actuarial gain (loss)	12,397	592	(4,286)
Prior service costs	(1,393)	(1,935)	(2,065)
Recognized loss due to the October 2017 Divestitures	-	6,220	-
Foreign currency translation adjustment	(14)	25	(6)
Other comprehensive income (loss), net of tax	16,937	(1,305)	(10,490)

Comprehensive income	1,781	101,542	46,173
Less: Comprehensive income attributable to noncontrolling interest	4,774	6,312	6,517
Comprehensive income (loss) attributable to Coca-Cola Consolidated, Inc.	$(2,993)	$95,230	$39,656

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$13,548	$16,902
Accounts receivable, trade	436,890	396,022
Allowance for doubtful accounts	(9,141)	(7,606)
Accounts receivable from The Coca-Cola Company	44,915	65,996
Accounts receivable, other	30,493	38,960
Inventories	210,033	183,618
Prepaid expenses and other current assets	70,680	100,646
Total current assets	797,418	794,538
Property, plant and equipment, net	990,532	1,031,388
Leased property under capital leases, net	23,720	29,837
Other assets	115,490	116,209
Goodwill	165,903	169,316
Distribution agreements, net	900,383	913,352
Customer lists and other identifiable intangible assets, net	16,482	18,320
Total assets	$3,009,928	$3,072,960

LIABILITIES AND EQUITY
Current liabilities:
Current portion of obligations under capital leases	$8,617	$8,221
Accounts payable, trade	152,040	197,049
Accounts payable to The Coca-Cola Company	112,425	171,042
Other accrued liabilities	250,246	185,530
Accrued compensation	72,316	72,484
Accrued interest payable	6,093	5,126
Total current liabilities	601,737	639,452
Deferred income taxes	127,174	112,364
Pension and postretirement benefit obligations	85,682	118,392
Other liabilities	609,135	620,579
Obligations under capital leases	26,631	35,248
Long-term debt	1,104,403	1,088,018
Total liabilities	2,554,762	2,614,053
Commitments and Contingencies
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued - none
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued-2,841,132 and 2,820,836 shares, respectively	2,839	2,819
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none
Capital in excess of par value	124,228	120,417
Retained earnings	359,435	388,718
Accumulated other comprehensive loss	(77,265)	(94,202)
Treasury stock, at cost: Common Stock - 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity of Coca-Cola Consolidated, Inc.	358,187	366,702
Noncontrolling interest	96,979	92,205
Total equity	455,166	458,907
Total liabilities and equity	$3,009,928	$3,072,960

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(15,156)	$102,847	$56,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and capital leases	164,502	150,422	111,613
Amortization of intangible assets and deferred proceeds, net	22,754	18,419	5,010
Deferred income taxes	9,366	(58,111)	42,942
Loss on sale of property, plant and equipment	7,103	4,492	2,892
Impairment of property, plant and equipment	453	-	382
(Gain) loss on exchange transactions	(10,170)	(12,893)	692
Proceeds from Territory Conversion Fee	-	91,450	-
Proceeds from Legacy Facilities Credit	1,320	30,647	-
Amortization of debt costs	1,477	1,082	1,855
Stock compensation expense	5,606	7,922	7,154
Fair value adjustment of acquisition related contingent consideration	28,767	3,226	(1,910)
System Transformation Transactions settlements	-	(6,996)	-
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	-	(6,012)	-
Change in current assets less current liabilities (exclusive of acquisitions)	(26,387)	259	(39,909)
Change in other noncurrent assets (exclusive of acquisitions)	4,347	(17,916)	(14,564)
Change in other noncurrent liabilities (exclusive of acquisitions)	(25,122)	(1,100)	(10,850)
Other	19	78	25
Total adjustments	184,035	204,969	105,332
Net cash provided by operating activities	$168,879	$307,816	$161,995

Cash Flows from Investing Activities:
Acquisition of distribution territories and manufacturing plants, net of cash acquired and purchase price settlements	$456	$(265,060)	$(272,637)
Additions to property, plant and equipment (exclusive of acquisitions)	(138,235)	(176,601)	(172,586)
Net cash paid for exchange transactions	(13,116)	(19,393)	-
Glacéau distribution agreement consideration	-	(15,598)	-
Portion of Legacy Facilities Credit related to Mobile, Alabama facility	-	12,364	-
Proceeds from the sale of property, plant and equipment	5,259	608	1,072
Proceeds from cold drink equipment	3,789	8,400	-
Investment in CONA Services LLC	(2,098)	(3,615)	(7,875)
Net cash used in investing activities	$(143,945)	$(458,895)	$(452,026)

Cash Flows from Financing Activities:
Proceeds from issuance of Senior Notes	$150,000	$125,000	$-
Borrowings under Term Loan Facility	-	-	300,000
Borrowing under Revolving Credit Facility	356,000	448,000	410,000
Payments on Revolving Credit Facility	(483,000)	(393,000)	(258,000)
Payments on Senior Notes	-	-	(164,757)
Payment on Term Loan Facility	(7,500)	-	-
Cash dividends paid	(9,353)	(9,328)	(9,307)
Payment of acquisition related contingent consideration	(24,683)	(16,738)	(13,550)
Principal payments on capital lease obligations	(8,221)	(7,485)	(7,063)
Debt issuance fees	(1,531)	(318)	(940)
Net cash provided by (used in) financing activities	$(28,288)	$146,131	$256,383

Net increase (decrease) in cash	$(3,354)	$(4,948)	$(33,648)
Cash at beginning of year	16,902	21,850	55,498
Cash at end of year	$13,548	$16,902	$21,850

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on January 3, 2016	$10,204	$2,777	$113,064	$260,672	$(82,407)	$(60,845)	$(409)	$243,056	$79,376	$322,432
Net income	-	-	-	50,146	-	-	-	50,146	6,517	56,663
Other comprehensive loss, net of tax	-	-	-	-	(10,490)	-	-	(10,490)	-	(10,490)
Cash dividends paid:
Common Stock ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common Stock ($1.00 per share)	-	-	-	(2,166)	-	-	-	(2,166)	-	(2,166)
Issuance of 20,920 shares of Class B Common Stock	-	21	3,705	-	-	-	-	3,726	-	3,726
Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income	-	-	-	96,535	-	-	-	96,535	6,312	102,847
Other comprehensive loss, net of tax	-	-	-	-	(1,305)	-	-	(1,305)	-	(1,305)
Cash dividends paid:
Common Stock ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common Stock ($1.00 per share)	-	-	-	(2,187)	-	-	-	(2,187)	-	(2,187)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income (loss)	-	-	-	(19,930)	-	-	-	(19,930)	4,774	(15,156)
Other comprehensive income, net of tax	-	-	-	-	16,937	-	-	16,937	-	16,937
Cash dividends paid:
Common Stock ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common Stock ($1.00 per share)	-	-	-	(2,212)	-	-	-	(2,212)	-	(2,212)
Issuance of 20,296 shares of Class B Common Stock	-	20	3,811	-	-	-	-	3,831	-	3,831
Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Coca‑Cola Consolidated, Inc. (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca‑Cola Company, and is the largest Coca‑Cola bottler in the United States. Approximately 88% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company also distributes products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”).

The Company manages its business on the basis of four operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant third-party noncontrolling interest. Piedmont distributes and markets nonalcoholic beverages in portions of North Carolina and South Carolina. The Company provides a portion of these nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. See Note 3 to the consolidated financial statements for additional information.

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company recently concluded a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc. (“United”), an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations through the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets. See Note 4 to the consolidated financial statements for additional information.

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

Fiscal Year

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The fiscal years presented are the 52‑week periods ended December 30, 2018 (“2018”), December 31, 2017 (“2017”) and January 1, 2017 (“2016”).

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements on operating leases are depreciated over the shorter of the estimated useful lives or the term of the lease, including renewal options the Company determines are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statements of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing plants are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in selling, delivery and administrative (“SD&A”) expenses.

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

Leased Property Under Capital Leases

Leased property under capital leases is depreciated using the straight-line method over the lease term. The depreciation expense is included in depreciation expense from property, plant and equipment and capital leases on the consolidated statements of cash flow.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $10.0 million in 2018, $11.9 million in 2017 and $10.9 million in 2016.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment.

To the extent the actual and projected cash flows decline in the future or if market conditions significantly deteriorate, the Company may be required to perform an interim impairment analysis that could result in an impairment of goodwill.

Distribution Agreements, Customer Lists and Other Identifiable Intangible Assets

The Company’s definite-lived intangible assets primarily consist of distribution rights and customer relationships, which have estimated useful lives of 10 to 40 years and 5 to 12 years, respectively. These assets are amortized on a straight-line basis over their estimated useful lives. In the first quarter of 2017, the Company converted its franchise rights to distribution rights with an estimated useful life of 40 years.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreement with The Coca‑Cola Company and CCR (the “CBA”) over the remaining useful life of the related distribution rights. Under the CBA, the Company makes quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell certain beverages and beverage products in the distribution territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data, which are considered Level 3 inputs.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction, to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Pension and Postretirement Benefit Plans

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after this date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarial determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company also sponsors a postretirement healthcare plan for employees meeting specified criteria.

The expense and liability amounts recorded for the benefit plans reflect estimates related to interest rates, investment returns, employee turnover and age at retirement, mortality rates and healthcare costs. The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The service cost components of the net periodic benefit cost of the plans are charged to current operations, and the non-service cost components of net periodic benefit cost of the plans are classified as other expense, net. In addition, certain other union employees are covered by plans provided by their respective union organizations and the Company expenses amounts as paid in accordance with union agreements.

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

Revenue Recognition

See Note 2 to the consolidated financial statements for information on the Company’s revenue recognition policy.

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs with The Coca‑Cola Company, other beverage companies and customers to increase the sale of its products. In addition, coupon programs are deployed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca‑Cola Company and other beverage companies, included as deductions to net sales. Programs negotiated with customers include arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs.

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

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company generally pays a fee for these instruments, which is amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of related costs which are included in either cost of sales or SD&A expenses.

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically finance, transfer and mitigate the financial impact of losses to the Company. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs, shipping and handling costs related to the movement of finished goods from manufacturing plants to distribution centers and the purchase of finished products. Inputs representing a substantial portion of the Company’s total cost of sales include: (i) sweeteners, (ii) packaging materials, including plastic bottles and aluminum cans, and (iii) finished products purchased from other vendors. The Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in SD&A expenses, as described below.

Selling, Delivery and Administrative Expenses

SD&A expenses include the following: sales management labor costs, distribution costs resulting from transporting product from distribution centers to customer locations, distribution center overhead including depreciation expense, distribution center warehousing costs, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangibles and administrative support labor and operating costs.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing plants to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center costs, are included in SD&A expenses and totaled $610.7 million in 2018, $550.9 million in 2017 and $395.4 million in 2016.

Stock Compensation

In April 2008, the stockholders of the Company approved a performance unit award agreement (the “Performance Unit Award Agreement”) for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 400,000 performance units (“Units”) subject to vesting in annual increments over a ten-year period starting in fiscal year 2009. The Performance Unit Award Agreement expired at the end of 2018, with the final potential award of up to 40,000 Units to be issued in the first quarter of fiscal 2019 (“2019”) in connection with Mr. Harrison’s services during 2018.

Pursuant to the Performance Unit Award Agreement, each Unit represented the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The number of Units that vested each year equaled the product of 40,000 multiplied by the overall goal achievement factor, not to exceed 100%, under the Company’s Annual Bonus Plan. Each annual 40,000 Unit tranche had an independent performance requirement that was not established until the Company’s Annual Bonus Plan targets were approved during the first quarter of each year by the Compensation Committee of the Board of Directors. As a result, each 40,000 Unit tranche was considered to have its own service inception date, grant date and requisite service period.

The Performance Unit Award Agreement did not entitle Mr. Harrison to participate in dividends or voting rights until each installment vested and related shares were issued. Mr. Harrison was permitted to satisfy tax withholding requirements in whole or in part by requiring the Company to settle in cash such number of Units otherwise payable in Class B Common Stock to meet the maximum statutory tax withholding requirements. The Company recognized compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the end of each accounting period, unless the achievement of the performance requirement for the fiscal year was considered unlikely.

In 2018, the Compensation Committee and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”) to succeed the Performance Unit Award Agreement. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan will be earned based on the Company’s attainment during a performance period of performance measures specified by the Compensation Committee. Mr. Harrison may elect to have awards earned under the Long‑Term Performance Plan settled in cash and/or shares of Class B Common Stock.

See Note 20 to the consolidated financial statements for additional information on Mr. Harrison’s stock compensation programs.

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

The Class B Common Stock is entitled to 20 votes per share and the Common Stock is entitled to one vote per share with respect to each matter to be voted upon by the stockholders of the Company. Except as otherwise required by law, the holders of the Class B Common Stock and Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result, the holders of the Class B Common Stock control approximately 86% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. The Board of Directors has declared, and the Company has paid, dividends on the Class B Common Stock and Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers,” (the “revenue recognition standard”). Subsequent to the issuance of ASU 2014‑09, the FASB issued several additional accounting standards for revenue recognition to update the effective date of the revenue recognition guidance and to provide additional clarification on the updated standard. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the revenue recognition standard in the first quarter of 2018 and there was no material impact to the Company’s consolidated financial statements, as discussed in Note 2.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim periods beginning after December 31, 2017. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, entities should instead perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value of the respective reporting unit. The new guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this guidance in the first quarter of 2018 and there was no material impact to the Company’s consolidated financial statements.

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

With the adoption of this guidance in the first quarter of 2018, the Company recorded the non-service cost component of net periodic benefit cost, which totaled $2.5 million in 2018, to other expense, net in the consolidated statements of operations. The Company reclassified $5.4 million from 2017 and $3.3 million from 2016 of non-service cost components of net periodic benefit cost and other benefit plan charges from SD&A expenses to other expense, net in the consolidated statements of operations. The non-service cost component of net periodic benefit cost is included in the Nonalcoholic Beverages segment.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018‑02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This standard should be applied either in the period of adoption or retrospectively to each period in which the changes in the U.S. federal corporate income tax rate in the Tax Act is recognized. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and can be early adopted. The Company plans to adopt the new accounting standard in the period of adoption and will recognize a cumulative effect adjustment to the opening balance of retained earnings as of December 31, 2018, the first day of fiscal 2019. The Company expects the cumulative effect adjustment will increase retained earnings by approximately $20 million.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company plans to adopt the new accounting standard on December 31, 2018, using the optional transition method, which was approved by the FASB in March 2018 and allows companies the option to use the effective date as the date of initial application on transition and to not adjust comparative period financial information or make the new required disclosures for periods prior to the effective date.

The Company has formed a project team, which is in the process of reviewing its existing lease portfolio, including certain service contracts for embedded leases, to determine the size of the Company’s lease portfolio in order to evaluate the impact of this new guidance on the Company’s consolidated financial statements. The Company anticipates the impact of adopting this new guidance will be material to its consolidated balance sheets. The impact on the Company’s consolidated statements of operations is still being evaluated. As the impact of the new guidance is non-cash in nature, the Company does not anticipate the impact of adopting this new guidance will be material to its consolidated statements of cash flows. Additionally, the Company is evaluating the impacts of ASU 2016‑02 beyond accounting, including system, data and process changes required to comply with this standard. The Company anticipates implementing new controls and utilizing a lease accounting software application with the adoption of this new guidance and on a go-forward basis in order to properly approve, track and account for its entire lease portfolio.

2.	Revenue Recognition

The Company adopted the revenue recognition standard, including all relevant amendments and practical expedients, in the first quarter of 2018 using the modified retrospective approach for all contracts not completed at the date of initial adoption, considering materiality and applicability. Upon adoption of this guidance, there was no material impact to the Company’s consolidated financial statements.

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

The Company’s sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Other sales include sales to other Coca‑Cola bottlers, “post‑mix” products, transportation revenue and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses. Net sales by category were as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Bottle/can sales:
Sparkling beverages (carbonated)	$2,395,213	$2,265,688	$1,750,036
Still beverages (noncarbonated, including energy products)	1,471,491	1,315,236	884,306
Total bottle/can sales	3,866,704	3,580,924	2,634,342

Other sales:
Sales to other Coca-Cola bottlers	387,716	383,065	238,182
Post-mix and other	370,944	323,599	257,621
Total other sales	758,660	706,664	495,803

Total net sales	$4,625,364	$4,287,588	$3,130,145

Bottle/can sales represented approximately 84% of total net sales for each of 2018, 2017 and 2016. The sparkling beverage category represented approximately 62%, 63% and 66% of total bottle/can sales during 2018, 2017 and 2016, respectively.

Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97%, 97% and 96% of the Company’s net sales in 2018, 2017 and 2016, respectively. Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

Other sales, which include revenue for service fees related to the repair of cold drink equipment and delivery fees for freight hauling and brokerage services, are recognized over time (“over time”). Revenues related to cold drink equipment repair are recognized as the respective services are completed using a cost-to-cost input method. Repair services are generally completed in less than one day but can extend up to one month. Revenues related to freight hauling and brokerage services are recognized as the delivery occurs using a miles driven output method. Generally, delivery occurs and freight charges are recognized in the same day. Over time sales orders open at the end of a financial period are not material to the Company’s consolidated financial statements.

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

Payments made to customers can be conditional on the achievement of volume targets and/or marketing commitments. Payments made in advance are recorded as prepayments and amortized in the consolidated statements of operations over the relevant period to which the customer commitment is made. In the event there is no separate identifiable benefit or the fair value of such benefit cannot be established, the amortization of the prepayment is included as a reduction to net sales.

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Management believes the effect on previously reported financial statements is not material. In addition, management believes the revised presentation provides consistency with other companies that operate in the beverage industry. Net sales and SD&A expenses were revised by $36.1 million in 2017 and $26.3 million in 2016. The revision had no impact to net income (loss) or net income (loss) per share.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Fiscal Year
(in thousands)	2018	2017	2016
Point in time net sales:
Nonalcoholic Beverages - point in time	$4,467,945	$4,169,910	$3,008,643
Total point in time net sales	4,467,945	4,169,910	3,008,643

Over time net sales:
Nonalcoholic Beverages - over time	44,373	37,017	26,011
All Other - over time	113,046	80,661	95,491
Total over time net sales	157,419	117,678	121,502

Total net sales	$4,625,364	$4,287,588	$3,130,145

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns was $2.3 million as of December 30, 2018 and was included in the allowance for doubtful accounts in the consolidated balance sheet. Returned product is recognized as a reduction of net sales.

3.	Piedmont Coca-Cola Bottling Partnership

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

Noncontrolling interest represents the portion of Piedmont owned by The Coca‑Cola Company, which was 22.7% in all periods reported. Noncontrolling interest income of $4.8 million in 2018, $6.3 million in 2017 and $6.5 million in 2016 is included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest is included in the equity section of the Company’s consolidated balance sheets and totaled $97.0 million on December 30, 2018 and $92.2 million on December 31, 2017.

The Company has agreed to provide financing to Piedmont up to $100.0 million under an agreement that expires on December 31, 2019 with automatic one-year renewal periods unless either the Company or Piedmont provides 10 days’ prior written notice of cancellation to the other party before any such one-year renewal period begins. Piedmont pays the Company interest on its borrowings at the Company’s average monthly cost of borrowing, taking into account all indebtedness of the Company and its consolidated subsidiaries and as determined as of the last business day of each calendar month, plus 0.5%. There were no amounts outstanding under this agreement at December 30, 2018.

Piedmont has agreed to provide financing to the Company up to $200.0 million under an agreement that expires December 31, 2022 with automatic one-year renewal periods unless a demand for payment of any amount borrowed by the Company is made by Piedmont prior to any such termination date. Borrowings under the revolving loan agreement bear interest on a monthly basis at a rate that is the average rate for the month on A1/P1-rated commercial paper with a 30-day maturity, which was 2.42% at December 30, 2018. As of December 30, 2018, there was a balance outstanding under this agreement of $104.4 million, which has been eliminated in the consolidated financial statements.

4.	Acquisitions and Divestitures

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company and Piedmont completed a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, CCR and United to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets.

A summary of the System Transformation transactions (the “System Transformation Transactions”) completed by the Company is included in the Company’s Annual Report on Form 10‑K for 2017. Following is a summary of the System Transformation Transactions for which final post-closing adjustments were completed during 2018 in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for such transactions.

The cash purchase prices or settlement amounts for all System Transformation Transactions have been resolved according to the terms of the applicable asset purchase agreement or asset exchange agreement for such transactions. The post-closing adjustments made during 2018 resulted in a $10.2 million net adjustment to the gain on exchange transactions in the consolidated statements of operations.

Acquisition of Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio Distribution Territories and Twinsburg, Ohio Regional Manufacturing Facility (“April 2017 Transactions”)

On April 28, 2017, the Company acquired (i) distribution rights and related assets in territories previously served by CCR through CCR’s facilities and equipment located in Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio pursuant to a distribution asset purchase agreement entered into by the Company and CCR on April 13, 2017 and (ii) a regional manufacturing facility located in Twinsburg, Ohio and related manufacturing assets pursuant to a manufacturing asset purchase agreement entered into by the Company and CCR on April 13, 2017. At closing, the Company paid CCR $87.9 million toward the purchase price for the April 2017 Transactions. During the fourth quarter of 2017, the cash purchase price for the April 2017 Transactions decreased by $4.7 million as a result of net working capital and other fair value adjustments, which was included in accounts receivable from The Coca‑Cola Company in the consolidated balance sheet as of December 31, 2017 and paid to the Company during the second quarter of 2018. The final cash purchase price for the April 2017 Transactions was $83.2 million.

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

At closing, the Company paid CCR $15.9 million toward the settlement amount for the CCR Exchange Transaction, representing an estimate of the difference between the value of the CCR Exchange Business acquired by the Company and the value of the Deep South and Somerset Exchange Business acquired by CCR. During the fourth quarter of 2017, the Company recorded certain adjustments to this settlement amount as a result of changes in estimated net working capital and other fair value adjustments. The settlement amount was included in accounts payable to The Coca‑Cola Company in the consolidated balance sheet as of December 31, 2017.

During the third quarter of 2018, all post-closing adjustments were finalized for the CCR Exchange Transaction, resulting in a final settlement amount of $26.2 million. A net balance of $10.3 million related to the settlement amount for the CCR Exchange Transaction was paid by the Company to CCR during the fourth quarter of 2018.

Acquisition of Memphis, Tennessee Distribution Territories (the “Memphis Transaction”)

On October 2, 2017, the Company acquired distribution rights and related assets in territories previously served by CCR through CCR’s facilities and equipment located in and around Memphis, Tennessee, including portions of northwestern Mississippi and eastern Arkansas (the “Memphis Territory”), pursuant to an asset purchase agreement entered by the Company and CCR on September 29, 2017. At closing, the Company paid CCR $39.6 million toward the purchase price for the Memphis Transaction. During the second and third quarters of 2018, all post-closing adjustments were finalized for the Memphis Transaction, resulting in a net increase of $2.6 million in the cash purchase price, which was paid by the Company to CCR during the third quarter of 2018. The final cash purchase price for the Memphis Transaction was $42.2 million.

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

At closing, the Company and Piedmont paid United $3.4 million toward the settlement amount for the United Exchange Transaction, representing an estimate of (i) the difference between the value of the United Distribution Business acquired by the Company and the value of the Florence and Laurel Distribution Business acquired by United, plus (ii) the difference between the value of the portion of the Bluffton, South Carolina territory acquired by Piedmont and the value of the Northeastern Georgia Distribution Business acquired by United. During the third quarter of 2018, all post-closing adjustments were finalized for the United Exchange Transaction, resulting in an increase of $2.8 million in the settlement amount, which was paid by the Company to CCR during the fourth quarter of 2018. The final settlement amount for the United Exchange Transaction was $6.2 million.

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

In addition to the System Transformation Transactions summarized above, the Company completed two additional System Transformation Transactions with CCR in 2017 including (i) the acquisition from CCR of distribution rights and related assets for territories in Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana on January 27, 2017 (the “January 2017 Transaction”), and (ii) the acquisition from CCR of distribution rights and related assets for territories in Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio and regional manufacturing facilities and related assets located in Indianapolis and Portland, Indiana on March 31, 2017 (the “March 2017 Transactions”). Final post-closing adjustments for the January 2017 Transaction and the March 2017 Transactions were completed during 2017.

Collectively, the January 2017 Transaction, the March 2017 Transactions, the April 2017 Transactions, the CCR Exchange Transaction, the Memphis Transaction and the United Exchange Transaction are the “2017 System Transformation Transactions.”

The fair value of acquired assets and assumed liabilities in the 2017 System Transformation Transactions as of the acquisition dates is summarized as follows:

(in thousands)	January 2017 Transaction	March 2017 Transactions	April 2017 Transactions	October 2017 Acquisitions	Total 2017 System Transformation Transactions Acquisitions
Cash	$107	$211	$103	$191	$612
Inventories	5,953	20,952	14,554	14,850	56,309
Prepaid expenses and other current assets	1,155	5,117	4,068	4,573	14,913
Accounts receivable from The Coca-Cola Company	1,042	1,807	2,552	1,447	6,848
Property, plant and equipment	25,708	81,638	52,263	71,589	231,198
Other assets (including deferred taxes)	1,158	3,227	3,960	1,300	9,645
Goodwill	1,544	2,527	16,941	11,442	32,454
Distribution agreements	22,000	46,750	19,500	129,450	217,700
Customer lists	1,500	1,750	1,000	4,950	9,200
Total acquired assets	$60,167	$163,979	$114,941	$239,792	$578,879

Current liabilities (acquisition related contingent consideration)	$1,350	$2,958	$1,475	$1,501	$7,284
Other current liabilities	324	3,760	2,860	8,311	15,255
Other liabilities (acquisition related contingent consideration)	26,377	49,739	25,616	20,676	122,408
Other liabilities	43	2,953	1,792	102	4,890
Total assumed liabilities	$28,094	$59,410	$31,743	$30,590	$149,837

The fair value of acquired assets and assumed liabilities in the October 2017 Acquisitions as of the acquisition date is summarized as follows:

(in thousands)	CCR Exchange Business	Memphis Territory	United Exchange Business	October 2017 Acquisitions
Cash	$91	$100	-	$191
Inventories	10,667	3,354	829	14,850
Prepaid expenses and other current assets	3,172	1,087	314	4,573
Accounts receivable from The Coca-Cola Company	674	563	210	1,447
Property, plant and equipment	47,484	21,321	2,784	71,589
Other assets (including deferred taxes)	753	547	-	1,300
Goodwill	3,546	5,199	2,697	11,442
Distribution agreements	80,100	35,400	13,950	129,450
Customer lists	3,200	1,200	550	4,950
Total acquired assets	$149,687	$68,771	$21,334	$239,792

Current liabilities (acquisition related contingent consideration)	$-	$1,501	$-	$1,501
Other current liabilities	3,497	4,323	491	8,311
Other liabilities (acquisition related contingent consideration)	-	20,676	-	20,676
Other liabilities	15	87	-	102
Total assumed liabilities	$3,512	$26,587	$491	$30,590

The goodwill for the 2017 System Transformation Transactions is included in the Nonalcoholic Beverages segment and is primarily attributed to operational synergies and the workforce acquired. Goodwill of $11.4 million, $3.5 million, $8.6 million and $2.7 million is expected to be deductible for tax purposes for the distribution territories and regional manufacturing facilities acquired in the April 2017 Transactions, the CCR Exchange Business, the Memphis Territory and the United Distribution Business, respectively. No goodwill is expected to be deductible for tax purposes for the January 2017 Transaction or the March 2017 Transactions.

Identifiable intangible assets acquired by the Company in the 2017 System Transformation Transactions consist of distribution agreements and customer lists, which have an estimated useful life of 40 years and 12 years, respectively.

The carrying value of divested assets and liabilities in the October 2017 Divestitures is summarized as follows:

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

Legacy Facilities Credit

In December 2017, The Coca‑Cola Company agreed to provide the Company a fee, which, after final adjustments made during the third quarter of 2018, totaled $44.3 million (the “Legacy Facilities Credit”). The Legacy Facilities Credit compensated the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at the regional manufacturing facilities owned by Company prior to the System Transformation and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers pursuant to new pricing mechanisms included in the regional manufacturing agreement entered into by the Company and The Coca‑Cola Company on March 31, 2017 (as amended, the “RMA”).

The Company immediately recognized $12.4 million of the Legacy Facilities Credit during 2017, representing the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility in Mobile, Alabama which the Company transferred to CCR as part of the CCR Exchange Transaction. The remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years.

Gain on Exchange Transactions

Upon closing the CCR Exchange Transaction and the United Exchange Transaction, the fair value of net assets acquired exceeded the carrying value of net assets exchanged, which resulted in a gain of $0.5 million recorded to gain (loss) on exchange transactions in the Company’s consolidated statements of operations in 2017.

The $0.5 million gain on the CCR Exchange Transaction and the United Exchange Transaction, combined with the $12.4 million portion of the Legacy Facilities Credit related to the Mobile, Alabama regional manufacturing facility, resulted in a total gain on exchange transactions of $12.9 million in 2017.

The post-closing adjustments made during 2018 resulted in a $10.2 million net adjustment to the gain on exchange transactions in the consolidated statements of operations.

System Transformation Transactions Completed in Prior Years

During 2016, the Company acquired from CCR distribution rights and related assets for the following distribution territories: Easton, Salisbury, Capitol Heights, La Plata, Baltimore, Hagerstown and Cumberland, Maryland; Richmond, Yorktown and Alexandria, Virginia; Cincinnati, Dayton, Lima and Portsmouth, Ohio; and Louisa, Kentucky. The Company also acquired regional manufacturing facilities and related manufacturing assets in Sandston, Virginia; Silver Spring and Baltimore, Maryland; and Cincinnati, Ohio during 2016.

During 2015, the Company acquired from CCR distribution rights and related assets for the following distribution territories: Cleveland and Cookeville, Tennessee; Louisville, Kentucky and Evansville, Indiana; Paducah and Pikeville, Kentucky; Norfolk, Fredericksburg and Staunton, Virginia; and Elizabeth City, North Carolina and acquired a make-ready center in Annapolis, Maryland. In 2015, the Company also acquired from CCR distribution rights and related assets for distribution territory in Lexington, Kentucky in exchange for distribution territory previously served by the Company in Jackson, Tennessee.

During 2014, the Company acquired from CCR distribution rights and related assets for the following distribution territories:  Johnson City, Knoxville and Morristown, Tennessee.

System Transformation Transactions Financial Results

The financial results of the 2017 System Transformation Transactions and the 2016 System Transformation Transactions have been included in the Company’s consolidated financial statements from their respective acquisition or exchange dates. Net sales and income from operations for certain territories and regional manufacturing facilities acquired and divested by the Company during 2017 are impracticable to separately calculate, as the operations were absorbed into territories and facilities owned by the Company prior to the System Transformation, and therefore have been omitted from the results below. Omission of net sales and income from operations for such territories and facilities is not material to the results presented below. The remaining 2017 System Transformation Transactions contributed the following amounts to the Company’s consolidated statements of operations:

	Fiscal Year
(in thousands)	2018	2017
Impact to net sales - total 2017 System Transformation Transactions acquisitions	$1,191,468	$740,259
Impact to net sales - October 2017 Divestitures	-	231,301
Total impact to net sales	$1,191,468	$971,560

Impact to income from operations - total 2017 System Transformation Transactions acquisitions	$25,460	$10,754
Impact to income from operations - October 2017 Divestitures	-	22,973
Total impact to income from operations	$25,460	$33,727

The Company incurred transaction related expenses for the System Transformation Transactions of $6.8 million in 2017. These expenses were included within SD&A expenses on the consolidated statements of operations.

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

	2017
(in thousands)	Net Sales	Income from Operations
Balance as reported	$4,287,588	$101,547
Pro forma adjustments (unaudited)	231,183	4,262
Balance including pro forma adjustments (unaudited)	$4,518,771	$105,809

The net sales pro forma and the income from operations pro forma reflect adjustments for (i) the inclusion of historic results of operations for the distribution territories and the regional manufacturing facilities acquired in the 2017 System Transformation Transactions for the period prior to the Company’s acquisition of the applicable territories or facility and (ii) the elimination of historic results of operations for the October 2017 Divestitures.

5.	Inventories

Inventories consisted of the following:

(in thousands)	December 30, 2018	December 31, 2017
Finished products	$135,561	$116,354
Manufacturing materials	39,840	33,073
Plastic shells, plastic pallets and other inventories	34,632	34,191
Total inventories	$210,033	$183,618

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 30, 2018	December 31, 2017
Repair parts	$26,846	$30,530
Prepayments for sponsorship contracts	7,557	6,358
Current portion of income taxes	6,637	35,930
Prepaid software	6,553	5,855
Commodity hedges at fair market value	-	4,420
Other prepaid expenses and other current assets	23,087	17,553
Total prepaid expenses and other current assets	$70,680	$100,646

7.	Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

			Estimated
(in thousands)	December 30, 2018	December 31, 2017	Useful Lives
Land	$78,242	$78,825
Buildings	218,846	211,308	8-50 years
Machinery and equipment	328,034	315,117	5-20 years
Transportation equipment	372,895	351,479	4-20 years
Furniture and fixtures	89,439	89,559	3-10 years
Cold drink dispensing equipment	491,161	488,208	5-17 years
Leasehold and land improvements	132,837	125,348	5-20 years
Software for internal use	122,604	113,490	3-10 years
Construction in progress	15,142	25,490
Total property, plant and equipment, at cost	1,849,200	1,798,824
Less: Accumulated depreciation and amortization	858,668	767,436
Property, plant and equipment, net	$990,532	$1,031,388

During 2018, 2017 and 2016, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

8.	Leased Property Under Capital Leases

Leased property under capital leases consisted of real estate with an estimated useful life of 10 to 20 years and were as follows:

(in thousands)	December 30, 2018	December 31, 2017
Leased property under capital leases	$95,690	$95,870
Less: Accumulated depreciation	71,970	66,033
Leased property under capital leases, net	$23,720	$29,837

As of December 30, 2018, $10.8 million of the leased property under capital leases was from related party transactions as discussed in Note 22 to the consolidated financial statements.

9.	Goodwill

A reconciliation of the activity for goodwill in 2018 and 2017 is as follows:

	Fiscal Year
(in thousands)	2018	2017
Beginning balance - goodwill	$169,316	$144,586
2017 System Transformation Transactions acquisitions(1)	-	35,867
October 2017 Divestitures	-	(13,073)
Measurement period adjustments(2)	(3,413)	1,936
Ending balance - goodwill	$165,903	$169,316

(1)

2017 System Transformation Transactions acquisitions includes an increase in goodwill of $7.4 million in 2017 from the opening balance sheets for the distribution territories and regional manufacturing facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

(2)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter of 2018, 2017 and 2016 and determined there was no impairment of the carrying value of these assets.

10.	Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	December 30, 2018	December 31, 2017
Distribution agreements at cost	$950,559	$939,527
Less: Accumulated amortization	50,176	26,175
Distribution agreements, net	$900,383	$913,352

A reconciliation of the activity for distribution agreements, net in 2018 and 2017 is as follows:

	Fiscal Year
(in thousands)	2018	2017
Beginning balance - distribution agreements, net	$913,352	$234,988
Conversion to distribution rights from franchise rights	-	533,040
2017 System Transformation Transactions acquisitions(1)	-	213,000
October 2017 Divestitures	-	(65,043)
Measurement period adjustment(2)	4,700	16,000
Other distribution agreements	6,332	44
Additional accumulated amortization	(24,001)	(18,677)
Ending balance - distribution agreements, net	$900,383	$913,352

(1)

2017 System Transformation Transactions acquisitions includes an increase of $51.5 million in 2017 from the opening balance sheets for distribution territories and regional manufacturing facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction. The adjustments to amortization expense associated with these measurement period adjustments were not material to the consolidated financial statements.

(2)

Measurement period adjustment relates to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction. The adjustments to amortization expense associated with this measurement period adjustment were not material to the consolidated financial statements.

Concurrent with its entrance into the CBA in the first quarter of 2017, the Company converted its franchise rights for the territories it served prior to the System Transformation to distribution rights with an estimated useful life of 40 years.

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 30, 2018 will be $24.3 million for each fiscal year 2019 through 2023.

11.	Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight-line basis and have an estimated useful life of 5 to 12 years, consisted of the following:

(in thousands)	December 30, 2018	December 31, 2017
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	8,806	6,968
Customer lists and other identifiable intangible assets, net	$16,482	$18,320

A reconciliation of the activity for customer lists and other identifiable intangible assets, net in 2018 and 2017 is as follows:

	Fiscal Year
(in thousands)	2018	2017
Beginning balance - customer lists and other identifiable intangible assets, net	$18,320	$10,427
2017 System Transformation Transactions acquisitions(1)	-	9,200
Measurement period adjustment(2)	-	150
Additional accumulated amortization	(1,838)	(1,457)
Ending balance - customer lists and other identifiable intangible assets, net	$16,482	$18,320

(1)

2017 System Transformation Transactions acquisitions includes an increase of $0.5 million in 2017 from the opening balance sheets for the distribution territories and regional manufacturing facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction. The adjustments to amortization expense associated with these measurement period adjustments were not material to the consolidated financial statements.

(2)

Measurement period adjustment relates to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction. The adjustments to amortization expense associated with this measurement period adjustment were not material to the consolidated financial statements.

Assuming no impairment of customer lists and other identifiable intangible assets, net, amortization expense in future years based upon recorded amounts as of December 30, 2018 will be approximately $1.8 million for each fiscal year 2019 through 2023.

12.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 30, 2018	December 31, 2017
Checks and transfers yet to be presented for payment from zero balance cash accounts	$72,701	$37,262
Accrued insurance costs	37,916	35,433
Current portion of acquisition related contingent consideration	32,993	23,339
Accrued marketing costs	31,475	33,376
Employee and retiree benefit plan accruals	29,300	27,024
Commodity hedges at fair market value	10,305	-
Accrued taxes (other than income taxes)	4,577	6,391
Current deferred proceeds from Territory Conversion Fee(1)	2,286	2,286
All other accrued expenses	28,693	20,419
Total other accrued liabilities	$250,246	$185,530

(1)

Pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended), upon the conversion of the Company’s then-existing bottling agreements to the CBA on March 31, 2017, the Company received a fee from CCR, which, after final adjustments made during the second quarter of 2017, totaled $91.5 million (the “Territory Conversion Fee”). The Territory Conversion Fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next twelve months was classified as current.

13.	Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public / Non-public	December 30, 2018	December 31, 2017
Senior Notes(1)	4/15/2019	7.00%	Semi-annually	Public	$110,000	$110,000
Term Loan Facility(1)	6/7/2021	Variable	Varies	Non-public	292,500	300,000
Senior Notes	2/27/2023	3.28%	Semi-annually	Non-public	125,000	125,000
Revolving Credit Facility	6/8/2023	Variable	Varies	Non-public	80,000	207,000
Senior Notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior Notes	3/21/2030	3.96%	Quarterly	Non-public	150,000	-
Unamortized discount on Senior Notes(2)	4/15/2019				(78)	(332)
Unamortized discount on Senior Notes(2)	11/25/2025				(61)	(70)
Debt issuance costs					(2,958)	(3,580)
Total debt					1,104,403	1,088,018
Less: Current portion of debt					-	-
Long-term debt					$1,104,403	$1,088,018

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

(2)	The senior notes due in 2019 were issued at 98.238% of par and the senior notes due in 2025 were issued at 99.975% of par.

The principal maturities of debt outstanding on December 30, 2018 were as follows:

(in thousands)	Debt Maturities
Fiscal 2019	$140,000
Fiscal 2020	45,000
Fiscal 2021	217,500
Fiscal 2022	-
Fiscal 2023	205,000
Thereafter	500,000
Total debt	$1,107,500

The Company had capital lease obligations of $35.2 million on December 30, 2018 and $43.5 million on December 31, 2017. The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

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

In June 2016, the Company entered into a five-year term loan agreement for a senior unsecured term loan facility (as amended, the “Term Loan Facility”) in the aggregate principal amount of $300 million, maturing June 7, 2021. The Company may request additional term loans under the agreement, provided the Company’s aggregate borrowings under the Term Loan Facility do not exceed $500 million. Borrowings under the Term Loan Facility bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, at the Company’s option, dependent on the Company’s credit ratings. Pursuant to the agreement, the Company has made principal payments on the Term Loan Facility. As of December 30, 2018, the remaining principal amount was $292.5 million.

During the third quarter of 2018, the Company amended each of the Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility to (i) more closely align the calculation of the two financial covenants and certain events of default under each agreement and (ii) with regard to the Term Loan Facility, to revise the calculation of the rates at which borrowings bear interest to conform with the calculation of such rates under the Revolving Credit Facility.

The Revolving Credit Facility, the NYL Shelf Facility, the Prudential Shelf Facility and the Term Loan Facility include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of December 30, 2018. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

		Fiscal Year
(in thousands)	Classification of Gain (Loss)	2018	2017	2016
Commodity hedges	Cost of sales	$(10,376)	$2,815	$2,896
Commodity hedges	Selling, delivery and administrative expenses	(4,349)	315	1,832
Total gain (loss)		$(14,725)	$3,130	$4,728

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	December 30, 2018	December 31, 2017
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$-	$4,420
Total assets		$-	$4,420

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$10,305	$-
Total liabilities		$10,305	$-

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

(in thousands)	December 30, 2018	December 31, 2017
Gross derivative assets	$28,305	$4,481
Gross derivative liabilities	38,610	61

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	December 30, 2018	December 31, 2017
Notional amount of outstanding commodity derivative agreements	$168,388	$59,564
Latest maturity date of outstanding commodity derivative agreements	December 2019	December 2018

15.	Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

Non-public variable rate debt	Level 2	The carrying amounts of the Company’s non-public variable rate debt approximate their fair values due to variable interest rates with short reset periods.
Non-public fixed rate debt	Level 2	The fair values of the Company’s non-public fixed rate debt are based on estimated current market prices.
Public debt securities	Level 2	The fair values of the Company’s public debt securities are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair values of acquisition related contingent consideration are based on internal forecasts and the WACC derived from market data.

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	December 30, 2018
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,160	$33,160	$33,160	$-	$-
Liabilities:
Deferred compensation plan liabilities	33,160	33,160	33,160	-	-
Commodity hedging agreements	10,305	10,305	-	10,305	-
Non-public variable rate debt	372,074	372,500	-	372,500	-
Non-public fixed rate debt	274,717	261,200	-	261,200	-
Public debt securities	457,612	455,400	-	455,400	-
Acquisition related contingent consideration	382,898	382,898	-	-	382,898

	December 31, 2017
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,166	$33,166	$33,166	$-	$-
Commodity hedging agreements	4,420	4,420	-	4,420	-
Liabilities:
Deferred compensation plan liabilities	33,166	33,166	33,166	-	-
Non-public variable rate debt	506,398	507,000	-	507,000	-
Non-public fixed rate debt	124,829	126,400	-	126,400	-
Public debt securities	456,791	475,100	-	475,100	-
Acquisition related contingent consideration	381,291	381,291	-	-	381,291

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

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2018	2017
Opening balance - Level 3 liability	$381,291	$253,437
Increase due to System Transformation Transactions acquisitions(1)	-	128,880
Measurement period adjustments(2)	813	14,826
Payment of acquisition related contingent consideration	(24,683)	(16,738)
Reclassification to current payables	(3,290)	(2,340)
Unfavorable fair value adjustment	28,767	3,226
Ending balance - Level 3 liability	$382,898	$381,291

(1)

Increase due to System Transformation Transactions acquisitions includes an increase in the acquisition related contingent consideration of $62.5 million in 2017 from the opening balance sheets for the distribution territories and regional manufacturing facilities acquired in the System Transformation during 2017, as disclosed in the financial statements in the Company’s filed periodic reports. These adjustments are for post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

(2)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for each System Transformation Transaction.

The fair value adjustments to the acquisition related contingent consideration liability during 2018 were primarily driven by cash payments and changes to the projected future operating results of the distribution territories acquired as part of the System Transformation subject to sub-bottling fees, partially offset by an increase in the risk-free interest rate. The fair value adjustment to the acquisition related contingent consideration liability during 2017 was primarily driven by final settlement of cash purchase prices for previously closed System Transformation Transactions and a decrease in the risk-free interest rate, partially offset by a benefit resulting from the Tax Act.

The amount the Company could pay annually under the acquisition related contingent consideration arrangements for the System Transformation Transactions is expected to be in the range of $25 million to $48 million.

16.	Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 30, 2018	December 31, 2017
Non-current portion of acquisition related contingent consideration	$349,905	$357,952
Accruals for executive benefit plans	126,103	125,791
Non-current deferred proceeds from Territory Conversion Fee	85,163	87,449
Non-current deferred proceeds from Legacy Facilities Credit(1)	30,369	29,881
Other	17,595	19,506
Total other liabilities	$609,135	$620,579

(1)

In December 2017, The Coca‑Cola Company agreed to provide the Company the Legacy Facilities Credit, which, after final adjustments made during the third quarter of 2018, totaled $44.3 million. The Legacy Facilities Credit compensated the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at the regional manufacturing facilities owned by Company prior to the System Transformation and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers pursuant to new pricing mechanisms included in the RMA. The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility in Mobile, Alabama which the Company transferred to CCR as part of the CCR Exchange Transaction. The remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years.

17.	Commitments and Contingencies

Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements which expire at various dates through 2033. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company also leases certain warehouse space under capital lease agreements which expire at various dates through 2030. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

Rental expense incurred for noncancelable operating leases was $21.6 million in 2018, $18.7 million in 2017 and $13.6 million in 2016. See Note 8 and Note 13 to the consolidated financial statements for additional information on leased property under capital leases.

Following is a summary of future minimum lease payments, including renewal options the Company has determined to be reasonably assured, for all noncancelable operating leases and capital leases as of December 30, 2018:

(in thousands)	Capital Leases	Operating Leases	Total
2019	$10,434	$14,146	$24,580
2020	10,613	13,526	24,139
2021	6,218	12,568	18,786
2022	2,697	11,161	13,858
2023	2,753	10,055	12,808
Thereafter	8,106	33,805	41,911
Total minimum lease payments including interest	$40,821	$95,261	$136,082
Less: Amounts representing interest	5,573
Present value of minimum lease principal payments	35,248
Less: Current portion of principal payment obligations under capital leases	8,617
Long-term portion of principal payment obligations under capital leases	$26,631

Manufacturing Cooperatives

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 29.2 million cases, 29.9 million cases and 29.9 million cases of finished product from SAC in 2018, 2017 and 2016, respectively.

The Company is also a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2018	2017	2016
Purchases from SAC	$155,583	$148,511	$149,878
Purchases from Southeastern	125,352	108,528	80,123
Total purchases from manufacturing cooperatives	$280,935	$257,039	$230,001

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2021. The amounts guaranteed were $23.9 million as of both December 30, 2018 and December 31, 2017. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investments in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC was identified as of December 30, 2018, and there was no impairment identified in 2017 or 2016.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on both December 30, 2018 and December 31, 2017.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 30, 2018, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $173.9 million.

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

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2018	2017	2016
Current:
Federal	$(4,228)	$12,978	$(6,920)
State	(3,269)	5,292	27
Total current provision (benefit)	$(7,497)	$18,270	$(6,893)

Deferred:
Federal	$5,701	$(54,232)	$39,644
State	3,665	(3,879)	3,298
Total deferred provision (benefit)	$9,366	$(58,111)	$42,942

Income tax expense (benefit)	$1,869	$(39,841)	$36,049

The Company’s effective income tax rate, as calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was (14.1)% for 2018, (63.2)% for 2017 and 38.9% for 2016. The following table provides a reconciliation of income tax expense (benefit) at the statutory federal rate to actual income tax expense (benefit).

	Fiscal Year
	2018		2017		2016
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
Statutory (income) / expense	$(2,790)	21.0%	$22,052	35.0%	$32,449	35.0%
Nondeductible compensation	2,851	(21.5)	230	0.4	191	0.2
Meals, entertainment and travel expense	2,734	(20.6)	3,684	5.8	2,886	3.0
Adjustment for federal tax legislation	(1,989)	15.0	(69,014)	(109.5)	-	-
Valuation allowance change	1,566	(11.8)	2,718	4.3	(689)	(0.7)
Noncontrolling interest – Piedmont	(1,238)	9.3	(1,692)	(2.7)	(2,406)	(2.6)
Adjustment for uncertain tax positions	694	(5.2)	(521)	(0.8)	(43)	-
State income taxes, net of federal benefit	(376)	2.8	2,029	3.2	3,243	3.5
Other, net	417	(3.1)	673	1.1	418	0.5
Income tax expense (benefit)	$1,869	(14.1)%	$(39,841)	(63.2)%	$36,049	38.9%

The Company’s effective tax rate, as calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was (10.3)% for 2018, (70.3)% for 2017 and 41.8% for 2016.

On December 22, 2017, the Tax Act was signed into law and significantly reformed the Internal Revenue Code of 1986, as amended.

As of December 31, 2017, the Company completed its estimate for the tax effects of the enactment of the Tax Act, and as a result, the Company revalued and reduced its net deferred tax liability to the newly enacted corporate tax rate of 21%. The Company recognized an estimated benefit of $69.0 million, primarily as a result of revaluing its net deferred tax liability. This benefit was partially offset by a $2.4 million increase to the valuation allowance as a result of the deductibility of certain deferred compensation based on the current interpretation of the Tax Act. The net benefit of $66.6 million was recorded to income tax expense (benefit) in the 2017 consolidated financial statements. During the third quarter of 2018, the Company recorded an additional tax benefit of $1.9 million attributable to the re-measurement of its net deferred tax liability in connection with the filing of its 2017 federal income tax return.

The amounts recorded to gain (loss) on exchange transactions on the consolidated statements of operations did not have a significant impact on the effective income tax rate for any periods presented.

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense (benefit). During 2018, 2017 and 2016, the interest and penalties related to uncertain tax positions recognized in income tax expense (benefit) were not material. In addition, the amount of interest and penalties accrued at December 30, 2018 and December 31, 2017 were not material.

The Company had uncertain tax positions, including accrued interest of $3.1 million on December 30, 2018 and $2.4 million on December 31, 2017, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Gross uncertain tax positions at the beginning of the year	$2,286	$2,679	$2,633
Increase as a result of tax positions taken in the current period	571	966	687
Reduction as a result of the expiration of the applicable statute of limitations	-	(1,359)	(641)
Gross uncertain tax positions at the end of the year	$2,857	$2,286	$2,679

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 30, 2018	December 31, 2017
Acquisition related contingent consideration	$94,323	$94,055
Deferred compensation	26,154	27,097
Deferred revenue	25,027	18,704
Accrued liabilities	18,485	15,523
Postretirement benefits	13,843	16,443
Net operating loss carryforwards	7,628	1,923
Charitable contribution carryover	5,723	3,770
Pension (nonunion)	5,307	8,303
Transactional costs	5,291	5,733
Capital lease agreements	2,871	3,377
Pension (union)	1,724	1,922
Other	4,198	1,669
Deferred income tax assets	$210,574	$198,519
Less: Valuation allowance for deferred tax assets	5,899	4,337
Net deferred income tax asset	$204,675	$194,182

Intangible assets	$(154,974)	$(154,425)
Depreciation	(131,856)	(105,685)
Investment in Piedmont	(24,540)	(25,895)
Inventory	(10,553)	(9,781)
Prepaid expenses	(8,680)	(8,399)
Patronage dividend	(1,246)	(2,361)
Deferred income tax liabilities	$(331,849)	$(306,546)

Net deferred income tax liability	$(127,174)	$(112,364)

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

The valuation allowance of $5.9 million on December 30, 2018 and $4.3 million on December 31, 2017 was established primarily for certain loss carryforwards and deferred compensation. The increase in the valuation allowance as of December 30, 2018 was primarily a result of the deductibility of certain deferred tax assets following the Company’s adoption of the Tax Act.

As of December 30, 2018, the Company had $16.2 million of federal net operating losses, which do not expire, and $93.5 million of state net operating losses available to reduce future income taxes, which expire in varying amounts through 2038.

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

A summary of AOCI(L) for 2018, 2017 and 2016 is as follows:

		Gains (Losses) During the Period		Reclassification to Income
	December 31,	Pre-tax	Tax	Pre-tax	Tax	December 30,
(in thousands)	2017	Activity	Effect	Activity	Effect	2018
Net pension activity:
Actuarial loss	$(78,618)	$4,036	$(993)	$3,830	$(945)	$(72,690)
Prior service costs	(43)	-	-	25	(6)	(24)
Net postretirement benefits activity:
Actuarial loss	(23,519)	14,552	(3,580)	1,889	(464)	(11,122)
Prior service credits	1,744	-	-	(1,847)	454	351
Recognized loss due to the October 2017 Divestitures	6,220	-	-	-	-	6,220
Foreign currency translation adjustment	14	-	-	(19)	5	-
Total AOCI(L)	$(94,202)	$18,588	$(4,573)	$3,878	$(956)	$(77,265)

		Gains (Losses) During the Period		Reclassification to Income
	January 1,	Pre-tax	Tax	Pre-tax	Tax	December 31,
(in thousands)	2017	Activity	Effect	Activity	Effect	2017
Net pension activity:
Actuarial loss	$(72,393)	$(11,219)	$2,768	$3,402	$(1,176)	$(78,618)
Prior service costs	(61)	-	-	28	(10)	(43)
Net postretirement benefits activity:
Actuarial loss	(24,111)	(1,796)	443	2,942	(997)	(23,519)
Prior service credits	3,679	-	-	(2,982)	1,047	1,744
Recognized loss due to the October 2017 Divestitures	-	-	-	8,257	(2,037)	6,220
Foreign currency translation adjustment	(11)	-	-	40	(15)	14
Total AOCI(L)	$(92,897)	$(13,015)	$3,211	$11,687	$(3,188)	$(94,202)

		Gains (Losses) During the Period		Reclassification to Income
	January 3,	Pre-tax	Tax	Pre-tax	Tax	January 1,
(in thousands)	2016	Activity	Effect	Activity	Effect	2017
Net pension activity:
Actuarial loss	$(68,243)	$(9,777)	$3,764	$3,031	$(1,168)	$(72,393)
Prior service costs	(78)	-	-	28	(11)	(61)
Net postretirement benefits activity:
Actuarial loss	(19,825)	(9,152)	3,523	2,186	(843)	(24,111)
Prior service credits	5,744	-	-	(3,360)	1,295	3,679
Foreign currency translation adjustment	(5)	-	-	(11)	5	(11)
Total AOCI(L)	$(82,407)	$(18,929)	$7,287	$1,874	$(722)	$(92,897)

A summary of the impact on the income statement line items is as follows:

	Fiscal 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$886	$7	$-	$893
SD&A expenses	2,968	35	(19)	2,984
Subtotal pre-tax	3,854	42	(19)	3,877
Income tax expense	950	10	(5)	955
Total after tax effect	$2,904	$32	$(14)	$2,922

	Fiscal 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$377	$(9)	$-	$368
SD&A expenses	3,053	(31)	40	3,062
Subtotal pre-tax	3,430	(40)	40	3,430
Income tax expense	1,186	(50)	15	1,151
Total after tax effect	$2,244	$10	$25	$2,279

	Fiscal 2016
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$331	$(174)	$-	$157
SD&A expenses	2,728	(1,000)	(11)	1,717
Subtotal pre-tax	3,059	(1,174)	(11)	1,874
Income tax expense	1,179	(452)	(5)	722
Total after tax effect	$1,880	$(722)	$(6)	$1,152

20.	Capital Transactions

During the first quarter of each year, the Compensation Committee of the Company’s Board of Directors determines whether any shares of the Company’s Class B Common Stock should be issued to J. Frank Harrison, III, pursuant to the Performance Unit Award Agreement in connection with his services for the prior year as Chairman of the Board of Directors and Chief Executive Officer of the Company. The Performance Unit Award Agreement expired at the end of 2018, with the final potential award of up to 40,000 shares of Class B Common Stock to be issued in the first quarter of 2019 in connection with Mr. Harrison’s services during 2018.

As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash in 2018, 2017 and 2016 to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards issued in 2018, 2017 and 2016 is as follows:

	Fiscal Year
	2018	2017	2016
Date of approval for award	March 6, 2018	March 7, 2017	March 8, 2016
Fiscal year of service covered by award	2017	2016	2015
Shares settled in cash	16,504	18,980	19,080
Increase in Class B Common Stock shares outstanding	20,296	21,020	20,920
Total Class B Common Stock awarded	36,800	40,000	40,000

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized on the closing share price of the last trading day prior to the end of the fiscal year, was as follows:

	Fiscal Year
(in thousands, except per share data)	2018	2017	2016
Total compensation expense	$5,606	$7,922	$7,154
Share price for compensation expense	$179.55	$215.26	$178.85
Share price date for compensation expense	December 28, 2018	December 29, 2017	December 30, 2016

During the second quarter of 2018, the Compensation Committee and the Company’s stockholders approved the Long-Term Performance Equity Plan, which will compensate J. Frank Harrison, III based on the Company’s performance and will succeed the Performance Unit Award Agreement upon its expiration. Awards granted under the Long-Term Performance Equity Plan will be earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last twenty trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in SD&A expenses on the consolidated statements of operations, was $2.0 million for 2018.

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the NASDAQ Global Select Marketsm under the symbol COKE. There is no established public trading market for the Class B Common Stock. Shares of the Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at any time at the option of the holder.

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2018, 2017 and 2016, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock. Total cash dividends paid were $9.4 million in 2018 and $9.3 million per year in both 2017 and 2016.

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

Executive Benefit Plans

The Company has four executive benefit plans: the Supplemental Savings Incentive Plan, the Long-Term Retention Plan, the Officer Retention Plan and the Long-Term Performance Plan.

Pursuant to the Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2018, 2017 and 2016, the Company matched 50% of the first 6% of salary, excluding bonus, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The liability under this plan was as follows:

(in thousands)	December 30, 2018	December 31, 2017
Current liabilities	$8,255	$8,205
Noncurrent liabilities	73,524	74,958
Total liability - Supplemental Savings Incentive Plan	$81,779	$83,163

Under the Long-Term Retention Plan, effective March 5, 2014, the Company accrues a defined amount each year for an eligible participant based upon an award schedule. Amounts awarded may earn an investment return based on certain investment funds specified by the Company. Benefits under the Long-Term Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the benefits are fully vested at age 60. Participants receive payments from the plan upon retirement or in certain instances upon termination of employment. Payments are made in the form of monthly installments over a period of 10, 15 or 20 years. The liability under this plan was as follows:

(in thousands)	December 30, 2018	December 31, 2017
Current liabilities	$42	$3
Noncurrent liabilities	2,140	2,563
Total liability - Long-Term Retention Plan	$2,182	$2,566

Under the Officer Retention Plan, as amended and restated effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Officer Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Officer Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the benefits are fully vested at age 60. The liability under this plan was as follows:

(in thousands)	December 30, 2018	December 31, 2017
Current liabilities	$3,014	$2,949
Noncurrent liabilities	42,179	42,694
Total liability - Officer Retention Plan	$45,193	$45,643

Under the Long-Term Performance Plan, as amended and restated effective January 1, 2017, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Long-Term Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The liability under this plan was as follows:

(in thousands)	December 30, 2018	December 31, 2017
Current liabilities	$5,234	$5,561
Noncurrent liabilities	5,244	4,527
Total liability - Long-Term Performance Plan	$10,478	$10,088

Pension Plans

There are two Company-sponsored pension plans. The Primary Plan was frozen as of June 30, 2006 and no benefits accrued to participants after this date. The Bargaining Plan is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes.

Each year, the Company updates its mortality assumptions used in the calculation of its pension liability using The Society of Actuaries’ latest mortality tables. In 2018, 2017 and 2016, the mortality table reflected a lower increase in longevity.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
(in thousands)	2018	2017
Projected benefit obligation at beginning of year	$303,918	$273,148
Service cost	5,484	2,553
Interest cost	11,350	11,938
Actuarial (gain) / loss	(29,692)	27,388
Benefits paid	(12,103)	(11,109)
Projected benefit obligation at end of year	$278,957	$303,918

The projected benefit obligations and the accumulated benefit obligations for both Company-sponsored pension plans were in excess of plan assets as of December 30, 2018 and December 31, 2017. The accumulated benefit obligation was $279.0 million on December 30, 2018 and $303.9 million on December 31, 2017.

Change in Plan Assets

	Fiscal Year
(in thousands)	2018	2017
Fair value of plan assets at beginning of year	$258,513	$228,256
Actual return on plan assets	(10,242)	29,766
Employer contributions	20,000	11,600
Benefits paid	(12,103)	(11,109)
Fair value of plan assets at end of year	$256,168	$258,513

Funded Status

(in thousands)	December 30, 2018	December 31, 2017
Projected benefit obligation	$(278,957)	$(303,918)
Plan assets at fair value	256,168	258,513
Net funded status	$(22,789)	$(45,405)

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 30, 2018	December 31, 2017
Current liabilities	$-	$-
Noncurrent liabilities	(22,789)	(45,405)
Total liability - pension plans	$(22,789)	$(45,405)

Net Periodic Pension Cost (Benefit)

	Fiscal Year
(in thousands)	2018	2017	2016
Service cost	$5,484	$2,553	$461
Interest cost	11,350	11,938	12,182
Expected return on plan assets	(15,415)	(13,597)	(13,822)
Recognized net actuarial loss	3,830	3,402	3,031
Amortization of prior service cost	25	28	28
Net periodic pension cost (benefit)	$5,274	$4,324	$1,880

Significant Assumptions

	Fiscal Year
	2018	2017	2016
Projected benefit obligation at the measurement date:
Discount rate - Primary Plan	4.47%	3.80%	4.44%
Discount rate - Bargaining Plan	4.63%	3.90%	4.49%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Primary Plan	3.80%	4.44%	4.72%
Discount rate - Bargaining Plan	3.90%	4.49%	4.72%
Weighted average expected long-term rate of return on plan assets(1)	6.00%	6.00%	6.50%
Weighted average rate of compensation increase	N/A	N/A	N/A

(1)

The weighted average expected long-term rate of return, which is used in computing net periodic pension cost, reflects an estimate of long-term future returns for the pension plan assets net of expenses. The estimate is primarily a function of the asset classes, equities versus fixed income, in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. The analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The increase in the discount rates in 2018, as compared to 2017, was the primary driver of actuarial gains in 2018. The decrease in the discount rates in 2017, as compared to 2016, was the primary driver of actuarial losses in 2017. The actuarial gains and losses, net of tax, were recorded in other comprehensive loss.

Cash Flows

(in thousands)	Anticipated Future Pension Benefit Payments for the Fiscal Years
2019	$11,249
2020	11,976
2021	12,737
2022	13,518
2023	14,335
2024 – 2028	81,499

Contributions to the two Company-sponsored pension plans are expected to be in the range of $1 million to $2 million in 2019.

Plan Assets

All assets in the Company’s pension plans are invested in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The expected long-term rate of return assumption for the pension plan assets, which will be used to compute 2019 net periodic pension costs, is based upon target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. The Company evaluates the rate of return assumption on an annual basis. The Company’s pension plans target asset allocation for 2019, actual asset allocation at December 30, 2018 and December 31, 2017, and the expected weighted average long-term rate of return by asset category were as follows:

	Target	Percentage of Plan		Weighted Average Expected
	Allocation	Assets at Fiscal Year-End		Long-Term Rate of Return
	2019	2018	2017	2018(1)
Debt securities	65%	64%	39%	2.5%
U.S. equity securities	25%	25%	46%	1.8%
International equity securities	10%	9%	15%	0.7%
Cash and cash equivalents	0%	2%	0%	0.0%
Total	100%	100%	100%	5.0%

(1)	The weighted average expected long-term rate of return of plan assets is 5.0% for the Primary Plan and 5.25% for the Bargaining Plan.

Debt securities as of December 30, 2018 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years. U.S. equity securities include: (i) large capitalization domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™ and (ii) small and mid-capitalization domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside the United States. Cash and cash equivalents have a weighted average duration of less than three months.

The following table summarizes the Company’s common/collective trust fund pension plan assets. The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(in thousands)	December 30, 2018	December 31, 2017
Common/collective trust funds - fixed income	$164,307	$100,500
Common/collective trust funds - equity securities	86,107	157,290
Common/collective trust funds - cash equivalents	4,975	-
Total common/collective trust funds	$255,389	$257,790

In addition, the Company had other level 1 pension plan assets related to its equity securities of $0.8 million in 2018 and $0.7 million in 2017. The level 1 assets had quoted market prices in active markets for identical assets available for fair value measurement.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all its employees who are not part of collective bargaining agreements and for certain employees under collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contributions for employees who are part of collective bargaining agreements are determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $21.2 million in 2018, $18.4 million in 2017 and $14.9 million in 2016.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2018	2017
Benefit obligation at beginning of year	$76,665	$85,255
Service cost	1,854	2,232
Interest cost	2,694	3,636
Plan participants’ contributions	776	752
Actuarial (gain) / loss	(14,552)	1,796
Benefits paid	(3,042)	(2,994)
Medicare Part D subsidy reimbursement	66	37
Acquisition of benefits	-	3,291
Divestiture of benefits related to the October 2017 Divestitures	-	(17,340)
Benefit obligation at end of year	$64,461	$76,665

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2018	2017
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	2,200	2,205
Plan participants’ contributions	776	752
Benefits paid	(3,042)	(2,994)
Medicare Part D subsidy reimbursement	66	37
Fair value of plan assets at end of year	$-	$-

Funded Status

(in thousands)	December 30, 2018	December 31, 2017
Current liabilities	$3,219	$3,678
Noncurrent liabilities	61,242	72,987
Total liability - postretirement benefits	$64,461	$76,665

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2018	2017	2016
Service cost	$1,854	$2,232	$1,567
Interest cost	2,694	3,636	3,094
Recognized net actuarial loss	1,889	2,942	2,186
Amortization of prior service cost	(1,847)	(2,982)	(3,360)
Net periodic postretirement benefit cost	$4,590	$5,828	$3,487

Significant Assumptions

	Fiscal Year
	2018	2017	2016
Benefit obligation discount rate at measurement date	4.41%	3.72%	4.36%
Net periodic postretirement benefit cost discount rate for fiscal year	3.72%	4.36%	4.53%

Postretirement benefit expense - Pre-Medicare:
Weighted average healthcare cost trend rate	7.82%	6.94%	6.20%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2025	2025	2024

Postretirement benefit expense - Post-Medicare:
Weighted average healthcare cost trend rate	7.74%	8.07%	7.50%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2025	2025	2024

A 1% increase or decrease in the annual healthcare cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	1% Increase	1% Decrease
Postretirement benefit obligation at December 30, 2018	$7,878	$(6,993)
Service cost and interest cost in 2018	590	(525)

Cash Flows

(in thousands)	Anticipated Future Postretirement Benefit Payments Reflecting Expected Future Service
2019	$3,219
2020	3,334
2021	3,568
2022	3,807
2023	3,849
2024 – 2028	22,222

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

A reconciliation of the amounts in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost is as follows:

(in thousands)	December 31, 2017	Actuarial Gain (Loss)	Reclassification Adjustments	December 30, 2018
Pension Plans:
Actuarial gain (loss)	$(127,461)	$4,036	$3,830	$(119,595)
Prior service (cost) credit	(73)	-	25	(48)
Postretirement Medical:
Actuarial gain (loss)	(39,356)	14,552	1,889	(22,915)
Prior service (cost) credit	3,140	-	(1,847)	1,293
Recognized loss due to the October 2017 Divestitures	8,257	-	-	8,257
Total within accumulated other comprehensive loss	$(155,493)	$18,588	$3,897	$(133,008)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost during 2019 are as follows:

(in thousands)	Pension Plans	Postretirement Medical	Total
Actuarial loss	$3,603	$783	$4,386
Prior service cost (credit)	23	(1,293)	(1,270)
Total expected to be recognized during 2019	$3,626	$(510)	$3,116

Multiemployer Pension Plans

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. The collective bargaining agreements covering the Teamsters Plan expire at various times by July 2021. The Company expects these agreements will be re-negotiated.

The risks of participating in the Teamsters Plan are different from single employer plans as contributed assets are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the Teamsters Plan, the unfunded obligations of the Teamsters Plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the Teamsters Plan, the Company could be required to pay the Teamsters Plan a withdrawal liability based on the underfunded status of the Teamsters Plan. The Company does not anticipate withdrawing from the Teamsters Plan.

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

	Fiscal Year
(in thousands)	2018	2017	2016
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$763	$800	$728

According to the Teamsters Plan’s Forms 5500, the Company was not listed as providing more than 5% of the total contributions for the plan years ending December 31, 2017 or January 1, 2017. At the date these financial statements were issued, Forms 5500 were not available for the plan year ending December 30, 2018.

The Company has a liability recorded for withdrawing from a multiemployer pension plan in 2008 and is required to make payments of approximately $1 million to this multiemployer pension plan each year through 2028. As of December 30, 2018 the Company has $6.9 million remaining on this liability.

22.	Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of December 30, 2018, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2018	2017	2016
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$1,188,818	$1,085,898	$669,783
Customer marketing programs	145,019	139,542	116,537
Cold drink equipment parts	30,065	25,381	21,558
Glacéau distribution agreement consideration	-	15,598	-

Payments made by The Coca-Cola Company to the Company for:
Conversion of bottling agreements	$-	$91,450	$-
Marketing funding support payments	86,483	83,177	73,513
Fountain delivery and equipment repair fees	40,023	35,335	27,624
Legacy Facilities Credit (excluding portion related to Mobile, Alabama facility)	1,320	30,647	-
Portion of Legacy Facilities Credit related to Mobile, Alabama facility	-	12,364	-
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	9,683	10,474	7,193
Cold drink equipment	3,789	8,400	-
Presence marketing funding support on the Company’s behalf	8,311	4,843	2,064

Coca‑Cola Refreshments USA, Inc.

The Company previously had a production arrangement with CCR to buy and sell finished products at cost and transported products for CCR to the Company’s and other Coca‑Cola bottlers’ locations. Following the completion of the October 2017 Transactions discussed in Note 4, the Company no longer transacts with CCR other than making quarterly sub-bottling payments, as discussed below. The following table summarizes purchases and sales under these arrangements between the Company and CCR prior to the closing of the October 2017 Transactions:

	Fiscal Year
(in thousands)	2017	2016
Purchases from CCR	$114,891	$269,575
Gross sales to CCR	76,718	72,568
Sales to CCR for transporting CCR's product	2,036	21,940

As discussed in Note 4 to the consolidated financial statements, the Company and CCR recently concluded a series of System Transformation Transactions involving several asset purchase and asset exchange transactions for the acquisition and exchange of the following distribution territories and regional manufacturing facilities:

Distribution Territories	Acquisition / Exchange Date
Johnson City and Morristown, Tennessee	May 23, 2014
Knoxville, Tennessee	October 24, 2014
Cleveland and Cookeville, Tennessee	January 30, 2015
Louisville, Kentucky and Evansville, Indiana	February 27, 2015
Paducah and Pikeville, Kentucky	May 1, 2015
Lexington, Kentucky for Jackson, Tennessee Exchange	May 1, 2015
Norfolk, Fredericksburg and Staunton, Virginia and Elizabeth City, North Carolina	October 30, 2015
Easton and Salisbury, Maryland and Richmond and Yorktown, Virginia	January 29, 2016
Alexandria, Virginia and Capitol Heights and La Plata, Maryland	April 1, 2016
Baltimore, Hagerstown and Cumberland, Maryland	April 29, 2016
Cincinnati, Dayton, Lima and Portsmouth, Ohio and Louisa, Kentucky	October 28, 2016
Anderson, Fort Wayne, Lafayette, South Bend and Terre Haute, Indiana	January 27, 2017
Indianapolis and Bloomington, Indiana and Columbus and Mansfield, Ohio	March 31, 2017
Akron, Elyria, Toledo, Willoughby and Youngstown, Ohio	April 28, 2017
Memphis, Tennessee	October 2, 2017

Little Rock and West Memphis, Arkansas for Leroy, Mobile and Robertsdale, Alabama, Panama City, Florida, Bainbridge, Columbus and Sylvester, Georgia, Ocean Springs, Mississippi and Somerset, Kentucky (as part of the CCR Exchange Transaction)

October 2, 2017

Manufacturing Plants	Acquisition / Exchange Date
Annapolis, Maryland Make-Ready Center	October 30, 2015
Sandston, Virginia	January 29, 2016
Silver Spring and Baltimore, Maryland	April 29, 2016
Cincinnati, Ohio	October 28, 2016
Indianapolis and Portland, Indiana	March 31, 2017
Twinsburg, Ohio	April 28, 2017
Memphis, Tennessee and West Memphis, Arkansas for Mobile, Alabama (as part of the CCR Exchange Transaction)	October 2, 2017

Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in the territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands. Sub-bottling payments to CCR were $24.7 million in 2018, $16.7 million in 2017 and $13.5 million in 2016. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	December 30, 2018	December 31, 2017
Current portion of acquisition related contingent consideration	$32,993	$23,339
Non-current portion of acquisition related contingent consideration	349,905	357,952
Total acquisition related contingent consideration	$382,898	$381,291

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

Territory Conversion Fee

Upon the conversion of the Company’s then-existing bottling agreements to the CBA on March 31, 2017, the Company received from CCR the Territory Conversion Fee, which, after final adjustments made during the second quarter of 2017, totaled $91.5 million, pursuant to a territory conversion agreement entered into by the Company, The Coca‑Cola Company and CCR in September 2015 (as amended). The Territory Conversion Fee was equivalent to 0.5 times the EBITDA the Company and its subsidiaries generated during the twelve-month period ended January 1, 2017 from sales in the distribution territories the Company served prior to the System Transformation of certain beverages owned by or licensed to The Coca‑Cola Company or Monster Energy Company on which the Company and its subsidiaries pay, and The Coca‑Cola Company receives, a facilitation fee. The Territory Conversion Fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next twelve months was classified in other accrued liabilities on the consolidated balance sheets.

Legacy Facilities Credit

In December 2017, The Coca‑Cola Company agreed to provide the Company the Legacy Facilities Credit, which, after final adjustments made during the third quarter of 2018, totaled $44.3 million. The Legacy Facilities Credit compensated the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at the regional manufacturing facilities owned by Company prior to the System Transformation and sold to The Coca‑Cola Company and certain U.S. Coca‑Cola bottlers pursuant to new pricing mechanisms included in the RMA.

The Company immediately recognized $12.4 million of the Legacy Facilities Credit, which represented the portion applicable to a regional manufacturing facility in Mobile, Alabama which the Company transferred to CCR as part of the CCR Exchange Transaction. The remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next twelve months was classified in other accrued liabilities on the consolidated balance sheets.

South Atlantic Canners, Inc.

The Company is a shareholder of South Atlantic Canners, Inc., a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC as of December 30, 2018 was $8.2 million.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $9.0 million in 2018, $9.1 million in 2017 and $9.0 million in 2016.

Southeastern Container

The Company is a shareholder of Southeastern Container, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern as of December 30, 2018 was $23.6 million.

In December 2017, CCR redistributed a portion of its investment in Southeastern Container. As a result of this redistribution, the Company increased its investment in Southeastern Container by $6.0 million, which was recorded as income in other expense, net in the consolidated financial statements.

Coca‑Cola Bottlers’ Sales & Services Company, LLC (“CCBSS”)

Along with other Coca‑Cola bottlers in the United States and Canada, the Company is a member of CCBSS, a company formed in 2003 to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system. The Company accounts for CCBSS as an equity method investment and its investment in CCBSS is not material.

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $10.4 million on December 30, 2018 and $11.2 million on December 31, 2017, which were classified as accounts receivable, other in the consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS $2.8 million in 2018, $2.3 million in 2017 and $1.3 million in 2016, which were classified as SD&A expenses in the consolidated statements of operations.

CONA Services LLC

The Company is a member of CONA Services LLC (“CONA”), an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA as of December 30, 2018 was $8.0 million.

During the fourth quarter of 2018, the Company recorded an out-of-period adjustment to correct previously understated SD&A expenses in the amount of $6.9 million to properly account for the Company’s portion of CONA’s historical operating losses as an equity method investment. The unrecorded amounts in prior years were immaterial to the consolidated financial statements, and the adjustment was not material to the current period.

The Company is party to an amended and restated master services agreement with CONA (the “CONA MSA”), pursuant to which CONA agreed to make available, and the Company became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available to the Company, CONA provides the Company with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with the Company’s direct store delivery and manufacture of products.

The Company is authorized under the CONA MSA to use the CONA System in connection with its distribution, promotion, marketing, sale and manufacture of beverages it is authorized to distribute or manufacture under the CBA, the RMA or any other agreement with The Coca‑Cola Company, subject to the provisions of the CONA operating agreement and any licenses or other agreements relating to products or services provided by third parties and used in connection with the CONA System. In exchange for the Company’s rights to use the CONA System and receive CONA-related services under the CONA MSA, it is charged service fees by CONA. The Company is obligated to pay the service fees under the CONA MSA even if it is not using the CONA System for all or any portion of its distribution and manufacturing operations. The Company incurred CONA service fees of $21.5 million in 2018 and $12.6 million in 2017.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the majority stockholder and Morgan H. Everett, Vice President and a director of the Company, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease agreement is subject to adjustment for increases in the Consumer Price Index and the lease expires on December 31, 2021. The principal balance outstanding under this capital lease was $9.9 million on December 30, 2018 and $12.8 million on December 31, 2017.

The minimum rentals and contingent rental payments related to this lease were as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Minimum rentals	$3,511	$3,509	$3,526
Contingent rentals	927	877	767
Total rental payments	$4,438	$4,386	$4,293

The contingent rentals in 2018, 2017 and 2016 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index were recorded as adjustments to interest expense on the Company’s consolidated statements of operations.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One, which is directly and indirectly owned by trusts of which J. Frank Harrison, III, and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under this lease agreement is subject to an adjustment for an inflation factor and the lease expires on December 31, 2020.

The principal balance outstanding under this capital lease was $8.1 million on December 30, 2018 and $11.6 million on December 31, 2017. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. Rental payments related to this lease were $4.2 million in 2018, $4.1 million in 2017 and $4.0 million in 2016.

23.	Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income (loss) per share.

	Fiscal Year
(in thousands, except per share data)	2018	2017	2016
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$(19,930)	$96,535	$50,146
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,212	2,187	2,166
Total undistributed earnings (losses)	$(29,283)	$87,207	$40,839

Common Stock undistributed earnings (losses) – basic	$(22,365)	$66,754	$31,328
Class B Common Stock undistributed earnings (losses) – basic	(6,918)	20,453	9,511
Total undistributed earnings (losses)	$(29,283)	$87,207	$40,839

Common Stock undistributed earnings (losses) – diluted	$(22,365)	$66,469	$31,194
Class B Common Stock undistributed earnings (losses) – diluted	(6,918)	20,738	9,645
Total undistributed earnings (losses) – diluted	$(29,283)	$87,207	$40,839

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings (losses) – basic	(22,365)	66,754	31,328
Numerator for basic net income (loss) per Common Stock share	$(15,224)	$73,895	$38,469

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$2,212	$2,187	$2,166
Class B Common Stock undistributed earnings (losses) – basic	(6,918)	20,453	9,511
Numerator for basic net income (loss) per Class B Common Stock share	$(4,706)	$22,640	$11,677

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,212	2,187	2,166
Common Stock undistributed earnings (losses) – diluted	(29,283)	87,207	40,839
Numerator for diluted net income (loss) per Common Stock share	$(19,930)	$96,535	$50,146

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$2,212	$2,187	$2,166
Class B Common Stock undistributed earnings (losses) – diluted	(6,918)	20,738	9,645
Numerator for diluted net income (loss) per Class B Common Stock share	$(4,706)	$22,925	$11,811

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,209	2,188	2,168

	Fiscal Year
(in thousands, except per share data)	2018	2017	2016
Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,350	9,369	9,349
Class B Common Stock weighted average shares outstanding – diluted	2,209	2,228	2,208

Basic net income (loss) per share:
Common Stock	$(2.13)	$10.35	$5.39
Class B Common Stock	$(2.13)	$10.35	$5.39

Diluted net income (loss) per share:
Common Stock	$(2.13)	$10.30	$5.36
Class B Common Stock	$(2.13)	$10.29	$5.35

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

Approximately 88% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining bottle/can sales volume to retail customers consists of products of other beverage companies. The Company has beverage agreements with The Coca‑Cola Company and other beverage companies under which it has various requirements. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

The Company faces concentration risks related to a few customers comprising a large portion of the Company’s annual sales volume and net revenue. The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales, which are included in the Nonalcoholic Beverages segment, that such volume represents. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

	Fiscal Year
	2018	2017	2016
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%	20%
The Kroger Company	11%	10%	6%
Total approximate percent of the Company’s total bottle/can sales volume	30%	29%	26%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	14%	13%	14%
The Kroger Company	8%	7%	5%
Total approximate percent of the Company’s total net sales	22%	20%	19%

The Company purchases all its aluminum cans from two domestic suppliers and all its plastic bottles from two manufacturing cooperatives. See Note 17 and Note 22 to the consolidated financial statements for additional information.

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

The Company’s contingent consideration liability resulting from the acquisition of the distribution territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction, is subject to risk as a result of changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts, and changes in the Company’s WACC, which is derived from market data.

Approximately 15% of the Company’s labor force is covered by collective bargaining agreements. The Company’s collective bargaining agreements, which generally have 3- to 5-year terms, expire at various dates through 2023. Terms and conditions of the new labor union agreements could increase the Company’s exposure to work interruptions or stoppages, as an increased percentage of its workforce is covered by collective bargaining agreements.

25.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Accounts receivable, trade, net	$(39,333)	$(121,203)	$(83,204)
Accounts receivable from The Coca-Cola Company	11,643	3,272	(31,231)
Accounts receivable, other	8,467	(9,190)	(5,723)
Inventories	(26,415)	2,527	(8,301)
Prepaid expenses and other current assets	29,785	(22,870)	2,277
Accounts payable, trade	(36,355)	73,603	32,186
Accounts payable to The Coca-Cola Company	(36,095)	33,757	39,842
Other accrued liabilities	62,892	31,525	6,474
Accrued compensation	(1,943)	7,351	7,613
Accrued interest payable	967	1,487	158
Change in current assets less current liabilities (exclusive of acquisitions)	$(26,387)	$259	$(39,909)

The Company had the following net cash payments (refunds) during the period for interest and income taxes:

	Fiscal Year
(in thousands)	2018	2017	2016
Interest	$45,067	$39,609	$34,764
Income taxes	(36,991)	30,965	(7,111)

The Company had the following significant noncash investing and financing activities:

	Fiscal Year
(in thousands)	2018	2017	2016
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$13,675	$22,329	$15,704
Issuance of Class B Common Stock in connection with stock award	3,831	3,669	3,726
Estimated fair value related to the October 2017 Divestitures	-	151,434	-
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	-	6,012	-
Accounts receivable from The Coca-Cola Company for adjustments to the cash purchase price for the April 2017 Transactions	-	4,707	-
Capital lease obligations incurred	-	2,233	-

26.	Segments

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM. Effective December 31, 2018, the Company appointed a new Chief Operating Officer and Chief Financial Officer. In addition, the Company completed a four-year System Transformation in October 2017 and continues to integrate territories acquired in the System Transformation into its operations. In conjunction with these leadership changes and ongoing integration of operations, management continues to assess whether changes are necessary to the Company’s reportable segments.

The Company believes four operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional three operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2018	2017	2016
Net sales:
Nonalcoholic Beverages	$4,512,318	$4,206,927	$3,034,654
All Other	358,625	301,801	234,732
Eliminations(1)	(245,579)	(221,140)	(139,241)
Consolidated net sales	$4,625,364	$4,287,588	$3,130,145

Income from operations:
Nonalcoholic Beverages	$45,519	$90,143	$126,570
All Other	12,383	11,404	4,629
Consolidated income from operations	$57,902	$101,547	$131,199

Depreciation and amortization:
Nonalcoholic Beverages	$177,448	$160,524	$109,716
All Other	9,808	8,317	6,907
Consolidated depreciation and amortization	$187,256	$168,841	$116,623

(1)

The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

27.	Quarterly Financial Data (Unaudited)

The unaudited quarterly financial data for the fiscal years ended December 30, 2018 and December 31, 2017 is included in the following tables. Sales volume has historically been the highest in the second and third quarter of each fiscal year. Additional meaningful financial information is included in the table following each presented period.

	Quarter Ended
(in thousands, except per share data)	April 1, 2018	July 1, 2018	September 30, 2018	December 30, 2018(1)
Net sales	$1,064,757	$1,220,003	$1,204,033	$1,136,571
Gross profit	357,641	404,708	412,716	380,647
Income (loss) from operations	(18,997)	19,679	44,404	12,816
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	(14,185)	(3,933)	25,164	(26,976)
Basic net income (loss) per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(1.52)	$(0.42)	$2.69	$(2.88)
Class B Common Stock	$(1.52)	$(0.42)	$2.69	$(2.88)
Diluted net income (loss) per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(1.52)	$(0.42)	$2.69	$(2.88)
Class B Common Stock	$(1.52)	$(0.42)	$2.68	$(2.87)

(1)

During the fourth quarter of 2018, the Company recorded an out-of-period adjustment to correct previously understated SD&A expenses in the amount of $6.9 million to properly account for the Company’s portion of CONA’s historical operating losses as an equity method investment. The unrecorded amounts in prior years were immaterial to the consolidated financial statements, and the adjustment was not material to the current period. See Note 22 to the consolidated financial statements for additional information.

	Quarter Ended
(in thousands, except per share data)	April 2, 2017	July 2, 2017	October 1, 2017	December 31, 2017
Net sales	$857,593	$1,159,804	$1,152,561	$1,117,630
Gross profit	323,912	405,691	400,359	374,905
Income from operations(1)	14,950	48,655	37,472	470
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	(5,051)	6,348	17,316	77,922
Basic net income (loss) per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(0.54)	$0.68	$1.86	$8.35
Class B Common Stock	$(0.54)	$0.68	$1.86	$8.35
Diluted net income (loss) per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(0.54)	$0.68	$1.85	$8.31
Class B Common Stock	$(0.54)	$0.67	$1.84	$8.32

(1)

Upon the Company’s adoption of ASU 2017‑07 in the first quarter of 2018, it retrospectively adjusted the presentation of its non-service cost component of net periodic benefit cost from SD&A expenses to other expense, net in the consolidated statements of operations, which approximated $1.3 million per quarter in 2017. See Note 1 to the consolidated financial statements for additional information.

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Management believes the effect on previously reported financial statements is not material. In addition, management believes the revised presentation provides consistency with other companies that operate in the beverage industry. The revision had no impact to net income (loss) or net income (loss) per share. See Note 2 to the consolidated financial statements for additional information. A summary of the impact to net sales and SD&A expenses is as follows:

	Quarter
(in thousands)	First	Second	Third	Fourth
Impact to net sales and SD&A expenses in 2018	$(7,307)	$(7,269)	$(7,628)	$-
Impact to net sales and SD&A expenses in 2017	(8,109)	(9,487)	(9,965)	(8,519)

Additional Information for 2018:	Quarter Ended
(in thousands)	April 1, 2018	July 1, 2018	September 30, 2018	December 30, 2018
Pre-tax income/(expense) impact:
Expenses related to System Transformation Transactions	$(12,450)	$(9,871)	$(10,417)	$(10,598)
Gain on exchange transactions	-	-	10,170	-
Expenses related to workforce optimization	-	(4,810)	-	(3,745)

Additional Information for 2017:	Quarter Ended
(in thousands)	April 2, 2017	July 2, 2017	October 1, 2017	December 31, 2017
Pre-tax income/(expense) impact:
Expenses related to System Transformation Transactions	$(7,652)	$(11,574)	$(13,148)	$(17,171)
System Transformation Transactions settlement	-	(9,442)	-	2,446
Gain on exchange transactions	-	-	-	529
Portion of Legacy Facilities Credit related to Mobile, Alabama facility	-	-	-	12,364
Acquisition of Southeastern Container preferred shares from CCR	-	-	-	6,012
Post-tax income/(expense) impact:
Tax Act	-	-	-	66,595

28.	Subsequent Event

On February 5, 2019, the Company entered into a confirmation of acceptance (the “Confirmation of Acceptance”) to sell $100 million aggregate principal amount of senior unsecured notes due 2026 (the “2026 Notes”) to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates (the “MetLife Affiliates”) pursuant to a Note Purchase and Private Shelf Agreement dated January 23, 2019 between the Company, MetLife and each MetLife Affiliate that becomes party thereto. Pursuant to the Confirmation of Acceptance, the Company has agreed to sell $100 million aggregate principal amount of the 2026 Notes on or before April 10, 2019. The 2026 Notes will bear interest at 3.93% and will mature on October 10, 2026, unless earlier redeemed by the Company. Interest on the 2026 Notes will be payable quarterly in arrears on each January 10, April 10, July 10 and October 10, commencing on July 10, 2019. The Company expects to use the proceeds for refinancing of debt and general corporate purposes. As of the date of this filing, the Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

Management’s Report on Internal Control over Financial Reporting

Management of Coca-Cola Consolidated, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with the U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:

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

As of December 30, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 30, 2018 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which is included in Item 8 of this report.

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Consolidated, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Consolidated, Inc. and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 30, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2019

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 27 to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2018.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see “Proposal 1: Election of Directors” in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which is incorporated herein by reference. For information with respect to compliance with Section 16(a) of the Exchange Act, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2019 Proxy Statement, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2019 Proxy Statement, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2019 Proxy Statement, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the 2019 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2019 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Related Person Transactions” and “Corporate Governance – Policy for Review of Related Person Transactions” sections of the 2019 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2019 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the 2019 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedule

The Financial Statement Schedule included under Item 15 hereof, as required for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, consisted of the following:

Schedule II - Valuation and Qualifying Accounts and Reserves	117

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Number	Description	Incorporation Reference
2.1+	Asset Purchase Agreement for Distribution Territory Expansion, dated September 1, 2016, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 6, 2016 (File No. 0‑9286).
2.2+	Asset Purchase Agreement for Manufacturing Facility Acquisitions, dated September 1, 2016, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 6, 2016 (File No. 0‑9286).
2.3+	Amendment No. 1 to Asset Purchase Agreement, dated January 27, 2017, by and between the Company and Coca-Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 27, 2017 (File No. 0‑9286).
2.4+	Distribution Asset Purchase Agreement, dated April 13, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017 (File No. 0‑9286).
2.5+	Manufacturing Asset Purchase Agreement, dated April 13, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 17, 2017 (File No. 0‑9286).
2.6+	Asset Exchange Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0‑9286).
2.7+	Asset Purchase Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0‑9286).
2.8+	Asset Exchange Agreement, dated September 29, 2017, by and between the Company and Coca‑Cola Bottling Company United, Inc.	Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 4, 2017 (File No. 0‑9286).
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
4.2	Second Supplemental Indenture, dated as of November 25, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.3

Officers’ Certificate, dated April 7, 2009, pursuant to Sections 102 and 301 of the Indenture, dated as of July 20, 1994, as supplemented and restated by the Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.

Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
4.4

Resolutions adopted by Executive Committee and the Pricing Committee of the Board of Directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.

Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
4.5	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0‑9286).

Number	Description	Incorporation Reference
4.6	Form of the Company’s 3.80% Senior Notes due 2025 (included in Exhibit 4.2 above).	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.7	Fifth Amended and Restated Promissory Note, dated as of September 18, 2017, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 0‑9286).
4.8	Revolving Credit Loan Agreement, dated as of September 18, 2017, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 0‑9286).
4.9	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019 (File No. 0‑9286).
10.1	Second Amended and Restated Credit Agreement, dated as of June 8, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018 (File No. 0‑9286).
10.2	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0‑9286).
10.3

Term Loan Agreement, dated June 7, 2016, by and among the Company, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association and Branch Banking and Trust Company as co-syndication agents.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 (File No. 0‑9286).
10.4	Amendment No. 1 to Term Loan Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0‑9286).
10.5	Amended and Restated Guaranty Agreement, dated as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0‑9286).
10.6	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, Bank, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0‑9286).
10.7	Note Purchase and Private Shelf Agreement, dated June 10, 2016, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 0‑9286).
10.8	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.9	Note Purchase and Private Shelf Agreement, dated March 6, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0‑9286).
10.10	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.11	Note Purchase and Private Shelf Agreement, dated January 23, 2019, by and among the Company, MetLife and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.12**	Territory Conversion Agreement, dated September 23, 2015, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0‑9286).
10.13	First Amendment to the Territory Conversion Agreement, dated February 8, 2016, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (File No. 0-9286).
10.14	Expanding Participating Bottler Revenue Incidence Agreement, dated September 23, 2015, by and between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015 (File No. 0‑9286).

Number	Description	Incorporation Reference
10.15	Incidence Agreement, dated February 5, 2019, by and between the Company and The Coca‑Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.16**

National Product Supply Governance Agreement, dated October 30, 2015, by and between the Company, The Coca-Cola Company, Coca-Cola Bottling Company United, Inc., Coca-Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0‑9286).
10.17**

First Amendment to National Product Supply Governance Agreement, dated October 26, 2018, by and between the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Swire Pacific Holdings Inc. d/b/a Swire Coca‑Cola USA and the other parties thereto.

Filed herewith
10.18**	CONA Services LLC Limited Liability Company Agreement, dated January 27, 2016, by and among the Company, The Coca‑Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.19**

Amendment No. 1 to the CONA Services LLC Limited Liability Company Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers name therein.

Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.20**

Amendment No. 2 to the CONA Services LLC Limited Liability Company Agreement, effective February 22, 2017, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.

Exhibit 10.4 to the Company’s Quarterly Report on Form 10-K for the quarter ended April 2, 2017 (File No. 0‑9286).
10.21**	Amended and Restated Master Services Agreement, dated as of October 2, 2017, between the Company and CONA Services LLC.	Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.22	Glacéau Agreement, dated June 29, 2016, by and between the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016 (File No. 0‑9286).
10.23	Omnibus Letter Agreement, dated March 31, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.24	Amended and Restated Ancillary Business Letter, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.25**	Comprehensive Beverage Agreement, dated March 31, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.26**	Comprehensive Beverage Agreement, dated March 31, 2017, by and between Piedmont Coca‑Cola Bottling Partnership and The Coca‑Cola Company.	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.27**	First Amendment to Comprehensive Beverage Agreement, dated April 28, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.28**	Amendment to Comprehensive Beverage Agreements, dated October 2, 2017, by and between the Company, Piedmont Coca‑Cola Bottling Partnership, The Coca Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.29**	Third Amendment to Comprehensive Beverage Agreement, dated December 26, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.30**	Fourth Amendment to Comprehensive Beverage Agreement, dated April 30, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 0‑9286).

Number	Description	Incorporation Reference
10.31**	Fifth Amendment to Comprehensive Beverage Agreement, dated August 20, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 0‑9286).
10.32**	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.33	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.34	Second Amendment to Regional Manufacturing Agreement, dated October 2, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.35**	Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.36**	Amendment to Expansion Facilities Discount and Legacy Facilities Credit Letter Agreement, dated June 22, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.37	Legacy Facilities Credit Amount Letter Agreement, dated December 26, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 28, 2017 (File No. 0‑9286).
10.38

Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0‑9286).
10.39	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0‑9286).
10.40	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0‑9286).
10.41

Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca‑Cola Bottling Company and Palmetto Bottling Company.

Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
10.42

Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0‑9286).
10.43	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0‑9286).
10.44

Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.

Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
10.45	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.44 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0‑9286).

Number	Description	Incorporation Reference
10.46	Third Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.44 of this Exhibit Index) dated December 18, 2018.	Filed herewith
10.47

Limited Liability Company Operating Agreement of Coca‑Cola Bottlers’ Sales & Services Company LLC, made as of January 1, 2003, by and between Coca‑Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
10.48

First Amendment to Limited Liability Company Operating Agreement of Coca‑Cola Bottlers’ Sales & Services Company LLC dated as of November 5, 2007, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (File No. 0-9286).
10.49

Second Amendment to Limited Liability Company Operating Agreement of Coca‑Cola Bottlers’ Sales & Services Company LLC dated as of September 15, 2010, by and between Coca‑Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (File No. 0-9286).
10.50

Third Amendment to Limited Liability Company Operating Agreement of Coca‑Cola Bottlers’ Sales & Services Company LLC, dated as of December 16, 2016, by and between Coca‑Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (File No. 0-9286).
10.51*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Amended and Restated Annual Bonus Plan, effective January 1, 2017.	Appendix A to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders (File No. 0‑9286).
10.52*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Amended and Restated Long-Term Performance Plan, effective January 1, 2017.	Appendix B to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders (File No. 0‑9286).
10.53*	Form of Long-Term Performance Plan Bonus Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
10.54*	Performance Unit Award Agreement, dated February 27, 2008.	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0‑9286).
10.55*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0‑9286).
10.56*

Amendment No. 1, dated May 31, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.

Filed herewith
10.57*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Director Deferral Plan, effective January 1, 2005.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.58*	Amendment No. 1, dated December 10, 2013, to Coca-Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, as amended and restated effective January 1, 2005.	Filed herewith
10.59*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Officer Retention Plan, as amended and restated effective January 1, 2007.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0‑9286).
10.60*	Amendment No. 1, effective January 1, 2009, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Officer Retention Plan, as amended and restated effective January 1, 2007.	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0‑9286).
10.61*

Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.

Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0‑9286).

Number	Description	Incorporation Reference
10.62*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.63*

Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0‑9286).
10.64*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0‑9286).
10.65*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Performance Equity Plan, adopted effective as of January 1, 2018.	Appendix A to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders (File No. 0‑9286).
10.66*	Separation Agreement and Release, dated February 14, 2018, by and between the Company and Clifford M. Deal, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2018 (File No. 0‑9286).
10.67*	Consulting and Separation Agreement and Release, dated as of November 12, 2018, by and between the Company and James E. Harris.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018 (File No. 0‑9286).
21	List of Subsidiaries.	Filed herewith
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101

Financial statement from the Annual Report on Form 10-K of Coca-Cola Consolidated, Inc. for the fiscal year ended December 30, 2018, filed on February 27, 2019, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

Filed herewith

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

None.

Schedule II

COCA-COLA CONSOLIDATED, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2018	2017	2016
Balance at beginning of year	$7,606	$4,448	$2,117
Additions charged to costs and expenses	9,964	4,464	2,534
Deductions	8,429	1,306	203
Balance at end of year	$9,141	$7,606	$4,448

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2018	2017	2016
Balance at beginning of year	$4,337	$1,618	$2,307
Adjustment for federal tax legislation(1)	-	2,419	-
Additions charged to costs and expenses	1,562	877	-
Deductions credited to expense	-	577	689
Balance at end of year	$5,899	$4,337	$1,618

(1)	In 2017, the Company increased its valuation allowance as a result of the deductibility of certain deferred compensation based on the current interpretation of the Tax Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: February 27, 2019	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors,	February 27, 2019
	J. Frank Harrison, III	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ F. Scott Anthony	Executive Vice President and Chief Financial Officer	February 27, 2019
	F. Scott Anthony	(Principal Financial Officer)

By:	/s/ William J. Billiard	Senior Vice President and Chief Accounting Officer	February 27, 2019
	William J. Billiard	(Principal Accounting Officer)

By:	/s/ Sharon A. Decker	Director	February 27, 2019
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice President and Director	February 27, 2019
Morgan H. Everett

By:	/s/ Henry W. Flint	Vice Chairman of the Board of Directors	February 27, 2019
	Henry W. Flint	and Director

By:	/s/ James R. Helvey, III	Director	February 27, 2019
James R. Helvey, III

By:	/s/ William H. Jones	Director	February 27, 2019
William H. Jones

By:	/s/ Umesh M. Kasbekar	Vice Chairman of the Board of Directors	February 27, 2019
	Umesh M. Kasbekar	and Director

By:	/s/ David M. Katz	President, Chief Operating Officer	February 27, 2019
	David M. Katz	and Director

By:	/s/ Jennifer K. Mann	Director	February 27, 2019
Jennifer K. Mann

By:	/s/ James H. Morgan	Director	February 27, 2019
James H. Morgan

By:	/s/ John W. Murrey, III	Director	February 27, 2019
John W. Murrey, III

By:	/s/ Sue Anne H. Wells	Director	February 27, 2019
Sue Anne H. Wells

By:	/s/ Dennis A. Wicker	Director	February 27, 2019
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 27, 2019
Richard T. Williams