Form 10-Q
period 2019-03-31
Coca-Cola Consolidated, Inc.
filed 2019-05-08
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 0-9286

COCA‑COLA CONSOLIDATED, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca‑Cola Plaza Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	COKE	The NASDAQ Global Select Market

As of April 28, 2019, there were 7,141,447 shares of the registrant’s Common Stock, $1.00 par value, and 2,232,242 shares of the registrant’s Class B Common Stock, $1.00 par value, outstanding.

COCA‑COLA CONSOLIDATED, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA CONSOLIDATED, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter
(in thousands, except per share data)	2019	2018
Net sales	$1,102,912	$1,064,757
Cost of sales	713,604	707,116
Gross profit	389,308	357,641
Selling, delivery and administrative expenses	369,154	376,638
Income (loss) from operations	20,154	(18,997)
Interest expense, net	12,886	12,046
Other income (expense), net	(15,851)	4,510
Loss before income taxes	(8,583)	(26,533)
Income tax benefit	(3,005)	(12,971)
Net loss	(5,578)	(13,562)
Less: Net income attributable to noncontrolling interest	1,253	623
Net loss attributable to Coca-Cola Consolidated, Inc.	$(6,831)	$(14,185)

Basic net loss per share based on net loss attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(0.73)	$(1.52)
Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$(0.73)	$(1.52)
Weighted average number of Class B Common Stock shares outstanding	2,219	2,199

Diluted net loss per share based on net loss attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(0.73)	$(1.52)
Weighted average number of Common Stock shares outstanding – assuming dilution	9,360	9,340

Class B Common Stock	$(0.73)	$(1.52)
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,219	2,199

Cash dividends per share:
Common Stock	$0.25	$0.25
Class B Common Stock	$0.25	$0.25

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarter
(in thousands)	2019	2018
Net loss	$(5,578)	$(13,562)

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	679	703
Prior service benefits	4	4
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	148	377
Prior service costs	(244)	(348)
Foreign currency translation adjustment	(9)	3
Other comprehensive income, net of tax	578	739

Comprehensive loss	(5,000)	(12,823)
Less: Comprehensive income attributable to noncontrolling interest	1,253	623
Comprehensive loss attributable to Coca-Cola Consolidated, Inc.	$(6,253)	$(13,446)

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	March 31, 2019	December 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$8,497	$13,548
Accounts receivable, trade	425,504	436,890
Allowance for doubtful accounts	(11,143)	(9,141)
Accounts receivable from The Coca-Cola Company	56,445	44,915
Accounts receivable, other	39,454	30,493
Inventories	220,317	210,033
Prepaid expenses and other current assets	69,357	70,680
Total current assets	808,431	797,418
Property, plant and equipment, net	970,499	990,532
Right of use assets - operating leases	84,592	-
Leased property under financing or capital leases, net	22,435	23,720
Other assets	113,537	115,490
Goodwill	165,903	165,903
Distribution agreements, net	894,269	900,383
Customer lists and other identifiable intangible assets, net	16,022	16,482
Total assets	$3,075,688	$3,009,928

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$13,555	$-
Current portion of obligations under financing or capital leases	8,833	8,617
Accounts payable, trade	168,526	152,040
Accounts payable to The Coca-Cola Company	120,778	112,425
Other accrued liabilities	197,755	250,246
Accrued compensation	40,374	72,316
Accrued interest payable	9,320	6,093
Total current liabilities	559,141	601,737
Deferred income taxes	123,920	127,174
Pension and postretirement benefit obligations	85,371	85,682
Other liabilities	620,293	609,135
Noncurrent portion of obligations under operating leases	71,345	-
Noncurrent portion of obligations under financing or capital leases	24,515	26,631
Long-term debt	1,138,500	1,104,403
Total liabilities	2,623,085	2,554,762
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 and 2,841,132 shares issued, respectively	2,860	2,839
Capital in excess of par value	128,983	124,228
Retained earnings	369,985	359,435
Accumulated other comprehensive loss	(96,407)	(77,265)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Consolidated, Inc.	354,371	358,187
Noncontrolling interest	98,232	96,979
Total equity	452,603	455,166
Total liabilities and equity	$3,075,688	$3,009,928

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,578)	$(13,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing or capital leases	39,979	41,572
Fair value adjustment of acquisition related contingent consideration	14,046	(5,186)
Amortization of intangible assets and deferred proceeds, net	5,793	5,648
Deferred income taxes	(3,445)	(15,394)
Stock compensation expense	2,045	752
Loss on sale of property, plant and equipment	1,854	1,952
Amortization of debt costs	385	276
Change in current assets less current liabilities	(57,014)	(99,994)
Change in other noncurrent assets	1,196	2,344
Change in other noncurrent liabilities	5,898	833
Other	437	13
Total adjustments	11,174	(67,184)
Net cash provided by (used in) operating activities	5,596	(80,746)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29,315)	(42,048)
Other distribution agreements	(4,654)	-
Proceeds from the sale of property, plant and equipment	681	2,894
Investment in CONA Services LLC	(486)	(1,070)
Net cash used in investing activities	(33,774)	(40,224)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	131,339	170,000
Proceeds from issuance of senior notes	-	150,000
Payments on revolving credit facility	(82,339)	(197,000)
Payments on term loan facility	(15,000)	-
Payment of acquisition related contingent consideration	(6,237)	(5,882)
Cash dividends paid	(2,339)	(2,333)
Payments on financing or capital lease obligations	(2,114)	(2,053)
Debt issuance fees	(183)	(185)
Net cash provided by financing activities	23,127	112,547

Net decrease in cash	(5,051)	(8,423)
Cash at beginning of period	13,548	16,902
Cash at end of period	$8,497	$8,479

Significant noncash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$5,350	$16,147
Issuance of Class B Common Stock in connection with stock award	4,776	3,831

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income (loss)	-	-	-	(14,185)	-	-	-	(14,185)	623	(13,562)
Other comprehensive income, net of tax	-	-	-	-	739	-	-	739	-	739
Cash dividends paid:
Common Stock ($0.25 per share)	-	-	-	(1,785)	-	-	-	(1,785)	-	(1,785)
Class B Common Stock ($0.25 per share)	-	-	-	(548)	-	-	-	(548)	-	(548)
Issuance of 20,296 shares of Class B Common Stock	-	20	3,811	-	-	-	-	3,831	-	3,831
Balance on April 1, 2018	$10,204	$2,839	$124,228	$372,200	$(93,463)	$(60,845)	$(409)	$354,754	$92,828	$447,582

Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income (loss)	-	-	-	(6,831)	-	-	-	(6,831)	1,253	(5,578)
Other comprehensive income, net of tax	-	-	-	-	578	-	-	578	-	578
Cash dividends paid:
Common Stock ($0.25 per share)	-	-	-	(1,785)	-	-	-	(1,785)	-	(1,785)
Class B Common Stock ($0.25 per share)	-	-	-	(554)	-	-	-	(554)	-	(554)
Issuance of 19,224 shares of Class B Common Stock	-	21	4,755	-	-	-	-	4,776	-	4,776
Reclassification of stranded tax effects	-	-	-	19,720	(19,720)	-	-	-	-	-
Balance on March 31, 2019	$10,204	$2,860	$128,983	$369,985	$(96,407)	$(60,845)	$(409)	$354,371	$98,232	$452,603

See accompanying notes to consolidated condensed financial statements.

COCA‑COLA CONSOLIDATED, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The consolidated condensed financial statements include the accounts of Coca‑Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The consolidated condensed financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of March 31, 2019 and December 30, 2018.
•

The results of operations and comprehensive income for the 13 week periods ended March 31, 2019 (the “first quarter” of fiscal 2019 (“2019”)) and April 1, 2018 (the “first quarter” of fiscal 2018 (“2018”)).

•	The changes in cash flows and equity for the first quarter of 2019 and the first quarter of 2018.

The consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10‑K for 2018 filed with the Securities and Exchange Commission.

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

Significant Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated condensed financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10‑K for 2018 under the caption “Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting policies, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018‑02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This standard is required to be applied either in the period of adoption or retrospectively to each period in which the changes in the U.S. federal corporate income tax rate pursuant to the Tax Act are recognized. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and can be early adopted. The Company adopted ASU 2018‑02 in the first quarter of 2019 and recognized a cumulative effect adjustment to the opening balance of retained earnings in 2019. The cumulative effect adjustment increased retained earnings by $19.7 million.

In February 2016, the FASB issued ASU 2016-02, “Leases,” (the “lease standard”). The lease standard requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company adopted the new accounting standard during the first quarter of 2019 using the optional transition method. See Note 9 to the consolidated condensed financial statements for additional information on the Company’s adoption of the lease standard.

2.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of March 31, 2019, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table and the subsequent descriptions summarize the significant transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2019	2018
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$266,643	$242,468
Customer marketing programs	33,292	34,582
Cold drink equipment parts	6,982	6,141

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$22,712	$20,037
Fountain delivery and equipment repair fees	10,749	9,347
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	999	3,868
Presence marketing funding support on the Company’s behalf	435	481

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

In 2017, The Coca‑Cola Company agreed to provide the Company a fee, which totaled $44.3 million after final adjustments (the “Legacy Facilities Credit”). The Legacy Facilities Credit compensated the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at certain manufacturing facilities owned by Company. The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility divested in 2017 and the remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next twelve months is classified as current.

Coca‑Cola Refreshments USA, Inc.

The Company, The Coca-Cola Company and CCR entered into a comprehensive beverage agreement on March 31, 2017 (as amended, the “CBA”). Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in distribution territories the Company acquired from CCR as part of the System Transformation, excluding territories the Company acquired in an exchange transaction. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands.

Sub-bottling payments to CCR were $6.2 million during the first quarter of 2019 and $5.9 million during the first quarter of 2018. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	March 31, 2019	December 30, 2018
Current portion of acquisition related contingent consideration	$31,338	$32,993
Noncurrent portion of acquisition related contingent consideration	361,669	349,905
Total acquisition related contingent consideration	$393,007	$382,898

Upon the conversion of the Company’s then-existing bottling agreements in 2017 pursuant to the CBA, the Company received a fee from CCR (the “Territory Conversion Fee”). The Territory Conversion Fee, which totaled $91.5 million after final adjustments, was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next twelve months is classified as current.

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the consolidated condensed balance sheets, was $23.5 million as of March 31, 2019 and $23.6 million as of December 30, 2018.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the consolidated condensed balance sheets, was $8.2 million as of both March 31, 2019 and December 30, 2018.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $2.2 million in both the first quarter of 2019 and the first quarter of 2018.

Coca‑Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”)

Along with other Coca‑Cola bottlers in the United States and Canada, the Company is a member of CCBSS, a company formed in 2003 to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system. The Company accounts for CCBSS as an equity method investment and its investment in CCBSS is not material.

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $9.8 million on March 31, 2019 and $10.4 million on December 30, 2018, which were classified as accounts receivable, other in the consolidated condensed balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $0.3 million in the first quarter of 2019 and $0.7 million in the first quarter of 2018, which were classified as SD&A expenses in the consolidated condensed statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the consolidated condensed balance sheets, was $8.5 million as of March 31, 2019 and $8.0 million as of December 30, 2018.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. CONA provides the Company with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with the Company’s direct store delivery and manufacture of products.

In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company is obligated to pay the service fees even if it is not using the CONA System for all or any portion of its distribution and manufacturing operations. The Company incurred CONA service fees of $5.3 million in the first quarter of 2019 and $4.0 million in the first quarter of 2018.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the majority stockholder and Morgan H. Everett, Senior Vice President and a director of the Company, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease agreement is subject to adjustment for increases in the Consumer Price Index and the lease expires on December 31, 2021.

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

A summary of the principal balance outstanding under these related party leases is as follows:

(in thousands)	March 31, 2019	December 30, 2018
Company headquarters	$9,134	$9,851
Snyder Production Center	7,243	8,141

A summary of rental payments related to these leases is as follows:

	First Quarter
(in thousands)	2019	2018
Company headquarters	$1,110	$1,126
Snyder Production Center	1,080	1,049

3.Revenue Recognition

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

Net sales by category were as follows:

	First Quarter
(in thousands)	2019	2018
Bottle/can sales:
Sparkling beverages (carbonated)	$585,973	$560,105
Still beverages (noncarbonated, including energy products)	343,695	320,917
Total bottle/can sales	929,668	881,022

Other sales:
Sales to other Coca-Cola bottlers	81,673	101,734
Post-mix and other	91,571	82,001
Total other sales	173,244	183,735

Total net sales	$1,102,912	$1,064,757

Bottle/can sales represented approximately 84% of the Company’s net sales in the first quarter of 2019 and 83% of the Company’s net sales in the first quarter of 2018. The sparkling beverage category represented approximately 63% and 64% of total bottle/can sales during the first quarter of 2019 and the first quarter of 2018, respectively.

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 96% of the Company’s net sales in the first quarter of 2019 and 97% of the Company’s net sales in the first quarter of 2018. Substantially all the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

Other sales, which include revenue for service fees related to the repair of cold drink equipment and delivery fees for freight hauling and brokerage services, are recognized over time (“over time”). Revenues related to cold drink equipment repair are recognized as the respective services are completed using a cost-to-cost input method. Repair services are generally completed in less than one day but can extend up to one month. Revenues related to freight hauling and brokerage services are recognized as the delivery occurs using a miles driven output method. Generally, delivery occurs and freight charges are recognized in the same day. Over time sales orders open at the end of a financial period are not material to the Company’s consolidated condensed financial statements.

The following table represents a disaggregation of revenue from contracts with customers:

	First Quarter
(in thousands)	2019	2018
Point in time net sales:
Nonalcoholic - point in time	$1,060,271	$1,031,808
Total point in time net sales	$1,060,271	$1,031,808

Over time net sales:
Nonalcoholic - over time	$11,956	$8,614
Other - over time	30,685	24,335
Total over time net sales	$42,641	$32,949

Total net sales	$1,102,912	$1,064,757

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

Allowance payments made to customers can be conditional on the achievement of volume targets and/or marketing commitments. Payments made in advance are recorded as prepayments and amortized in the consolidated condensed statements of operations over the relevant period for which the customer commitment is made. In the event there is no separate identifiable benefit or the fair value of such benefit cannot be established, the amortization of the prepayment is included as a reduction to net sales.

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within selling, delivery and administrative (“SD&A”) expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Management believes the effect on previously reported financial statements is not material. In addition, management believes the revised presentation provides consistency with other companies that operate in the beverage industry. Net sales and SD&A expenses were revised by $7.3 million in the first quarter of 2018. The revision had no impact to net loss or net loss per share.

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns, which was classified as allowance for doubtful accounts in the consolidated condensed balance sheets, was $3.6 million as of March 31, 2019 and $2.3 million as of December 30, 2018. Returned product is recognized as a reduction of net sales.

4.Segments

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

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2019	2018
Net sales:
Nonalcoholic Beverages(1)	$1,072,227	$1,040,422
All Other	87,915	86,599
Eliminations(2)	(57,230)	(62,264)
Consolidated net sales	$1,102,912	$1,064,757

Income (loss) from operations:
Nonalcoholic Beverages	$14,641	$(22,745)
All Other	5,513	3,748
Consolidated income (loss) from operations	$20,154	$(18,997)

Depreciation and amortization:
Nonalcoholic Beverages	$43,351	$44,825
All Other	2,421	2,395
Consolidated depreciation and amortization	$45,772	$47,220

(1)

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Net sales and SD&A expenses were revised by $7.3 million in the first quarter of 2018. See Note 3 to the consolidated condensed financial statements for additional information.

(2)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.Net Loss Per Share

The following table sets forth the computation of basic net loss per share and diluted net loss per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2019	2018
Numerator for basic and diluted net loss per Common Stock and Class B Common Stock share:
Net loss attributable to Coca-Cola Consolidated, Inc.	$(6,831)	$(14,185)
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	554	548
Total undistributed losses	$(9,170)	$(16,518)

Common Stock undistributed losses – basic	$(6,996)	$(12,629)
Class B Common Stock undistributed losses – basic	(2,174)	(3,889)
Total undistributed losses – basic	$(9,170)	$(16,518)

Common Stock undistributed losses – diluted	$(6,996)	$(12,629)
Class B Common Stock undistributed losses – diluted	(2,174)	(3,889)
Total undistributed losses – diluted	$(9,170)	$(16,518)

Numerator for basic net loss per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed losses – basic	(6,996)	(12,629)
Numerator for basic net loss per Common Stock share	$(5,211)	$(10,844)

	First Quarter
(in thousands, except per share data)	2019	2018
Numerator for basic net loss per Class B Common Stock share:
Dividends on Class B Common Stock	$554	$548
Class B Common Stock undistributed losses – basic	(2,174)	(3,889)
Numerator for basic net loss per Class B Common Stock share	$(1,620)	$(3,341)

Numerator for diluted net loss per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	554	548
Common Stock undistributed losses – diluted	(9,170)	(16,518)
Numerator for diluted net loss per Common Stock share	$(6,831)	$(14,185)

Numerator for diluted net loss per Class B Common Stock share:
Dividends on Class B Common Stock	$554	$548
Class B Common Stock undistributed losses – diluted	(2,174)	(3,889)
Numerator for diluted net loss per Class B Common Stock share	$(1,620)	$(3,341)

Denominator for basic net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,219	2,199

Denominator for diluted net loss per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,360	9,340
Class B Common Stock weighted average shares outstanding – diluted	2,219	2,199

Basic net loss per share:
Common Stock	$(0.73)	$(1.52)
Class B Common Stock	$(0.73)	$(1.52)

Diluted net loss per share:
Common Stock	$(0.73)	$(1.52)
Class B Common Stock	$(0.73)	$(1.52)

NOTES TO TABLE

(1)

For purposes of the diluted net loss per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed losses is allocated to Common Stock.

(2)

For purposes of the diluted net loss per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)

For periods presented during which the Company has net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock included the dilutive effect of shares relative to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement. For periods presented during which the Company has net loss, the unvested performance units granted pursuant to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement are excluded from the calculation of diluted net loss per share, as the effect of these awards would be anti-dilutive. See Note 21 to the consolidated condensed financial statements for additional information on the Long-Term Performance Equity Plan and the Performance Unit Award Agreement.

(4)	The Company does not have anti-dilutive shares.

6.Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2019	December 30, 2018
Finished products	$145,240	$135,561
Manufacturing materials	37,049	39,840
Plastic shells, plastic pallets and other inventories	38,028	34,632
Total inventories	$220,317	$210,033

7.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2019	December 30, 2018
Repair parts	$25,395	$26,846
Prepayments for sponsorship contracts	7,042	7,557
Prepaid software	6,015	6,553
Prepaid marketing	5,867	6,097
Current portion of income taxes	5,315	6,637
Other prepaid expenses and other current assets	19,723	16,990
Total prepaid expenses and other current assets	$69,357	$70,680

8.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	March 31, 2019	December 30, 2018	Estimated Useful Lives
Land	$77,949	$78,242
Buildings	218,075	218,846	8-50 years
Machinery and equipment	327,547	328,034	5-20 years
Transportation equipment	373,980	372,895	4-20 years
Furniture and fixtures	90,277	89,439	3-10 years
Cold drink dispensing equipment	495,013	491,161	5-17 years
Leasehold and land improvements	132,704	132,837	5-20 years
Software for internal use	122,603	122,604	3-10 years
Construction in progress	19,973	15,142
Total property, plant and equipment, at cost	1,858,121	1,849,200
Less: Accumulated depreciation and amortization	887,622	858,668
Property, plant and equipment, net	$970,499	$990,532

9.Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements and also leases certain warehouse space under financing lease agreements. The Company adopted the lease standard using the optional transition method on December 31, 2018, the transition date. The Company has elected to adopt the following practical expedients as accounting policy upon initial adoption of the lease standard:

•	Short-term lease exception: Allows the Company to not recognize leases with a contractual term of less than 12 months on the balance sheet.
•

Election to not separate non-lease components: Allows the Company to not separate lease and non-lease components and to account for both components as a single component, recognized on the balance sheet.

•

Package of practical expedients for transition: Allows the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) any initial direct costs for any existing leases as of the transition date.

•

Additional transition method/relief: Allows the Company to apply the transition requirements in the lease standard as of the transition date, with any impact of initially applying the lease standard recognized as a cumulative effect adjustment to retained earnings in the period of adoption. This also requires the Company to maintain previous disclosure requirements for comparative periods.

Upon adoption of the lease standard on December 31, 2018, the Company recorded right of use assets for operating leases of $88.0 million and associated lease liabilities of $88.2 million. The adoption of the lease standard did not change previously reported consolidated condensed statements of operations, did not result in a cumulative effect adjustment to retained earnings in the period of adoption and did not impact cash flows.

The Company has used the following policies and assumptions in evaluating its population of leases:

•

Determining a lease: The Company assesses contracts at inception to determine whether an arrangement is or includes a lease, which conveys the Company’s right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right of use assets and associated liabilities are recognized at the commencement date and initially measured based on the present value of lease payments over the defined lease term.

•

Allocating lease and non-lease components: The Company has elected the practical expedient to not separate lease and non-lease components for certain classes of underlying assets. The Company has equipment and vehicle lease agreements, which generally have the lease and associated non-lease components accounted for as a single lease component. The Company has real estate lease agreements with lease and non-lease components, which are generally accounted for separately where applicable.

•

Discount rate: The Company calculates the discount rate based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company calculates an incremental borrowing rate using a portfolio approach. The incremental borrowing rate is calculated using the contractual lease term and the Company's borrowing rate.

•

Lease term: The Company does not recognize leases with a contractual term of less than 12 months on the balance sheet. Lease expense for these short-term leases is expensed on a straight-line basis over the lease term.

•

Rent increases or escalation clauses: Certain leases contain scheduled rent increases or escalation clauses, which can be based on the Consumer Price Index or other rates. The Company assesses each contract individually and applies the appropriate variable payments based on the terms of the agreement.

•

Renewal options and/or purchase options: Certain leases include renewal options to extend the lease term and/or purchase options to purchase the leased asset. The Company assesses these options using a threshold of reasonably certain, which is a high threshold and, therefore, the majority of the Company’s leases do not include renewal periods or purchase options for the measurement of the right of use asset and the associated lease liability. For leases the Company is reasonably certain to renew or purchase, those options are included within the lease term and, therefore, included in the measurement of the right of use asset and the associated lease liability.

•

Option to terminate: Certain leases include the option to terminate the lease prior to its scheduled expiration. This allows a contractually bound party to terminate its obligation under the lease contract, typically in return for an agreed upon financial consideration. The terms and conditions of the termination options vary by contract.

•	Residual value guarantees, restrictions or covenants: The Company’s lease agreements do not contain residual value guarantees, restrictions or covenants.

Following is a summary of the weighted average remaining lease term and weighted average discount rate for the Company’s population of leases as of March 31, 2019:

March 31, 2019
Weighted average remaining lease term:
Operating leases	7.6 years
Financing leases	5.1 years
Weighted average discount rate:
Operating leases	3.9%
Financing leases	5.8%

As of March 31, 2019, the Company had additional operating leases, primarily for real estate and transportation equipment, that have not yet commenced. These operating leases are expected to commence in the remainder of 2019 and have lease terms of 3 to 16 years. The lease liability associated with these future leases is expected to be $23.4 million.

Following is a summary of balances related to the Company’s lease portfolio within the Company’s consolidated condensed statement of operations for the first quarter of 2019:

(in thousands)	First Quarter 2019
Cost of sales impact:
Operating leases costs	$1,341
Short-term and variable leases	2,262
Depreciation expense from financing leases(1)	353
Total cost of sales impact	$3,956

Selling, delivery and administrative expenses impact:
Operating leases costs	$2,896
Short-term and variable leases	1,059
Depreciation expense from financing leases(1)	1,139
Total selling, delivery and administrative expenses impact	$5,094

Interest expense, net impact:
Interest payments on financing lease obligations(2)	$702
Total interest expense, net impact	$702

Total lease cost	$9,752

(1)	During the first quarter of 2018, the Company had depreciation expense from capital leases of $0.4 million and $1.1 million in cost of sales and SD&A expenses, respectively.
(2)	During the first quarter of 2018, the Company had interest payments on capital lease obligations of $0.9 million.

The future minimum lease payments related to the Company’s lease portfolio include renewal options the Company has determined to be reasonably assured and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of March 31, 2019:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2019	$12,426	$7,830	$20,256
2020	16,444	10,611	27,055
2021	14,251	6,215	20,466
2022	11,636	2,694	14,330
2023	10,050	2,750	12,800
Thereafter	34,245	8,214	42,459
Total minimum lease payments including interest	$99,052	$38,314	$137,366
Less: Amounts representing interest	14,152	4,966	19,118
Present value of minimum lease principal payments	84,900	33,348	118,248
Less: Current portion of lease liabilities - operating and financing leases	13,555	8,833	22,388
Noncurrent portion of lease liabilities - operating and financing leases	$71,345	$24,515	$95,860

Following is a summary of future minimum lease payments for all noncancelable operating leases and capital leases as of December 30, 2018:

(in thousands)	Operating Leases	Capital Leases	Total
2019	$14,146	$10,434	$24,580
2020	13,526	10,613	24,139
2021	12,568	6,218	18,786
2022	11,161	2,697	13,858
2023	10,055	2,753	12,808
Thereafter	33,805	8,106	41,911
Total minimum lease payments including interest	$95,261	$40,821	$136,082
Less: Amounts representing interest		5,573
Present value of minimum lease principal payments		35,248
Less: Current portion of lease liabilities - capital leases		8,617
Noncurrent portion of lease liabilities - capital leases		$26,631

Following is a summary of balances related to the Company’s lease portfolio within the Company’s consolidated condensed statements of cash flows for the first quarter of 2019:

(in thousands)	First Quarter 2019
Cash flows from operating activities impact:
Operating leases	$4,136
Interest payments on financing lease obligations(1)	702
Total cash flows from operating activities impact	$4,838

Cash flows from financing activities:
Principal payments on financing lease obligations(1)	$2,114
Total cash flows from financing activities impact	$2,114

(1)	During the first quarter of 2018, the Company had principal payments on capital lease obligations of $2.1 million and interest payments on capital lease obligations of $0.9 million.

10.Goodwill

A reconciliation of the activity for goodwill for the first quarter of 2019 and the first quarter of 2018 is as follows:

	First Quarter
(in thousands)	2019	2018
Beginning balance - goodwill	$165,903	$169,316
Measurement period adjustments(1)	-	946
Ending balance - goodwill	$165,903	$170,262

(1)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for distribution territories acquired or exchanged by the Company in April 2017 and October 2017 as part of the System Transformation. All final post-closing adjustments for these transactions were completed during 2018.

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter of each fiscal year. During the first quarter of 2019, the Company did not experience any triggering events or changes in circumstances indicating the carrying amounts of the Company’s goodwill exceeded fair values.

11.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	March 31, 2019	December 30, 2018
Distribution agreements at cost	$950,549	$950,559
Less: Accumulated amortization	(56,280)	(50,176)
Distribution agreements, net	$894,269	$900,383

A reconciliation of the activity for distribution agreements, net for the first quarter of 2019 and the first quarter of 2018 is as follows:

	First Quarter
(in thousands)	2019	2018
Beginning balance - distribution agreements, net	$900,383	$913,352
Other distribution agreements	(10)	-
Additional accumulated amortization	(6,104)	(5,952)
Ending balance - distribution agreements, net	$894,269	$907,400

12.Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight-line basis and have an estimated useful life of 5 to 12 years, consisted of the following:

(in thousands)	March 31, 2019	December 30, 2018
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	(9,266)	(8,806)
Customer lists and other identifiable intangible assets, net	$16,022	$16,482

A reconciliation of the activity for customer lists and other identifiable intangible assets, net for the first quarter of 2019 and the first quarter of 2018 is as follows:

	First Quarter
(in thousands)	2019	2018
Beginning balance - customer lists and other identifiable intangible assets, net	$16,482	$18,320
Additional accumulated amortization	(460)	(459)
Ending balance - customer lists and other identifiable intangible assets, net	$16,022	$17,861

13.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2019	December 30, 2018
Accrued insurance costs	$40,387	$37,916
Checks and transfers yet to be presented for payment from zero balance cash accounts	37,935	72,701
Current portion of acquisition related contingent consideration	31,338	32,993
Employee and retiree benefit plan accruals	24,903	29,300
Accrued marketing costs	25,633	31,475
Accrued taxes (other than income taxes)	8,935	4,577
Commodity hedges at fair market value	3,950	10,305
Current deferred proceeds from Territory Conversion Fee	2,286	2,286
All other accrued expenses	22,388	28,693
Total other accrued liabilities	$197,755	$250,246

14.Derivative Financial Instruments

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

		First Quarter
(in thousands)	Classification of Gain (Loss)	2019	2018
Commodity hedges	Cost of sales	$3,905	$(2,765)
Commodity hedges	Selling, delivery and administrative expenses	2,715	(202)
Total gain (loss)		$6,620	$(2,967)

The following table summarizes the fair values and classification in the consolidated condensed balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	March 31, 2019	December 30, 2018
Assets:
Commodity hedges at fair market value	Other assets	$265	$-
Total assets		$265	$-

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$3,950	$10,305
Total liabilities		$3,950	$10,305

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

(in thousands)	March 31, 2019	December 30, 2018
Gross derivative assets	$25,958	$28,305
Gross derivative liabilities	29,643	38,610

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	March 31, 2019	December 30, 2018
Notional amount of outstanding commodity derivative agreements	$152,044	$168,388
Latest maturity date of outstanding commodity derivative agreements	December 2020	December 2019

15.Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

Nonpublic variable rate debt	Level 2	The carrying amounts of the Company’s nonpublic variable rate debt approximate their fair values due to variable interest rates with short reset periods.
Nonpublic fixed rate debt	Level 2	The fair values of the Company’s nonpublic fixed rate debt are based on estimated current market prices.
Public debt securities	Level 2	The fair values of the Company’s public debt securities are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	March 31, 2019
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$36,755	$36,755	$36,755	$-	$-
Commodity hedging agreements	265	265	-	265	-
Liabilities:
Deferred compensation plan liabilities	36,755	36,755	36,755	-	-
Commodity hedging agreements	3,950	3,950	-	3,950	-
Nonpublic variable rate debt	406,119	406,500	-	406,500	-
Nonpublic fixed rate debt	274,701	265,200	-	265,200	-
Public debt securities	457,680	464,700	-	464,700	-
Acquisition related contingent consideration	393,007	393,007	-	-	393,007

	December 30, 2018
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,160	$33,160	$33,160	$-	$-
Liabilities:
Deferred compensation plan liabilities	33,160	33,160	33,160	-	-
Commodity hedging agreements	10,305	10,305	-	10,305	-
Nonpublic variable rate debt	372,074	372,500	-	372,500	-
Nonpublic fixed rate debt	274,717	261,200	-	261,200	-
Public debt securities	457,612	455,400	-	455,400	-
Acquisition related contingent consideration	382,898	382,898	-	-	382,898

The acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC.

The future expected sub-bottling payments extend through the life of the applicable distribution assets acquired in each System Transformation transaction, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2019	2018
Beginning balance - Level 3 liability	$382,898	$381,291
Measurement period adjustment(1)	-	(1,059)
Payment of acquisition related contingent consideration	(6,237)	(5,882)
Reclassification to current payables	2,300	(360)
(Favorable)/unfavorable fair value adjustment	14,046	(5,186)
Ending balance - Level 3 liability	$393,007	$368,804

(1)

Measurement period adjustment relates to post-closing adjustments made in accordance with the terms and conditions of the asset purchase agreement for the distribution territories acquired by the Company in April 2017 as part of the System Transformation. All final post-closing adjustments for these transactions were completed during 2018.

The fair value adjustments to the acquisition related contingent consideration liability during the first quarter of 2019 and the first quarter of 2018 were primarily driven by changes in the risk-free interest rate. These adjustments were recorded in other income (expense), net in the consolidated condensed statements of operations.

The anticipated amount the Company could pay annually under acquisition related contingent consideration arrangements is expected to be in the range of $25 million to $48 million.

16.Income Taxes

The Company’s effective income tax rate, as calculated by dividing income tax benefit by loss before income taxes, was 35.0% for the first quarter of 2019 and 48.9% for the first quarter of 2018. The decrease in the effective tax rate was primarily driven by improved financial results.

The Company’s effective income tax rate, as calculated by dividing income tax benefit by loss before income taxes minus net income attributable to noncontrolling interest, was 30.6% for the first quarter of 2019 and 47.8% for the first quarter of 2018.

The Company had uncertain tax positions, including accrued interest, of $3.2 million on March 31, 2019 and $3.1 million on December 30, 2018, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated condensed financial statements.

Prior tax years beginning in year 2002 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions.

17.Pension and Postretirement Benefit Obligations

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

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2019	2018
Service cost	$1,207	$1,412
Interest cost	3,063	2,856
Expected return on plan assets	(2,574)	(3,852)
Recognized net actuarial loss	901	933
Amortization of prior service cost	5	6
Net periodic pension cost	$2,602	$1,355

The Company did not make any contributions to the two Company sponsored pension plans during the first quarter of 2019. Contributions to the two Company-sponsored pension plans are expected to be in the range of $1 million to $2 million for the remainder of 2019.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during covered employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2019	2018
Service cost	$389	$502
Interest cost	693	696
Recognized net actuarial loss	196	499
Amortization of prior service cost	(324)	(462)
Net periodic postretirement benefit cost	$954	$1,235

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

18.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	March 31, 2019	December 30, 2018
Noncurrent portion of acquisition related contingent consideration	$361,669	$349,905
Accruals for executive benefit plans	131,266	126,103
Noncurrent deferred proceeds from Territory Conversion Fee	84,592	85,163
Noncurrent deferred proceeds from Legacy Facilities Credit	30,169	30,369
Other	12,597	17,595
Total other liabilities	$620,293	$609,135

19.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public or Nonpublic	March 31, 2019	December 30, 2018
Senior notes(1)	4/15/2019	7.00%	Semi-annually	Public	$110,000	$110,000
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	277,500	292,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	129,000	80,000
Senior notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior notes(3)	4/15/2019				(11)	(78)
Unamortized discount on senior notes(3)	11/25/2025				(59)	(61)
Debt issuance costs					(2,930)	(2,958)
Total debt					1,138,500	1,104,403
Less: Current portion of debt					-	-
Long-term debt					$1,138,500	$1,104,403

(1)

The senior notes due in 2019 were refinanced on April 10, 2019 using proceeds from the issuance of the senior notes due in 2026 (as discussed below). The Company intends to refinance the term loan facility, which has principal payments that will be due in the next twelve months, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as noncurrent.

(2)

The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.

(3)	The senior notes due in 2019 were issued at 98.238% of par and the senior notes due in 2025 were issued at 99.975% of par.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

Subsequent to the end of the first quarter of 2019, on April 10, 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates pursuant to a Note

Purchase and Private Shelf Agreement dated January 23, 2019 between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears on each January 10, April 10, July 10 and October 10, commencing on July 10, 2019, and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt were issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of March 31, 2019. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 6.8 million cases and 7.2 million cases of finished product from SAC in the first quarter of 2019 and the first quarter of 2018, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2019	2018
Purchases from Southeastern	$34,326	$29,169
Purchases from SAC	37,446	38,076
Total purchases from manufacturing cooperatives	$71,772	$67,245

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2021. The amounts guaranteed were $23.9 million on both March 31, 2019 and December 30, 2018. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s consolidated condensed financial statements. The Company monitors its investments in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC was identified as of March 31, 2019, and there was no impairment identified in 2018.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million as of both March 31, 2019 and December 30, 2018.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of March 31, 2019, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $171.9 million.

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

21.Capital Transactions

During the first quarter of 2019, J. Frank Harrison, III was eligible to receive shares of the Company’s Class B Common Stock in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during 2018, pursuant to a ten-year performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in the first quarter of 2019.

During the first quarter of each year presented, the Compensation Committee of the Company’s Board of Directors (the “Committee”) determined whether any shares of the Company’s Class B Common Stock should be issued to J. Frank Harrison, III pursuant to the Performance Unit Award Agreement in connection with his services for the prior year. As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash each year to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards issued in 2019 and 2018 is as follows:

	Fiscal Year
	2019	2018
Date of approval for award	March 5, 2019	March 6, 2018
Fiscal year of service covered by award	2018	2017
Shares settled in cash to satisfy tax withholding obligations	15,476	16,504
Increase in Class B Common Stock shares outstanding	19,224	20,296
Total Class B Common Stock awarded	34,700	36,800

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized on the closing share price of the last trading day prior to the end of each fiscal period, was $2.0 million in the first quarter of 2019 and $0.8 million in the first quarter of 2018.

In 2018, the Committee and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”), which will compensate J. Frank Harrison, III based on the Company’s performance. The Long-Term Performance Equity Plan succeeded the Performance Unit Award Agreement upon its expiration. Awards granted under the Long-Term Performance Equity Plan will be earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Committee. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last twenty trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in SD&A expenses on the consolidated condensed statements of operations, was $3.8 million in the first quarter of 2019.

22.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for the first quarter of 2019 and the first quarter of 2018 is as follows:

(in thousands)	December 30, 2018	Pre-tax Activity	Tax Effect	March 31, 2019
Reclassification of stranded tax effects	$-	$-	$(19,720)	$(19,720)
Net pension activity:
Actuarial loss	(72,690)	901	(222)	(72,011)
Prior service costs	(24)	5	(1)	(20)
Net postretirement benefits activity:
Actuarial loss	(4,902)	196	(48)	(4,754)
Prior service costs	351	(324)	80	107
Foreign currency translation adjustment	-	(10)	1	(9)
Total AOCI(L)	$(77,265)	$768	$(19,910)	$(96,407)

(in thousands)	December 31, 2017	Pre-tax Activity	Tax Effect	April 1, 2018
Net pension activity:
Actuarial loss	$(78,618)	$933	$(230)	$(77,915)
Prior service costs	(43)	6	(2)	(39)
Net postretirement benefits activity:
Actuarial loss	(17,299)	499	(122)	(16,922)
Prior service costs	1,744	(462)	114	1,396
Foreign currency translation adjustment	14	4	(1)	17
Total AOCI(L)	$(94,202)	$980	$(241)	$(93,463)

A summary of the impact of AOCI(L) on certain statements of operations line items is as follows:

	First Quarter 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$263	$(67)	$-	$196
Selling, delivery and administrative expenses	643	(61)	(10)	572
Subtotal pre-tax	906	(128)	(10)	768
Income tax expense	223	(32)	(1)	190
Total after tax effect	$683	$(96)	$(9)	$578

	First Quarter 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$216	$6	$-	$222
Selling, delivery and administrative expenses	723	31	4	758
Subtotal pre-tax	939	37	4	980
Income tax expense	232	8	1	241
Total after tax effect	$707	$29	$3	$739

23.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
(in thousands)	2019	2018
Accounts receivable, trade, net	$13,388	$(24,039)
Accounts receivable from The Coca-Cola Company	(11,530)	(3,647)
Accounts receivable, other	(8,961)	16,118
Inventories	(10,284)	(23,545)
Prepaid expenses and other current assets	562	(7,854)
Accounts payable, trade	24,812	1,274
Accounts payable to The Coca-Cola Company	13,017	10,682
Other accrued liabilities	(52,034)	(37,672)
Accrued compensation	(29,211)	(35,734)
Accrued interest payable	3,227	4,423
Change in current assets less current liabilities	$(57,014)	$(99,994)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we” or “our”), should be read in conjunction with the consolidated condensed financial statements of the Company and the accompanying notes to the consolidated condensed financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The consolidated condensed financial statements presented are:

•	The financial position as of March 31, 2019 and December 30, 2018.
•

The results of operations and comprehensive income for the 13 week periods ended March 31, 2019 (the “first quarter” of fiscal 2019 (“2019”)) and April 1, 2018 (the “first quarter” of fiscal 2018 (“2018”)).

•	The changes in cash flows and equity for the first quarter of 2019 and the first quarter of 2018.

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

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 86% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God, to serve others, to pursue excellence and to grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

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

Net sales by product category were as follows:

	First Quarter
(in thousands)	2019	2018
Bottle/can sales:
Sparkling beverages (carbonated)	$585,973	$560,105
Still beverages (noncarbonated, including energy products)	343,695	320,917
Total bottle/can sales	929,668	881,022

Other sales:
Sales to other Coca-Cola bottlers	81,673	101,734
Post-mix and other	91,571	82,001
Total other sales	173,244	183,735

Total net sales	$1,102,912	$1,064,757

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

Executive Summary

Revenue grew 3.6% in the first quarter of 2019 compared to the first quarter of 2018, driven by increases in the selling prices of our products. Volume for the quarter was flat to prior year as growth of still beverages sales offset declines of sparkling products sales. Bottle/can sales of sparkling beverages increased 4.6% in the first quarter of 2019 versus the prior year period, driven by increased selling prices and the introduction of new products into our portfolio, including Orange Vanilla Coke. Sales of still beverages grew 7.1% in the quarter compared to the prior year period, driven primarily by growth in our Sports Drinks and Energy categories. The first quarter of 2019 was our first full quarter of distribution of BodyArmor products, which helped to fuel our overall net sales growth.

Gross margin increased 170 basis points in the first quarter of 2019 to 35.3%, as compared to the first quarter of 2018. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section below, gross margin increased 100 basis points over the prior year period. This improvement is primarily the result of pricing actions taken in the second half of 2018 to overcome significantly higher input costs. While input costs remain at elevated levels, overall commodity prices have been more stable during the first quarter of 2019, contributing to our first quarter margin improvement. In addition, our actions to optimize our supply chain and reduce our sourcing costs resulted in reduced transportation costs during the quarter compared to the first quarter of 2018.

Selling, delivery and administrative (“SD&A”) expenses in the first quarter of 2019 decreased $7.4 million, or 2.0%, as compared to the first quarter of 2018. Our SD&A as a percent of sales improved 190 basis points in the first quarter of 2019 versus the first quarter of 2018 (33.5% versus 35.4%, respectively) largely driven by a decrease in costs from our system transformation initiative. Our first quarter of 2019 results included $4.7 million of system transformation expenses relating to our information technology system conversion, an improvement of $7.5 million versus the first quarter of 2018. We expect our system conversion to be completed by the end of the second quarter of 2019. In addition, our first quarter 2019 expenses reflect the benefit of the operating structure changes we completed in 2018. While we are pleased with the progress we have made in SD&A expenses, we continue to look for opportunities to drive scale advantages and leverage our business model.

Income from operations was $20.2 million in the first quarter of 2019, an increase of $39.2 million from the first quarter of 2018. Adjusted income from operations was $20.7 million in the first quarter of 2019, up from an adjusted operating loss of $3.6 million in the first quarter of 2018. Operating results in the first half of 2019, as compared to the first half of 2018, benefit from results in 2018 that were negatively impacted by high commodity and transportation costs.

Capital spending for the first quarter of 2019 was $29.3 million. We continue to anticipate capital spending in fiscal 2019 will be in the range of $150 million to $180 million as we remain focused on making prudent, long-term investments to support the growth of the Company. Cash flows provided by operations for the first quarter of 2019 were $5.6 million, compared to cash flows used in operations of $80.7 million in the first quarter of 2018. Improved cash generation is a key focus area for 2019 as we work to improve our profitability, reduce our financial leverage and further strengthen our balance sheet.

Areas of Emphasis

Key priorities for the Company include acquisition synergies and cost optimization, revenue management, free cash flow generation and debt repayment, distribution network optimization and cost management.

Acquisition Synergies and Cost Optimization: In October 2017, the Company completed a series of distribution territory and regional manufacturing facility acquisitions and exchanges with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc., a wholly-

owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc., an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). As the Company continues to integrate these acquired territories and facilities into its operations, the Company remains focused on synergy and cost optimization opportunities across its business, including opportunities across its manufacturing network, distribution network and back office functions. The Company anticipates identifying, investing against and executing these synergy and cost optimization opportunities will be a key driver of its results of operations.

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

Free Cash Flow Generation and Debt Repayment:  Upon completion of the System Transformation transactions in October 2017, the Company’s debt balance exceeded $1.1 billion. Generating free cash flow and reducing its debt balance will continue to be a key focus for the Company. The Company has several initiatives in place to optimize free cash flow, improve profitability and prudently manage its capital expenditures in order to generate strong free cash flow and reduce its financial leverage.

Distribution Network Optimization and Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $148.9 million in the first quarter of 2019 and $147.0 million in the first quarter of 2018. Management of these costs will continue to be a key area of emphasis for the Company. The Company believes that optimizing its expanded distribution footprint will be a key area of focus in the short-term in order to manage this significant cost to its business.

Results of Operations

First Quarter Results

Our results of operations for the first quarter of 2019 and the first quarter of 2018 are highlighted in the table below and discussed in the following paragraphs:

	First Quarter
(in thousands)	2019	2018	Change
Net sales	$1,102,912	$1,064,757	$38,155
Cost of sales	713,604	707,116	6,488
Gross profit	389,308	357,641	31,667
Selling, delivery and administrative expenses	369,154	376,638	(7,484)
Income (loss) from operations	20,154	(18,997)	39,151
Interest expense, net	12,886	12,046	840
Other income (expense), net	(15,851)	4,510	(20,361)
Loss before income taxes	(8,583)	(26,533)	17,950
Income tax benefit	(3,005)	(12,971)	9,966
Net loss	(5,578)	(13,562)	7,984
Less: Net income attributable to noncontrolling interest	1,253	623	630
Net loss attributable to Coca-Cola Consolidated, Inc.	$(6,831)	$(14,185)	$7,354
Other comprehensive income, net of tax	578	739	(161)
Comprehensive loss attributable to Coca-Cola Consolidated, Inc.	$(6,253)	$(13,446)	$7,193

Items Impacting Operations and Financial Condition

The following items affect the comparability of the financial results:

First Quarter 2019

•	$14.0 million recorded in other income (expense), net as a result of an unfavorable fair value adjustment to the Company’s contingent consideration liability;
•	$6.6 million pre-tax favorable mark-to-market adjustments related to the Company’s commodity hedging program; and
•	$4.7 million of expenses related to the System Transformation transactions, the majority of which were information technology related costs.

First Quarter 2018

•	$12.5 million of expenses related to the System Transformation transactions, the majority of which were information technology related costs;
•	$5.2 million recorded in other income (expense), net as a result of a favorable fair value adjustment to the Company’s contingent consideration liability; and
•	$3.0 million pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program.

Net Sales

Net sales increased $38.2 million, or 3.6%, to $1.10 billion in the first quarter of 2019, as compared to $1.06 billion in the first quarter of 2018. The increase in net sales was primarily attributable to the following (in millions):

First Quarter 2019	Attributable to:
$46.1

Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences

(20.0)	Decrease in sales volume to other Coca-Cola bottlers
5.7	Increase in net sales related to increased volume
6.4	Other
$38.2	Total increase in net sales

The Company’s bottle/can sales to retail customers accounted for approximately 84% of the Company’s total net sales in the first quarter of 2019, as compared to approximately 83% in the first quarter of 2018. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets.

Product category sales volume of physical cases in the first quarter of 2019 and the first quarter of 2018 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can
	First Quarter		Sales Volume
Product Category	2019	2018	Increase / (Decrease)
Sparkling beverages	71.3%	72.0%	(0.8%)
Still beverages (including energy products)	28.7%	28.0%	2.8%
Total bottle/can sales volume	100.0%	100.0%	0.2%

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2019	2018
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	19%
The Kroger Company	12%	12%
Total approximate percent of the Company’s total bottle/can sales volume	32%	31%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	9%	8%
Total approximate percent of the Company’s total net sales	23%	22%

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs, and (iv) manufacturing costs, including labor, overhead, warehouse costs. In addition, cost of sales includes shipping and handling costs related to the movement of finished goods from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $6.5 million, or 0.9%, to $713.6 million in the first quarter of 2019, as compared to $707.1 million in the first quarter of 2018. The increase in cost of sales was primarily attributable to the following (in millions):

First Quarter 2019	Attributable to:
$27.2

Increase in cost of sales primarily related to, in order of magnitude, the change in product mix to meet consumer preferences, an increase in commodity and raw materials costs and an increase in concentrate costs, partially offset by reduction in transportation and sourcing costs

(20.7)	Decrease in sales volume to other Coca-Cola bottlers
$6.5	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $31.3 million in the first quarter of 2019, as compared to $30.4 million in the first quarter of 2018.

The Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in SD&A expenses, as described below.

Selling, Delivery and Administrative Expenses

SD&A expenses include the following: sales management labor costs, distribution costs resulting from transporting finished products from distribution centers to customer locations, distribution center overhead including depreciation expense, distribution center warehousing costs, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangibles and administrative support labor and operating costs.

SD&A expenses decreased by $7.4 million, or 2.0%, to $369.2 million in the first quarter of 2019, as compared to $376.6 million in the first quarter of 2018. SD&A expenses as a percentage of net sales increased to 33.5% in the first quarter of 2019 from 35.4% in the first quarter of 2018. The decrease in SD&A expenses was primarily attributable to the following (in millions):

First Quarter 2019	Attributable to:
$(7.5)	Decrease in System Transformation transactions expenses
3.0

Increase in employee benefit costs including bonuses and incentives primarily related to improved financial results, partially offset by a decrease in employee salaries primarily as a result of workforce optimization completed in the second and fourth quarters of 2018

(2.9)	Other individually immaterial expense decreases
$(7.4)	Total decrease in SD&A expenses

The Company has three primary delivery systems: (i) bulk delivery for large supermarkets, mass merchandisers and club stores, (ii) advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premise accounts and (iii) full-service delivery for its full-service vending customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $148.9 million in the first quarter of 2019 and $147.0 million in the first quarter of 2018.

In the first quarter of 2019, the Company incurred $4.7 million of System Transformation transactions expenses, which primarily included information technology systems conversions. The Company anticipates additional expenses related to the conversion of its information technology systems, which it expects to complete in the second quarter of 2019, will be in the range of $2 million to $3 million.

Interest Expense, Net

Interest expense, net, increased $0.9 million to $12.9 million in the first quarter of 2019, as compared to $12.0 million in the first quarter of 2018. The increase was primarily a result of increases in short-term interest rates, partially offset by lower average debt balances in the first quarter of 2019, as compared to the first quarter of 2018.

Other Income (Expense), Net

A summary of other income (expense), net is as follows:

	First Quarter
(in thousands)	2019	2018
Favorable/(unfavorable) fair value adjustment to acquisition related contingent consideration	$(14,046)	$5,186
Non-service cost component of net periodic benefit cost	(1,961)	(676)
Other	156	-
Total other income (expense), net	$(15,851)	$4,510

Each reporting period, the Company adjusts its contingent consideration liability related to the distribution territories acquired in the System Transformation transactions, excluding territories the Company acquired in an exchange transaction, to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Company’s comprehensive beverage agreement, which extend through the life of the applicable distribution assets acquired in each System Transformation transaction, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and projected future operating results. The life of these distribution asset is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

The fair value adjustments to the acquisition related contingent consideration liability during the first quarter of 2019 and the first quarter of 2018 were primarily a result of changes in the risk-free interest rate.

Income Tax Benefit

The Company’s effective income tax rate, calculated by dividing income tax benefit by loss before income taxes, was 35.0% for the first quarter of 2019 and 48.9% for the first quarter of 2018. The decrease in the effective tax rate was primarily driven by improved financial results. The Company’s effective tax rate, calculated by dividing income tax benefit by loss before income taxes minus net income attributable to noncontrolling interest, was 30.6% for the first quarter of 2019 and 47.8% for the first quarter of 2018. The Company anticipates the annualized effective tax rate for 2019 will be in the low 30% range.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.3 million in the first quarter of 2019 and $0.6 million in the first quarter of 2018, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.6 million in the first quarter of 2019 and $0.7 million in the first quarter of 2018. The decrease was primarily a result of a decrease in actuarial gains on the Company’s postretirement benefit plans.

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

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2019	2018
Net sales:
Nonalcoholic Beverages(1)	$1,072,227	$1,040,422
All Other	87,915	86,599
Eliminations(2)	(57,230)	(62,264)
Consolidated net sales	$1,102,912	$1,064,757

Income (loss) from operations:
Nonalcoholic Beverages	$14,641	$(22,745)
All Other	5,513	3,748
Consolidated income (loss) from operations	$20,154	$(18,997)

(1)

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Net sales and SD&A expenses were revised by $7.3 million in the first quarter of 2018. See Note 3 to the consolidated condensed financial statements for additional information.

(2)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

Adjusted Non-GAAP Results

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Further, with the conversion of its information technology systems, the Company believes these non-GAAP financial measures allow users to better appreciate the impact of this conversion on the Company’s performance.

Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the

Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported GAAP results to adjusted results (non-GAAP):

	First Quarter 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$389,308	$369,154	$20,154	$(8,583)	$(6,831)	$(0.73)
System Transformation transactions expenses(1)	-	(4,730)	4,730	4,730	3,557	0.38
Fair value adjustment of acquisition related contingent consideration(2)	-	-	-	14,046	10,563	1.13
Fair value adjustments for commodity hedges(3)	(3,905)	2,715	(6,620)	(6,620)	(4,978)	(0.53)
Capitalization threshold change for certain assets(4)	-	(2,476)	2,476	2,476	1,862	0.20
Other tax adjustment(5)	-	-	-	-	(845)	(0.09)
Total reconciling items	(3,905)	(4,491)	586	14,632	10,159	1.09
Adjusted results (non-GAAP)	$385,403	$364,663	$20,740	$6,049	$3,328	$0.36

	First Quarter 2018
(in thousands, except per share data)	Gross profit	SD&A expenses	Loss from operations	Loss before income taxes	Net loss	Basic net loss per share
Reported results (GAAP)	$357,641	$376,638	$(18,997)	$(26,533)	$(14,185)	$(1.52)
System Transformation transactions expenses(1)	199	(12,251)	12,450	12,450	9,362	1.00
Fair value adjustment of acquisition related contingent consideration(2)	-	-	-	(5,186)	(3,900)	(0.42)
Fair value adjustments for commodity hedges(3)	2,765	(202)	2,967	2,967	2,231	0.24
Other tax adjustment(5)	-	-	-	-	(2,343)	(0.25)
Total reconciling items	2,964	(12,453)	15,417	10,231	5,350	0.57
Adjusted results (non-GAAP)	$360,605	$364,185	$(3,580)	$(16,302)	$(8,835)	$(0.95)

Following is an explanation of non-GAAP adjustments:

(1)	Adjustment reflects expenses related to the System Transformation transactions, which primarily includes information technology systems conversions.

(2)

This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and projected future results of distribution territories acquired in the System Transformation.

(3)

The Company enters into derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity risk. The Company accounts for commodity hedges on a mark-to-market basis.

(4)

Adjustment reflects the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets. This change is not expected to be material to the consolidated condensed financial statements.

(5)	Includes items impacting the Company’s effective tax rate.

Financial Condition

Total assets were $3.08 billion on March 31, 2019, which was an increase of $65.8 million from December 30, 2018. Net working capital, defined as current assets less current liabilities, was $249.3 million on March 31, 2019, which was an increase of $53.6 million from December 30, 2018.

Significant changes in net working capital on March 31, 2019 from December 30, 2018 were as follows:

•	A decrease in accounts receivable, trade of $11.4 million and an increase in accounts receivable from The Coca‑Cola Company of $11.5 million primarily as a result of the timing of cash receipts.
•	An increase in inventories of $10.3 million primarily as a result of seasonal builds of inventory and product launches.
•

The addition of the current portion of obligations under operating leases of $13.6 million as a result of the Company recording balances for operating leases on its consolidated condensed balance sheets.

•	An increase in accounts payable, trade of $16.5 million as a result of seasonal builds of inventory.
•	A decrease in other accrued liabilities of $52.5 million primarily as a result of the timing of cash payments.
•	A decrease in accrued compensation of $31.9 million primarily as a result of the timing of bonus and incentive payments in the first quarter of the fiscal year.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these consolidated condensed financial statements. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The Company’s total debt as of March 31, 2019 and December 30, 2018 was as follows:

(in thousands)	Maturity Date	March 31, 2019	December 30, 2018
Senior notes(1)	4/15/2019	$110,000	$110,000
Term loan facility(1)	6/7/2021	277,500	292,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	129,000	80,000
Senior notes	11/25/2025	350,000	350,000
Senior notes	3/21/2030	150,000	150,000
Unamortized discount on senior notes(2)	4/15/2019	(11)	(78)
Unamortized discount on senior notes(2)	11/25/2025	(59)	(61)
Debt issuance costs		(2,930)	(2,958)
Total debt		$1,138,500	$1,104,403

(1)

The senior notes due in 2019 were refinanced on April 10, 2019 using proceeds from the issuance of the senior notes due in 2026. The Company intends to refinance the term loan facility, which has principal payments that will be due in the next twelve months, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as noncurrent.

(2)	The senior notes due in 2019 were issued at 98.238% of par and the senior notes due in 2025 were issued at 99.975% of par.

The Company’s term loan facility matures on June 7, 2021. The original aggregate principal amount borrowed by the Company under the facility was $300 million and repayment of amounts outstanding began in 2018. The Company may request additional term loans under the term loan facility, provided the Company’s aggregate borrowings under the facility do not exceed $500 million.

The original aggregate principal amount borrowed by the Company on its senior notes due 2023, which mature on February 27, 2023, was $125 million. Through June 10, 2019, the Company may request the lender consider the purchase of additional senior unsecured notes of the Company in an aggregate principal amount of up to $175 million.

As discussed below, subsequent to the end of the first quarter of 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. As of March 31, 2019, the Company had borrowed $129 million under the revolving credit facility, and therefore had $371 million borrowing capacity remaining. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The Company’s nonpublic debt facilities include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of March 31, 2019. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. In 2018, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to negative. Moody’s rating outlook for the Company is currently stable. As of March 31, 2019, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company is subject to interest rate risk on its variable rate debt, including the revolving credit facility and the term loan facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of March 31, 2019, interest expense for the next twelve months would increase by approximately $4.1 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2019	2018
Beginning balance - Level 3 liability	$382,898	$381,291
Measurement period adjustment(1)	-	(1,059)
Payment of acquisition related contingent consideration	(6,237)	(5,882)
Reclassification to current payables	2,300	(360)
(Favorable)/unfavorable fair value adjustment	14,046	(5,186)
Ending balance - Level 3 liability	$393,007	$368,804

(1)

Measurement period adjustment relates to post-closing adjustments made in accordance with the terms and conditions of the asset purchase agreement for the distribution territories acquired by the Company in April 2017 as part of the System Transformation. All final post-closing adjustments for these transactions were completed during 2018.

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2019	2018
Cash Sources:
Borrowings under revolving credit facility	$131,339	$170,000
Proceeds from issuance of senior notes	-	150,000
Adjusted cash provided by operating activities(1)	4,211	-
Refund of income tax payments	948	-
Proceeds from the sale of property, plant and equipment	681	2,894
Other	437	13
Total cash sources	$137,616	$322,907

Cash Uses:
Payments on revolving credit facility	$82,339	$197,000
Adjusted cash used in operating activities(1)	-	78,515
Additions to property, plant and equipment	29,315	42,048
Payments on term loan facility	15,000	-
Payment of acquisition related contingent consideration	6,237	5,882
Other distribution agreements	4,654	-
Cash dividends paid	2,339	2,333
Income tax payments	-	2,244
Principal payments on financing or capital lease obligations	2,114	2,053
Investment in CONA Services LLC	486	1,070
Debt issuance fees	183	185
Total cash uses	$142,667	$331,330
Net decrease in cash	$(5,051)	$(8,423)

(1)

Adjusted cash provided by/used in operating activities excludes net income tax payments/refunds. These line items are non-GAAP measures and provide investors with additional information which management believes is helpful in the evaluation of the Company’s cash sources and uses. This non-GAAP financial information is not presented elsewhere in this Quarterly Report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Cash Flows From Operating Activities

During the first quarter of 2019, cash provided by operating activities was $5.6 million and during the first quarter of 2018, cash used in operating activities was $80.7 million. This increase was primarily a result of improved financial results and continued focus on working capital needs in order to optimize free cash flow.

Cash Flows From Investing Activities

During the first quarter of 2019, cash used in investing activities was $33.8 million, which was a decrease of $6.4 million as compared to the first quarter of 2018. The decrease was driven primarily by a reduction in additions to property, plant and equipment, as we remain focused on making prudent long-term investments to support the growth of the Company.

Additions to property, plant and equipment were $29.3 million during the first quarter of 2019. As of March 31, 2019, $5.4 million of additions to property, plant and equipment were accrued in accounts payable, trade. The Company anticipates additions to property, plant and equipment for the remainder of 2019 will be in the range of $120 million to $150 million.

Additions to property, plant and equipment during the first quarter of 2018 were $42.0 million. As of April 1, 2018, $16.1 million of additions to property, plant and equipment were accrued in accounts payable, trade.

Cash Flows From Financing Activities

During the first quarter of 2019, cash provided by financing activities was $23.1 million, which was a decrease of $89.4 million as compared to the first quarter of 2018. The decrease was primarily driven by improved financial results in the first quarter of 2019, as compared to the first quarter of 2018.

The Company had cash payments for acquisition related contingent consideration of $6.2 million during the first quarter of 2019 and $5.9 million during the first quarter of 2018. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories acquired as part of the System Transformation, excluding territories the Company acquired in exchange transactions, will be in the range of $25 million to $48 million.

In 2018, the Company sold $150 million aggregate principal amount of senior unsecured notes due 2030 to NYL Investors LLC (“NYL”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated March 6, 2018 between the Company, NYL and the other parties thereto. These notes bear interest at 3.96%, payable quarterly in arrears on March 21, June 21, September 21 and December 21 of each year, and will mature on March 21, 2030, unless earlier redeemed by the Company. The Company used the proceeds for general corporate purposes.

Subsequent to the end of the first quarter of 2019, on April 10, 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife and certain of its affiliates pursuant to a Note Purchase and Private Shelf Agreement dated January 23, 2019 between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears on each January 10, April 10, July 10 and October 10, commencing on July 10, 2019, and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

Significant Accounting Policies

See Note 1, Note 3 and Note 9 to the consolidated condensed financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative comprised of Coca‑Cola bottlers, and has guaranteed $23.9 million of SAC’s debt as of March 31, 2019. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 20 to the consolidated condensed financial statements for additional information.

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

	First Quarter
(in thousands)	2019	2018
Cost of sales - increase/(decrease)	$(1,989)	$2,662
SD&A expenses - increase/(decrease)	(2,373)	8
Net impact	$(4,362)	$2,670

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report, or in other public filings, press releases, or other written or oral communications made by Coca‑Cola Consolidated, Inc. or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, SD&A expenses, gross profit, income tax rates, net income per diluted share, dividends, pension plan contributions, estimated acquisition related contingent consideration payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation. These statements include:

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

•

the Company’s expectation that certain operating leases will commence in the remainder of 2019 and have lease terms of 3 to 16 years and that the lease liability associated with these future leases is expected to be $23.4 million.

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
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $58.3 million, assuming no change in volume;

•

the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but that such changes will not have a significant impact on the consolidated condensed financial statements;

•	the Company’s belief that innovation of both new brands and packages will continue to be important to the Company’s overall revenue;
•

the Company’s estimates of certain inputs used in its calculations, including estimated rates of return, estimates of bad debts and amounts that will ultimately be collected, and estimates of inputs used in the calculation and adjustment of the fair value of its acquisition related contingent consideration liability related to the distribution territories acquired as part of the System Transformation, such as the amounts that will be paid by the Company in the future under the Company’s comprehensive beverage agreement and the Company’s WACC;

•

the Company’s belief that the range of undiscounted amounts it could pay annually under the acquisition related contingent consideration arrangements is expected to be between $25 million to $48 million;

•	the Company’s belief that the covenants in its nonpublic debt will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that contributions to the two Company-sponsored pension plans is expected to be in the range of $1 million to $2 million in 2019;

•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”);
•	the Company’s expectation that the collective bargaining agreements covering the Teamsters Plan that expire at various times through July 2021 will be re-negotiated;
•

the Company’s belief that its additional expenses related to the conversion of its information technology systems, which it expects to complete in the second quarter of 2019, will be in the range of $2 million to $3 million;

•	the Company’s belief that additions to property, plant and equipment for the remainder of 2019 are expected to be in the range of $120 million to $150 million;
•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•

the Company’s belief that key priorities include acquisition synergies and cost optimization, revenue management, free cash flow generation and debt repayment, distribution and network optimization and cost management;

•	the Company’s belief that the annualized effective tax rate for 2019 will be in the low 30% range; and
•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of March 31, 2019, interest expense for the next twelve months would increase by approximately $4.1 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2018, as well as other factors discussed throughout this Quarterly Report, including, without limitation, the factors described under “Significant Accounting Policies” in our consolidated condensed financial statements, or in other filings or statements made by the Company. All the forward-looking statements in this Quarterly Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

Caution should be taken not to place undue reliance on the forward-looking statements included in this Quarterly Report. The Company assumes no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of March 31, 2019, interest expense for the next twelve months would increase by approximately $4.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value at each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Company’s comprehensive beverage agreement. As a result, any changes in the underlying risk-free interest rates will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $58.3 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses.

Effects of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 2.4% in 2018 and 2.1% in 2017. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs, both of goods sold and SD&A expenses. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover these increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 4.Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10‑K for 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities

The following table provides information about repurchase of the Company’s Common Stock during the first quarter of 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2018 through January 27, 2019	-	-	-	-
January 28, 2019 through February 24, 2019	-	-	-	-
February 25, 2019 through March 31, 2019	15,476	$248.42	-	-
Total	15,476	$248.42	-	-

(1)

Represents shares of Common Stock withheld for income tax purposes in connection with the vesting of 34,700 shares of restricted Class B Common Stock issued to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during fiscal 2018 pursuant to the Performance Unit Award Agreement. See Note 21 to the consolidated condensed financial statements for additional information on the Performance Unit Award Agreement.

Item 6.	Exhibits.

Number	Description	Incorporated by Reference or Filed Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019 (File No. 0-9286).
10.1	Note Purchase and Private Shelf Agreement, Dated January 23, 2019, by and among the Company, MetLife Investment Advisors, LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0-9286).
10.2	Incidence Agreement, dated February 5, 2019, by and between the Company and The Coca‑Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0-9286).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA‑COLA CONSOLIDATED, INC.
(REGISTRANT)

Date: May 8, 2019	By:	/s/ F. Scott Anthony
F. Scott Anthony
Executive Vice President and Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: May 8, 2019	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer of the Registrant)