Form 10-Q
period 2019-06-30
Coca-Cola Consolidated, Inc.
filed 2019-08-06
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 28, 2019, there were 7,141,447 shares of the registrant’s Common Stock, $1.00 par value, and 2,232,242 shares of the registrant’s Class B Common Stock, $1.00 par value, outstanding.

COCA‑COLA CONSOLIDATED, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2019	2018	2019	2018
Net sales	$1,273,659	$1,220,003	$2,376,571	$2,284,760
Cost of sales	837,880	815,295	1,551,484	1,522,411
Gross profit	435,779	404,708	825,087	762,349
Selling, delivery and administrative expenses	368,565	385,029	737,719	761,667
Income from operations	67,214	19,679	87,368	682
Interest expense, net	11,995	12,744	24,881	24,790
Other expense, net	31,181	9,818	47,032	5,308
Income (loss) before income taxes	24,038	(2,883)	15,455	(29,416)
Income tax expense (benefit)	7,182	(135)	4,177	(13,106)
Net income (loss)	16,856	(2,748)	11,278	(16,310)
Less: Net income attributable to noncontrolling interest	1,486	1,185	2,739	1,808
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$15,370	$(3,933)	$8,539	$(18,118)

Basic net income (loss) per share based on net loss attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.64	$(0.42)	$0.91	$(1.94)
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.64	$(0.42)	$0.91	$(1.94)
Weighted average number of Class B Common Stock shares outstanding	2,232	2,213	2,225	2,206

Diluted net income (loss) per share based on net loss attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.64	$(0.42)	$0.91	$(1.94)
Weighted average number of Common Stock shares outstanding – assuming dilution	9,421	9,354	9,415	9,347

Class B Common Stock	$1.63	$(0.42)	$0.90	$(1.94)
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,280	2,213	2,274	2,206

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.50	$0.50
Class B Common Stock	$0.25	$0.25	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Net income (loss)	$16,856	$(2,748)	$11,278	$(16,310)

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	679	703	1,358	1,406
Prior service benefits	5	5	9	9
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	147	375	295	752
Prior service costs	(243)	(348)	(487)	(696)
Foreign currency translation adjustment	5	(9)	(4)	(6)
Other comprehensive income, net of tax	593	726	1,171	1,465

Comprehensive income (loss)	17,449	(2,022)	12,449	(14,845)
Less: Comprehensive income attributable to noncontrolling interest	1,486	1,185	2,739	1,808
Comprehensive income (loss) attributable to Coca-Cola Consolidated, Inc.	$15,963	$(3,207)	$9,710	$(16,653)

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	June 30, 2019	December 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$5,692	$13,548
Accounts receivable, trade	460,911	436,890
Allowance for doubtful accounts	(12,788)	(9,141)
Accounts receivable from The Coca-Cola Company	68,188	44,915
Accounts receivable, other	38,692	30,493
Inventories	230,898	210,033
Prepaid expenses and other current assets	72,327	70,680
Total current assets	863,920	797,418
Property, plant and equipment, net	962,402	990,532
Right of use assets - operating leases	102,151	-
Leased property under financing or capital leases, net	20,944	23,720
Other assets	113,033	115,490
Goodwill	165,903	165,903
Distribution agreements, net	888,238	900,383
Customer lists and other identifiable intangible assets, net	15,562	16,482
Total assets	$3,132,153	$3,009,928

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$14,771	$-
Current portion of obligations under financing or capital leases	9,019	8,617
Accounts payable, trade	181,418	152,040
Accounts payable to The Coca-Cola Company	135,998	112,425
Other accrued liabilities	197,101	250,246
Accrued compensation	59,329	72,316
Accrued interest payable	4,316	6,093
Total current liabilities	601,952	601,737
Deferred income taxes	131,498	127,174
Pension and postretirement benefit obligations	87,300	85,682
Other liabilities	641,556	609,135
Noncurrent portion of obligations under operating leases	87,804	-
Noncurrent portion of obligations under financing or capital leases	22,182	26,631
Long-term debt	1,092,152	1,104,403
Total liabilities	2,664,444	2,554,762
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 and 2,841,132 shares issued, respectively	2,860	2,839
Capital in excess of par value	128,983	124,228
Retained earnings	383,012	359,435
Accumulated other comprehensive loss	(95,814)	(77,265)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Consolidated, Inc.	367,991	358,187
Noncontrolling interest	99,718	96,979
Total equity	467,709	455,166
Total liabilities and equity	$3,132,153	$3,009,928

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$11,278	$(16,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing or capital leases	79,316	82,658
Fair value adjustment of acquisition related contingent consideration	43,268	3,957
Amortization of intangible assets and deferred proceeds, net	11,512	11,249
Deferred income taxes	4,324	(16,286)
Loss on sale of property, plant and equipment	4,017	4,295
Stock compensation expense	2,045	1,728
Impairment of property, plant and equipment	1,155	-
Amortization of debt costs	752	730
Change in current assets less current liabilities	(78,842)	(16,127)
Change in other noncurrent assets	5,228	3,830
Change in other noncurrent liabilities	4,071	(2,493)
Other	462	11
Total adjustments	77,308	73,552
Net cash provided by operating activities	$88,586	$57,242

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisitions)	$(57,581)	$(85,279)
Other distribution agreements	(4,654)	-
Proceeds from the sale of property, plant and equipment	823	3,047
Investment in CONA Services LLC	(486)	(2,020)
Acquisition of distribution territories and regional manufacturing facilities, net of cash acquired and purchase price settlements	-	4,706
Proceeds from cold drink equipment	-	3,789
Net cash used in investing activities	$(61,898)	$(75,757)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$206,339	$190,000
Payments on revolving credit facility	(186,339)	(297,000)
Proceeds from issuance of senior notes	100,000	150,000
Payments on term loan facility and senior notes	(132,500)	-
Payments of acquisition related contingent consideration	(12,836)	(11,263)
Cash dividends paid	(4,682)	(4,671)
Payments on financing or capital lease obligations	(4,261)	(4,194)
Debt issuance fees	(265)	(1,535)
Net cash provided by (used in) financing activities	$(34,544)	$21,337

Net increase (decrease) in cash	$(7,856)	$2,822
Cash at beginning of period	13,548	16,902
Cash at end of period	$5,692	$19,724

Significant noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$21,220	$-
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	10,292	4,178
Issuance of Class B Common Stock in connection with stock award	4,776	3,831

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income (loss)	-	-	-	(18,118)	-	-	-	(18,118)	1,808	(16,310)
Other comprehensive income, net of tax	-	-	-	-	1,465	-	-	1,465	-	1,465
Cash dividends paid:
Common Stock ($0.50 per share)	-	-	-	(3,570)	-	-	-	(3,570)	-	(3,570)
Class B Common Stock ($0.50 per share)	-	-	-	(1,101)	-	-	-	(1,101)	-	(1,101)
Issuance of 20,296 shares of Class B Common Stock	-	20	3,811	-	-	-	-	3,831	-	3,831
Balance on July 1, 2018	$10,204	$2,839	$124,228	$365,929	$(92,737)	$(60,845)	$(409)	$349,209	$94,013	$443,222

Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income	-	-	-	8,539	-	-	-	8,539	2,739	11,278
Other comprehensive income, net of tax	-	-	-	-	1,171	-	-	1,171	-	1,171
Cash dividends paid:
Common Stock ($0.50 per share)	-	-	-	(3,570)	-	-	-	(3,570)	-	(3,570)
Class B Common Stock ($0.50 per share)	-	-	-	(1,112)	-	-	-	(1,112)	-	(1,112)
Issuance of 19,224 shares of Class B Common Stock	-	21	4,755	-	-	-	-	4,776	-	4,776
Reclassification of stranded tax effects	-	-	-	19,720	(19,720)	-	-	-	-	-
Balance on June 30, 2019	$10,204	$2,860	$128,983	$383,012	$(95,814)	$(60,845)	$(409)	$367,991	$99,718	$467,709

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The condensed consolidated financial statements include the accounts of Coca‑Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of June 30, 2019 and December 30, 2018.
•

The results of operations and comprehensive income for the 13 week periods ended June 30, 2019 (the “second quarter” of fiscal 2019 (“2019”)) and July 1, 2018 (the “second quarter” of fiscal 2018 (“2018”)), and the 26 week periods ended June 30, 2019 (the “first half” of 2019) and July 1, 2018 (the “first half” of 2018).

•	The changes in cash flows and equity for the first half of 2019 and the first half of 2018.

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10‑K for 2018 filed with the Securities and Exchange Commission.

The preparation of condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10‑K for 2018 under the caption “Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting policies, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” (the “lease standard”). The lease standard requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company adopted the new accounting standard during the first quarter of 2019 using the optional transition method. See Note 9 to the condensed consolidated financial statements for additional information on the Company’s adoption of the lease standard.

2.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of June 30, 2019, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, the Chairman of the Board and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$344,841	$328,689	$611,484	$571,157
Customer marketing programs	39,221	41,475	72,513	76,057
Cold drink equipment parts	7,067	8,089	14,049	14,230

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$26,311	$22,656	$49,023	$42,693
Fountain delivery and equipment repair fees	9,885	10,353	20,634	19,700
Presence marketing funding support on the Company’s behalf	4,502	4,614	4,937	5,095
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	1,351	4,256	2,350	8,124
Cold drink equipment	-	3,789	-	3,789

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

In 2017, The Coca‑Cola Company agreed to provide the Company a fee to compensate the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at certain manufacturing facilities owned by Company (the “Legacy Facilities Credit”). The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility divested in 2017 and the remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next twelve months is classified as current.

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

Sub-bottling payments to CCR were $12.8 million during the first half of 2019 and $11.3 million during the first half of 2018. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	June 30, 2019	December 30, 2018
Current portion of acquisition related contingent consideration	$32,131	$32,993
Noncurrent portion of acquisition related contingent consideration	380,319	349,905
Total acquisition related contingent consideration	$412,450	$382,898

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

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $23.5 million as of June 30, 2019 and $23.6 million as of December 30, 2018.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.2 million as of both June 30, 2019 and December 30, 2018.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $4.5 million in the first half of 2019 and $4.6 million in the first half of 2018.

Coca‑Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”)

Along with other Coca‑Cola bottlers in the United States and Canada, the Company is a member of CCBSS, a company formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system. The Company accounts for CCBSS as an equity method investment and its investment in CCBSS is not material.

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $7.3 million on June 30, 2019 and $10.4 million on December 30, 2018, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $1.0 million in the first half of 2019 and $1.5 million in the first half of 2018, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $8.5 million as of June 30, 2019 and $8.0 million as of December 30, 2018.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $11.5 million in the first half of 2019 and $10.2 million in the first half of 2018.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the majority stockholder and Morgan H. Everett, Senior Vice President and a director of the Company, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease agreement is subject to adjustment for increases in the Consumer Price Index and the lease expires on December 31, 2021. The principal balance outstanding under this lease was $8.4 million on June 30, 2019 and $9.9 million on December 30, 2018.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One, which is directly and indirectly owned by trusts of which J. Frank Harrison, III, and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under this lease agreement is subject to an adjustment for an inflation factor and the lease expires on December 31, 2020. The principal balance outstanding under this lease was $6.3 million on June 30, 2019 and $8.1 million on December 30, 2018.

A summary of rental payments related to these leases is as follows:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Company headquarters	$1,151	$1,110	$2,261	$2,236
Snyder Production Center	1,081	1,049	2,161	2,098

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

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. The Company typically collects payment from customers within 30 days from the date of sale.

The Company’s sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Bottle/can net pricing is based on the invoice price charged to customers reduced by any promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. Other sales include sales to other Coca‑Cola bottlers, “post‑mix” products, transportation revenue and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 96% of the Company’s net sales in the first half of 2019 and 97% of the Company’s net sales in the first half of 2018. Substantially all the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

Other sales, which include revenue for service fees related to the repair of cold drink equipment and delivery fees for freight hauling and brokerage services, are recognized over time (“over time”). Revenues related to cold drink equipment repair are recognized as the respective services are completed using a cost-to-cost input method. Repair services are generally completed in less than one day but can extend up to one month. Revenues related to freight hauling and brokerage services are recognized as the delivery occurs using a miles driven output method. Generally, delivery occurs and freight charges are recognized in the same day. Over time sales orders open at the end of a financial period are not material to the Company’s condensed consolidated financial statements.

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Point in time net sales:
Nonalcoholic - point in time	$1,227,977	$1,183,083	$2,288,248	$2,214,891
Total point in time net sales	$1,227,977	$1,183,083	$2,288,248	$2,214,891

Over time net sales:
Nonalcoholic - over time	$10,908	$9,199	$22,864	$17,813
Other - over time	34,774	27,721	65,459	52,056
Total over time net sales	$45,682	$36,920	$88,323	$69,869

Total net sales	$1,273,659	$1,220,003	$2,376,571	$2,284,760

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

Allowance payments made to customers can be conditional on the achievement of volume targets and/or marketing commitments. Payments made in advance are recorded as prepayments and amortized in the condensed consolidated statements of operations over the relevant period for which the customer commitment is made. In the event there is no separate identifiable benefit or the fair value of such benefit cannot be established, the amortization of the prepayment is included as a reduction to net sales.

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Management believes the effect on previously reported financial statements is not material. In addition, management believes the revised presentation provides consistency with other companies that operate in the beverage industry. Net sales and SD&A expenses were revised by $7.3 million in the second quarter of 2018 and $14.6 million in the first half of 2018. The revision had no impact to net loss or net loss per share.

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns, which was classified as allowance for doubtful accounts in the condensed consolidated balance sheets, was $3.6 million as of June 30, 2019 and $2.3 million as of December 30, 2018. Returned product is recognized as a reduction of net sales.

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Net sales:
Nonalcoholic Beverages(1)	$1,238,885	$1,192,282	$2,311,112	$2,232,704
All Other	94,942	93,398	182,857	179,997
Eliminations(2)	(60,168)	(65,677)	(117,398)	(127,941)
Consolidated net sales	$1,273,659	$1,220,003	$2,376,571	$2,284,760

Income (loss) from operations:
Nonalcoholic Beverages	$57,724	$16,089	$72,365	$(6,656)
All Other	9,490	3,590	15,003	7,338
Consolidated income from operations	$67,214	$19,679	$87,368	$682

Depreciation and amortization:
Nonalcoholic Beverages	$42,568	$44,220	$85,919	$89,045
All Other	2,488	2,467	4,909	4,862
Consolidated depreciation and amortization	$45,056	$46,687	$90,828	$93,907

(1)

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Net sales and SD&A expenses were revised by $7.3 million in the second quarter of 2018 and $14.6 million in the first half of 2018. See Note 3 to the condensed consolidated financial statements for additional information.

(2)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2019	2018	2019	2018
Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$15,370	$(3,933)	$8,539	$(18,118)
Less dividends:
Common Stock	1,785	1,785	3,570	3,570
Class B Common Stock	558	553	1,112	1,101
Total undistributed earnings (losses)	$13,027	$(6,271)	$3,857	$(22,789)

	Second Quarter		First Half
(in thousands, except per share data)	2019	2018	2019	2018
Common Stock undistributed earnings (losses) – basic	$9,925	$(4,787)	$2,941	$(17,411)
Class B Common Stock undistributed earnings (losses) – basic	3,102	(1,484)	916	(5,378)
Total undistributed earnings (losses) – basic	$13,027	$(6,271)	$3,857	$(22,789)

Common Stock undistributed earnings (losses) – diluted	$9,874	$(4,787)	$2,925	$(17,411)
Class B Common Stock undistributed earnings (losses) – diluted	3,153	(1,484)	932	(5,378)
Total undistributed earnings (losses) – diluted	$13,027	$(6,271)	$3,857	$(22,789)

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,570	$3,570
Common Stock undistributed earnings (losses) – basic	9,925	(4,787)	2,941	(17,411)
Numerator for basic net income (loss) per Common Stock share	$11,710	$(3,002)	$6,511	$(13,841)

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$553	$1,112	$1,101
Class B Common Stock undistributed earnings (losses) – basic	3,102	(1,484)	916	(5,378)
Numerator for basic net income (loss) per Class B Common Stock share	$3,660	$(931)	$2,028	$(4,277)

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,570	$3,570
Dividends on Class B Common Stock assumed converted to Common Stock	558	553	1,112	1,101
Common Stock undistributed earnings (losses) – diluted	13,027	(6,271)	3,857	(22,789)
Numerator for diluted net income (loss) per Common Stock share	$15,370	$(3,933)	$8,539	$(18,118)

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$553	$1,112	$1,101
Class B Common Stock undistributed earnings (losses) – diluted	3,153	(1,484)	932	(5,378)
Numerator for diluted net income (loss) per Class B Common Stock share	$3,711	$(931)	$2,044	$(4,277)

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,213	2,225	2,206

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,421	9,354	9,415	9,347
Class B Common Stock weighted average shares outstanding – diluted	2,280	2,213	2,274	2,206

Basic net income (loss) per share:
Common Stock	$1.64	$(0.42)	$0.91	$(1.94)
Class B Common Stock	$1.64	$(0.42)	$0.91	$(1.94)

Diluted net income (loss) per share:
Common Stock	$1.64	$(0.42)	$0.91	$(1.94)
Class B Common Stock	$1.63	$(0.42)	$0.90	$(1.94)

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

(3)

For periods presented during which the Company has net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock included the dilutive effect of shares relative to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement. For periods presented during which the Company has net loss, the unvested performance units granted pursuant to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement are excluded from the calculation of diluted net loss per share, as the effect of these awards would be anti-dilutive. See Note 21 to the condensed consolidated financial statements for additional information on the Long-Term Performance Equity Plan and the Performance Unit Award Agreement.

(4)	The Company does not have anti-dilutive shares.

6.Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2019	December 30, 2018
Finished products	$154,669	$135,561
Manufacturing materials	38,033	39,840
Plastic shells, plastic pallets and other inventories	38,196	34,632
Total inventories	$230,898	$210,033

7.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2019	December 30, 2018
Repair parts	$27,821	$26,846
Prepaid marketing	7,755	6,097
Prepaid software	6,858	6,553
Current portion of income taxes	6,517	6,637
Prepayments for sponsorship contracts	5,516	7,557
Other prepaid expenses and other current assets	17,860	16,990
Total prepaid expenses and other current assets	$72,327	$70,680

8.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	June 30, 2019	December 30, 2018	Estimated Useful Lives
Land	$77,949	$78,242
Buildings	220,608	218,846	8-50 years
Machinery and equipment	333,795	328,034	5-20 years
Transportation equipment	384,642	372,895	4-20 years
Furniture and fixtures	90,812	89,439	3-10 years
Cold drink dispensing equipment	495,458	491,161	5-17 years
Leasehold and land improvements	134,435	132,837	5-20 years
Software for internal use	122,882	122,604	3-10 years
Construction in progress	17,929	15,142
Total property, plant and equipment, at cost	1,878,510	1,849,200
Less: Accumulated depreciation and amortization	916,108	858,668
Property, plant and equipment, net	$962,402	$990,532

9.Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements and also leases certain warehouse space under financing lease agreements. The Company adopted the lease standard using the optional transition method on December 31, 2018, the transition date, and elected to adopt the following practical expedients as accounting policy upon initial adoption of the lease standard:

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

Upon adoption of the lease standard on December 31, 2018, the Company recorded right of use assets for operating leases of $88.0 million and associated lease liabilities of $88.2 million. The adoption of the lease standard did not change previously reported condensed consolidated statements of operations, did not result in a cumulative effect adjustment to retained earnings in the period of adoption and did not impact cash flows.

The Company used the following policies and assumptions to evaluate its population of leases:

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

•

Discount rate: The Company calculates the discount rate based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company calculates an incremental borrowing rate using a portfolio approach. The incremental borrowing rate is calculated using the contractual lease term and the Company’s borrowing rate.

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

Following is a summary of the weighted average remaining lease term and weighted average discount rate for the Company’s population of leases as of June 30, 2019:

	Operating Leases	Financing Leases
Weighted average remaining lease term	8.8 years	5.0 years
Weighted average discount rate	4.0%	5.8%

As of June 30, 2019, the Company had real estate and equipment operating lease commitments that had not yet commenced. The commitments are expected to commence in the remainder of 2019 and have lease terms of 5 to 10 years. The additional lease liability associated with these lease commitments is expected to be $16.0 million.

Following is a summary of balances related to the Company’s lease portfolio within the Company’s condensed consolidated statement of operations for the second quarter and first half of 2019:

(in thousands)	Second Quarter 2019	First Half 2019
Cost of sales impact:
Operating leases costs	$1,342	$2,683
Short-term and variable leases	2,317	4,579
Depreciation expense from financing leases(1)	354	707
Total cost of sales impact	$4,013	$7,969

Selling, delivery and administrative expenses impact:
Operating leases costs	$3,026	$5,922
Short-term and variable leases	779	1,838
Depreciation expense from financing leases(1)	1,137	2,276
Total selling, delivery and administrative expenses impact	$4,942	$10,036

Interest expense, net impact:
Interest payments on financing lease obligations(2)	$715	$1,417
Total interest expense, net impact	$715	$1,417

Total lease cost	$9,670	$19,422

(1)

During the second quarter of 2018, the Company had depreciation expense from capital leases of $0.3 million and $1.2 million in cost of sales and SD&A expenses, respectively. During the first half of 2018, the Company had depreciation expense from capital leases of $0.7 million and $2.3 million in cost of sales and SD&A expenses, respectively.

(2)	The Company had interest payments on capital lease obligations of $0.9 million during the second quarter of 2018 and $1.8 million during the first half of 2018.

The future minimum lease payments related to the Company’s lease portfolio include renewal options the Company has determined to be reasonably assured and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of June 30, 2019:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2019	$8,751	$5,222	$13,973
2020	18,652	10,611	29,263
2021	16,658	6,215	22,873
2022	13,551	2,694	16,245
2023	11,698	2,750	14,448
Thereafter	54,384	8,214	62,598
Total minimum lease payments including interest	$123,694	$35,706	$159,400
Less: Amounts representing interest	21,119	4,505	25,624
Present value of minimum lease principal payments	102,575	31,201	133,776
Less: Current portion of lease liabilities - operating and financing leases	14,771	9,019	23,790
Noncurrent portion of lease liabilities - operating and financing leases	$87,804	$22,182	$109,986

Following is a summary of future minimum lease payments for all noncancelable operating leases and capital leases as of December 30, 2018:

(in thousands)	Operating Leases	Capital Leases	Total
2019	$14,146	$10,434	$24,580
2020	13,526	10,613	24,139
2021	12,568	6,218	18,786
2022	11,161	2,697	13,858
2023	10,055	2,753	12,808
Thereafter	33,805	8,106	41,911
Total minimum lease payments including interest	$95,261	$40,821	$136,082
Less: Amounts representing interest		5,573
Present value of minimum lease principal payments		35,248
Less: Current portion of lease liabilities - capital leases		8,617
Noncurrent portion of lease liabilities - capital leases		$26,631

Following is a summary of balances related to the Company’s lease portfolio within the Company’s condensed consolidated statements of cash flows for the first half of 2019:

(in thousands)	First Half 2019
Cash flows from operating activities impact:
Operating leases	$8,515
Interest payments on financing lease obligations(1)	1,417
Total cash flows from operating activities impact	$9,932

Cash flows from financing activities:
Principal payments on financing lease obligations(1)	$4,261
Total cash flows from financing activities impact	$4,261

(1)	During the first half of 2018, the Company had principal payments on capital lease obligations of $4.0 million and interest payments on capital lease obligations of $1.8 million.

10.Goodwill

A reconciliation of the activity for goodwill for the first half of 2019 and the first half of 2018 is as follows:

	First Half
(in thousands)	2019	2018
Beginning balance - goodwill	$165,903	$169,316
Measurement period adjustments(1)	-	1,583
Ending balance - goodwill	$165,903	$170,899

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

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter of each fiscal year. During the first half of 2019, the Company did not experience any triggering events or changes in circumstances indicating the carrying amounts of the Company’s goodwill exceeded fair values.

11.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	June 30, 2019	December 30, 2018
Distribution agreements at cost	$950,549	$950,559
Less: Accumulated amortization	(62,311)	(50,176)
Distribution agreements, net	$888,238	$900,383

A reconciliation of the activity for distribution agreements, net for the first half of 2019 and the first half of 2018 is as follows:

	First Half
(in thousands)	2019	2018
Beginning balance - distribution agreements, net	$900,383	$913,352
Other distribution agreements	(10)	-
Measurement period adjustment(1)	-	5,100
Additional accumulated amortization	(12,135)	(11,856)
Ending balance - distribution agreements, net	$888,238	$906,596

(1)

Measurement period adjustment relates to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement for distribution territories acquired by the Company in October 2017 as part of the System Transformation. All final post-closing adjustments for this transaction were completed during 2018.

12.Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight-line basis and have an estimated useful life of 5 to 12 years, consisted of the following:

(in thousands)	June 30, 2019	December 30, 2018
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	(9,726)	(8,806)
Customer lists and other identifiable intangible assets, net	$15,562	$16,482

13.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2019	December 30, 2018
Accrued insurance costs	$42,806	$37,916
Current portion of acquisition related contingent consideration	32,131	32,993
Employee and retiree benefit plan accruals	29,821	29,300
Accrued marketing costs	26,712	31,475
Checks and transfers yet to be presented for payment from zero balance cash accounts	13,356	72,701
Accrued taxes (other than income taxes)	9,457	4,577
Commodity hedges at fair market value	7,522	10,305
Current deferred proceeds from Territory Conversion Fee	2,286	2,286
All other accrued expenses	33,010	28,693
Total other accrued liabilities	$197,101	$250,246

14.Derivative Financial Instruments

The Company is subject to the risk of increased costs arising from adverse changes in certain commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s condensed consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity price risk. Derivative instruments held are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s condensed consolidated statements of cash flows.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. While the Company would be exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties.

The following table summarizes pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the condensed consolidated statements of operations.

		Second Quarter		First Half
(in thousands)	Classification of Gain (Loss)	2019	2018	2019	2018
Commodity hedges	Cost of sales	$(4,874)	$249	$(969)	$(2,516)
Commodity hedges	Selling, delivery and administrative expenses	(66)	48	2,649	(154)
Total gain (loss)		$(4,940)	$297	$1,680	$(2,670)

The following table summarizes the fair values and classification in the condensed consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	June 30, 2019	December 30, 2018
Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$7,522	$10,305
Commodity hedges at fair market value	Other liabilities	1,103	-
Total liabilities		$8,625	$10,305

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the Company’s condensed consolidated balance sheets and the net amounts of derivative liabilities are recognized in other accrued liabilities or other liabilities in the condensed consolidated balance sheets.

The following table summarizes the Company’s gross derivative assets and gross derivative liabilities in the condensed consolidated balance sheets:

(in thousands)	June 30, 2019	December 30, 2018
Gross derivative assets	$17,328	$28,305
Gross derivative liabilities	25,953	38,610

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	June 30, 2019	December 30, 2018
Notional amount of outstanding commodity derivative agreements	$167,630	$168,388
Latest maturity date of outstanding commodity derivative agreements	December 2020	December 2019

15.Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	June 30, 2019
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$39,012	$39,012	$39,012	$-	$-
Liabilities:
Deferred compensation plan liabilities	39,012	39,012	39,012	-	-
Commodity hedging agreements	8,625	8,625	-	8,625	-
Nonpublic variable rate debt	369,662	370,000	-	370,000	-
Nonpublic fixed rate debt	374,696	380,900	-	380,900	-
Public debt securities	347,794	363,800	-	363,800	-
Acquisition related contingent consideration	412,450	412,450	-	-	412,450

	December 30, 2018
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,160	$33,160	$33,160	$-	$-
Liabilities:
Deferred compensation plan liabilities	33,160	33,160	33,160	-	-
Commodity hedging agreements	10,305	10,305	-	10,305	-
Nonpublic variable rate debt	372,074	372,500	-	372,500	-
Nonpublic fixed rate debt	274,717	261,200	-	261,200	-
Public debt securities	457,612	455,400	-	455,400	-
Acquisition related contingent consideration	382,898	382,898	-	-	382,898

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

The future expected sub-bottling payments extend through the life of the applicable distribution assets acquired in each System Transformation transaction, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash income or expense recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Beginning balance - Level 3 liability	$393,007	$368,804	$382,898	$381,291
Measurement period adjustments(1)	-	3,151	-	2,092
Payments of acquisition related contingent consideration	(6,599)	(5,381)	(12,836)	(11,263)
Reclassification to current payables	(3,180)	(1,180)	(880)	(1,540)
Increase in fair value	29,222	9,143	43,268	3,957
Ending balance - Level 3 liability	$412,450	$374,537	$412,450	$374,537

(1)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement for distribution territories acquired by the Company in April 2017 and October 2017 as part of the System Transformation. All final post-closing adjustments for these transactions were completed during 2018.

The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2019 was primarily driven by a decrease in the discount rate and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2018 was primarily driven by cash payments, post-closing adjustments related to System Transformation transactions and changes in future cash flow projections of the distribution territories subject to sub-bottling fees, partially offset by an increase in the discount rate. These fair value adjustments were recorded in other expense, net in the condensed consolidated statements of operations.

The anticipated amount the Company could pay annually under acquisition related contingent consideration arrangements is expected to be in the range of $25 million to $49 million.

16.Income Taxes

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 27.0% for the first half of 2019 and 44.6% for the first half of 2018. The decrease in the effective tax rate was primarily driven by improved financial results.

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 32.8% for the first half of 2019 and 42.0% for the first half of 2018.

The Company had uncertain tax positions, including accrued interest, of $3.2 million on June 30, 2019 and $3.1 million on December 30, 2018, all of which would affect the Company’s effective tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the condensed consolidated financial statements.

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

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Service cost	$1,206	$1,413	$2,413	$2,825
Interest cost	3,062	2,856	6,125	5,712
Expected return on plan assets	(2,574)	(3,852)	(5,148)	(7,704)
Recognized net actuarial loss	900	933	1,801	1,866
Amortization of prior service cost	7	6	12	12
Net periodic pension cost	$2,601	$1,356	$5,203	$2,711

The Company did not make any contributions to the two Company sponsored pension plans during the first half of 2019. Contributions to the two Company-sponsored pension plans are expected to be in the range of $1 million to $2 million for the remainder of 2019.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during covered employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Service cost	$389	$503	$778	$1,005
Interest cost	693	696	1,386	1,392
Recognized net actuarial loss	195	499	391	998
Amortization of prior service cost	(322)	(462)	(646)	(924)
Net periodic postretirement benefit cost	$955	$1,236	$1,909	$2,471

18.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	June 30, 2019	December 30, 2018
Noncurrent portion of acquisition related contingent consideration	$380,319	$349,905
Accruals for executive benefit plans	134,753	126,103
Noncurrent deferred proceeds from Territory Conversion Fee	84,020	85,163
Noncurrent deferred proceeds from Legacy Facilities Credit	29,969	30,369
Other	12,495	17,595
Total other liabilities	$641,556	$609,135

19.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public or Nonpublic	June 30, 2019	December 30, 2018
Senior notes(1)	4/15/2019	7.00%	Semi-annually	Public	$-	$110,000
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	270,000	292,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	100,000	80,000
Senior notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	-
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior notes(3)	4/15/2019				-	(78)
Unamortized discount on senior notes(3)	11/25/2025				(56)	(61)
Debt issuance costs					(2,792)	(2,958)
Long-term debt					$1,092,152	$1,104,403

(1)

The senior notes due in 2019 were refinanced on April 10, 2019 using proceeds from the issuance of the senior notes due in 2026 (as discussed below). The Company intends to refinance principal payments due in the next twelve months under the term loan facility, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as noncurrent.

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

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt were issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of June 30, 2019. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 14.3 million cases and 15.0 million cases of finished product from SAC in the first half of 2019 and the first half of 2018, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Purchases from Southeastern	$36,614	$34,797	$70,940	$63,966
Purchases from SAC	39,993	41,084	77,439	79,160
Total purchases from manufacturing cooperatives	$76,607	$75,881	$148,379	$143,126

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2021. The amounts guaranteed were $23.9 million on both June 30, 2019 and December 30, 2018. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s condensed consolidated financial statements. The Company monitors its investments in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC was identified as of June 30, 2019, and there was no impairment identified in 2018.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on both June 30, 2019 and December 30, 2018.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of June 30, 2019, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $198.0 million.

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

The Company is subject to audits by tax authorities in jurisdictions where it conducts business. These audits may result in assessments that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any assessments likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the condensed consolidated financial statements.

21.Capital Transactions

During the first quarter of each year presented, J. Frank Harrison, III received shares of the Company’s Class B Common Stock in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during the prior year, pursuant to a ten-year performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in the first quarter of 2019. As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash each year to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards issued in 2019 and 2018 is as follows:

	Fiscal Year
	2019	2018
Date of approval for award	March 5, 2019	March 6, 2018
Fiscal year of service covered by award	2018	2017
Shares settled in cash to satisfy tax withholding obligations	15,476	16,504
Increase in Class B Common Stock shares outstanding	19,224	20,296
Total Class B Common Stock awarded	34,700	36,800

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized on the closing share price of the last trading day prior to the end of each fiscal period, was $2.0 million in the first half of 2019 and $1.7 million in the first half of 2018.

In 2018, the Compensation Committee of the Company’s Board of Directors (the “Committee”) and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”), which compensates J. Frank Harrison, III based on the Company’s performance. The Long-Term Performance Equity Plan succeeded the Performance Unit Award Agreement upon its expiration. Awards granted under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Committee. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last twenty trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in SD&A expenses on the condensed consolidated statements of operations, was $6.7 million in the first half of 2019 and $1.0 million in the first half of 2018.

22.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for the second quarter of 2019 and the second quarter of 2018 is as follows:

(in thousands)	March 31, 2019	Pre-tax Activity	Tax Effect	June 30, 2019
Net pension activity:
Actuarial loss	$(72,011)	$900	$(221)	$(71,332)
Prior service costs	(20)	7	(2)	(15)
Net postretirement benefits activity:
Actuarial loss	(4,754)	195	(48)	(4,607)
Prior service costs	107	(322)	79	(136)
Foreign currency translation adjustment	(9)	7	(2)	(4)
Reclassification of stranded tax effects	(19,720)	-	-	(19,720)
Total	$(96,407)	$787	$(194)	$(95,814)

(in thousands)	April 1, 2018	Pre-tax Activity	Tax Effect	July 1, 2018
Net pension activity:
Actuarial loss	$(77,915)	$933	$(230)	$(77,212)
Prior service costs	(39)	6	(1)	(34)
Net postretirement benefits activity:
Actuarial loss	(16,922)	499	(124)	(16,547)
Prior service costs	1,396	(462)	114	1,048
Foreign currency translation adjustment	17	(12)	3	8
Total	$(93,463)	$964	$(238)	$(92,737)

A summary of AOCI(L) for the first half of 2019 and the first half of 2018 is as follows:

(in thousands)	December 30, 2018	Pre-tax Activity	Tax Effect	June 30, 2019
Net pension activity:
Actuarial loss	$(72,690)	$1,801	$(443)	$(71,332)
Prior service costs	(24)	12	(3)	(15)
Net postretirement benefits activity:
Actuarial loss	(4,902)	391	(96)	(4,607)
Prior service costs	351	(646)	159	(136)
Foreign currency translation adjustment	-	(3)	(1)	(4)
Reclassification of stranded tax effects	-	-	(19,720)	(19,720)
Total	$(77,265)	$1,555	$(20,104)	$(95,814)

(in thousands)	December 31, 2017	Pre-tax Activity	Tax Effect	July 1, 2018
Net pension activity:
Actuarial loss	$(78,618)	$1,866	$(460)	$(77,212)
Prior service costs	(43)	12	(3)	(34)
Net postretirement benefits activity:
Actuarial loss	(17,299)	998	(246)	(16,547)
Prior service costs	1,744	(924)	228	1,048
Foreign currency translation adjustment	14	(8)	2	8
Total	$(94,202)	$1,944	$(479)	$(92,737)

A summary of the impact of AOCI(L) on certain statements of operations line items is as follows:

	Second Quarter 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$266	$(66)	$-	$200
Selling, delivery and administrative expenses	641	(61)	7	587
Subtotal pre-tax	907	(127)	7	787
Income tax expense	223	(31)	2	194
Total after tax effect	$684	$(96)	$5	$593

	Second Quarter 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$215	$7	$-	$222
Selling, delivery and administrative expenses	724	30	(12)	742
Subtotal pre-tax	939	37	(12)	964
Income tax expense	231	10	(3)	238
Total after tax effect	$708	$27	$(9)	$726

	First Half 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$529	$(133)	$-	$396
Selling, delivery and administrative expenses	1,284	(122)	(3)	1,159
Subtotal pre-tax	1,813	(255)	(3)	1,555
Income tax expense	446	(63)	1	384
Total after tax effect	$1,367	$(192)	$(4)	$1,171

	First Half 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$431	$13	$-	$444
Selling, delivery and administrative expenses	1,447	61	(8)	1,500
Subtotal pre-tax	1,878	74	(8)	1,944
Income tax expense	463	18	(2)	479
Total after tax effect	$1,415	$56	$(6)	$1,465

23.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
(in thousands)	2019	2018
Accounts receivable, trade, net	$(20,374)	$(60,592)
Accounts receivable from The Coca-Cola Company	(23,273)	(7,586)
Accounts receivable, other	(8,199)	9,923
Inventories	(20,865)	(38,455)
Prepaid expenses and other current assets	(2,408)	11,565
Accounts payable, trade	32,761	12,767
Accounts payable to The Coca-Cola Company	28,237	60,857
Other accrued liabilities	(52,688)	13,609
Accrued compensation	(10,256)	(18,160)
Accrued interest payable	(1,777)	(55)
Change in current assets less current liabilities (exclusive of acquisitions)	$(78,842)	$(16,127)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we” or “our”), should be read in conjunction with the condensed consolidated financial statements of the Company and the accompanying notes to the condensed consolidated financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The condensed consolidated financial statements presented are:

•	The financial position as of June 30, 2019 and December 30, 2018.
•

The results of operations and comprehensive income for the 13 week periods ended June 30, 2019 (the “second quarter” of fiscal 2019 (“2019”)) and July 1, 2018 (the “second quarter” of fiscal 2018 (“2018”)), and the 26 week periods ended June 30, 2019 (the “first half” of 2019) and July 1, 2018 (the “first half” of 2018).

•	The changes in cash flows and equity for the first half of 2019 and the first half of 2018.

The condensed consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca‑Cola Bottling Partnership (“Piedmont”), the Company’s only subsidiary with a significant noncontrolling interest. This noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 85% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God, to serve others, to pursue excellence and to grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

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

Bottle/can net pricing is based on the invoice price charged to customers reduced by any promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets.

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

Executive Summary

Revenue grew 4.4% in the second quarter of 2019 and 4.0% in the first half of 2019, driven primarily by increased pricing and changes in our product mix. Revenue on our bottle/can Sparkling beverages increased 5.4% in the second quarter as our Sparkling brands continued to perform well at higher price points throughout our territories. Revenue on our Still beverages grew 7.2% in the second quarter, driven primarily by growth in our Sports Drinks and Energy categories. We began distribution of Reign, a fitness-focused energy beverage, in the second quarter, which drove growth in our Energy drinks compared to the second quarter of 2018. In addition, 2019 is our first full year of distributing BodyArmor products, which also helped generate overall higher net sales in our Still beverage category.

Gross margin increased 100 basis points in the second quarter of 2019 to 34.2%. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section below, gross margin increased 150 basis points over second quarter 2018. Gross margin for the first half of 2019 increased 130 basis points on both an actual and an adjusted basis. This improvement is primarily the result of pricing actions that started in the second half of 2018 to overcome significantly higher input costs. Reduced transportation costs also contributed to higher second quarter 2019 margins as we continue to optimize our supply chain.

Selling, delivery and administrative (“SD&A”) expenses in second quarter 2019 decreased $16.5 million, or 4.3%, versus second quarter 2018, largely driven by a decrease in costs from our system transformation initiative. System transformation expenses related to our information technology system conversion were $2.2 million in the second quarter of 2019, versus $9.8 million in the second quarter of 2018. On an adjusted basis, our second quarter 2019 SD&A expenses decreased $6.0 million, or 1.6%, versus the same prior year period. Our adjusted SD&A as a percent of sales improved 180 basis points in the second quarter of 2019 versus the second quarter of 2018 (28.6% versus 30.4%, respectively). Our second quarter 2019 expenses also reflect the benefit of the operating structure changes we completed in 2018.

Income from operations in the second quarter of 2019 and the first half of 2019 was $67.2 million and $87.4 million, respectively. Adjusted income from operations was $77.5 million in the second quarter of 2019, an increase of $43.5 million from the second quarter of 2018. Adjusted income from operations was $98.3 million in the first half of 2019, an increase of $67.8 million from the first half of 2018.

Net income in the second quarter of 2019 was $15.4 million compared to a net loss of $3.9 million in the second quarter of 2018, an improvement of $19.3 million. For the first half of 2019, net income increased $26.7 million compared to the first half of 2018. Net income for the second quarter and the first half of 2019 was adversely impacted by other expense of $31.2 million and $47.0 million, respectively. Other expense for these periods was primarily comprised of fair value adjustments to the acquisition related contingent consideration liability, driven by changes in the discount rate and future cash flow projections.

Capital spending for the first half of 2019 was $57.6 million. We continue to anticipate capital spending in fiscal 2019 will be in the range of $150 million to $180 million as we remain focused on making prudent, long-term investments to support the growth of the Company. Cash flows provided by operations for the first half of 2019 were $88.6 million, compared to $57.2 million in the first half of 2018. Improved cash generation is a key management focus area for 2019 as we strive to improve our profitability, reduce our financial leverage and further strengthen our balance sheet.

Areas of Emphasis

Key priorities for the Company include acquisition synergies and cost optimization, revenue management, free cash flow generation and debt repayment, distribution network optimization and cost management.

Acquisition Synergies and Cost Optimization: In October 2017, the Company completed a series of distribution territory and regional manufacturing facility acquisitions and exchanges with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc., a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc., an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). As the Company continues to integrate these acquired territories and facilities into its operations, the Company remains focused on synergy and cost optimization opportunities across its business, including opportunities across its manufacturing network, distribution network and back office functions. The Company anticipates identifying, investing against and executing these synergy and cost optimization opportunities will be a key driver of its results of operations.

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

Distribution Network Optimization and Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $304.7 million in the first half of 2019 and $301.2 million in the first half of 2018. Management of these costs will continue to be a key area of emphasis for the Company. The Company believes that optimizing its expanded distribution footprint will be a key area of focus in the short-term in order to manage this significant cost to its business.

Results of Operations

Second Quarter Results

Our results of operations for the second quarter of 2019 and the second quarter of 2018 are highlighted in the table below and discussed in the following paragraphs:

	Second Quarter
(in thousands)	2019	2018	Change
Net sales	$1,273,659	$1,220,003	$53,656
Cost of sales	837,880	815,295	22,585
Gross profit	435,779	404,708	31,071
Selling, delivery and administrative expenses	368,565	385,029	(16,464)
Income from operations	67,214	19,679	47,535
Interest expense, net	11,995	12,744	(749)
Other expense, net	31,181	9,818	21,363
Income (loss) before income taxes	24,038	(2,883)	26,921
Income tax expense (benefit)	7,182	(135)	7,317
Net income (loss)	16,856	(2,748)	19,604
Less: Net income attributable to noncontrolling interest	1,486	1,185	301
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$15,370	$(3,933)	$19,303
Other comprehensive income, net of tax	593	726	(133)
Comprehensive income (loss) attributable to Coca-Cola Consolidated, Inc.	$15,963	$(3,207)	$19,170

Items Impacting Operations and Financial Condition

Second Quarter 2019

•	$29.3 million recorded in other expense, net as a result of an increase in the fair value of the Company’s contingent consideration liability; and
•	$4.9 million pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program.

Second Quarter 2018

•	$9.8 million of expenses related to the System Transformation transactions, the majority of which were information technology related costs;
•	$9.2 million recorded in other expense, net as a result of an increase in the fair value of the Company’s contingent consideration liability; and
•	$4.8 million recorded in SD&A expenses related to severance and outplacement expenses incurred to optimize labor expense in the Nonalcoholic Beverages segment.

Net Sales

Net sales increased $53.7 million, or 4.4%, to $1.27 billion in the second quarter of 2019, as compared to $1.22 billion in the second quarter of 2018. The increase in net sales was primarily attributable to the following (in millions):

Second Quarter 2019	Attributable to:
$56.6

Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences

(17.7)	Decrease in sales volume to other Coca-Cola bottlers
7.8	Increase in net sales related to increased volume
7.0	Other
$53.7	Total increase in net sales

Net sales by product category were as follows:

	Second Quarter
(in thousands)	2019	2018	% Change
Bottle/can sales:
Sparkling beverages (carbonated)	$671,624	$637,215	5.4%
Still beverages (noncarbonated, including energy products)	421,450	393,015	7.2%
Total bottle/can sales	1,093,074	1,030,230	6.1%

Other sales:
Sales to other Coca-Cola bottlers	89,278	106,946	(16.5)%
Post-mix and other	91,307	82,827	10.2%
Total other sales	180,585	189,773	(4.8)%

Total net sales	$1,273,659	$1,220,003	4.4%

Product category sales volume of physical cases in the second quarter of 2019 and the second quarter of 2018 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	Second Quarter		Bottle/Can Sales
Product Category	2019	2018	Volume % Change
Sparkling beverages	69.6%	70.3%	(0.6)%
Still beverages (including energy products)	30.4%	29.7%	2.8%
Total bottle/can sales volume	100.0%	100.0%	0.4%

As the Company introduces new products, it reassesses the category assigned at the SKU level, therefore categorization could differ from previously presented results to conform with current period categorization. Any differences are not considered material.

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs, and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping and handling costs related to the movement of finished goods from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $22.6 million, or 2.8%, to $837.9 million in the second quarter of 2019, as compared to $815.3 million in the second quarter of 2018. The increase in cost of sales was primarily attributable to the following (in millions):

Second Quarter 2019	Attributable to:
$29.6

Increase in cost of sales primarily related to, in order of magnitude, the change in product mix to meet consumer preferences, an increase in concentrate costs and an increase in commodity costs, partially offset by reduced transportation costs

(19.6)	Decrease in sales volume to other Coca-Cola bottlers
5.6	Increase in cost of sales related to increased sales volume
7.0	Other
$22.6	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $34.7 million in the second quarter of 2019, as compared to $33.4 million in the second quarter of 2018.

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

SD&A expenses decreased by $16.4 million, or 4.3%, to $368.6 million in the second quarter of 2019, as compared to $385.0 million in the second quarter of 2018. SD&A expenses as a percentage of net sales decreased to 28.9% in the second quarter of 2019 from 31.6% in the second quarter of 2018. The decrease in SD&A expenses was primarily attributable to the following (in millions):

Second Quarter 2019	Attributable to:
$(9.3)

Decrease in employee benefit costs including employee salaries primarily as a result of workforce optimization completed in the second and fourth quarters of 2018, partially offset by an increase in bonuses and incentives primarily related to improved financial results

(7.7)	Decrease in System Transformation transactions expenses
0.6	Other
$(16.4)	Total decrease in SD&A expenses

The Company has three primary delivery systems: (i) bulk delivery for large supermarkets, mass merchandisers and club stores, (ii) advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premise accounts and (iii) full-service delivery for its full-service vending customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $155.8 million in the second quarter of 2019 and $154.2 million in the second quarter of 2018.

Interest Expense, Net

Interest expense, net, decreased $0.7 million to $12.0 million in the second quarter of 2019, as compared to $12.7 million in the second quarter of 2018. The decrease was primarily a result of lower average debt balances and lower average interest rates.

Other Expense, Net

A summary of other expense, net is as follows:

	Second Quarter
(in thousands)	2019	2018
Increase in the fair value of the acquisition related contingent consideration liability	$29,222	$9,143
Non-service cost component of net periodic benefit cost	1,959	675
Total other expense, net	$31,181	$9,818

Each reporting period, the Company adjusts its contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Company’s comprehensive beverage agreement, which extend through the life of the applicable distribution assets, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections. The life of these distribution asset is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

The increase in the fair value of the acquisition related contingent consideration liability during the second quarter of 2019 was primarily driven by a decrease in the discount rate and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability during the second quarter of 2018 was primarily driven by cash payments, post-closing adjustments related to System Transformation transactions and changes in future cash flow projections of the distribution territories subject to sub-bottling fees.

Income Tax Expense (Benefit)

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 29.9% for the second quarter of 2019 and 4.7% for the second quarter of 2018. The increase in the effective tax rate was primarily driven by improved financial results. The Company’s effective tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 31.8% for the second quarter of 2019 and 3.3% for the second quarter of 2018.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.5 million in the second quarter of 2019 and $1.2 million in the second quarter of 2018, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.6 million in the second quarter of 2019 and $0.7 million in the second quarter of 2018.

First Half Results

Our results of operations for the first half of 2019 and the first half of 2018 are highlighted in the table below and discussed in the following paragraphs:

	First Half
(in thousands)	2019	2018	Change
Net sales	$2,376,571	$2,284,760	$91,811
Cost of sales	1,551,484	1,522,411	29,073
Gross profit	825,087	762,349	62,738
Selling, delivery and administrative expenses	737,719	761,667	(23,948)
Income from operations	87,368	682	86,686
Interest expense, net	24,881	24,790	91
Other expense, net	47,032	5,308	41,724
Income (loss) before income taxes	15,455	(29,416)	44,871
Income tax expense (benefit)	4,177	(13,106)	17,283
Net income (loss)	11,278	(16,310)	27,588
Less: Net income attributable to noncontrolling interest	2,739	1,808	931
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$8,539	$(18,118)	$26,657
Other comprehensive income, net of tax	1,171	1,465	(294)
Comprehensive income (loss) attributable to Coca-Cola Consolidated, Inc.	$9,710	$(16,653)	$26,363

Items Impacting Operations and Financial Condition

First Half 2019

•	$43.3 million recorded in other expense, net as a result of an increase in the fair value of the Company’s contingent consideration liability;
•	$6.9 million of expenses related to the System Transformation transactions, the majority of which were information technology related costs; and
•

$4.4 million adjustment to reflect the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets. This change is not expected to be material to the condensed consolidated financial statements.

First Half 2018

•	$22.3 million of expenses related to the System Transformation transactions, the majority of which were information technology related costs;
•	$4.8 million recorded in SD&A expenses related to severance and outplacement expenses incurred to optimize labor expense in the Nonalcoholic Beverages segment; and
•	$4.0 million recorded in other expense, net as a result of an increase in the fair value of the Company’s contingent consideration liability.

Net Sales

Net sales increased $91.8 million, or 4.0%, to $2.38 billion in the first half of 2019, as compared to $2.28 billion in the first half of 2018. The increase in net sales was primarily attributable to the following (in millions):

First Half 2019	Attributable to:
$102.6

Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences

(37.7)	Decrease in sales volume to other Coca-Cola bottlers
13.6	Increase in net sales related to increased volume
13.3	Other
$91.8	Total increase in net sales

Net sales by product category were as follows:

	First Half
(in thousands)	2019	2018	% Change
Bottle/can sales:
Sparkling beverages (carbonated)	$1,272,181	$1,213,913	4.8%
Still beverages (noncarbonated, including energy products)	763,691	706,721	8.1%
Total bottle/can sales	2,035,872	1,920,634	6.0%

Other sales:
Sales to other Coca-Cola bottlers	170,950	208,680	(18.1)%
Post-mix and other	169,749	155,446	9.2%
Total other sales	340,699	364,126	(6.4)%

Total net sales	$2,376,571	$2,284,760	4.0%

Product category sales volume of physical cases in the first half of 2019 and the first half of 2018 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	First Half		Bottle/Can Sales
Product Category	2019	2018	Volume % Change
Sparkling beverages	70.8%	71.8%	(1.1)%
Still beverages (including energy products)	29.2%	28.2%	3.9%
Total bottle/can sales volume	100.0%	100.0%	0.3%

As the Company introduces new products, it reassesses the category assigned at the SKU level, therefore categorization could differ from previously presented results to conform with current period categorization. Any differences are not considered material.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Half
	2019	2018
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	12%	12%
Total approximate percent of the Company’s total bottle/can sales volume	31%	31%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	13%
The Kroger Company	8%	8%
Total approximate percent of the Company’s total net sales	22%	21%

Cost of Sales

Cost of sales increased $29.1 million, or 1.9%, to $1.55 billion in the first half of 2019, as compared to $1.52 billion in the first half of 2018. The increase in cost of sales was primarily attributable to the following (in millions):

First Half 2019	Attributable to:
$57.5

Increase in cost of sales primarily related to, in order of magnitude, the change in product mix to meet consumer preferences, an increase in commodity costs and an increase in concentrate costs, partially offset by reduced transportation costs

(40.3)	Decrease in sales volume to other Coca-Cola bottlers
8.5	Increase in cost of sales related to increased sales volume
3.4	Other
$29.1	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $66.0 million in the first half of 2019, as compared to $63.8 million in the first half of 2018.

Selling, Delivery and Administrative Expenses

SD&A expenses decreased by $24.0 million, or 3.2%, to $737.7 million in the first half of 2019, as compared to $761.7 million in the first half of 2018. SD&A expenses as a percentage of net sales decreased to 31.0% in the first half of 2019 from 33.3% in the first half of 2018. The decrease in SD&A expenses was primarily attributable to the following (in millions):

First Half 2019	Attributable to:
$(15.2)	Decrease in System Transformation transactions expenses
(7.5)

Decrease in employee benefit costs including employee salaries primarily as a result of workforce optimization completed in the second and fourth quarters of 2018, partially offset by an increase in bonuses and incentives primarily related to improved financial results

(1.3)	Other
$(24.0)	Total decrease in SD&A expenses

Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $304.7 million in the first half of 2019 and $301.2 million in the first half of 2018.

Interest Expense, Net

Interest expense, net was $24.9 million in the first half of 2019 and $24.8 million in the first half of 2018.

Other Expense, Net

A summary of other expense, net is as follows:

	First Half
(in thousands)	2019	2018
Increase in the fair value of the acquisition related contingent consideration liability	$43,268	$3,957
Non-service cost component of net periodic benefit cost	3,920	1,351
Other	(156)	-
Total other expense, net	$47,032	$5,308

The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2019 was primarily driven by a decrease in the discount rate and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2018 was primarily driven by cash payments, post-closing adjustments related to System Transformation transactions and changes in future cash flow projections of the distribution territories subject to sub-bottling fees, partially offset by an increase in the discount rate.

Income Tax Expense (Benefit)

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 27.0% for the first half of 2019 and 44.6% for the first half of 2018. The decrease in the effective tax rate was primarily driven by improved financial results. The Company’s effective tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 32.8% for the first half of 2019 and 42.0% for the first half of 2018. The Company anticipates the annualized effective tax rate for 2019 will be in the low 30% range.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.7 million in the first half of 2019 and $1.8 million in the first half of 2018, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.2 million in the first half of 2019 and $1.5 million in the first half of 2018. The decrease was primarily a result of a decrease in actuarial gains on the Company’s postretirement benefit plans.

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Net sales:
Nonalcoholic Beverages(1)	$1,238,885	$1,192,282	$2,311,112	$2,232,704
All Other	94,942	93,398	182,857	179,997
Eliminations(2)	(60,168)	(65,677)	(117,398)	(127,941)
Consolidated net sales	$1,273,659	$1,220,003	$2,376,571	$2,284,760

Income (loss) from operations:
Nonalcoholic Beverages	$57,724	$16,089	$72,365	$(6,656)
All Other	9,490	3,590	15,003	7,338
Consolidated income from operations	$67,214	$19,679	$87,368	$682

(1)

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Net sales and SD&A expenses were revised by $7.3 million in the second quarter of 2018 and $14.6 million in the first half of 2018. See Note 3 to the condensed consolidated financial statements for additional information.

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

	Second Quarter 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$435,779	$368,565	$67,214	$24,038	$15,370	$1.64
System Transformation transactions expenses(1)	-	(2,185)	2,185	2,185	1,643	0.18
Fair value adjustment of acquisition related contingent consideration(2)	-	-	-	29,222	21,975	2.34
Fair value adjustments for commodity hedges(3)	4,874	(66)	4,940	4,940	3,715	0.40
Capitalization threshold change for certain assets(4)	-	(1,903)	1,903	1,903	1,431	0.15
Memphis-area manufacturing plants consolidation(5)	1,294	-	1,294	1,294	973	0.10
Other tax adjustments(6)	-	-	-	-	(2,815)	(0.30)
Total reconciling items	6,168	(4,154)	10,322	39,544	26,922	2.87
Adjusted results (non-GAAP)	$441,947	$364,411	$77,536	$63,582	$42,292	$4.51

	Second Quarter 2018
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$404,708	$385,029	$19,679	$(2,883)	$(3,933)	$(0.42)
System Transformation transactions expenses(1)	28	(9,843)	9,871	9,871	7,423	0.79
Workforce optimization expenses(7)	-	(4,810)	4,810	4,810	3,617	0.39
Fair value adjustment of acquisition related contingent consideration(2)	-	-	-	9,143	6,876	0.74
Fair value adjustments for commodity hedges(3)	(249)	48	(297)	(297)	(223)	(0.03)
Other tax adjustments(6)	-	-	-	-	(3,455)	(0.36)
Total reconciling items	(221)	(14,605)	14,384	23,527	14,238	1.53
Adjusted results (non-GAAP)	$404,487	$370,424	$34,063	$20,644	$10,305	$1.11

	First Half 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$825,087	$737,719	$87,368	$15,455	$8,539	$0.91
System Transformation transactions expenses(1)	-	(6,915)	6,915	6,915	5,200	0.56
Fair value adjustment of acquisition related contingent consideration(2)	-	-	-	43,268	32,538	3.47
Fair value adjustments for commodity hedges(3)	969	2,649	(1,680)	(1,680)	(1,263)	(0.13)
Capitalization threshold change for certain assets(4)	-	(4,379)	4,379	4,379	3,293	0.35
Memphis-area manufacturing plants consolidation(5)	1,294	-	1,294	1,294	973	0.10
Other tax adjustments(6)	-	-	-	-	(3,660)	(0.39)
Total reconciling items	2,263	(8,645)	10,908	54,176	37,081	3.96
Adjusted results (non-GAAP)	$827,350	$729,074	$98,276	$69,631	$45,620	$4.87

	First Half 2018
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$762,349	$761,667	$682	$(29,416)	$(18,118)	$(1.94)
System Transformation transactions expenses(1)	227	(22,094)	22,321	22,321	16,785	1.79
Workforce optimization expenses(7)	-	(4,810)	4,810	4,810	3,617	0.39
Fair value adjustment of acquisition related contingent consideration(2)	-	-	-	3,957	2,976	0.32
Fair value adjustments for commodity hedges(3)	2,516	(154)	2,670	2,670	2,008	0.21
Other tax adjustments(6)	-	-	-	-	(5,798)	(0.61)
Total reconciling items	2,743	(27,058)	29,801	33,758	19,588	2.10
Adjusted results (non-GAAP)	$765,092	$734,609	$30,483	$4,342	$1,470	$0.16

Following is an explanation of non-GAAP adjustments:

(1)	Adjustment reflects expenses related to the System Transformation transactions, which primarily includes information technology systems conversions.

(2)

This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and future cash flow projections of distribution territories acquired in the System Transformation.

(3)

The Company enters into derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity risk. The Company accounts for commodity hedges on a mark-to-market basis.

(4)

Adjustment reflects the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets. This change is not expected to be material to the condensed consolidated financial statements.

(5)

The Company plans to expand its West Memphis, Arkansas manufacturing plant by the end of fiscal 2020, and expects to close its Memphis, Tennessee manufacturing plant upon completion of the West Memphis plant expansion. Adjustment reflects expenses within the Nonalcoholic Beverages segment related to the impairment and accelerated depreciation of property, plant and equipment at the Memphis, Tennessee manufacturing plant. The remaining costs associated with the closure of the Memphis, Tennessee manufacturing plant are not expected to be material to the condensed consolidated financial statements.

(6)	Includes items impacting the Company’s effective tax rate.

(7)	Adjustment reflects severance and outplacement expenses relating to the Company’s optimization of its labor expense in the Nonalcoholic Beverages segment.

Financial Condition

Total assets were $3.13 billion on June 30, 2019, which was an increase of $122.2 million from December 30, 2018. Net working capital, defined as current assets less current liabilities, was $262.0 million on June 30, 2019, which was an increase of $66.3 million from December 30, 2018.

Significant changes in net working capital on June 30, 2019 from December 30, 2018 were as follows:

•	An increase in accounts receivable, trade of $24.0 million and an increase in accounts receivable from The Coca‑Cola Company of $23.3 million primarily as a result of the timing of cash receipts.
•	An increase in inventories of $20.9 million primarily as a result of seasonal builds of inventory and product launches.
•

The addition of the current portion of obligations under operating leases of $14.8 million as a result of the Company recording balances for operating leases on its condensed consolidated balance sheets.

•	An increase in accounts payable, trade of $29.4 million and an increase in accounts payable to The Coca‑Cola Company of $23.6 million primarily as a result of seasonal builds of inventory.
•	A decrease in other accrued liabilities of $53.1 million primarily as a result of the timing of cash payments.
•	A decrease in accrued compensation of $13.0 million primarily as a result of the timing of bonus and incentive payments in the first quarter of the fiscal year.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained the majority of its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these condensed consolidated financial statements. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The Company’s total debt as of June 30, 2019 and December 30, 2018 was as follows:

(in thousands)	Maturity Date	June 30, 2019	December 30, 2018
Senior notes and unamortized discount on senior notes(1)(2)	4/15/2019	$-	$109,922
Term loan facility(1)	6/7/2021	270,000	292,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	100,000	80,000
Senior notes and unamortized discount on senior notes(2)	11/25/2025	349,944	349,939
Senior notes	10/10/2026	100,000	-
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(2,792)	(2,958)
Total debt		$1,092,152	$1,104,403

(1)

The senior notes due in 2019 were refinanced on April 10, 2019 using proceeds from the issuance of the senior notes due in 2026 (as discussed below). The Company intends to refinance principal payments due in the next twelve months under the term loan facility, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next twelve months were classified as noncurrent.

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

The original aggregate principal amount borrowed by the Company on its senior notes due in 2023 was $125 million. Through June 10, 2019, the Company had the ability to request the lender consider the purchase of additional senior unsecured notes of the Company in an aggregate principal amount of up to $175 million.

As discussed below, on April 10, 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company. As of June 30, 2019, the Company had borrowed $100 million under the revolving credit facility, and therefore had $400 million borrowing capacity remaining.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The Company’s nonpublic debt facilities include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of June 30, 2019. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. Standard & Poor’s rating outlook for the Company is negative and Moody’s rating outlook for the Company is stable. As of June 30, 2019, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company is subject to interest rate risk on its variable rate debt, including the revolving credit facility and the term loan facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of June 30, 2019, interest expense for the next twelve months would increase by approximately $3.7 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Beginning balance - Level 3 liability	$393,007	$368,804	$382,898	$381,291
Measurement period adjustments(1)	-	3,151	-	2,092
Payments of acquisition related contingent consideration	(6,599)	(5,381)	(12,836)	(11,263)
Reclassification to current payables	(3,180)	(1,180)	(880)	(1,540)
Increase in fair value	29,222	9,143	43,268	3,957
Ending balance - Level 3 liability	$412,450	$374,537	$412,450	$374,537

(1)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement for distribution territories acquired by the Company in April 2017 and October 2017 as part of the System Transformation. All final post-closing adjustments for these transactions were completed during 2018.

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Half
(in thousands)	2019	2018
Cash Sources:
Borrowings under revolving credit facility	$206,339	$190,000
Proceeds from issuance of senior notes	100,000	150,000
Net cash provided by operating activities(1)	88,586	57,242
Acquisitions, net of cash acquired and purchase price settlements	-	4,706
Proceeds from cold drink equipment	-	3,789
Proceeds from the sale of property, plant and equipment	823	3,047
Total cash sources	$395,748	$408,784

Cash Uses:
Payments on revolving credit facility	$186,339	$297,000
Payments on term loan facility and senior notes	132,500	-
Additions to property, plant and equipment	57,581	85,279
Payments of acquisition related contingent consideration	12,836	11,263
Cash dividends paid	4,682	4,671
Other distribution agreements	4,654	-
Principal payments on financing or capital lease obligations	4,261	4,194
Investment in CONA Services LLC	486	2,020
Debt issuance fees	265	1,535
Total cash uses	$403,604	$405,962
Net increase (decrease) in cash	$(7,856)	$2,822

(1)	Net cash provided by operating activities in the first half of 2018 included a net refund of income tax payments of $20.0 million.

Cash Flows From Operating Activities

During the first half of 2019, cash provided by operating activities was $88.6 million, which was an increase of $31.4 million as compared to the first half of 2018. The increase was primarily a result of improved financial results and continued focus on working capital needs in order to optimize free cash flow.

Cash Flows From Investing Activities

During the first half of 2019, cash used in investing activities was $61.9 million, which was a decrease of $13.9 million as compared to the first half of 2018. The decrease was driven primarily by a reduction in additions to property, plant and equipment, as we remain focused on making prudent long-term investments to support the growth of the Company.

Additions to property, plant and equipment were $57.6 million during the first half of 2019. As of June 30, 2019, $10.3 million of additions to property, plant and equipment were accrued in accounts payable, trade. The Company anticipates additions to property, plant and equipment for the remainder of 2019 will be in the range of $90 million to $125 million.

Additions to property, plant and equipment during the first half of 2018 were $85.3 million. As of July 1, 2018, $4.2 million of additions to property, plant and equipment were accrued in accounts payable, trade.

Cash Flows From Financing Activities

During the first half of 2019, cash used in financing activities was $34.5 million and during the first half of 2018, cash provided by financing activities was $21.3 million. The change was primarily driven by net repayments on borrowings in the first half of 2019, stemming from improved financial results.

The Company had cash payments for acquisition related contingent consideration of $12.8 million during the first half of 2019 and $11.3 million during the first half of 2018. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $25 million to $49 million.

On April 10, 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife and certain of its affiliates pursuant to a Note Purchase and Private Shelf Agreement dated January 23, 2019 between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears, commencing on July 10, 2019, and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

In 2018, the Company sold $150 million aggregate principal amount of senior unsecured notes due 2030 to NYL Investors LLC (“NYL”) and certain of its affiliates pursuant to the Note Purchase and Private Shelf Agreement dated March 6, 2018 between the Company, NYL and the other parties thereto. These notes bear interest at 3.96%, payable quarterly in arrears, and will mature on March 21, 2030, unless earlier redeemed by the Company. The Company used the proceeds for general corporate purposes.

Significant Accounting Policies

See Note 1, Note 3 and Note 9 to the condensed consolidated financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative comprised of Coca‑Cola bottlers, and has guaranteed $23.9 million of SAC’s debt as of June 30, 2019. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 20 to the condensed consolidated financial statements for additional information.

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

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The net impact of the commodity hedges on the condensed consolidated statements of operations was as follows:

	Second Quarter		First Half
(in thousands)	2019	2018	2019	2018
Cost of sales - increase/(decrease)	$7,784	$(459)	$5,795	$2,203
SD&A expenses - increase/(decrease)	388	(363)	(1,985)	(355)
Net impact	$8,172	$(822)	$3,810	$1,848

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

•

the Company’s expectation that certain real estate and equipment operating lease commitments will commence in the remainder of 2019, have lease terms of 5 to 10 years and that the additional lease liability associated with these future lease commitments is expected to be $16.0 million;

•

the Company’s belief that the ultimate disposition of various claims and legal proceedings which have arisen in the ordinary course of its business will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;
•	the Company’s belief that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance;
•

the Company’s belief that it has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months;

•	the Company’s belief that all the banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company;
•	the Company’s intention to refinance amounts due in the next twelve months under the term loan facility using the capacity under the revolving credit facility;
•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $57.9 million, assuming no change in volume;

•

the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but that such changes will not have a significant impact on the condensed consolidated financial statements;

•	the Company’s belief that optimizing its expanded distribution footprint will be a key area of focus in the short-term in order to manage this significant cost to its business;
•

the Company’s estimates of certain inputs used in its calculations, including estimated rates of return, estimates of bad debts and amounts that will ultimately be collected, and estimates of inputs used in the calculation and adjustment of the fair value of its acquisition related contingent consideration liability related to the distribution territories subject to sub-bottling fees, such as the amounts that will be paid by the Company in the future under the Company’s comprehensive beverage agreement and the Company’s WACC;

•

the Company’s belief that the range of undiscounted amounts it could pay annually under the acquisition related contingent consideration arrangements is expected to be between $25 million to $49 million;

•	the Company’s belief that the covenants in its nonpublic debt will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s belief that contributions to the two Company-sponsored pension plans is expected to be in the range of $1 million to $2 million for the remainder of 2019;
•

the Company’s belief that additions to property, plant and equipment for the remainder of 2019 are expected to be in the range of $90 million to $125 million and that total additions to property, plant and equipment in fiscal 2019 are expected to be in the range of $150 million to $180 million;

•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•

the Company’s belief that key priorities include acquisition synergies and cost optimization, revenue management, free cash flow generation and debt repayment, distribution network optimization and cost management;

•	the Company’s belief that the annualized effective tax rate for 2019 will be in the low 30% range;

•

the Company’s expectation that it will expand its West Memphis, Arkansas manufacturing plant by the end of fiscal 2020 and close its Memphis, Tennessee manufacturing plant upon completion of the West Memphis plant expansion and the Company’s expectation that the remaining costs associated with the closure of the Memphis, Tennessee manufacturing plant will not be material to the condensed consolidated financial statements; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of June 30, 2019, interest expense for the next twelve months would increase by approximately $3.7 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2018, as well as other factors discussed throughout this Quarterly Report, including, without limitation, the factors described under “Significant Accounting Policies” in our condensed consolidated financial statements, or in other filings or statements made by the Company. All the forward-looking statements in this Quarterly Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of June 30, 2019, interest expense for the next twelve months would increase by approximately $3.7 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

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

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $57.9 million assuming no change in volume.

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

Item 4.Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

Number	Description	Incorporated by Reference or Filed Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA‑COLA CONSOLIDATED, INC.
(REGISTRANT)

Date: August 6, 2019	By:	/s/ F. Scott Anthony
F. Scott Anthony
Executive Vice President and Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: August 6, 2019	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer of the Registrant)