Form 10-Q
period 2019-09-29
Coca-Cola Consolidated, Inc.
filed 2019-11-05
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 27, 2019, there were 7,141,447 shares of the registrant’s Common Stock, $1.00 par value, and 2,232,242 shares of the registrant’s Class B Common Stock, $1.00 par value, outstanding.

COCA‑COLA CONSOLIDATED, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter		First Nine Months
(in thousands, except per share data)	2019	2018	2019	2018
Net sales	$1,271,029	$1,204,033	$3,647,600	$3,488,793
Cost of sales	838,805	791,317	2,390,289	2,313,728
Gross profit	432,224	412,716	1,257,311	1,175,065
Selling, delivery and administrative expenses	378,378	368,312	1,116,097	1,129,979
Income from operations	53,846	44,404	141,214	45,086
Interest expense, net	10,965	12,827	35,846	37,617
Other income (expense), net	(20,711)	1,696	(67,743)	(3,612)
Gain on exchange transactions	-	10,170	-	10,170
Income before income taxes	22,170	43,443	37,625	14,027
Income tax expense	6,624	16,493	10,801	3,387
Net income	15,546	26,950	26,824	10,640
Less: Net income attributable to noncontrolling interest	2,540	1,786	5,279	3,594
Net income attributable to Coca-Cola Consolidated, Inc.	$13,006	$25,164	$21,545	$7,046

Basic net income per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.39	$2.69	$2.30	$0.75
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.39	$2.69	$2.30	$0.75
Weighted average number of Class B Common Stock shares outstanding	2,232	2,213	2,228	2,208

Diluted net income per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.38	$2.69	$2.29	$0.75
Weighted average number of Common Stock shares outstanding – assuming dilution	9,413	9,405	9,409	9,400

Class B Common Stock	$1.38	$2.68	$2.28	$0.74
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,272	2,264	2,268	2,259

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.75	$0.75
Class B Common Stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Net income	$15,546	$26,950	$26,824	$10,640

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	679	703	2,037	2,109
Prior service benefits	4	4	13	13
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	148	376	443	1,128
Prior service costs	(244)	(348)	(731)	(1,044)
Interest rate swap	(374)	-	(374)	-
Foreign currency translation adjustment	(17)	(1)	(21)	(7)
Other comprehensive income, net of tax	196	734	1,367	2,199

Comprehensive income	15,742	27,684	28,191	12,839
Less: Comprehensive income attributable to noncontrolling interest	2,540	1,786	5,279	3,594
Comprehensive income attributable to Coca-Cola Consolidated, Inc.	$13,202	$25,898	$22,912	$9,245

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	September 29, 2019	December 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$5,989	$13,548
Accounts receivable, trade	448,528	436,890
Allowance for doubtful accounts	(13,310)	(9,141)
Accounts receivable from The Coca-Cola Company	60,424	44,915
Accounts receivable, other	40,114	30,493
Inventories	231,752	210,033
Prepaid expenses and other current assets	78,397	70,680
Total current assets	851,894	797,418
Property, plant and equipment, net	957,197	990,532
Right of use assets - operating leases	115,981	-
Leased property under financing or capital leases, net	19,452	23,720
Other assets	111,021	115,490
Goodwill	165,903	165,903
Distribution agreements, net	882,167	900,383
Customer lists and other identifiable intangible assets, net	15,103	16,482
Total assets	$3,118,718	$3,009,928

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$14,929	$-
Current portion of obligations under financing or capital leases	9,209	8,617
Accounts payable, trade	191,780	152,040
Accounts payable to The Coca-Cola Company	130,916	112,425
Other accrued liabilities	191,296	250,246
Accrued compensation	67,639	72,316
Accrued interest payable	7,404	6,093
Total current liabilities	613,173	601,737
Deferred income taxes	132,428	127,174
Pension and postretirement benefit obligations	84,361	85,682
Other liabilities	658,610	609,135
Noncurrent portion of obligations under operating leases	101,884	-
Noncurrent portion of obligations under financing or capital leases	19,812	26,631
Long-term debt	1,027,343	1,104,403
Total liabilities	2,637,611	2,554,762
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 and 2,841,132 shares issued, respectively	2,860	2,839
Capital in excess of par value	128,983	124,228
Retained earnings	393,674	359,435
Accumulated other comprehensive loss	(95,618)	(77,265)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Consolidated, Inc.	378,849	358,187
Noncontrolling interest	102,258	96,979
Total equity	481,107	455,166
Total liabilities and equity	$3,118,718	$3,009,928

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Nine Months
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$26,824	$10,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing or capital leases	119,145	123,542
Fair value adjustment of acquisition related contingent consideration	62,017	1,584
Amortization of intangible assets and deferred proceeds, net	17,271	16,954
Loss on sale of property, plant and equipment	5,474	6,123
Deferred income taxes	5,254	9,903
Impairment of property, plant and equipment	4,144	299
Stock compensation expense	2,045	4,494
Amortization of debt costs	1,032	1,103
Gain on exchange transactions	-	(10,170)
Change in current assets less current liabilities	(54,263)	(120,421)
Change in other noncurrent assets	12,581	724
Change in other noncurrent liabilities	2,611	(18,762)
Other	448	17
Total adjustments	177,759	15,390
Net cash provided by operating activities	$204,583	$26,030

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisitions)	$(96,747)	$(113,104)
Other distribution agreements	(4,654)	-
Investment in CONA Services LLC	(1,713)	(2,098)
Proceeds from the sale of property, plant and equipment	1,028	3,555
Proceeds from cold drink equipment	-	3,789
Acquisition of distribution territories and regional manufacturing plants, net of cash acquired and purchase price settlements	-	1,811
Net cash used in investing activities	$(102,086)	$(106,047)

Cash Flows from Financing Activities:
Payments on revolving credit facility	$(376,339)	$(322,000)
Borrowings under revolving credit facility	331,339	285,000
Payments on term loan facility and senior notes	(132,500)	(7,500)
Proceeds from issuance of senior notes	100,000	150,000
Payments of acquisition related contingent consideration	(18,784)	(18,312)
Cash dividends paid	(7,026)	(7,014)
Payments on financing or capital lease obligations	(6,441)	(6,191)
Debt issuance fees	(305)	(1,531)
Net cash provided by (used in) financing activities	$(110,056)	$72,452

Net decrease in cash	$(7,559)	$(7,565)
Cash at beginning of period	13,548	16,902
Cash at end of period	$5,989	$9,337

Significant noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$39,213	$-
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	8,909	4,081
Issuance of Class B Common Stock in connection with stock award	4,776	3,831

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income	-	-	-	7,046	-	-	-	7,046	3,594	10,640
Other comprehensive income, net of tax	-	-	-	-	2,199	-	-	2,199	-	2,199
Cash dividends paid:
Common Stock ($0.75 per share)	-	-	-	(5,357)	-	-	-	(5,357)	-	(5,357)
Class B Common Stock ($0.75 per share)	-	-	-	(1,657)	-	-	-	(1,657)	-	(1,657)
Issuance of 20,296 shares of Class B Common Stock	-	20	3,811	-	-	-	-	3,831	-	3,831
Balance on September 30, 2018	$10,204	$2,839	$124,228	$388,750	$(92,003)	$(60,845)	$(409)	$372,764	$95,799	$468,563

Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income	-	-	-	21,545	-	-	-	21,545	5,279	26,824
Other comprehensive income, net of tax	-	-	-	-	1,367	-	-	1,367	-	1,367
Cash dividends paid:
Common Stock ($0.75 per share)	-	-	-	(5,356)	-	-	-	(5,356)	-	(5,356)
Class B Common Stock ($0.75 per share)	-	-	-	(1,670)	-	-	-	(1,670)	-	(1,670)
Issuance of 19,224 shares of Class B Common Stock	-	21	4,755	-	-	-	-	4,776	-	4,776
Reclassification of stranded tax effects	-	-	-	19,720	(19,720)	-	-	-	-	-
Balance on September 29, 2019	$10,204	$2,860	$128,983	$393,674	$(95,618)	$(60,845)	$(409)	$378,849	$102,258	$481,107

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Significant Accounting Policies and New Accounting Pronouncements

The condensed consolidated financial statements include the accounts of Coca‑Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•	The financial position as of September 29, 2019 and December 30, 2018.
•

The results of operations and comprehensive income for the 13 week periods ended September 29, 2019 (the “third quarter” of fiscal 2019 (“2019”)) and September 30, 2018 (the “third quarter” of fiscal 2018 (“2018”)), and the 39 week periods ended September 29, 2019 (the “first nine months” of 2019) and September 30, 2018 (the “first nine months” of 2018).

•	The changes in cash flows and equity for the first nine months of 2019 and the first nine months of 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (the “lease standard”). The lease standard requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company adopted the lease standard in the first quarter of 2019 using the optional transition method. See Note 9 to the condensed consolidated financial statements for additional information on the Company’s adoption of the lease standard.

Recently Issued Pronouncements

In June 2016, the FASB issued ASU 2016‑13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016‑13 will have on its condensed consolidated financial statements.

2.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

As of September 29, 2019, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of the Company’s Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Class B Common Stock which they control, representing approximately 86% of the total voting power of the Company’s combined Common Stock and Class B Common Stock, in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$306,588	$341,949	$893,123	$904,244
Customer marketing programs	36,597	34,005	109,110	110,062
Cold drink equipment parts	4,519	7,958	18,568	22,188
Brand investment programs	3,616	2,546	10,209	6,440

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$25,931	$22,632	$74,954	$65,325
Fountain delivery and equipment repair fees	10,873	10,199	31,507	29,899
Presence marketing funding support on the Company’s behalf	2,879	1,108	7,816	6,203
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	1,602	1,937	3,952	7,663
Cold drink equipment	-	-	-	3,789

As part of The Coca‑Cola Company’s plans to refranchise its North American bottling territories, the Company completed a series of transactions from April 2013 to October 2017 with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc., an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing plants and related manufacturing assets.

In fiscal 2017, The Coca‑Cola Company agreed to provide the Company a fee to compensate the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at certain manufacturing plants owned by Company (the “Legacy Facilities Credit”). The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing plant divested in fiscal 2017 and the remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next 12 months is classified as current.

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

Sub-bottling payments to CCR were $18.8 million during the first nine months of 2019 and $18.3 million during the first nine months of 2018. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	September 29, 2019	December 30, 2018
Current portion of acquisition related contingent consideration	$28,583	$32,993
Noncurrent portion of acquisition related contingent consideration	396,608	349,905
Total acquisition related contingent consideration	$425,191	$382,898

Upon the conversion of the Company’s then-existing bottling agreements in fiscal 2017 pursuant to the CBA, the Company received a fee from CCR (the “Territory Conversion Fee”). The Territory Conversion Fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next 12 months is classified as current.

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $23.2 million as of September 29, 2019 and $23.6 million as of December 30, 2018.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.2 million as of both September 29, 2019 and December 30, 2018.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $7.0 million in the first nine months of 2019 and $6.8 million in the first nine months of 2018.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $8.0 million on September 29, 2019 and $10.4 million on December 30, 2018, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $1.7 million in the first nine months of 2019 and $2.2 million in the first nine months of 2018, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $9.7 million as of September 29, 2019 and $8.0 million as of December 30, 2018.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $17.7 million in the first nine months of 2019 and $15.5 million in the first nine months of 2018.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the majority stockholder and Morgan H. Everett, Senior Vice President and a director of the Company, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease agreement is subject to adjustment for increases in the Consumer Price Index (the “CPI”) and the lease expires on December 31, 2021. The principal balance outstanding under this lease was $7.6 million on September 29, 2019 and $9.9 million on December 30, 2018.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One, which is directly and indirectly owned by trusts of which J. Frank Harrison, III, and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under this lease agreement is subject to an adjustment for an inflation factor and the lease expires on December 31, 2020. The principal balance outstanding under this lease was $5.3 million on September 29, 2019 and $8.1 million on December 30, 2018.

A summary of rental payments related to these leases is as follows:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Company headquarters	$1,132	$1,110	$3,393	$3,346
Snyder Production Center	1,080	1,049	3,241	3,147

3.Segments

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM. The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Net sales:
Nonalcoholic Beverages(1)	$1,236,261	$1,172,584	$3,547,373	$3,405,288
All Other	92,501	93,493	275,358	273,490
Eliminations(2)	(57,733)	(62,044)	(175,131)	(189,985)
Consolidated net sales	$1,271,029	$1,204,033	$3,647,600	$3,488,793

Income from operations:
Nonalcoholic Beverages	$48,248	$39,361	$120,613	$32,705
All Other	5,598	5,043	20,601	12,381
Consolidated income from operations	$53,846	$44,404	$141,214	$45,086

Depreciation and amortization:
Nonalcoholic Beverages	$43,067	$44,050	$128,986	$133,095
All Other	2,521	2,539	7,430	7,401
Consolidated depreciation and amortization	$45,588	$46,589	$136,416	$140,496

(1)

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Net sales and SD&A expenses were revised by $7.6 million in the third quarter of 2018 and $22.2 million in the first nine months of 2018. See Note 4 to the condensed consolidated financial statements for additional information.

(2)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

4.Revenue Recognition

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 96% of the Company’s net sales in the first nine months of 2019 and approximately 97% of the Company’s net sales in the first nine months of 2018. Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,224,653	$1,160,648	$3,512,901	$3,372,049
Total point in time net sales	$1,224,653	$1,160,648	$3,512,901	$3,372,049

Over time net sales:
Nonalcoholic Beverages - over time	$11,608	$11,936	$34,472	$33,239
All Other - over time	34,768	31,449	100,227	83,505
Total over time net sales	$46,376	$43,385	$134,699	$116,744

Total net sales	$1,271,029	$1,204,033	$3,647,600	$3,488,793

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

Allowance payments made to customers can be conditional on the achievement of sales volume targets and/or marketing commitments. Payments made in advance are recorded as prepayments and amortized in the condensed consolidated statements of operations over the relevant period for which the customer commitment is made. In the event there is no separate identifiable benefit or the fair value of such benefit cannot be established, the amortization of the prepayment is included as a reduction to net sales.

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Management believes the effect on previously reported financial statements is not material. In addition, management believes the revised presentation provides consistency with other companies that operate in the beverage industry. Net sales and SD&A expenses were revised by $7.6 million in the third quarter of 2018 and $22.2 million in the first nine months of 2018. The revision had no impact to net income or net income per share.

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns, which was classified as allowance for doubtful accounts in the condensed consolidated balance sheets, was $3.6 million as of September 29, 2019 and $2.3 million as of December 30, 2018. Returned product is recognized as a reduction of net sales.

5.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
(in thousands, except per share data)	2019	2018	2019	2018
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Consolidated, Inc.	$13,006	$25,164	$21,545	$7,046
Less dividends:
Common Stock	1,786	1,787	5,356	5,357
Class B Common Stock	558	556	1,670	1,657
Total undistributed earnings	$10,662	$22,821	$14,519	$32

Common Stock undistributed earnings – basic	$8,123	$17,422	$11,066	$24
Class B Common Stock undistributed earnings – basic	2,539	5,399	3,453	8
Total undistributed earnings – basic	$10,662	$22,821	$14,519	$32

Common Stock undistributed earnings – diluted	$8,089	$17,327	$11,019	$24
Class B Common Stock undistributed earnings – diluted	2,573	5,494	3,500	8
Total undistributed earnings – diluted	$10,662	$22,821	$14,519	$32

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,787	$5,356	$5,357
Common Stock undistributed earnings – basic	8,123	17,422	11,066	24
Numerator for basic net income per Common Stock share	$9,909	$19,209	$16,422	$5,381

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$556	$1,670	$1,657
Class B Common Stock undistributed earnings – basic	2,539	5,399	3,453	8
Numerator for basic net income per Class B Common Stock share	$3,097	$5,955	$5,123	$1,665

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,787	$5,356	$5,357
Dividends on Class B Common Stock assumed converted to Common Stock	558	556	1,670	1,657
Common Stock undistributed earnings – diluted	10,662	22,821	14,519	32
Numerator for diluted net income per Common Stock share	$13,006	$25,164	$21,545	$7,046

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$556	$1,670	$1,657
Class B Common Stock undistributed earnings – diluted	2,573	5,494	3,500	8
Numerator for diluted net income per Class B Common Stock share	$3,131	$6,050	$5,170	$1,665

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,213	2,228	2,208

	Third Quarter		First Nine Months
(in thousands, except per share data)	2019	2018	2019	2018
Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,413	9,405	9,409	9,400
Class B Common Stock weighted average shares outstanding – diluted	2,272	2,264	2,268	2,259

Basic net income per share:
Common Stock	$1.39	$2.69	$2.30	$0.75
Class B Common Stock	$1.39	$2.69	$2.30	$0.75

Diluted net income per share:
Common Stock	$1.38	$2.69	$2.29	$0.75
Class B Common Stock	$1.38	$2.68	$2.28	$0.74

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

(4)

The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of the Company’s Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of shares relative to such award are prospectively removed from the denominator for the calculation of diluted net income per share.

(5)	The Company does not have anti-dilutive shares.

6.Inventories

Inventories consisted of the following:

(in thousands)	September 29, 2019	December 30, 2018
Finished products	$155,338	$135,561
Manufacturing materials	38,434	39,840
Plastic shells, plastic pallets and other inventories	37,980	34,632
Total inventories	$231,752	$210,033

7.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 29, 2019	December 30, 2018
Repair parts	$28,977	$26,846
Prepayments for sponsorship contracts	12,873	7,557
Current portion of income taxes	8,959	6,637
Prepaid marketing	6,682	6,097
Prepaid software	5,446	6,553
Other prepaid expenses and other current assets	15,460	16,990
Total prepaid expenses and other current assets	$78,397	$70,680

8.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	September 29, 2019	December 30, 2018	Estimated Useful Lives
Land	$77,980	$78,242
Buildings	221,731	218,846	8-50 years
Machinery and equipment	342,872	328,034	5-20 years
Transportation equipment	392,951	372,895	4-20 years
Furniture and fixtures	91,967	89,439	3-10 years
Cold drink dispensing equipment	497,095	491,161	5-17 years
Leasehold and land improvements	138,197	132,837	5-20 years
Software for internal use	127,020	122,604	3-10 years
Construction in progress	14,852	15,142
Total property, plant and equipment, at cost	1,904,665	1,849,200
Less: Accumulated depreciation and amortization	947,468	858,668
Property, plant and equipment, net	$957,197	$990,532

9.Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements and also leases certain warehouse space under financing lease agreements. The Company adopted the lease standard using the optional transition method on December 31, 2018, the transition date, and elected to adopt the following practical expedients as accounting policy upon initial adoption of the lease standard:

•	Short-term lease exception: Allows the Company to not recognize leases with a contractual term of less than 12 months on its condensed consolidated balance sheets.
•

Election to not separate non-lease components: Allows the Company to not separate lease and non-lease components and to account for both components as a single component, recognized on its condensed consolidated balance sheets.

•

Package of practical expedients for transition: Allows the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) any initial direct costs for any existing leases as of the transition date.

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

•

Lease term: The Company does not recognize leases with a contractual term of less than 12 months on its condensed consolidated balance sheets. Lease expense for these short-term leases is expensed on a straight-line basis over the lease term.

•

Rent increases or escalation clauses: Certain leases contain scheduled rent increases or escalation clauses, which can be based on the CPI or other rates. The Company assesses each contract individually and applies the appropriate variable payments based on the terms of the agreement.

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

•

Option to terminate: Certain leases include the option to terminate the lease prior to its scheduled expiration. This allows a contractually bound party to terminate its obligation under the lease contract, typically in return for an agreed-upon financial consideration. The terms and conditions of the termination options vary by contract.

•	Residual value guarantees, restrictions or covenants: The Company’s lease agreements do not contain residual value guarantees, restrictions or covenants.

Following is a summary of the weighted average remaining lease term and weighted average discount rate for the Company’s population of leases as of September 29, 2019:

	Operating Leases	Financing Leases
Weighted average remaining lease term	10.2 years	4.9 years
Weighted average discount rate	4.1%	5.7%

As of September 29, 2019, the Company had one real estate operating lease commitment that had not yet commenced. This lease commitment is expected to commence during the fourth quarter of 2019 and have a lease term of five years. The additional lease liability associated with this lease commitment is expected to be approximately $0.3 million.

Following is a summary of balances related to the Company’s lease portfolio within the Company’s condensed consolidated statements of operations for the third quarter and the first nine months of 2019:

(in thousands)	Third Quarter 2019	First Nine Months 2019
Cost of sales impact:
Operating leases costs	$1,356	$4,039
Short-term and variable leases	2,814	7,393
Depreciation expense from financing leases(1)	353	1,060
Total cost of sales impact	$4,523	$12,492

Selling, delivery and administrative expenses impact:
Operating leases costs	$3,717	$9,639
Short-term and variable leases	838	2,676
Depreciation expense from financing leases(1)	1,139	3,415
Total selling, delivery and administrative expenses impact	$5,694	$15,730

Interest expense, net impact:
Interest expense on financing lease obligations(2)	$666	$2,083
Total interest expense, net impact	$666	$2,083

Total lease cost	$10,883	$30,305

(1)

During the third quarter of 2018, the Company had depreciation expense from capital leases of $0.3 million and $1.1 million in cost of sales and SD&A expenses, respectively. During the first nine months of 2018, the Company had depreciation expense from capital leases of $1.0 million and $3.4 million in cost of sales and SD&A expenses, respectively.

(2)	The Company had interest expense on capital lease obligations of $0.8 million during the third quarter of 2018 and $2.6 million during the first nine months of 2018.

The future minimum lease payments related to the Company’s lease portfolio include renewal options the Company has determined to be reasonably assured and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of September 29, 2019:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2019	$4,556	$2,612	$7,168
2020	19,387	10,611	29,998
2021	17,386	6,215	23,601
2022	13,965	2,694	16,659
2023	11,702	2,750	14,452
Thereafter	78,543	8,213	86,756
Total minimum lease payments including interest	$145,539	$33,095	$178,634
Less: Amounts representing interest	28,726	4,074	32,800
Present value of minimum lease principal payments	116,813	29,021	145,834
Less: Current portion of lease liabilities - operating and financing leases	14,929	9,209	24,138
Noncurrent portion of lease liabilities - operating and financing leases	$101,884	$19,812	$121,696

Following is a summary of future minimum lease payments for all noncancelable operating leases and capital leases as of December 30, 2018:

(in thousands)	Operating Leases	Capital Leases	Total
2019	$14,146	$10,434	$24,580
2020	13,526	10,613	24,139
2021	12,568	6,218	18,786
2022	11,161	2,697	13,858
2023	10,055	2,753	12,808
Thereafter	33,805	8,106	41,911
Total minimum lease payments including interest	$95,261	$40,821	$136,082
Less: Amounts representing interest		5,573
Present value of minimum lease principal payments		35,248
Less: Current portion of lease liabilities - capital leases		8,617
Noncurrent portion of lease liabilities - capital leases		$26,631

Following is a summary of balances related to the Company’s lease portfolio within the Company’s condensed consolidated statement of cash flows for the first nine months of 2019:

(in thousands)	First Nine Months 2019
Cash flows from operating activities impact:
Operating leases	$13,576
Interest payments on financing lease obligations(1)	2,083
Total cash flows from operating activities impact	$15,659

Cash flows from financing activities impact:
Principal payments on financing lease obligations(1)	$6,441
Total cash flows from financing activities impact	$6,441

(1)	During the first nine months of 2018, the Company had interest payments on capital lease obligations of $2.6 million and principal payments on capital lease obligations of $6.0 million.

10.Goodwill

A reconciliation of the activity for goodwill for the first nine months of 2019 and the first nine months of 2018 is as follows:

	First Nine Months
(in thousands)	2019	2018
Beginning balance - goodwill	$165,903	$169,316
Measurement period adjustments(1)	-	(3,413)
Ending balance - goodwill	$165,903	$165,903

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

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performs its annual impairment test of goodwill as of the first day of the fourth quarter of each fiscal year. During the first nine months of 2019, the Company did not experience any triggering events or changes in circumstances indicating the carrying amount of the Company’s goodwill exceeded its fair value.

11.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	September 29, 2019	December 30, 2018
Distribution agreements at cost	$950,549	$950,559
Less: Accumulated amortization	(68,382)	(50,176)
Distribution agreements, net	$882,167	$900,383

A reconciliation of the activity for distribution agreements, net for the first nine months of 2019 and the first nine months of 2018 is as follows:

	First Nine Months
(in thousands)	2019	2018
Beginning balance - distribution agreements, net	$900,383	$913,352
Other distribution agreements	(10)	1,668
Measurement period adjustments(1)	-	4,700
Additional accumulated amortization	(18,206)	(17,889)
Ending balance - distribution agreements, net	$882,167	$901,831

(1)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement for distribution territories acquired or exchanged by the Company in October 2017 as part of the System Transformation. All final post-closing adjustments for this transaction were completed during 2018.

12.Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight-line basis and have an estimated useful life of 5 to 12 years, consisted of the following:

(in thousands)	September 29, 2019	December 30, 2018
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	(10,185)	(8,806)
Customer lists and other identifiable intangible assets, net	$15,103	$16,482

13.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 29, 2019	December 30, 2018
Accrued insurance costs	$43,610	$37,916
Accrued marketing costs	31,550	31,475
Current portion of acquisition related contingent consideration	28,583	32,993
Employee and retiree benefit plan accruals	26,858	29,300
Checks and transfers yet to be presented for payment from zero balance cash accounts	19,669	72,701
Accrued taxes (other than income taxes)	11,087	4,577
Commodity hedges at fair market value	7,240	10,305
Current deferred proceeds from Territory Conversion Fee	2,286	2,286
All other accrued expenses	20,413	28,693
Total other accrued liabilities	$191,296	$250,246

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

		Third Quarter		First Nine Months
(in thousands)	Classification of Gain (Loss)	2019	2018	2019	2018
Commodity hedges	Cost of sales	$487	$(260)	$(482)	$(2,776)
Commodity hedges	Selling, delivery and administrative expenses	(74)	(209)	2,575	(363)
Total gain (loss)		$413	$(469)	$2,093	$(3,139)

The following table summarizes the fair values and classification in the condensed consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	September 29, 2019	December 30, 2018
Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$7,240	$10,305
Commodity hedges at fair market value	Other liabilities	972	-
Total liabilities		$8,212	$10,305

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

The following table summarizes the Company’s gross derivative assets and gross derivative liabilities in the condensed consolidated balance sheets:

(in thousands)	September 29, 2019	December 30, 2018
Gross derivative assets	$9,333	$28,305
Gross derivative liabilities	17,545	38,610

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	September 29, 2019	December 30, 2018
Notional amount of outstanding commodity derivative agreements	$138,989	$168,388
Latest maturity date of outstanding commodity derivative agreements	December 2020	December 2019

15.Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	September 29, 2019
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$38,920	$38,920	$38,920	$-	$-
Liabilities:
Deferred compensation plan liabilities	38,920	38,920	38,920	-	-
Commodity hedging agreements	8,212	8,212	-	8,212	-
Nonpublic variable rate debt	304,706	305,000	-	305,000	-
Nonpublic fixed rate debt	374,710	383,700	-	383,700	-
Public debt securities	347,927	369,800	-	369,800	-
Acquisition related contingent consideration	425,191	425,191	-	-	425,191

	December 30, 2018
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,160	$33,160	$33,160	$-	$-
Liabilities:
Deferred compensation plan liabilities	33,160	33,160	33,160	-	-
Commodity hedging agreements	10,305	10,305	-	10,305	-
Nonpublic variable rate debt	372,074	372,500	-	372,500	-
Nonpublic fixed rate debt	274,717	261,200	-	261,200	-
Public debt securities	457,612	455,400	-	455,400	-
Acquisition related contingent consideration	382,898	382,898	-	-	382,898

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

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Beginning balance - Level 3 liability	$412,450	$374,537	$382,898	$381,291
Measurement period adjustments(1)	-	(1,279)	-	813
Payments of acquisition related contingent consideration	(5,948)	(7,049)	(18,784)	(18,312)
Reclassification to current payables	(60)	-	(940)	(1,540)
Increase (decrease) in fair value	18,749	(2,373)	62,017	1,584
Ending balance - Level 3 liability	$425,191	$363,836	$425,191	$363,836

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

The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2019 was primarily driven by a decrease in the discount rate and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2018 was primarily driven by changes to the discount rate and future cash flow projections of the distribution territories subject to sub-bottling fees, partially offset by cash payments. These fair value adjustments were recorded in other income (expense), net in the condensed consolidated statements of operations.

The anticipated amount the Company could pay annually under acquisition related contingent consideration arrangements is expected to be in the range of $25 million to $49 million.

16.Income Taxes

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 28.7% for the first nine months of 2019 and 24.1% for the first nine months of 2018. The increase in the effective income tax rate was primarily driven by non-recurring favorable adjustments resulting from the adoption of the Tax Act included in the Company’s 2017 federal income tax return filed during the third quarter of 2018.

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 33.4% for the first nine months of 2019 and 32.5% for the first nine months of 2018.

The Company had uncertain tax positions, including accrued interest, of $2.5 million on September 29, 2019 and $3.1 million on December 30, 2018, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the condensed consolidated financial statements.

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

The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Service cost	$1,207	$1,412	$3,620	$4,237
Interest cost	3,063	2,856	9,188	8,568
Expected return on plan assets	(2,574)	(3,853)	(7,722)	(11,557)
Recognized net actuarial loss	901	934	2,702	2,800
Amortization of prior service cost	5	6	17	18
Net periodic pension cost	$2,602	$1,355	$7,805	$4,066

The Company contributed $4.9 million to the two Company-sponsored pension plans during the third quarter of 2019 and does not anticipate making additional contributions during the fourth quarter of 2019.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during covered employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Service cost	$389	$502	$1,167	$1,507
Interest cost	694	696	2,080	2,088
Recognized net actuarial loss	196	499	587	1,497
Amortization of prior service cost	(324)	(462)	(970)	(1,386)
Net periodic postretirement benefit cost	$955	$1,235	$2,864	$3,706

18.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 29, 2019	December 30, 2018
Noncurrent portion of acquisition related contingent consideration	$396,608	$349,905
Accruals for executive benefit plans	138,207	126,103
Noncurrent deferred proceeds from Territory Conversion Fee	83,448	85,163
Noncurrent deferred proceeds from Legacy Facilities Credit	29,769	30,369
Other	10,578	17,595
Total other liabilities	$658,610	$609,135

19.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public or Nonpublic	September 29, 2019	December 30, 2018
Senior notes(1)	4/15/2019	7.00%	Semi-annually	Public	$-	$110,000
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	270,000	292,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	35,000	80,000
Senior notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	-
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior notes(3)	4/15/2019				-	(78)
Unamortized discount on senior notes(3)	11/25/2025				(54)	(61)
Debt issuance costs					(2,603)	(2,958)
Long-term debt					$1,027,343	$1,104,403

(1)

The senior notes due in 2019 were refinanced on April 10, 2019 using proceeds from the issuance of the senior notes due in 2026 (as discussed below). The Company intends to refinance principal payments due in the next 12 months under the term loan facility, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next 12 months were classified as noncurrent.

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

In April 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates pursuant to a Note Purchase and Private Shelf Agreement dated January 23, 2019 between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears on each January 10, April 10, July 10 and October 10, commencing on July 10, 2019, and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

In July 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and is not expected to be material to the condensed consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt were issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of September 29, 2019. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 22.2 million cases of finished product from SAC in both the first nine months of 2019 and the first nine months of 2018.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Purchases from Southeastern	$31,178	$32,379	$102,118	$92,613
Purchases from SAC	42,870	38,569	120,309	117,729
Total purchases from manufacturing cooperatives	$74,048	$70,948	$222,427	$210,342

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2021. The amounts guaranteed were $23.9 million on both September 29, 2019 and December 30, 2018. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investment in SAC was identified as of September 29, 2019, and there was no impairment identified in 2018.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on both September 29, 2019 and December 30, 2018.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of September 29, 2019, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $197.6 million.

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

21.Capital Transactions

During the first quarter of each year presented, J. Frank Harrison, III received shares of the Company’s Class B Common Stock in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during the prior year, pursuant to a ten-year performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in the first quarter of 2019. As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash each year to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of the Company’s Class B Common Stock outstanding. A summary of the awards issued in 2019 and 2018 is as follows:

	Fiscal Year
	2019	2018
Date of approval for award	March 5, 2019	March 6, 2018
Fiscal year of service covered by award	2018	2017
Shares settled in cash to satisfy tax withholding obligations	15,476	16,504
Increase in Class B Common Stock shares outstanding	19,224	20,296
Total Class B Common Stock awarded	34,700	36,800

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized based on the closing price of the Company’s Common Stock on the last trading day prior to the end of each fiscal period, was $2.0 million in the first nine months of 2019 and $4.5 million in the first nine months of 2018.

In 2018, the Compensation Committee of the Company’s Board of Directors (the “Committee”) and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”), which compensates J. Frank Harrison, III based on the Company’s performance. The Long-Term Performance Equity Plan succeeded the Performance Unit Award Agreement upon its expiration. Awards granted under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Committee. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in SD&A expenses on the condensed consolidated statements of operations, was $10.3 million in the first nine months of 2019 and $1.5 million in the first nine months of 2018.

22.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for the third quarter of 2019 and the third quarter of 2018 is as follows:

(in thousands)	June 30, 2019	Pre-tax Activity	Tax Effect	September 29, 2019
Net pension activity:
Actuarial loss	$(71,332)	$901	$(222)	$(70,653)
Prior service costs	(15)	5	(1)	(11)
Net postretirement benefits activity:
Actuarial loss	(4,607)	196	(48)	(4,459)
Prior service costs	(136)	(324)	80	(380)
Interest rate swap	-	(496)	122	(374)
Foreign currency translation adjustment	(4)	(23)	6	(21)
Reclassification of stranded tax effects	(19,720)	-	-	(19,720)
Total	$(95,814)	$259	$(63)	$(95,618)

(in thousands)	July 1, 2018	Pre-tax Activity	Tax Effect	September 30, 2018
Net pension activity:
Actuarial loss	$(77,212)	$934	$(231)	$(76,509)
Prior service costs	(34)	6	(2)	(30)
Net postretirement benefits activity:
Actuarial loss	(16,547)	499	(123)	(16,171)
Prior service costs	1,048	(462)	114	700
Foreign currency translation adjustment	8	(2)	1	7
Total	$(92,737)	$975	$(241)	$(92,003)

A summary of AOCI(L) for the first nine months of 2019 and the first nine months of 2018 is as follows:

(in thousands)	December 30, 2018	Pre-tax Activity	Tax Effect	September 29, 2019
Net pension activity:
Actuarial loss	$(72,690)	$2,702	$(665)	$(70,653)
Prior service costs	(24)	17	(4)	(11)
Net postretirement benefits activity:
Actuarial loss	(4,902)	587	(144)	(4,459)
Prior service costs	351	(970)	239	(380)
Interest rate swap	-	(496)	122	(374)
Foreign currency translation adjustment	-	(26)	5	(21)
Reclassification of stranded tax effects	-	-	(19,720)	(19,720)
Total	$(77,265)	$1,814	$(20,167)	$(95,618)

(in thousands)	December 31, 2017	Pre-tax Activity	Tax Effect	September 30, 2018
Net pension activity:
Actuarial loss	$(78,618)	$2,800	$(691)	$(76,509)
Prior service costs	(43)	18	(5)	(30)
Net postretirement benefits activity:
Actuarial loss	(17,299)	1,497	(369)	(16,171)
Prior service costs	1,744	(1,386)	342	700
Foreign currency translation adjustment	14	(10)	3	7
Total	$(94,202)	$2,919	$(720)	$(92,003)

A summary of the impact of AOCI(L) on certain statements of operations line items is as follows:

	Third Quarter 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$265	$(67)	$-	$-	$198
Selling, delivery and administrative expenses	641	(61)	(496)	(23)	61
Subtotal pre-tax	906	(128)	(496)	(23)	259
Income tax expense	223	(32)	(122)	(6)	63
Total after tax effect	$683	$(96)	$(374)	$(17)	$196

	Third Quarter 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$217	$6	$-	$223
Selling, delivery and administrative expenses	723	31	(2)	752
Subtotal pre-tax	940	37	(2)	975
Income tax expense	233	9	(1)	241
Total after tax effect	$707	$28	$(1)	$734

	First Nine Months 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$794	$(200)	$-	$-	$594
Selling, delivery and administrative expenses	1,925	(183)	(496)	(26)	1,220
Subtotal pre-tax	2,719	(383)	(496)	(26)	1,814
Income tax expense	669	(95)	(122)	(5)	447
Total after tax effect	$2,050	$(288)	$(374)	$(21)	$1,367

	First Nine Months 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$648	$19	$-	$667
Selling, delivery and administrative expenses	2,170	92	(10)	2,252
Subtotal pre-tax	2,818	111	(10)	2,919
Income tax expense	696	27	(3)	720
Total after tax effect	$2,122	$84	$(7)	$2,199

23.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
(in thousands)	2019	2018
Accounts receivable, trade, net	$(7,469)	$(34,899)
Accounts receivable from The Coca-Cola Company	(15,509)	(2,083)
Accounts receivable, other	(9,621)	10,328
Inventories	(21,719)	(46,274)
Prepaid expenses and other current assets	(8,478)	8,951
Accounts payable, trade	44,506	3,749
Accounts payable to The Coca-Cola Company	23,155	(15,222)
Other accrued liabilities	(58,493)	(33,712)
Accrued compensation	(1,946)	(15,496)
Accrued interest payable	1,311	4,237
Change in current assets less current liabilities (exclusive of acquisitions)	$(54,263)	$(120,421)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The condensed consolidated financial statements presented are:

•	The financial position as of September 29, 2019 and December 30, 2018.
•

The results of operations and comprehensive income for the 13 week periods ended September 29, 2019 (the “third quarter” of fiscal 2019 (“2019”)) and September 30, 2018 (the “third quarter” of fiscal 2018 (“2018”)), and the 39 week periods ended September 29, 2019 (the “first nine months” of 2019) and September 30, 2018 (the “first nine months” of 2018).

•	The changes in cash flows and equity for the first nine months of 2019 and the first nine months of 2018.

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

Executive Summary

Revenue grew 5.6% in the third quarter of 2019, driven primarily by a 4.6% increase in volume, with strong performance in both Sparkling and Still categories. We cycled pricing initiatives that were implemented in the third quarter of 2018, thereby reducing the contribution from pricing as compared to the revenue growth in the first half of 2019. Revenue from our bottle/can Sparkling beverages increased 6.1% in the third quarter of 2019 as our Sparkling brands continue to demonstrate strength across our markets. Revenue from our Still beverages grew 9.4% in the third quarter of 2019, driven primarily by growth in our Sports Drinks category related to the introduction of BodyArmor products into our portfolio in the fourth quarter of 2018. Revenue grew 4.6% in the first nine months of 2019 through a combination of increased pricing, a continued product mix shift to higher revenue products and a 1.8% increase in physical case volume.

Gross margin declined 30 basis points in the third quarter of 2019 to 34.0%. On an adjusted basis, as defined in the “Adjusted Non‑GAAP Results” section below, gross margin declined 10 basis points versus the third quarter of 2018. The slight decline in gross margin can be attributed to the continued shift in product mix from Sparkling beverages to Still products, as well as certain costs incurred to optimize our manufacturing operations. Gross margin for the first nine months of 2019 increased 80 basis points on both an actual and an adjusted basis. This improvement is primarily the result of successful pricing actions executed in the second half of 2018 to overcome rising input costs.

Selling, delivery and administrative (“SD&A”) expenses in the third quarter of 2019 increased $10.1 million, or 2.7%, versus the third quarter of 2018, largely driven by increased payroll and other benefits expenses. SD&A expenses as a percentage of net sales improved 80 basis points in the third quarter of 2019 versus the third quarter of 2018, due primarily to a $10.3 million reduction in expenses related to our system transformation work, which concluded in the second quarter of 2019. Adjusted SD&A expenses in the third quarter of 2019 increased $18.8 million, or 5.2%, versus the third quarter of 2018, reflecting wage inflation and labor expense related to our higher volume. Our adjusted SD&A expenses as a percentage of net sales improved 10 basis points in the third quarter of 2019 versus the third quarter of 2018 (29.6% versus 29.7%, respectively).

Income from operations in the third quarter and the first nine months of 2019 was $53.8 million and $141.2 million, respectively. Adjusted income from operations was $58.7 million in the third quarter of 2019, an increase of $3.5 million from the third quarter of 2018. Adjusted income from operations was $157.0 million in the first nine months of 2019, an increase of $71.2 million from the same period last year.

Net income in the third quarter of 2019 was $13.0 million, compared to $25.2 million in the third quarter of 2018, a decline of $12.2 million. For the first nine months of 2019, net income increased $14.5 million compared to the first nine months of 2018. Net income for the third quarter and the first nine months of 2019 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven by changes in the discount rate and future cash flow projections. Fair value adjustments to this liability are non-cash in nature and a routine part of our quarterly financial closing process.

Capital spending for the first nine months of 2019 was $96.7 million. We continue to anticipate capital spending in fiscal 2019 will be in the range of $150 million to $180 million as we remain focused on making prudent, long-term investments to support future growth. Cash flows provided by operations for the first nine months of 2019 were $204.6 million, compared to $26.0 million in the same period of 2018. Improved cash generation continues to be a key management focus area as we strive to improve our profitability, reduce our financial leverage and further strengthen our balance sheet.

Areas of Emphasis

Key priorities for the Company include acquisition synergies and cost optimization, revenue management, free cash flow generation and debt repayment, distribution network optimization and cost management.

Acquisition Synergies and Cost Optimization: In October 2017, the Company completed a series of distribution territory and regional manufacturing plant acquisitions and exchanges with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc., a wholly-owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc., an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). As the Company continues to integrate these acquired territories and facilities into its operations, the Company remains focused on synergy and cost optimization opportunities across its business, including opportunities across its manufacturing network, distribution network and back office functions. The successful opening of a new, automated distribution facility in Erlanger, Kentucky and the planned consolidation of the Company’s two manufacturing plants in the Memphis, Tennessee region by the end of fiscal 2020 are two examples of the Company’s commitment to drive efficiency and reinvest for long-term growth. The Company anticipates identifying, investing against and executing these synergy and cost optimization opportunities will be a key driver of its results of operations.

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

Free Cash Flow Generation and Debt Repayment:  Upon completion of the System Transformation transactions in October 2017, the Company’s debt balance exceeded $1.1 billion. Generating free cash flow and reducing its debt balance will continue to be a key focus for the Company. The Company has several initiatives in place to optimize free cash flow, improve profitability and prudently manage its capital expenditures in order to generate strong free cash flow and reduce its financial leverage. During the first nine months of 2019, the Company reduced its net debt by more than $77 million.

Distribution Network Optimization and Cost Management:  Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs, including warehouse costs, were $465.7 million in the first nine months of 2019 and $458.7 million in the first nine months of 2018. Management of these costs will continue to be a key area of emphasis for the Company. The Company believes that optimizing its expanded distribution footprint will be a key area of focus in the short term in order to manage this significant cost to its business.

Results of Operations

Third Quarter Results

Our results of operations for the third quarter of 2019 and the third quarter of 2018 are highlighted in the table below and discussed in the following paragraphs:

	Third Quarter
(in thousands)	2019	2018	Change
Net sales	$1,271,029	$1,204,033	$66,996
Cost of sales	838,805	791,317	47,488
Gross profit	432,224	412,716	19,508
Selling, delivery and administrative expenses	378,378	368,312	10,066
Income from operations	53,846	44,404	9,442
Interest expense, net	10,965	12,827	(1,862)
Other income (expense), net	(20,711)	1,696	(22,407)
Gain on exchange transactions	-	10,170	(10,170)
Income before income taxes	22,170	43,443	(21,273)
Income tax expense	6,624	16,493	(9,869)
Net income	15,546	26,950	(11,404)
Less: Net income attributable to noncontrolling interest	2,540	1,786	754
Net income attributable to Coca-Cola Consolidated, Inc.	$13,006	$25,164	$(12,158)
Other comprehensive income, net of tax	196	734	(538)
Comprehensive income attributable to Coca-Cola Consolidated, Inc.	$13,202	$25,898	$(12,696)

Items Impacting Operations and Financial Condition

Third Quarter 2019

•	$18.7 million recorded in other income (expense), net as a result of an increase in the fair value of the Company’s acquisition related contingent consideration liability.

Third Quarter 2018

•	$10.4 million of expenses related to the System Transformation; and
•	$10.2 million net adjustment to the gain on exchange transactions as a result of final post-closing adjustments for the System Transformation transactions that closed during fiscal 2017.

Net Sales

Net sales increased $67.0 million, or 5.6%, to $1.27 billion in the third quarter of 2019, as compared to $1.20 billion in the third quarter of 2018. The increase in net sales was primarily attributable to the following (in millions):

Third Quarter 2019	Attributable to:
$46.9	Increase in net sales related to increased sales volume
25.9

Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences

(8.9)	Decrease in sales volume to other Coca-Cola bottlers
3.1	Other
$67.0	Total increase in net sales

Net sales by product category were as follows:

	Third Quarter
(in thousands)	2019	2018	% Change
Bottle/can sales:
Sparkling beverages (carbonated)	$657,507	$619,705	6.1%
Still beverages (noncarbonated, including energy products)	438,510	400,795	9.4%
Total bottle/can sales	1,096,017	1,020,500	7.4%

Other sales:
Sales to other Coca-Cola bottlers	83,250	92,139	(9.6)%
Post-mix and other	91,762	91,394	0.4%
Total other sales	175,012	183,533	(4.6)%

Total net sales	$1,271,029	$1,204,033	5.6%

Product category sales volume of physical cases in the third quarter of 2019 and the third quarter of 2018 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	Third Quarter		Bottle/Can Sales
Product Category	2019	2018	Volume % Change
Sparkling beverages	67.6%	67.8%	4.3%
Still beverages (including energy products)	32.4%	32.2%	5.2%
Total bottle/can sales volume	100.0%	100.0%	4.6%

As the Company introduces new products, it reassesses the category assigned at the SKU level, therefore categorization could differ from previously presented results to conform with current period categorization. Any differences are not considered material.

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping and handling costs related to the movement of finished goods from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $47.5 million, or 6.0%, to $838.8 million in the third quarter of 2019, as compared to $791.3 million in the third quarter of 2018. The increase in cost of sales was primarily attributable to the following (in millions):

Third Quarter 2019	Attributable to:
$36.2	Increase in cost of sales related to increased sales volume
18.8	Increase in cost of sales primarily related to, in order of magnitude, the change in product mix to meet consumer preferences and an increase in concentrate costs
(10.1)	Decrease in sales volume to other Coca-Cola bottlers
2.6	Other
$47.5	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $34.8 million in the third quarter of 2019, as compared to $33.1 million in the third quarter of 2018.

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

SD&A expenses increased by $10.1 million, or 2.7%, to $378.4 million in the third quarter of 2019, as compared to $368.3 million in the third quarter of 2018. SD&A expenses as a percentage of net sales decreased to 29.8% in the third quarter of 2019 from 30.6% in the third quarter of 2018. The increase in SD&A expenses was primarily attributable to the following (in millions):

Third Quarter 2019	Attributable to:
$12.1	Increase in employee benefit costs, including an increase in bonuses and incentives primarily related to improved financial results and an increase in employee salaries
(2.0)	Other
$10.1	Total increase in SD&A expenses

The Company has three primary delivery systems: (i) bulk delivery for large supermarkets, mass merchandisers and club stores, (ii) advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premise accounts and (iii) full-service delivery for its full-service vending customers. Shipping and handling costs related to the movement of finished goods from manufacturing plants to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $161.0 million in the third quarter of 2019 and $157.5 million in the third quarter of 2018.

Interest Expense, Net

Interest expense, net decreased $1.8 million to $11.0 million in the third quarter of 2019, as compared to $12.8 million in the third quarter of 2018. The decrease was primarily a result of lower average debt balances and lower average interest rates.

Other Income (Expense), Net

A summary of other income (expense), net is as follows:

	Third Quarter
(in thousands)	2019	2018
(Increase) decrease in the fair value of the acquisition related contingent consideration liability	$(18,749)	$2,373
Non-service cost component of net periodic benefit cost	(1,962)	(677)
Total other income (expense), net	$(20,711)	$1,696

Each reporting period, the Company adjusts its contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Company’s comprehensive beverage agreement, which extend through the life of the applicable distribution assets, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections. The life of these distribution assets is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

The increase in the fair value of the acquisition related contingent consideration liability during the third quarter of 2019 was primarily driven by a decrease in the discount rate. The decrease in the fair value of the acquisition related contingent consideration liability during the third quarter of 2018 was primarily driven by changes to the future cash flow projections of the distribution territories subject to sub-bottling fees and an increase in the discount rate, partially offset by cash payments.

Gain on Exchange Transactions

As a result of final post-closing adjustments for the System Transformation transactions that closed during fiscal 2017, the Company recorded a $10.2 million net adjustment to the gain on exchange transactions in the third quarter of 2018.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 29.9% for the third quarter of 2019 and 38.0% for the third quarter of 2018. The decrease in the effective income tax rate was primarily driven by a decrease in uncertain tax positions due to the expiration of the applicable statute of limitations. The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 33.7% for the third quarter of 2019 and 39.6% for the third quarter of 2018.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.5 million in the third quarter of 2019 and $1.8 million in the third quarter of 2018, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.2 million in the third quarter of 2019 and $0.7 million in the third quarter of 2018. The decrease was primarily a result of the Company entering into a fixed rate swap in July 2019 to hedge a portion of the interest rate risk on the Company’s term loan facility and a decrease in actuarial gains on the Company’s postretirement benefit plans.

First Nine Months Results

Our results of operations for the first nine months of 2019 and the first nine months of 2018 are highlighted in the table below and discussed in the following paragraphs:

	First Nine Months
(in thousands)	2019	2018	Change
Net sales	$3,647,600	$3,488,793	$158,807
Cost of sales	2,390,289	2,313,728	76,561
Gross profit	1,257,311	1,175,065	82,246
Selling, delivery and administrative expenses	1,116,097	1,129,979	(13,882)
Income from operations	141,214	45,086	96,128
Interest expense, net	35,846	37,617	(1,771)
Other expense, net	67,743	3,612	64,131
Gain on exchange transactions	-	10,170	(10,170)
Income before income taxes	37,625	14,027	23,598
Income tax expense	10,801	3,387	7,414
Net income	26,824	10,640	16,184
Less: Net income attributable to noncontrolling interest	5,279	3,594	1,685
Net income attributable to Coca-Cola Consolidated, Inc.	$21,545	$7,046	$14,499
Other comprehensive income, net of tax	1,367	2,199	(832)
Comprehensive income attributable to Coca-Cola Consolidated, Inc.	$22,912	$9,245	$13,667

Items Impacting Operations and Financial Condition

First Nine Months 2019

•	$62.0 million recorded in other expense, net as a result of an increase in the fair value of the Company’s acquisition related contingent consideration liability;
•	$6.9 million of expenses related to the System Transformation transactions, the majority of which were information technology related costs; and
•

$6.1 million adjustment to reflect the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets. This change is not expected to be material to the condensed consolidated financial statements.

First Nine Months 2018

•	$32.7 million of expenses related to the System Transformation; and
•	$10.2 million net adjustment to the gain on exchange transactions as a result of final post-closing adjustments for the System Transformation transactions that closed during fiscal 2017.

Net Sales

Net sales increased $158.8 million, or 4.6%, to $3.65 billion in the first nine months of 2019, as compared to $3.49 billion in the first nine months of 2018. The increase in net sales was primarily attributable to the following (in millions):

First Nine Months 2019	Attributable to:
$126.7

Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences

62.2	Increase in net sales related to increased sales volume
(46.6)	Decrease in sales volume to other Coca-Cola bottlers
16.5	Other
$158.8	Total increase in net sales

Net sales by product category were as follows:

	First Nine Months
(in thousands)	2019	2018	% Change
Bottle/can sales:
Sparkling beverages (carbonated)	$1,927,916	$1,832,619	5.2%
Still beverages (noncarbonated, including energy products)	1,201,564	1,108,621	8.4%
Total bottle/can sales	3,129,480	2,941,240	6.4%

Other sales:
Sales to other Coca-Cola bottlers	254,200	300,819	(15.5)%
Post-mix and other	263,920	246,734	7.0%
Total other sales	518,120	547,553	(5.4)%

Total net sales	$3,647,600	$3,488,793	4.6%

Product category sales volume of physical cases in the first nine months of 2019 and the first nine months of 2018 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	First Nine Months		Bottle/Can Sales
Product Category	2019	2018	Volume % Change
Sparkling beverages	69.7%	70.5%	0.7%
Still beverages (including energy products)	30.3%	29.5%	4.4%
Total bottle/can sales volume	100.0%	100.0%	1.8%

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Nine Months
	2019	2018
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	12%	11%
Total approximate percent of the Company’s total bottle/can sales volume	31%	30%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	8%	8%
Total approximate percent of the Company’s total net sales	22%	22%

Cost of Sales

Cost of sales increased $76.6 million, or 3.3%, to $2.39 billion in the first nine months of 2019, as compared to $2.31 billion in the first nine months of 2018. The increase in cost of sales was primarily attributable to the following (in millions):

First Nine Months 2019	Attributable to:
$79.1	Increase in cost of sales primarily related to, in order of magnitude, the change in product mix to meet consumer preferences, an increase in concentrate costs and an increase in commodity costs
(50.4)	Decrease in sales volume to other Coca-Cola bottlers
41.9	Increase in cost of sales related to increased sales volume
6.0	Other
$76.6	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $100.8 million in the first nine months of 2019, as compared to $96.9 million in the first nine months of 2018.

Selling, Delivery and Administrative Expenses

SD&A expenses decreased by $13.9 million, or 1.2%, to $1.12 million in the first nine months of 2019, as compared to $1.13 million in the first nine months of 2018. SD&A expenses as a percentage of net sales decreased to 30.6% in the first nine months of 2019 from 32.4% in the first nine months of 2018. The decrease in SD&A expenses was primarily attributable to the following (in millions):

First Nine Months 2019	Attributable to:
$(25.5)	Decrease in System Transformation transactions expenses
8.9

Increase in employee benefit costs including employee salaries primarily as a result of an increase in bonuses and incentives primarily related to improved financial results, partially offset by workforce optimization completed in the second and fourth quarters of 2018

2.7	Other
$(13.9)	Total decrease in SD&A expenses

Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $465.7 million in the first nine months of 2019 and $458.7 million in the first nine months of 2018.

Interest Expense, Net

Interest expense, net decreased $1.8 million to $35.8 million in the first nine months of 2019, as compared to $37.6 million in the first nine months of 2018. The decrease was primarily a result of lower average debt balances and lower average interest rates.

Other Expense, Net

A summary of other expense, net is as follows:

	First Nine Months
(in thousands)	2019	2018
Increase in the fair value of the acquisition related contingent consideration liability	$62,017	$1,584
Non-service cost component of net periodic benefit cost	5,882	2,028
Other	(156)	-
Total other expense, net	$67,743	$3,612

The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2019 was primarily driven by a decrease in the discount rate and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2018 was primarily driven by changes to the discount rate and future cash flow projections of the distribution territories subject to sub-bottling fees, partially offset by cash payments.

Gain on Exchange Transactions

As a result of final post-closing adjustments for the System Transformation transactions that closed during fiscal 2017, the Company recorded a $10.2 million net adjustment to the gain on exchange transactions in the third quarter of 2018.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 28.7% for the first nine months of 2019 and 24.1% for the first nine months of 2018. The increase in the effective income tax rate was primarily driven by non-recurring favorable adjustments resulting from the adoption of the Tax Cuts and Jobs Act included in the Company’s 2017 federal income tax return filed during the third quarter of 2018. The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 33.4% for the first nine months of 2019 and 32.5% for the first nine months of 2018. The Company anticipates the annualized effective income tax rate for 2019 will be in the low 30% range.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $5.3 million in the first nine months of 2019 and $3.6 million in the first nine months of 2018, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.4 million in the first nine months of 2019 and $2.2 million in the first nine months of 2018. The decrease was primarily a result of a decrease in actuarial gains on the Company’s postretirement benefit plans and the Company entering into a fixed rate swap in July 2019 to hedge a portion of the interest rate risk on the Company’s term loan facility.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board Accounting Standards Codification 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM. The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.” The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Net sales:
Nonalcoholic Beverages(1)	$1,236,261	$1,172,584	$3,547,373	$3,405,288
All Other	92,501	93,493	275,358	273,490
Eliminations(2)	(57,733)	(62,044)	(175,131)	(189,985)
Consolidated net sales	$1,271,029	$1,204,033	$3,647,600	$3,488,793

Income from operations:
Nonalcoholic Beverages	$48,248	$39,361	$120,613	$32,705
All Other	5,598	5,043	20,601	12,381
Consolidated income from operations	$53,846	$44,404	$141,214	$45,086

(1)

The Company historically presented consideration paid to customers under certain contractual arrangements for exclusive distribution rights and sponsorship privileges as a marketing expense within SD&A expenses. The Company has now determined such amounts should be presented as a reduction to net sales and has revised the presentation of previously issued financial statements to correct for this error. Net sales and SD&A expenses were revised by $7.6 million in the third quarter of 2018 and $22.2 million in the first nine months of 2018. See Note 4 to the condensed consolidated financial statements for additional information.

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported GAAP results to adjusted results (non-GAAP):

	Third Quarter 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$432,224	$378,378	$53,846	$22,170	$13,006	$1.39
Fair value adjustment of acquisition related contingent consideration(1)	-	-	-	18,749	14,099	1.51
Fair value adjustments for commodity hedges(2)	(487)	(74)	(413)	(413)	(311)	(0.04)
Capitalization threshold change for certain assets(3)	-	(1,732)	1,732	1,732	1,302	0.14
Supply chain optimization and consolidation(4)	3,581	-	3,581	3,581	2,693	0.29
Other tax adjustments(5)	-	-	-	-	1,482	0.15
Total reconciling items	3,094	(1,806)	4,900	23,649	19,265	2.05
Adjusted results (non-GAAP)	$435,318	$376,572	$58,746	$45,819	$32,271	$3.44

	Third Quarter 2018
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$412,716	$368,312	$44,404	$43,443	$25,164	$2.69
System Transformation transactions expenses(6)	112	(10,305)	10,417	10,417	7,834	0.84
Gain on exchange transactions(7)	-	-	-	(10,170)	(7,648)	(0.82)
Fair value adjustment of acquisition related contingent consideration(1)	-	-	-	(2,373)	(1,785)	(0.19)
Fair value adjustments for commodity hedges(2)	260	(209)	469	469	353	0.04
Other tax adjustments(5)	-	-	-	-	3,918	0.41
Total reconciling items	372	(10,514)	10,886	(1,657)	2,672	0.28
Adjusted results (non-GAAP)	$413,088	$357,798	$55,290	$41,786	$27,836	$2.97

	First Nine Months 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,257,311	$1,116,097	$141,214	$37,625	$21,545	$2.30
System Transformation transactions expenses(6)	-	(6,915)	6,915	6,915	5,200	0.56
Fair value adjustment of acquisition related contingent consideration(1)	-	-	-	62,017	46,637	4.98
Fair value adjustments for commodity hedges(2)	482	2,575	(2,093)	(2,093)	(1,574)	(0.17)
Capitalization threshold change for certain assets(3)	-	(6,111)	6,111	6,111	4,595	0.49
Supply chain optimization and consolidation(4)	4,875	-	4,875	4,875	3,666	0.39
Other tax adjustments(5)	-	-	-	-	(2,178)	(0.24)
Total reconciling items	5,357	(10,451)	15,808	77,825	56,346	6.01
Adjusted results (non-GAAP)	$1,262,668	$1,105,646	$157,022	$115,450	$77,891	$8.31

	First Nine Months 2018
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,175,065	$1,129,979	$45,086	$14,027	$7,046	$0.75
System Transformation transactions expenses(6)	339	(32,399)	32,738	32,738	24,619	2.63
Gain on exchange transactions(7)	-	-	-	(10,170)	(7,648)	(0.82)
Workforce optimization expenses(8)	-	(4,810)	4,810	4,810	3,617	0.39
Fair value adjustment of acquisition related contingent consideration(1)	-	-	-	1,584	1,191	0.13
Fair value adjustments for commodity hedges(2)	2,776	(363)	3,139	3,139	2,361	0.25
Other tax adjustments(5)	-	-	-	-	(1,880)	(0.20)
Total reconciling items	3,115	(37,572)	40,687	32,101	22,260	2.38
Adjusted results (non-GAAP)	$1,178,180	$1,092,407	$85,773	$46,128	$29,306	$3.13

Following is an explanation of non-GAAP adjustments:

(1)

This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and future cash flow projections of distribution territories acquired in the System Transformation.

(2)

The Company enters into derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity risk. The Company accounts for commodity hedges on a mark-to-market basis.

(3)

Adjustment reflects the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets. This change is not expected to be material to the condensed consolidated financial statements.

(4)

Adjustment reflects expenses within the Nonalcoholic Beverages segment related to the impairment and accelerated depreciation of property, plant and equipment at certain of the Company’s manufacturing plants as the Company continues to optimize efficiency opportunities across its business.

(5)	Adjustment reflects the impact from the reconciling items to reported results on the annualized adjusted effective income tax rate.

(6)	Adjustment reflects expenses related to the System Transformation transactions, which primarily included information technology systems conversions.

(7)

Adjustment reflects gain on exchange transactions as a result of final post-closing adjustments made during the third quarter of 2018 for the System Transformation transactions that closed during fiscal 2017.

(8)	Adjustment reflects severance and outplacement expenses relating to the Company’s optimization of its labor expense in the Nonalcoholic Beverages segment.

Financial Condition

Total assets were $3.12 billion on September 29, 2019, which was an increase of $108.8 million from December 30, 2018. Net working capital, defined as current assets less current liabilities, was $238.7 million on September 29, 2019, which was an increase of $43.0 million from December 30, 2018.

Significant changes in net working capital on September 29, 2019 from December 30, 2018 were as follows:

•	An increase in accounts receivable, trade of $11.6 million and an increase in accounts receivable from The Coca‑Cola Company of $15.5 million primarily as a result of the timing of cash receipts.
•	An increase in inventories of $21.7 million primarily as a result of product launches and continued inventory mix shift.
•

The addition of the current portion of obligations under operating leases of $14.9 million as a result of the Company recording balances for operating leases on its condensed consolidated balance sheets.

•	An increase in accounts payable, trade of $39.7 million and an increase in accounts payable to The Coca‑Cola Company of $18.5 million primarily as a result of the timing of cash payments.
•	A decrease in other accrued liabilities of $59.0 million primarily as a result of the timing of cash payments.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these condensed consolidated financial statements. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The Company’s total debt as of September 29, 2019 and December 30, 2018 was as follows:

(in thousands)	Maturity Date	September 29, 2019	December 30, 2018
Senior notes and unamortized discount on senior notes(1)(2)	4/15/2019	$-	$109,922
Term loan facility(1)	6/7/2021	270,000	292,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	35,000	80,000
Senior notes and unamortized discount on senior notes(2)	11/25/2025	349,946	349,939
Senior notes	10/10/2026	100,000	-
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(2,603)	(2,958)
Total debt		$1,027,343	$1,104,403

(1)

The senior notes due in 2019 were refinanced on April 10, 2019 using proceeds from the issuance of the senior notes due in 2026 (as discussed below). The Company intends to refinance principal payments due in the next 12 months under the term loan facility, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next 12 months were classified as noncurrent.

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

In July 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and is not expected to be material to the condensed consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income.

As discussed below, in April 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company. As of September 29, 2019, the Company had outstanding borrowings of $35 million under the revolving credit facility, and therefore had $465 million borrowing capacity remaining.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The Company’s nonpublic debt facilities include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of September 29, 2019. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. Standard & Poor’s rating outlook for the Company is negative and Moody’s rating outlook for the Company is stable. As of September 29, 2019, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company is subject to interest rate risk on its variable rate debt, including the revolving credit facility and the term loan facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next 12 months than the interest rates as of September 29, 2019, interest expense for the next 12 months would increase by approximately $2.1 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Beginning balance - Level 3 liability	$412,450	$374,537	$382,898	$381,291
Measurement period adjustments(1)	-	(1,279)	-	813
Payments of acquisition related contingent consideration	(5,948)	(7,049)	(18,784)	(18,312)
Reclassification to current payables	(60)	-	(940)	(1,540)
Increase (decrease) in fair value	18,749	(2,373)	62,017	1,584
Ending balance - Level 3 liability	$425,191	$363,836	$425,191	$363,836

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

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Nine Months
(in thousands)	2019	2018
Cash Sources:
Borrowings under revolving credit facility	$331,339	$285,000
Net cash provided by operating activities(1)	204,583	26,030
Proceeds from issuance of senior notes	100,000	150,000
Proceeds from the sale of property, plant and equipment	1,028	3,555
Proceeds from cold drink equipment	-	3,789
Acquisition of distribution territories and regional manufacturing plants, net of cash acquired and purchase price settlements	-	1,811
Total cash sources	$636,950	$470,185

Cash Uses:
Payments on revolving credit facility	$376,339	$322,000
Payments on term loan facility and senior notes	132,500	7,500
Additions to property, plant and equipment (exclusive of acquisitions)	96,747	113,104
Payments of acquisition related contingent consideration	18,784	18,312
Cash dividends paid	7,026	7,014
Payments on financing or capital lease obligations	6,441	6,191
Other distribution agreements	4,654	-
Investment in CONA Services LLC	1,713	2,098
Debt issuance fees	305	1,531
Total cash uses	$644,509	$477,750
Net decrease in cash	$(7,559)	$(7,565)

(1)

Net cash provided by operating activities in the first nine months of 2019 included net income tax payments of $5.5 million and pension plan contributions of $4.9 million. Net cash provided by operating activities in the first nine months of 2018 included a net refund of income tax payments of $20.0 million and pension plan contributions of $20.0 million.

Cash Flows From Operating Activities

During the first nine months of 2019, cash provided by operating activities was $204.6 million, which was an increase of $178.6 million as compared to the first nine months of 2018. The increase was primarily a result of improved financial results and continued focus on working capital needs in order to optimize free cash flow.

Cash Flows From Investing Activities

During the first nine months of 2019, cash used in investing activities was $102.1 million, which was a decrease of $3.9 million as compared to the first nine months of 2018. The decrease was driven primarily by a reduction in additions to property, plant and equipment, as the Company remains focused on making prudent long-term investments to support its growth.

Additions to property, plant and equipment were $96.7 million during the first nine months of 2019. As of September 29, 2019, $8.9 million of additions to property, plant and equipment were accrued in accounts payable, trade. The Company anticipates additions to property, plant and equipment for the remainder of 2019 will be in the range of $50 million to $80 million.

Additions to property, plant and equipment during the first nine months of 2018 were $113.1 million. As of September 30, 2018, $4.1 million of additions to property, plant and equipment were accrued in accounts payable, trade.

Cash Flows From Financing Activities

During the first nine months of 2019, cash used in financing activities was $110.1 million and during the first nine months of 2018, cash provided by financing activities was $72.5 million. The change was primarily driven by net repayments on borrowings in the first nine months of 2019, stemming from improved financial results.

The Company had cash payments for acquisition related contingent consideration of $18.8 million during the first nine months of 2019 and $18.3 million during the first nine months of 2018. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $25 million to $49 million.

In April 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife and certain of its affiliates pursuant to a Note Purchase and Private Shelf Agreement dated January 23, 2019 between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears, commencing on July 10, 2019, and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

In 2018, the Company sold $150 million aggregate principal amount of senior unsecured notes due in 2030 to NYL Investors LLC (“NYL”) and certain of its affiliates pursuant to a Note Purchase and Private Shelf Agreement dated March 6, 2018 between the Company, NYL and the other parties thereto. These notes bear interest at 3.96%, payable quarterly in arrears, and will mature on March 21, 2030, unless earlier redeemed by the Company. The Company used the proceeds for general corporate purposes.

Significant Accounting Policies

See Note 1, Note 4 and Note 9 to the condensed consolidated financial statements for information on the Company’s significant accounting policies.

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative comprised of Coca‑Cola bottlers, and has guaranteed $23.9 million of SAC’s debt as of September 29, 2019. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 20 to the condensed consolidated financial statements for additional information.

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

	Third Quarter		First Nine Months
(in thousands)	2019	2018	2019	2018
Cost of sales - increase/(decrease)	$2,984	$640	$8,779	$2,843
SD&A expenses - increase/(decrease)	582	50	(1,403)	(305)
Net impact	$3,566	$690	$7,376	$2,538

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, SD&A expenses, gross profit, income tax rates, net income per diluted share, dividends, pension plan contributions, estimated acquisition related contingent consideration payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation. These statements include, among others, statements relating to:

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

•

the Company’s expectation that a real estate operating lease commitment will commence during the fourth quarter of 2019 and have a lease term of five years, and that the additional lease liability associated with this lease commitment is expected to be approximately $0.3 million;

•

the Company’s belief that the ultimate disposition of various claims and legal proceedings which have arisen in the ordinary course of its business will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;
•	the Company’s expectation that it will consolidate two manufacturing plants in the Memphis, Tennessee region by the end of fiscal 2020;
•

the Company’s belief that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance and that such non-GAAP financial measures allow users to better appreciate the impact of the Company’s information technology systems conversion on the Company’s performance;

•

the Company’s belief that it has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months;

•	the Company’s belief that all the banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company;
•	the Company’s intention to refinance principal payments due in the next 12 months under the term loan facility using the capacity under the revolving credit facility;
•	the Company’s estimate of the useful lives of certain acquired intangible assets and property, plant and equipment;
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

•	the Company’s belief that optimizing its expanded distribution footprint will be a key area of focus in the short term in order to manage this significant cost to its business;
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

•	the Company’s belief that the covenants in its nonpublic debt will not restrict its liquidity or capital resources;
•	the Company’s belief that other parties to certain of its contractual arrangements will perform their obligations;
•	the Company’s expectation that it will not make additional contributions to the two Company-sponsored pension plans during the fourth quarter of 2019;
•

the Company’s belief that additions to property, plant and equipment for the remainder of 2019 are expected to be in the range of $50 million to $80 million and that total additions to property, plant and equipment in 2019 are expected to be in the range of $150 million to $180 million;

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

•	the Company’s expectation that its $100 million interest rate swap entered into in July 2019 will not be material to the condensed consolidated balance sheets;
•	the Company’s belief that the annualized effective income tax rate for 2019 will be in the low 30% range; and
•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next 12 months than the interest rates as of September 29, 2019, interest expense for the next 12 months would increase by approximately $2.1 million, assuming no changes in the Company’s financial structure.

These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2018, as well as other factors discussed throughout this Quarterly Report, including, without limitation, the factors described under “Significant Accounting Policies” in Note 1 to the condensed consolidated financial statements, or in other filings or statements made by the Company. All the forward-looking statements in this Quarterly Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next 12 months than the interest rates as of September 29, 2019, interest expense for the next 12 months would increase by approximately $2.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on the unhedged portion of the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Company’s comprehensive beverage agreement. As a result, any changes in the underlying risk-free interest rates will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

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

Item 4.Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2019.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10.1*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. Nonqualified Employee Benefit Plans, dated as of September 6, 2019.	Filed herewith.
10.2*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. and CCBCC Operations, LLC Qualified Employee Benefit Plans, dated as of September 6, 2019.	Filed herewith.
10.3**	Sixth Amendment to Comprehensive Beverage Agreement, dated September 9, 2019, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*    Indicates a management contract or compensatory plan or arrangement.

**  Certain confidential portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S‑K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA‑COLA CONSOLIDATED, INC.
(REGISTRANT)

Date: November 5, 2019	By:	/s/ F. Scott Anthony
F. Scott Anthony
Executive Vice President and Chief Financial Officer
(Principal Financial Officer of the Registrant)

Date: November 5, 2019	By:	/s/ William J. Billiard
William J. Billiard
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer of the Registrant)