Form 10-K
period 2019-12-29
Coca-Cola Consolidated, Inc.
filed 2020-02-25
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 0-9286

COCA-COLA CONSOLIDATED, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca-Cola Plaza Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 557-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	COKE	The NASDAQ Global Select Market

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

Market Value as of June 28, 2019
Common Stock, $l.00 Par Value	$1,394,350,587
Class B Common Stock, $l.00 Par Value	*

*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 26, 2020
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,232,242

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

COCA-COLA CONSOLIDATED, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2019

PART I

Item 1.	Business.

Introduction

Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we,” “our” or “us”), distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 85% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God, to serve others, to pursue excellence and to grow profitably.

Ownership

J. Frank Harrison, III, the Chairman of the Board of Directors and Chief Executive Officer of the Company, together with the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr., control shares representing approximately 86% of the total voting power of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis. As of December 29, 2019, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

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

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies:

Sparkling Beverages		Still Beverages
The Coca-Cola Company Products:
Barqs Root Beer	Fanta	Core Power	Honest Tea
Cherry Coke	Fanta Zero	Dasani	Hubert’s Lemonade
Cherry Coke Zero	Fresca	Dasani Flavors	Minute Maid Juices To Go
Coca-Cola	Mello Yello	Dasani Sparkling	Peace Tea
Coca-Cola Life	Mello Yello Zero	FUZE	POWERade
Coca-Cola Orange Vanilla	Minute Maid Sparkling	glacéau smartwater	POWERade Zero
Coca-Cola Vanilla	Pibb Xtra	glacéau vitaminwater	Tum-E Yummies
Coca-Cola Zero Sugar	Seagrams Ginger Ale	Gold Peak Tea	Yup Milk
Diet Barqs Root Beer	Sprite	Hi-C	ZICO
Diet Coke	Sprite Zero

Products Licensed to Us by Other Beverage Companies:
Diet Dr Pepper		BodyArmor products	Monster Energy products
Dr Pepper		Dunkin’ Donuts Iced Coffee	NOS®
Sundrop		Full Throttle	Reign products

System Transformation

In October 2017, we completed a multi-year series of transactions with The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, and Coca‑Cola Bottling Company United, Inc., an independent bottler that is unrelated to us, to significantly expand our distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets. Final post-closing adjustments in accordance with the terms and conditions of the applicable asset purchase agreement or asset exchange agreement were completed by 2018 for all System Transformation transactions.

Following the completion of the System Transformation, we are party to several key agreements that (i) provide us with rights to distribute, market and manufacture beverage products and (ii) coordinate our role in the North American Coca‑Cola system. The following sections summarize certain of these key agreements.

Beverage Distribution and Manufacturing Agreements

We have rights to distribute, promote, market and sell certain nonalcoholic beverages of The Coca‑Cola Company pursuant to a comprehensive beverage agreement with The Coca‑Cola Company and CCR entered into on March 31, 2017 (as amended, the “CBA”). Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in distribution territories the Company acquired from CCR as part of the System Transformation, but excluding territories the Company acquired in an exchange transaction. In addition to customary termination and default rights, the CBA requires us to make ongoing capital expenditures in our distribution business and to meet certain minimum volume requirements, gives The Coca-Cola Company certain approval and other rights in connection with a sale of the Company or of the distribution business of the Company and prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products other than the products of The Coca‑Cola Company and expressly permitted cross-licensed brands without the consent of The Coca-Cola Company.

We also have rights to manufacture, produce and package certain beverages and beverage products bearing trademarks of The Coca‑Cola Company at our manufacturing plants pursuant to a regional manufacturing agreement with The Coca‑Cola Company entered into on March 31, 2017 (as amended, the “RMA”). These beverages may be distributed by us for our own account in accordance with the CBA or may be sold by us to certain other U.S. Coca‑Cola bottlers and to the Coca‑Cola North America division of The Coca‑Cola Company (“CCNA”) in accordance with the RMA. Pursuant to the RMA, the prices, or certain elements of the formulas used to determine the prices, that the Company charges for these sales to CCNA or other U.S. Coca‑Cola bottlers are unilaterally established by CCNA from time to time. The RMA contains provisions restricting the sale of the Company or the manufacturing business of the Company, requiring minimum capital expenditures in our manufacturing business, limiting our ability to manufacture products other than the products of The Coca‑Cola Company and expressly permitted cross-licensed brands without the consent of The Coca‑Cola Company and allowing for the termination of the RMA which are similar to those contained in the CBA.

These agreements are the principal agreements we have with The Coca‑Cola Company and its affiliates following completion of the System Transformation. In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to manufacture and/or distribute certain beverage brands owned by other beverage companies, including Dr Pepper and Monster Energy, pursuant to agreements with such other beverage companies. Our distribution agreements with Dr Pepper permit us to distribute Dr Pepper beverage brands, as well as certain post-mix products of Dr Pepper. Certain of our agreements with Dr Pepper also authorize us to manufacture certain Dr Pepper beverage brands. Our distribution agreement with Monster Energy grants us the rights to distribute certain products offered, packaged and/or marketed by Monster Energy. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks, approved bottles, cans and labels and the sale of imitations or substitutes, as well as termination for cause provisions. Sales of beverages under these agreements with other beverage companies represented approximately 15%, 12% and 7% of our bottle/can sales volume to retail customers for 2019, 2018 and 2017, respectively.

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

Incidence-Based Pricing Agreement with The Coca‑Cola Company

The Company has an incidence-based pricing agreement with The Coca‑Cola Company, which establish the prices charged by The Coca‑Cola Company to the Company for (i) concentrates of sparkling and certain still beverages produced by the Company and (ii) certain purchased still beverages. Under the incidence-based pricing agreement, the prices charged by The Coca‑Cola Company are impacted by a number of factors, including the incidence rate in effect, our pricing and sales of finished products, the channels in which the finished products are sold and package mix and in the case of products sold by The Coca‑Cola Company to us in finished form, the cost of goods for certain elements used in such products. The Coca‑Cola Company has no rights under the incidence-based pricing agreement to establish the resale prices at which we sell products, but does have the right to establish certain pricing under other agreements, including the RMA.

National Product Supply Governance Agreement

We are a member of a national product supply group (the “NPSG”), comprised of The Coca‑Cola Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system (collectively with the Company, the “NPSG Members”), pursuant to a national product supply governance agreement executed in 2015 with The Coca‑Cola Company and certain other Coca‑Cola bottlers (as amended, the “NPSG Governance Agreement”). The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning.

Under the NPSG Governance Agreement, the NPSG Members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of representatives of certain NPSG Members. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG. Pursuant to the decisions of the NPSG Board made from time to time and subject to the terms and conditions of the NPSG Governance Agreement, each NPSG Member is required to make certain investments in its respective manufacturing assets and to implement Coca‑Cola system strategic investment opportunities consistent with the NPSG Governance Agreement. We are also obligated to pay a certain portion of the costs of operating the NPSG.

CONA Services LLC

We are a member of CONA Services LLC (“CONA”), an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. We are party to a master services agreement with CONA, pursuant to which CONA agreed to make available, and we became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available to us, CONA provides us with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with our direct store delivery and manufacture of products. In exchange for our rights to use the CONA System and receive CONA-related services, we are charged service fees by CONA, which we are obligated to pay even if we are not using the CONA System for all or any portion of our distribution and manufacturing operations.

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

Under the Ancillary Business Letter, subject to certain limited exceptions, we were prohibited from acquiring or developing any line of business inside or outside of our territories governed by the CBA or any similar agreement prior to January 1, 2020 without the consent of The Coca‑Cola Company. After January 1, 2020, the consent of The Coca‑Cola Company, which consent may not be unreasonably withheld, would be required for us to acquire or develop (i) any grocery, quick service restaurant, or convenience and petroleum store business engaged in the sale of beverages, beverage components and other beverage products not otherwise authorized or permitted by the CBA or (ii) any other line of business for which beverage activities otherwise prohibited under the CBA represent more than a certain threshold of net sales (subject to certain limited exceptions).

Markets Served and Facilities

As of December 29, 2019, we served approximately 66 million consumers within our territories, which comprised five principal markets. Certain information regarding each of these markets follows:

Market	Description	Approximate Population	Manufacturing Plants	Number of Distribution Centers
Carolinas	The majority of North Carolina and South Carolina and portions of southern Virginia, including Boone, Hickory, Mount Airy, Charlotte, Raleigh, Winston-Salem, Greensboro, Fayetteville, Greenville and New Bern, North Carolina, Conway, Marion, Charleston, Columbia, Greenville and Ridgeland, South Carolina and surrounding areas.	15 million	Charlotte, NC	18
Central	A significant portion of northeastern Kentucky, the majority of West Virginia and portions of southern Ohio, southeastern Indiana and southwestern Pennsylvania, including Lexington, Louisville and Pikeville, Kentucky, Beckley, Bluefield, Clarksburg, Elkins, Parkersburg, Craigsville and Charleston, West Virginia, Cincinnati and Portsmouth, Ohio and surrounding areas.	8 million	Cincinnati, OH	13
Mid-Atlantic	The entire state of Maryland, the majority of Virginia and Delaware, the District of Columbia and a portion of south-central Pennsylvania, including Easton, Salisbury, Capitol Heights, Baltimore, Hagerstown and Cumberland, Maryland, Norfolk, Staunton, Alexandria, Roanoke, Richmond, Yorktown and Fredericksburg, Virginia and surrounding areas.	23 million	Baltimore, MD Silver Spring, MD Roanoke, VA Sandston, VA	12
Mid-South	A significant portion of central and southern Arkansas and Tennessee and portions of western Kentucky and northwestern Mississippi, including Little Rock and West Memphis, Arkansas, Cleveland, Cookeville, Johnson City, Knoxville, Memphis and Morristown, Tennessee, Paducah, Kentucky and surrounding areas.	7 million	West Memphis, AR Memphis, TN Nashville, TN	10
Mid-West	A significant portion of Indiana and Ohio and a portion of southeastern Illinois, including Anderson, Bloomington, Evansville, Fort Wayne, Indianapolis, Lafayette and South Bend, Indiana, Akron, Columbus, Dayton, Elyria, Lima, Mansfield, Toledo, Willoughby and Youngstown, Ohio and surrounding areas.	13 million	Indianapolis, IN Portland, IN Twinsburg, OH	18
Total		66 million	12	71

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

Along with all other Coca‑Cola bottlers in the United States, we are a member of Coca-Cola Bottlers’ Sales & Services Company, LLC (“CCBSS”), which was formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of our raw materials, excluding concentrate, and we receive a rebate from CCBSS for the purchase of these raw materials.

We are exposed to price risk on commodities such as aluminum, corn, PET resin (a petroleum- or plant-based product) and fuel, which affects the cost of raw materials used in the production of our finished products. Examples of the raw materials affected include aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, we are exposed to commodity price risk on oil, which impacts our cost of fuel used in the movement and delivery of our products. We participate in commodity hedging and risk mitigation programs, including programs administered by CCBSS and programs we administer. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate.

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2019	2018
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	12%	11%
Total approximate percent of the Company’s total bottle/can sales volume	31%	30%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	13%	14%
The Kroger Company	8%	8%
Total approximate percent of the Company’s total net sales	21%	22%

The loss of Wal-Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the operating and financial results of the Company. No other customer represented greater than 10% of the Company’s total net sales or would impose a material adverse effect on the operating or financial results of the Company should they cease to be a customer of the Company.

New brand and product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent brand introductions include Reign High-Performance Energy Drink and glacéau smartwater alkaline and antioxidant. Recent product introductions in our business include new flavor varieties within certain brands such as Coca‑Cola Orange Vanilla and Orange Vanilla Zero, Coca‑Cola Cinnamon, Monster Ultra Paradise and Powerade White Cherry. Recent packaging introductions include mini can variety packs for club stores and certain 10‑pack can configurations.

We sell our products primarily in non-refillable bottles and cans, in varying package configurations from market to market. For example, there may be as many as 26 different packages for Diet Coke within a single geographic area. Bottle/can sales volume to retail customers during 2019 was approximately 52% bottles and 48% cans.

We rely extensively on advertising in various media outlets, primarily online, television and radio, for the marketing of our products. The Coca‑Cola Company, Dr Pepper and Monster Energy make substantial expenditures on advertising programs in our territories from which we benefit. Although The Coca‑Cola Company and other beverage companies have provided us with marketing funding support in the past, our beverage agreements generally do not obligate such funding.

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

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support the communities we serve is an essential component to the success of our brand and, by extension, our net sales. In 2019, the Company made cash donations of approximately $8.5 million to various charities and donor-advised funds in light of the Company’s financial performance, distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

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

Competition

The nonalcoholic beverage industry is highly competitive for both sparkling and still beverages. Our competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers and distributors of private label beverages. Our principal competitors include local bottlers of PepsiCo, Inc. products and, in some regions, local bottlers of Dr Pepper products.

The principal methods of competition in the nonalcoholic beverage industry are new brand and product introductions, point-of-sale merchandising, new vending and dispensing equipment, packaging changes, pricing, sales promotions, product quality, retail space management, customer service, frequency of distribution and advertising. We believe we are competitive in our territories with respect to these methods of competition.

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

We are required to comply with a variety of U.S. laws and regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Motor Carrier Safety Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act; and laws regulating the sale of certain of our products in schools.

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

In response to growing health, nutrition and obesity concerns for today’s youth, a number of states and local governments have regulations restricting the sale of soft drinks and other foods in schools, particularly elementary, middle and high schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. Restrictive legislation, if widely enacted, could have an adverse impact on our products, image and reputation.

Most beverage products sold by the Company are classified as food or food products and are therefore eligible for purchase using supplemental nutrition assistance program (“SNAP”) benefits by consumers purchasing them for home consumption. Energy drinks with a nutrition facts label are also classified as food and are eligible for purchase for home consumption using SNAP benefits, whereas energy drinks classified as a supplement by the United States Food and Drug Administration (the “FDA”) are not. Regulators may restrict the use of benefit programs, including SNAP, to purchase certain beverages and foods currently classified as food or food products.

Certain jurisdictions in which our products are sold have imposed, or are considering imposing, taxes, labeling requirements or other limitations on, or regulations pertaining to, the sale of certain of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the manufacture of our products, including certain of our products that contain added sugars or sodium, exceed a specified caloric content or include specified ingredients such as caffeine.

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of proposed legislation that would impose fees or taxes on various types of containers that are used in our business. We are not currently impacted by the policies in these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our territories in the future.

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

Environmental Remediation

We do not currently have any material commitments for environmental compliance or environmental remediation for any of our properties. We do not believe compliance with enacted or adopted federal, state and local provisions pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material adverse impact on our consolidated financial statements or our competitive position.

Employees

As of December 29, 2019, we had approximately 16,900 employees, of which approximately 14,800 were full-time and 2,100 were part-time. Approximately 14% of our labor force is covered by collective bargaining agreements.

Exchange Act Reports

Our website is www.cokeconsolidated.com and we make available free of charge through the investor relations portion of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and any amendments to these reports, as well as proxy statements and other information. These documents are available on our website as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information provided on our website is not part of this report and is not incorporated herein by reference.

The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors.

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially and adversely affected by any of these risks.

The Company’s business and results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, fuel and other supplies.

Raw material costs, including the costs for plastic bottles, aluminum cans, resin and high fructose corn syrup, have historically been subject to significant price volatility and may continue to be in the future. International or domestic geopolitical or other events, including the imposition of tariffs and/or quotas by the U.S. government on any of these raw materials, could adversely impact the supply and cost of these raw materials to the Company. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s results of operations and profitability could be adversely affected.

Continued consolidation among suppliers of certain of the Company’s raw materials could have an adverse effect on the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively low in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials and in its manufacture of finished goods.

The Company purchases all of its plastic bottles from Southeastern Container and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and all of its aluminum cans from two domestic suppliers. The inability of these plastic bottle or aluminum can suppliers to meet the Company’s requirements for containers could result in the Company not being able to fulfill customer orders and production demand until alternative sources of supply are located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the plastic bottle or aluminum can suppliers to meet the Company’s purchase requirements could negatively impact inventory levels, customer confidence and results of operations, including sales levels and profitability.

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

In addition, the Company uses significant amounts of fuel for its delivery fleet and other vehicles used in the distribution of its products. International or domestic geopolitical or other events could impact the supply and cost of fuel and the timely delivery of the Company’s products to its customers. Although the Company strives to reduce fuel consumption and uses commodity hedges to manage the Company’s fuel costs, there can be no assurance the Company will succeed in limiting the impact of fuel price volatility on the Company’s business or future cost increases, which could reduce the profitability of the Company’s operations.

The Company continues to make significant reinvestments in its business in order to evolve its operating model and to accommodate future growth and portfolio expansion, including supply chain optimization. The increased costs associated with these reinvestments, the potential for disruption in manufacturing and distribution and the risk the Company may not realize a satisfactory return on its investments could adversely affect the Company’s business, financial condition or results of operations.

The reliance on purchased finished products from external sources could have an adverse impact on the Company’s profitability.

The Company does not, and does not plan to, manufacture all products it distributes and, therefore, remains reliant on purchased finished products from external sources to meet customer demand. As a result, the Company is subject to incremental risk, including, but not limited to, product quality and availability, price variability and production capacity shortfalls for externally purchased finished products, which could have an impact on the Company’s profitability and customer relationships. In most instances, the Company’s ability to negotiate the prices at which it purchases finished products from other U.S. Coca‑Cola bottlers is limited pursuant to The Coca‑Cola Company’s right to unilaterally establish the prices, or certain elements of the formulas used to determine the prices, for such finished products under the RMA, which could have an adverse impact on the Company’s profitability.

Changes in public and consumer perception and preferences, including concerns related to obesity, artificial ingredients, product safety and sustainability and brand reputation, could reduce demand for the Company’s products and reduce profitability.

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. Over the past several years, consumer preferences have shifted from sugar-sweetened sparkling beverages to diet sparkling beverages, tea, sports drinks, enhanced water and bottled water as a result of certain health and wellness trends. In addition, consumers, public health officials, public health advocates and government officials have become increasingly concerned about the public health consequences associated with obesity. As the Company distributes, markets and manufactures beverage brands owned by others, the success of the Company’s business depends in large measure on working with The Coca‑Cola Company and other beverage companies. The Company is reliant upon the ability of The Coca‑Cola Company and other beverage companies to develop and introduce product innovations to meet the changing preferences of the broad consumer market, and failure to satisfy these consumer preferences could adversely affect the Company’s profitability.

Concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners, may erode consumers’ confidence in the safety and quality of the Company’s products, whether or not justified. The Company’s business is also impacted by changes in consumer concerns or perceptions surrounding the product manufacturing processes and packaging materials, including single-use and other plastic packaging, and the environmental and sustainability impact of such manufacturing processes and packaging. Any of these factors may reduce consumers’ willingness to purchase the Company’s products and any inability on the part of the Company to anticipate or react to such changes could result in reduced demand for the Company’s products or erode the Company’s competitive and financial position and could adversely affect the Company’s business, reputation, financial condition or results of operations.

The Company’s success depends on its ability to maintain consumer confidence in the safety and quality of all of its products. The Company has rigorous product safety and quality standards. However, if beverage products taken to market are or become contaminated or adulterated, the Company may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause its business and reputation to suffer.

The Company’s success also depends in large part on its ability and the ability of The Coca‑Cola Company and other beverage companies it works with to maintain the brand image of existing products, build up brand image for new products and brand extensions and maintain its corporate reputation and social license to operate. Engagements by the Company’s executives in social and public policy debates may occasionally be the subject of criticism from advocacy groups that have differing points of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, the Company’s sponsorship relationships and charitable giving program could subject the Company to negative publicity as a result of actual or perceived views of organizations the Company sponsors or supports financially. Likewise, negative postings or comments on social media or networking websites about the Company, The Coca‑Cola Company or one of the products the Company carries, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of the Company’s brands or the Company.

Changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients and product safety and sustainability, could reduce demand for the Company’s products and reduce profitability.

The Company’s business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. Compliance with or changes in existing laws or regulations could require material expenses and negatively affect our financial results through lower sales or higher costs.

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

In response to growing health, nutrition and obesity concerns for today’s youth, a number of states and local governments have regulations restricting the sale of soft drinks and other foods in schools, particularly elementary, middle and high schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, the Company is aware of proposed legislation that would impose fees or taxes on various types of containers used in its business. The Company is not currently impacted by the policies in these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within its distribution territories in the future.

Concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners could result in additional governmental regulations concerning the production, marketing, labeling or availability of the Company’s products or the ingredients in such products, possible new taxes or negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry, any of which could damage the reputation of the Company or reduce demand for the Company’s products, which could adversely affect the Company’s profitability.

The FDA occasionally proposes major changes to the nutrition labels required on all packaged foods and beverages, including those for most of the Company’s products, which could require the Company and its competitors to revise nutrition labels to include updated serving sizes, information about total calories in a beverage product container and information about any added sugars or nutrients. Any pervasive nutrition label changes could increase the Company’s costs and could inhibit sales of one or more of the Company’s major products.

Most beverage products sold by the Company are classified as food or food products and are therefore eligible for purchase using SNAP benefits by consumers purchasing them for home consumption. Energy drinks with a nutrition facts label are also classified as food and are eligible for purchase for home consumption using SNAP benefits, whereas energy drinks classified as a supplement by the FDA are not. Regulators may restrict the use of benefit programs, including SNAP, to purchase certain beverages and foods currently classified as food or food products.

Technology failures or cyberattacks on the Company’s technology systems or the Company’s effective response to technology failures or cyberattacks on its customers, suppliers or other third parties technology systems could disrupt the Company’s operations and negatively impact the Company’s reputation, business, financial condition or results of operations.

The Company increasingly relies on information technology systems to process, transmit and store electronic information. Like most companies, the Company’s information technology systems may be vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, power outages, computer and telecommunications failures, computer viruses, other malicious computer programs and cyberattacks, denial-of-service attacks, security breaches, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, usage errors by employees and other security issues. In addition, third-party providers of data hosting or cloud services, as well as customers and suppliers, could experience cybersecurity incidents involving data the Company shares with them.

The Company depends heavily upon the efficient operation of technological resources and a failure in these technology systems or controls could negatively impact the Company’s business, financial condition or results of operations. In addition, the Company continuously upgrades and updates current technology or installs new technology. In order to address risks to its technology systems, the Company continues to monitor networks and systems, upgrade security policies and train its employees, and it requires third-party service providers, customers, suppliers and other third parties to do the same. The inability to implement upgrades, updates or installations in a timely manner, to train employees effectively in the use of new or updated technology, or to obtain the anticipated benefits of the Company’s technology could adversely impact the Company’s business, financial condition, results of operations or profitability.

The Company has technology security initiatives and disaster recovery plans in place to mitigate its risk to these vulnerabilities; however, these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted. If the Company’s technology systems are damaged, breached or cease to function properly, it may incur significant financial and other resources to upgrade, repair or replace them, and the Company may suffer interruptions in its business operations, resulting in lost revenues and potential delays in reporting its financial results.

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

The Company relies on The Coca‑Cola Company and other beverage companies to invest in the Company through marketing funding and to promote their own company brand identity through external advertising, marketing spending and product innovation. Decreases from historic levels of investment could negatively impact the Company’s business, financial condition and results of operations or profitability.

The Coca‑Cola Company and other beverage companies have historically provided financial support to the Company through marketing funding. While the Company does not believe there will be significant changes to the amount of marketing funding support provided by The Coca‑Cola Company and other beverage companies, the Company’s beverage agreements generally do not obligate such funding and there can be no assurance the historic levels will continue. Decreases in the level of marketing funding provided, material changes in the marketing funding programs’ performance requirements or the Company’s inability to meet the performance requirements for marketing funding could adversely affect the Company’s business, financial condition and results of operations or profitability.

In addition, The Coca‑Cola Company and other beverage companies have their own external advertising campaigns, marketing spending and product innovation programs, which directly impact the Company’s operations. Decreases in marketing, advertising and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public, could adversely impact the sales volume growth and profitability of the Company. While the Company does not believe there will be significant changes in the level of external advertising and marketing spending by The Coca‑Cola Company and other beverage companies, there can be no assurance the historic levels will continue or that advertising campaigns will be positively perceived by the public. The Company’s volume growth is also dependent on product innovation by The Coca‑Cola Company and other beverage companies, and their ability to develop and introduce products that meet consumer preferences.

The Company is a participant in several Coca‑Cola system governance entities, and decisions made by these governance entities may be different than decisions that would have been made by the Company individually. Any failure of these governance entities to function efficiently or on the best behalf of the Company and any failure or delay of the Company to receive anticipated benefits from these governance entities could adversely affect the Company’s business, financial condition and results of operations.

The Company is a member of CONA and party to a master services agreement with CONA, pursuant to which the Company is an authorized user of the CONA System, a uniform information technology system developed to promote operational efficiency and uniformity among all North American Coca‑Cola bottlers. The Company relies on CONA to make necessary upgrades to and resolve ongoing or disaster-related technology issues with the CONA System, and it is limited in its authority and ability to timely resolve errors or to make changes to the CONA software. Any service interruptions of the CONA System could result in increased costs or adversely impact the Company’s results of operations. In addition, because other Coca‑Cola bottlers are also users of the CONA System and would likely experience similar service interruptions, the Company may not be able to have another bottler process orders on its behalf during any such interruption.

The Company is also member of the NPSG, which consists of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers. Pursuant to the NPSG Governance Agreement, the Company has agreed to abide by decisions made by the NPSG Board, which include decisions regarding strategic infrastructure investment and divestment planning, optimal national product supply sourcing and new product or packaging infrastructure planning. Although the Company has a representative on the NPSG Board, the Company cannot exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company. Any such divergence could have a material adverse effect on the operating and financial results of the Company.

Provisions in the CBA and the RMA with The Coca‑Cola Company could delay or prevent a change in control of the Company or a sale of the Company’s Coca‑Cola distribution or manufacturing businesses.

Provisions in the CBA and the RMA require the Company to obtain The Coca‑Cola Company’s prior approval of a potential buyer of the Company’s Coca‑Cola distribution or manufacturing businesses, which could delay or prevent a change in control of the Company or the Company’s ability to sell such businesses. The Company can obtain a list of pre-approved third-party buyers from The Coca‑Cola Company annually. In addition, the Company can seek buyer-specific approval from The Coca‑Cola Company upon receipt of a third-party offer to purchase the Company or its Coca‑Cola related businesses. If a change in control or sale of one of our businesses is delayed or prevented by the provisions in the CBA and the RMA, the market price of our common stock could be negatively affected.

The concentration of the Company’s capital stock ownership with the Harrison family limits other stockholders’ ability to influence corporate matters.

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 86% of the total voting power of the Company’s outstanding common stock. In addition, three members of the Harrison family, including Mr. Harrison, serve on the Company’s Board of Directors.

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

Unfavorable changes in general economic conditions or in the geographic markets in which the Company does business may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectibility of certain accounts. Each of these factors could adversely affect the Company’s overall business, financial condition and results of operations.

The Company’s capital structure, including its cash positions and borrowing capacity with banks or other financial institutions and financial markets, exposes it to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of the Company’s counterparties were to become insolvent or enter bankruptcy, the Company’s ability to recover losses incurred as a result of default or to retrieve assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. Consequently, the Company’s access to capital may be diminished. Any such event of default or failure could negatively impact the Company’s business, financial condition and results of operations.

Changes in the Company’s top customer relationships and marketing strategies could impact sales volume and revenues.

The Company faces concentration risks related to a few customers comprising a large portion of the Company’s annual sales volume and net revenue. The Company’s business, financial condition and results of operations could be adversely affected if revenue from one or more of these significant customers is materially reduced or if the cost of complying with the customers’ demands is significant. Additionally, if receivables from one or more of these significant customers become uncollectible, the Company’s financial condition and results of operations may be adversely impacted.

The Company’s largest customers, Wal-Mart Stores, Inc. and The Kroger Company, accounted for approximately 31% of the Company’s 2019 bottle/can sales volume to retail customers and approximately 21% of the Company’s 2019 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Wal‑Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

Competitive pressures in the markets in which the Company operates may cause channel and product mix to shift away from more profitable channels and packages. If the Company is unable to maintain or increase volume in higher-margin products and in packages sold through higher-margin channels, such as immediate consumption, pricing and gross margins could be adversely affected. Any related efforts by the Company to improve pricing and/or gross margin may result in lower than expected sales volume.

In addition, the Company’s sales of finished goods to The Coca‑Cola Company and other U.S. Coca‑Cola bottlers are governed by the RMA, pursuant to which the prices, or certain elements of the formulas used to determine the prices, for such finished goods are unilaterally established by The Coca‑Cola Company from time to time. This limits the Company’s ability to adjust pricing in response to changes in the marketplace, which could have an adverse impact on the Company’s business, financial condition and results of operations.

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

As of December 29, 2019, the Company had $1.03 billion of debt outstanding. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by limiting the Company’s ability to, and/or increasing its cost to, access credit markets for working capital, capital expenditures and other general corporate purposes; increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and exposing the Company to increased risk that the Company will not be able to refinance the principal amount of debt as it becomes due or that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

The Company’s acquisition related contingent consideration, revolving credit facility, term loan facility and pension and postretirement medical benefits are subject to changes in interest rates. If interest rates increase in the future, the Company’s borrowing costs could increase, which could negatively impact the Company’s financial condition and results of operations and limit the Company’s ability to spend in other areas of the business. Further, a decline in the interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and the amount of the liabilities.

In July 2017, the United Kingdom’s Financial Conduct Authority announced that it will not require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. The Company has identified its revolving credit facility as its only LIBOR-indexed financial instrument which extends after 2021. The use of alternative reference rates or other reforms could cause the interest rate calculated for our revolving credit facility to be materially different than expected. The Company continues to evaluate the impact of and mitigate the risk associated with the expected discontinuation of LIBOR on the Company’s business, financial condition and results of operations.

In assessing the Company’s credit strength, credit rating agencies consider the Company’s capital structure, financial policies, consolidated balance sheet and other financial information, and may also consider financial information of other bottling and beverage companies. The Company’s credit ratings could be significantly impacted by the Company’s operating performance, changes in the methodologies used by rating agencies to assess the Company’s credit ratings, changes in The Coca‑Cola Company’s credit ratings and the rating agencies’ perception of the impact of credit market conditions on the Company’s current or future financial performance. Lower credit ratings could significantly increase the Company’s borrowing costs or adversely affect the Company’s ability to obtain additional financing at acceptable interest rates or to refinance existing debt.

Failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues could have an adverse effect on the Company’s reputation, business, financial condition and results of operations or profitability.

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

Failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements, could have an adverse effect on the Company’s business, financial condition and results of operations.

Approximately 14% of the Company’s employees are covered by collective bargaining agreements. Any inability of the Company to renegotiate subsequent agreements with labor unions on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material adverse impact on the Company’s profitability. In addition, the terms and conditions of existing or renegotiated agreements could increase costs or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency.

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). Participating in the Teamsters Plan involves certain risks in addition to the risks associated with single employer plans, as contributed assets are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the Teamsters Plan, the unfunded obligations of the Teamsters Plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the Teamsters Plan, the Company could be required to pay the Teamsters Plan a withdrawal liability based on the underfunded status of the Teamsters Plan.

Changes in the inputs used to calculate the Company’s acquisition related contingent consideration liability could have a material adverse impact on the Company’s financial condition and results of operations.

The Company’s acquisition related contingent consideration liability, which totaled $446.7 million as of December 29, 2019, consists of the estimated amounts due to The Coca‑Cola Company as sub-bottling payments under the CBA over the remaining useful life of the related distribution rights, which is generally 40 years. Changes in business conditions or other events could materially change both the future cash flow projections and the discount rate used in the calculation of the fair value of contingent consideration under the CBA. These changes could materially impact the fair value of the related contingent consideration and the amount of noncash expense (or income) recorded each reporting period.

Changes in tax laws, disagreements with tax authorities or additional tax liabilities could have a material adverse impact on the Company’s financial condition and results of operations.

The Company is subject to income taxes within the United States. The Company’s annual income tax rate is based upon the Company’s income, federal tax laws and various state and local tax laws within the jurisdictions in which the Company operates. Changes in federal, state or local income tax rates and/or tax laws could have a material adverse impact on the Company’s financial results.

Excise or other taxes imposed on the sale of certain of the Company’s products by the federal government and certain state and local governments, particularly any taxes incorporated into shelf prices and passed along to consumers, could cause consumers to shift away from purchasing products of the Company, which could have a material adverse impact on the Company’s business and financial results.

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

Natural disasters, changing weather patterns and unfavorable weather could negatively impact the Company’s business, financial condition and future results of operations or profitability.

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

Climate change may have a long-term adverse impact on our business and results of operations.

There is concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns and an increase in the frequency or duration of extreme weather and climate events. These changes could adversely impact some of the Company’s facilities, the availability and cost of key raw materials used by the Company in production or the demand for the Company’s products. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require the Company to make additional investments in facilities and equipment. In addition, federal, state or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change which could directly or indirectly adversely affect the Company’s business, require additional investments or increase the cost of raw materials, fuel, ingredients and water. As a result, the effects of climate change could have a long-term adverse impact on the Company’s business and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of January 26, 2020, the principal properties of the Company included its corporate headquarters, subsidiary headquarters, 71 distribution centers and 12 manufacturing plants. The Company owns 53 distribution centers and 10 manufacturing plants, and leases its corporate headquarters, subsidiary headquarters, 18 distribution centers and two manufacturing plants. Following is a summary of the Company’s manufacturing plants and certain other properties:

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Corporate Headquarters(1)(3)	Charlotte, NC	172,000	Leased	2029
Manufacturing Plant	Nashville, TN	330,000	Leased	2024
Distribution Center/Manufacturing Plant Combination(2)(3)	Charlotte, NC	647,000	Leased	2020
Distribution Center	Clayton, NC	233,000	Leased	2026
Distribution Center	Erlanger, KY	301,000	Leased	2034
Distribution Center	Hanover, MD	276,000	Leased	2034
Distribution Center	La Vergne, TN	220,000	Leased	2026
Distribution Center	Louisville, KY	300,000	Leased	2030
Distribution Center	Memphis, TN	266,000	Leased	2025
Warehouse	Charlotte, NC	380,000	Leased	2028
Warehouse	Hanover, MD	278,000	Leased	2022

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Manufacturing Plant	Baltimore, MD	158,000	Owned	—
Manufacturing Plant	Cincinnati, OH	368,000	Owned	—
Manufacturing Plant	Memphis, TN	271,000	Owned	—
Manufacturing Plant	Portland, IN	119,000	Owned	—
Manufacturing Plant	Roanoke, VA	316,000	Owned	—
Manufacturing Plant	Silver Spring, MD	104,000	Owned	—
Manufacturing Plant	Twinsburg, OH	287,000	Owned	—
Manufacturing Plant	West Memphis, AR	126,000	Owned	—
Distribution Center/Manufacturing Plant Combination	Indianapolis, IN	380,000	Owned	—
Distribution Center/Manufacturing Plant Combination	Sandston, VA	319,000	Owned	—

(1)	Includes two adjacent buildings totaling approximately 172,000 square feet.
(2)	Includes a 542,000-square foot manufacturing plant and adjacent 105,000-square foot distribution center.
(3)	The leases for these facilities are with a related party.

The Company believes all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted. The Company has production capacity to meet its current operational requirements. The estimated utilization percentage of the Company’s manufacturing plants, which fluctuates with the seasonality of the business, as of December 29, 2019, is indicated below:

Location	Utilization(1)	Location	Utilization(1)
Portland, Indiana	106%	Baltimore, Maryland	78%
Roanoke, Virginia	99%	Cincinnati, Ohio	77%
Silver Spring, Maryland	96%	Sandston, Virginia	67%
Nashville, Tennessee	91%	Twinsburg, Ohio	62%
Charlotte, North Carolina	89%	West Memphis, Arkansas	51%
Indianapolis, Indiana	80%	Memphis, Tennessee	49%

(1)	Estimated production divided by capacity, based on operations of six days per week and 20 hours per day.

In addition to the facilities noted above, the Company utilizes a portion of the production capacity at SAC, a manufacturing cooperative located in Bishopville, South Carolina, that owns a 261,000-square foot manufacturing plant.

The Company’s products are generally transported to distribution centers for storage pending sale. There were no changes to the number of distribution centers by market area between December 29, 2019 and January 26, 2020.

As of January 26, 2020, the Company owned and operated approximately 4,400 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,900 were route delivery trucks. In addition, the Company owned approximately 480,000 beverage dispensing and vending machines for the sale of beverage products in the Company’s territories as of January 26, 2020.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

The following information is provided with respect to each of the executive officers of the Company.

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	65
David M. Katz	President and Chief Operating Officer	51
F. Scott Anthony	Executive Vice President and Chief Financial Officer	56
William J. Billiard	Senior Vice President and Chief Accounting Officer	53
Robert G. Chambless	Executive Vice President, Franchise Beverage Operations	54
Morgan H. Everett	Senior Vice President	38
E. Beauregarde Fisher III	Executive Vice President, General Counsel and Secretary	51
Umesh M. Kasbekar	Vice Chairman of the Board of Directors	62
Kimberly A. Kuo	Senior Vice President, Public Affairs, Communications and Communities	49
James L. Matte	Senior Vice President, Human Resources	60

Mr. J. Frank Harrison, III was elected Chairman of the Board of Directors in December 1996 and Chief Executive Officer in May 1994. Mr. Harrison served as Vice Chairman of the Board from November 1987 to December 1996. He was first employed by the Company in 1977 and also served as a Division Sales Manager and as a Vice President.

Mr. David M. Katz was elected President and Chief Operating Officer in December 2018. Prior to this, he served in various positions within the Company, including Executive Vice President and Chief Financial Officer from January 2018 to December 2018, Executive Vice President, Product Supply and Culture & Stewardship from April 2017 to January 2018, Executive Vice President, Human Resources from April 2016 to April 2017 and Senior Vice President from January 2013 to March 2016. He held the position of Senior Vice President, Midwest Region for CCR from November 2010 to December 2012. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca‑Cola Enterprises Inc.’s (“CCE”) East Business Unit. From 2008 to 2010, he served as Chief Procurement Officer and as President and Chief Executive Officer of Coca‑Cola Bottlers’ Sales & Services Company, LLC. He began his Coca‑Cola career in 1993 with CCE as a Logistics Consultant.

Mr. F. Scott Anthony was elected Executive Vice President and Chief Financial Officer in December 2018. Prior to that, he served as Senior Vice President, Treasurer from November 2018 to December 2018. Before joining the Company, Mr. Anthony served as Executive Vice President, Chief Financial Officer of Ventura Foods, LLC, a privately held food solutions company, from April 2011 to September 2018. Prior to that, Mr. Anthony spent 21 years with CCE in a variety of roles, including Vice President, Chief Financial Officer of CCE’s North America division, Vice President, Investor Relations & Planning, and Director, Acquisitions & Investor Relations.

Mr. William  J. Billiard was elected Chief Accounting Officer in February 2006 and Senior Vice President in April 2017. In addition to these roles, he also served as, Vice President, Corporate Controller from June 2013 to November 2014, Vice President, Operations Finance from November 2010 to June 2013 and Vice President, Controller from February 2006 to November 2010. Before joining the Company, he served in various senior financial roles including Chief Financial Officer, Treasurer, Corporate Controller and Vice President of Finance for companies in the Charlotte, North Carolina and Atlanta, Georgia areas and was an accountant with Deloitte.

Mr. Robert G. Chambless was elected Executive Vice President, Franchise Beverage Operations in January 2018. Prior to this, he served in various positions within the Company, including Executive Vice President, Franchise Strategy and Operations from April 2016 to January 2018, Senior Vice President, Sales, Field Operations and Marketing from August 2010 to March 2016, Senior Vice President, Sales from June 2008 to July 2010, Vice President - Franchise Sales from 2003 to 2008, Region Sales Manager for the Company’s Southern Division from 2000 to 2003 and Sales Manager in the Company’s Columbia, South Carolina branch from 1997 to 2000. He also served the Company in several other positions prior to 1997 and was first employed by the Company in 1986.

Ms. Morgan H. Everett was elected Senior Vice President in April 2019. Prior to that, she was Vice President, a position she held from January 2016 to March 2019, and Community Relations Director, a position she held from January 2009 to December 2015. Since December 2018, she has served as Chairman of Red Classic Services, LLC and Data Ventures, Inc., two of the Company’s operating subsidiaries. She has been an employee of the Company since October 2004.

Mr. E. Beauregarde Fisher III was elected Executive Vice President, General Counsel in February 2017 and Secretary in May 2017. Before joining the Company, he was a partner with the law firm of Moore & Van Allen PLLC where he served on the firm’s management committee and chaired its business law practice group. He was associated with the firm from 1998 to 2017 and concentrated his practice on mergers and acquisitions, corporate governance and general corporate matters. From 2011 to 2017, he served as the Company’s outside corporate counsel.

Mr. Umesh M. Kasbekar was elected Vice Chairman of the Board of Directors in January 2016. Previously, he served as the Secretary from August 2012 to May 2017 and as Senior Vice President, Planning and Administration from June 2005 to December 2015. Prior to that, he was the Company’s Vice President, Planning, a position he was elected to in December 1988.

Ms. Kimberly A. Kuo was elected Senior Vice President, Public Affairs, Communications and Communities in January 2016. Before joining the Company, she operated her own communications and marketing consulting firm, Sterling Strategies, LLC, from January 2014 to December 2015. Prior to that, she served as Chief Marketing Officer at Baker & Taylor, Inc., a book and entertainment distributor, from February 2009 to July 2013. Prior to her experience at Baker & Taylor, Inc., she served in various communications and government affairs roles on Capitol Hill, in political campaigns, trade associations and corporations.

Mr. James L. Matte was elected Senior Vice President, Human Resources in April 2017 after joining the Company as Vice President of Human Resources in September 2015. Before joining the Company, Mr. Matte served as a labor and employee relations consultant to several private equity groups from January 2014 to August 2015. Prior to that, he was employed by CCE in North America and in Europe, holding a variety of human resources leadership positions related to human resource strategy, talent management, employee and labor relations, organizational development and employment practices from August 2004 to December 2013. Prior to his career at CCE, he was a partner with the law firm of McGuireWoods, LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of January 26, 2020, the number of stockholders of record of the Common Stock and Class B Common Stock was 1,291 and 10, respectively.

On March 5, 2019, the Compensation Committee of the Company’s Board of Directors determined that 34,700 shares of restricted Class B Common Stock, $1.00 par value, should be issued to J. Frank Harrison, III, in connection with his services in 2018 as Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to a performance unit award agreement approved in 2008 (the “Performance Unit Award Agreement”). As permitted under the terms of the Performance Unit Award Agreement, 15,476 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units. The shares issued to Mr. Harrison were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) therein. The Performance Unit Award Agreement expired with this award issuance. See Note 23 to the consolidated financial statements for additional information.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 28, 2014 and ending December 29, 2019. The peer group is comprised of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company, Cott Corporation and PepsiCo, Inc.

The graph assumes $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and each of the companies within the peer group on December 28, 2014, and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

*	Assumes $100 invested on 12/28/2014 in stock or 12/31/2014 in index, including reinvestment of dividends.

Index calculated on a month-end basis.

Item 6.	Selected Financial Data.

The table below sets forth certain selected financial data concerning the Company for the five fiscal years ended December 29, 2019. The data is derived from consolidated financial statements of the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements for additional information.

	Fiscal Year
(in thousands, except per share data)	2019(1)	2018	2017	2016	2015(2)
Net sales	$4,826,549	$4,625,364	$4,287,588	$3,130,145	$2,287,707
Cost of sales	3,156,047	3,069,652	2,782,721	1,940,706	1,405,426
Gross profit	1,670,502	1,555,712	1,504,867	1,189,439	882,281
Selling, delivery and administrative expenses	1,489,748	1,497,810	1,403,320	1,058,240	784,137
Income from operations	180,754	57,902	101,547	131,199	98,144
Interest expense, net	45,990	50,506	41,869	36,325	28,915
Other expense, net	100,539	30,853	9,565	1,470	3,576
Gain (loss) on exchange transactions	-	10,170	12,893	(692)	8,807
Gain on sale of business	-	-	-	-	22,651
Bargain purchase gain, net of tax of $1,265	-	-	-	-	2,011
Income (loss) before income taxes	34,225	(13,287)	63,006	92,712	99,122
Income tax expense (benefit)	15,665	1,869	(39,841)	36,049	34,078
Net income (loss)	18,560	(15,156)	102,847	56,663	65,044
Less: Net income attributable to noncontrolling interest	7,185	4,774	6,312	6,517	6,042
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$11,375	$(19,930)	$96,535	$50,146	$59,002
Basic net income (loss) per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.21	$(2.13)	$10.35	$5.39	$6.35
Class B Common Stock	$1.21	$(2.13)	$10.35	$5.39	$6.35
Diluted net income (loss) per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.21	$(2.13)	$10.30	$5.36	$6.33
Class B Common Stock	$1.19	$(2.13)	$10.29	$5.35	$6.31
Cash dividends per share - Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Cash dividends per share - Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Net cash provided by operating activities	$290,370	$168,879	$307,816	$161,995	$108,290
Net cash used in investing activities	173,677	143,945	458,895	452,026	217,343
Net cash provided by (used in) financing activities	(120,627)	(28,288)	146,131	256,383	155,456
Total assets	3,126,926	3,009,928	3,072,960	2,449,484	1,846,565
Working capital	208,081	195,681	155,086	135,904	108,366
Acquisition related contingent consideration	446,684	382,898	381,291	253,437	136,570
Current portion of obligations under financing or capital leases	9,403	8,617	8,221	7,527	7,063
Noncurrent portion of obligations under financing or capital leases	17,403	26,631	35,248	41,194	48,721
Long-term debt	1,029,920	1,104,403	1,088,018	907,254	619,628
Total equity of Coca-Cola Consolidated, Inc.	346,952	358,187	366,702	277,131	243,056
Physical case volume	343,242	337,711	323,836	243,578	179,564

(1)

In 2019, the Company adopted Accounting Standards Update 2016-02, “Leases,” using the optional transition method. As of December 29, 2019, the Company had $15.0 million in current obligations under operating leases and $97.8 million in noncurrent obligations under operating leases. See Note 10 to the consolidated financial statements for additional information on the Company’s adoption of the lease standard.

(2)

All years presented are 52-week fiscal years except 2015 which was a 53-week fiscal year. The estimated net sales, gross margin and selling, delivery and administrative (“SD&A”) expenses for the additional week in 2015 of approximately $39 million, $14 million and $10 million, respectively, are included in the reported results for 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The fiscal years presented are the 52‑week periods ended December 29, 2019 (“2019”) and December 30, 2018 (“2018”).

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries, including Piedmont Coca-Cola Bottling Partnership (“Piedmont”), the Company’s only subsidiary that has a significant noncontrolling interest. Piedmont distributes and markets nonalcoholic beverages in portions of North Carolina and South Carolina. The Company provides a portion of these nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. Noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

The Company manages its business on the basis of three operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses the Company’s financial condition and results of operations as of and for 2019 and 2018. Information concerning the fiscal year ended December 31, 2017 (“2017”) and a comparison of 2018 and 2017 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2018, filed with the SEC on February 27, 2019.

Areas of Emphasis

Key priorities for the Company include commercial execution, revenue management, supply chain optimization and cash flow generation.

Commercial Execution: Our success is dependent on our ability to execute our commercial strategy within our customers’ stores. Our ability to obtain shelf space within stores and remain in-stock across our portfolio of brands and packages in a profitable manner will have a significant impact on our results. We are focused on execution at every step in our supply chain, including raw material and finished goods procurement, manufacturing conversion, transportation, warehousing and distribution, to ensure in-store execution can occur. We are investing in tools and technology to enable our teammates to operate more effectively and efficiently with our customers and drive value in our business for the long term.

Revenue Management: Our revenue management strategy focuses on the optimal pricing of our brands and packages within product categories and channels, creating effective working relationships with our customers, and disciplined fact-based decision-making. Pricing decisions are made considering a variety of factors, including brand strength, competitive environment, input costs, the roles certain brands play in our product portfolio, and other market conditions.

Supply Chain Optimization: In October 2017, we completed the last of our acquisitions of our new distribution territories and manufacturing facilities in System Transaction. We are focused on optimizing our supply chain as we continue to integrate these new territories and facilities into our operations. During 2019, we opened a new automated distribution center in Erlanger, Kentucky which increased our operational capabilities and efficiencies and allows us to serve our customers in the Cincinnati, Ohio region at a lower cost. In addition, we are in the process of integrating our Memphis, Tennessee production center with our West Memphis, Arkansas operations. This project will greatly expand our West Memphis production capabilities and reduce our overall production costs. We will continue to look for opportunities to invest in our supply chain to optimize our costs.

Cash Flow Generation: Cash flow generation continues to be a key focus area for us. We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and focus on strengthening our balance sheet.

Results of Operations

The Company’s results of operations for 2019 and 2018 are summarized in the table below and discussed in the following paragraphs.

	Fiscal Year
(in thousands)	2019	2018	Change
Net sales	$4,826,549	$4,625,364	$201,185
Cost of sales	3,156,047	3,069,652	86,395
Gross profit	1,670,502	1,555,712	114,790
Selling, delivery and administrative expenses	1,489,748	1,497,810	(8,062)
Income from operations	180,754	57,902	122,852
Interest expense, net	45,990	50,506	(4,516)
Other expense, net	100,539	30,853	69,686
Gain on exchange transactions	-	10,170	(10,170)
Income (loss) before income taxes	34,225	(13,287)	47,512
Income tax expense	15,665	1,869	13,796
Net income (loss)	18,560	(15,156)	33,716
Less: Net income attributable to noncontrolling interest	7,185	4,774	2,411
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$11,375	$(19,930)	$31,305
Other comprehensive income (loss), net of tax	(18,017)	16,937	(34,954)
Comprehensive loss attributable to Coca-Cola Consolidated, Inc.	$(6,642)	$(2,993)	$(3,649)

Items Impacting Operations and Financial Condition

2019

•	$92.8 million recorded in other expense, net as a result of an increase in the fair value of the Company’s contingent consideration liability;
•

$10.6 million adjustment related to the impairment and accelerated depreciation of property, plant and equipment within the Nonalcoholic Beverages segment as the Company continues to optimize efficiency opportunities across its business;

•	$10.1 million pre-tax favorable mark-to-market adjustments related to the Company’s commodity hedging program;
•	$7.3 million of additional expense to reflect the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets; and
•	$6.9 million of expenses related to the System Transformation.

2018

•	$43.3 million of expenses related to the System Transformation;
•	$28.8 million recorded in other expense, net as a result of an increase in the fair value of the Company’s contingent consideration liability;
•	$14.7 million pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program;
•	$10.2 million net adjustment to the gain on exchange transactions as a result of final post-closing adjustments for the System Transformation transactions completed in 2017; and
•	$8.6 million recorded in SD&A expenses related to severance and outplacement expenses incurred to optimize labor expense.

Net Sales

Net sales increased $201.2 million, or 4.3%, to $4.83 billion in 2019, as compared to $4.63 billion in 2018. The increase in net sales was primarily attributable to the following (in millions):

2019	Attributable to:
$155.9

Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences

72.1	Increase in net sales related to increased sales volume
(45.7)	Decrease in sales volume to other Coca-Cola bottlers
20.0	Increase in volume of external freight revenue to external customers (other than nonalcoholic beverages)
(1.1)	Other
$201.2	Total increase in net sales

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2019	2018	% Change
Bottle/can sales:
Sparkling beverages	$2,582,478	$2,468,908	4.6%
Still beverages	1,558,944	1,441,783	8.1%
Total bottle/can sales	4,141,422	3,910,691	5.9%

Other sales:
Sales to other Coca-Cola bottlers	342,062	387,716	(11.8)%
Post-mix and other	343,065	326,957	4.9%
Total other sales	685,127	714,673	(4.1)%

Total net sales	$4,826,549	$4,625,364	4.3%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales
Product Category	2019	2018	Volume Increase
Sparkling beverages	70.7%	71.6%	0.4%
Still beverages	29.3%	28.4%	4.9%
Total bottle/can sales volume	100.0%	100.0%	1.6%

As the Company introduces new products, it reassesses the category assigned to its products at the SKU level, therefore categorization could differ from previously presented results to conform with current period categorization. Any differences are not material.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2019	2018
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	12%	11%
Total approximate percent of the Company’s total bottle/can sales volume	31%	30%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	13%	14%
The Kroger Company	8%	8%
Total approximate percent of the Company’s total net sales	21%	22%

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished goods from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $86.4 million, or 2.8%, to $3.16 billion in 2019, as compared to $3.07 billion in 2018. The increase in cost of sales was primarily attributable to the following (in millions):

2019	Attributable to:
$85.1	Increase in cost of sales primarily related to the change in product mix to meet consumer preferences and an increase in concentrate costs
(49.6)	Decrease in sales volume to other Coca-Cola bottlers
43.1	Increase in cost of sales related to increased sales volume
22.7	Increase in costs related to increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
(14.9)	Other
$86.4	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $131.5 million in 2019, as compared to $128.4 million in 2018.

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

SD&A expenses decreased $8.1 million, or 0.5%, to $1.49 billion in 2019, as compared to $1.50 billion in 2018. SD&A expenses as a percentage of sales decreased to 30.9% in 2019 from 32.4% in 2018. The decrease in SD&A expenses was primarily attributable to the following (in millions):

2019	Attributable to:
$(36.4)	Decrease in System Transformation expenses
22.0

Increase in employee benefit costs including employee salaries primarily as a result of an increase in bonuses and incentives primarily related to improved financial results, partially offset by workforce optimization completed in 2018

6.3	Other
$(8.1)	Total decrease in SD&A expenses

The Company has three primary delivery systems: (i) bulk delivery for large supermarkets, mass merchandisers and club stores, (ii) advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premise accounts and (iii) full-service delivery for its full-service vending customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, totaled $623.4 million in 2019 and $610.7 million in 2018.

Interest Expense, Net

Interest expense, net decreased $4.5 million, or 8.9%, to $46.0 million in 2019, as compared to $50.5 million in 2018. The decrease was primarily a result of lower average debt balances and lower average interest rates.

Other Expense, Net

A summary of other expense, net is as follows:

	Fiscal Year
(in thousands)	2019	2018
Increase in the fair value of the acquisition related contingent consideration liability	$92,788	$28,767
Non-service cost component of net periodic benefit cost	7,907	2,525
Other	(156)	(439)
Total other expense, net	$100,539	$30,853

Each reporting period, the Company adjusts its contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the CBA, which extend through the life of the applicable distribution assets, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections. The life of these distribution asset is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

The increase in the fair value of the acquisition related contingent consideration liability during 2019 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees and a decrease in the discount rate used to calculate fair value. The increase in the fair value of the acquisition related contingent consideration liability during 2018 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees.

Income Tax Expense (Benefit)

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 45.8% in 2019 and (14.1)% in 2018. The change in the effective income tax rate was primarily driven by improved financial results. The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 57.9% in 2019 and (10.3)% in 2018.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $7.2 million in 2019 and $4.8 million in 2018 related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income (Loss), Net of Tax

The Company had other comprehensive loss, net of tax of $18.0 million in 2019 and other comprehensive income, net of tax of $16.9 million in 2018. The decrease was primarily a result of actuarial losses on the Company’s pension and postretirement plans.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM. The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2019	2018
Net sales:
Nonalcoholic Beverages	$4,694,428	$4,512,318
All Other	345,005	358,625
Eliminations(1)	(212,884)	(245,579)
Consolidated net sales	$4,826,549	$4,625,364

Income from operations:
Nonalcoholic Beverages	$174,133	$45,519
All Other	6,621	12,383
Consolidated income from operations	$180,754	$57,902

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Fiscal Year 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,670,502	$1,489,748	$180,754	$34,225	$11,375	$1.21
System Transformation expenses(1)	-	(6,915)	6,915	6,915	5,200	0.56
Fair value adjustment of acquisition related contingent consideration(2)	-	-	-	92,788	69,591	7.43
Fair value adjustments for commodity hedges(3)	(6,602)	3,536	(10,138)	(10,138)	(7,604)	(0.81)
Capitalization threshold change for certain assets(4)	-	(7,305)	7,305	7,305	5,479	0.58
Supply chain and asset optimization(5)	5,625	(4,952)	10,577	10,577	7,933	0.85
Total reconciling items	(977)	(15,636)	14,659	107,447	80,599	8.61
Adjusted results (non-GAAP)	$1,669,525	$1,474,112	$195,413	$141,672	$91,974	$9.82

	Fiscal Year 2018
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$1,555,712	$1,497,810	$57,902	$(13,287)	$(19,930)	$(2.13)
System Transformation expenses(1)	1,174	(42,162)	43,336	43,336	33,022	3.53
Gain on exchange transactions(6)	-	-	-	(10,170)	(7,648)	(0.82)
Workforce optimization expenses(7)	-	(8,555)	8,555	8,555	6,519	0.70
Fair value adjustment of acquisition related contingent consideration(2)	-	-	-	28,767	21,920	2.34
Fair value adjustments for commodity hedges(3)	10,376	(4,349)	14,725	14,725	11,220	1.20
Total reconciling items	11,550	(55,066)	66,616	85,213	65,033	6.95
Adjusted results (non-GAAP)	$1,567,262	$1,442,744	$124,518	$71,926	$45,103	$4.82

Following is an explanation of non-GAAP adjustments:

(1)	Adjustment reflects expenses related to the System Transformation, which primarily includes information technology system conversions and professional fees and expenses related to due diligence.

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

(4)

Adjustment reflects additional expense for the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets. This change is not expected to be material to the consolidated financial statements.

(5)

Adjustment reflects expenses within the Nonalcoholic Beverages segment related to the impairment and accelerated depreciation of property, plant and equipment as the Company continues to optimize efficiency opportunities across its business.

(6)	Adjustment reflects gain on exchange transactions as a result of final post-closing adjustments made during 2018 for the System Transformation transactions that closed during 2017.

(7)	Adjustment reflects severance and outplacement expenses relating to the Company’s optimization of its labor expense in the Nonalcoholic Beverages segment.

Financial Condition

Total assets increased $117.0 million to $3.13 billion on December 29, 2019, as compared to $3.01 billion on December 30, 2018. Net working capital, defined as current assets less current liabilities, was $208.1 million on December 29, 2019, which was an increase of $12.4 million from December 30, 2018.

Significant changes in net working capital on December 29, 2019 from December 30, 2018 were as follows:

•	An increase in accounts receivable from The Coca‑Cola Company of $17.5 million primarily as a result of the timing of cash receipts.
•	An increase in accounts receivable, other of $12.6 million primarily as a result of increased balances due from manufacturing cooperatives stemming from favorable commodity price variances.
•	An increase in inventories of $15.9 million primarily as a result of inventory builds to support expanded product selections offered by the Company.
•	The addition of the current portion of obligations under operating leases of $15.0 million as a result of the Company recording balances for operating leases on its consolidated balance sheets.
•	An increase in accounts payable, trade of $35.4 million primarily as a result of the timing of payments.
•	A decrease in other accrued liabilities of $41.4 million primarily as a result of the timing of payments.
•	An increase in accrued compensation of $15.5 million primarily as a result of increased incentive compensation accruals resulting from the Company’s financial performance.

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

The Company’s total debt as of December 29, 2019 and December 30, 2018 was as follows:

(in thousands)	Maturity Date	December 29, 2019	December 30, 2018
Senior notes and unamortized discount on senior notes(1)(2)	4/15/2019	$-	$109,922
Term loan facility(1)	6/7/2021	262,500	292,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	45,000	80,000
Senior notes and unamortized discount on senior notes(2)	11/25/2025	349,948	349,939
Senior notes	10/10/2026	100,000	-
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(2,528)	(2,958)
Long-term debt		$1,029,920	$1,104,403

(1)

The senior notes due in 2019 were refinanced using proceeds from the issuance of the senior notes due in 2026 (as discussed below). The Company intends to refinance principal payments due in the next 12 months under the term loan facility and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next 12 months were classified as noncurrent.

(2)	The senior notes due in 2019 were issued at 98.238% of par and the senior notes due in 2025 were issued at 99.975% of par.

The Company’s term loan facility matures on June 7, 2021. The original aggregate principal amount borrowed by the Company under the facility was $300 million and repayment of principal amounts outstanding began in 2018. The Company may request additional term loans under the term loan facility, provided the Company’s aggregate borrowings under the facility do not exceed $500 million.

In July 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and is not expected to be material to the consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other loss on the consolidated balance sheets and included in the consolidated statements of comprehensive income.

As discussed below under “Cash Flows From Financing Activities,” in April 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company. As of December 29, 2019, the Company had outstanding borrowings of $45.0 million under the revolving credit facility, and therefore had $455.0 million borrowing capacity available.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The Company’s nonpublic debt facilities include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of December 29, 2019. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s financial position or results of operations. Subsequent to year-end, on January 17, 2020, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to stable from negative. Moody’s rating outlook for the Company is stable. As of December 29, 2019, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company is subject to interest rate risk on its variable rate debt, including the revolving credit facility and the term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of December 29, 2019, interest expense for the next 12 months would increase by approximately $2.1 million. See Item 7A for additional information.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2. Fair value adjustments were noncash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2019	2018
Beginning balance - Level 3 liability	$382,898	$381,291
Measurement period adjustments(1)	-	813
Payment of acquisition related contingent consideration	(27,182)	(24,683)
Reclassification to current payables	(1,820)	(3,290)
Increase in fair value	92,788	28,767
Ending balance - Level 3 liability	$446,684	$382,898

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

Cash Sources and Uses

A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2019	2018
Cash Sources:
Borrowings under revolving credit facility	$515,339	$356,000
Net cash provided by operating activities(1)	290,370	168,879
Proceeds from issuance of senior notes	100,000	150,000
Proceeds from the sale of property, plant and equipment	4,064	5,259
Proceeds from cold drink equipment	-	3,789
Acquisition of distribution territories and regional manufacturing plants, net of cash acquired and purchase price settlements	-	456
Total cash sources	$909,773	$684,383

Cash Uses:
Payments on revolving credit facility	$550,339	$483,000
Additions to property, plant and equipment (exclusive of acquisitions)	171,374	138,235
Payments on term loan facility and senior notes	140,000	7,500
Payments of acquisition related contingent consideration	27,182	24,683
Net cash paid for exchange transactions	-	13,116
Cash dividends paid	9,369	9,353
Payments on financing or capital lease obligations	8,656	8,221
Other distribution agreements	4,654	-
Investment in CONA Services LLC	1,713	2,098
Debt issuance fees	420	1,531
Total cash uses	$913,707	$687,737
Decrease in cash	$(3,934)	$(3,354)

(1)

Net cash provided by operating activities in 2019 included net income tax payments of $6.3 million and pension plan contributions of $4.9 million. Net cash provided by operating activities in 2018 included net income tax refunds of $37.0 million, pension plan contributions of $20.0 million and proceeds from the Legacy Facilities Credit of $1.3 million.

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash payments for income taxes will be between $18 million and $28 million in fiscal year 2020 (“2020”).

Cash Flows From Operating Activities

During 2019, cash provided by operating activities was $290.4 million, which was an increase of $121.5 million, as compared to 2018. The increase was primarily a result of improved financial results and continued focus on working capital needs.

Cash Flows From Investing Activities

During 2019, cash used in investing activities was $173.7 million, which was an increase of $29.8 million, as compared to 2018. The increase was driven primarily by increased additions to property, plant and equipment. Additions to property, plant and equipment during 2019 were $171.4 million. As of December 29, 2019, $19.5 million of additions to property, plant and equipment were accrued in accounts payable, trade. Additions to property, plant and equipment during 2018 were $138.2 million. As of December 30, 2018, $13.7 million of additions to property, plant and equipment were accrued in accounts payable, trade.

The Company anticipates additions to property, plant and equipment in 2020 to be in the range of $180 million to $210 million.

Cash Flows From Financing Activities

During 2019, cash used in financing activities was $120.6 million, which was an increase of $92.3 million, as compared to 2018. The increase was primarily driven by net repayments of debt in 2019, stemming from improved financial results.

The Company had cash payments for acquisition related contingent consideration of $27.2 million during 2019 and $24.7 million during 2018. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $27 million to $51 million.

In April 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife and certain of its affiliates pursuant to a Note Purchase and Private Shelf Agreement dated January 23, 2019 between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears, and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

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

Off-Balance Sheet Arrangements

The Company is a member of, and has equity ownership in, SAC, a manufacturing cooperative comprised of Coca‑Cola bottlers. As of December 29, 2019, the Company guaranteed $14.7 million of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 21 to the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 29, 2019:

	Contractual Obligation Payments Due During
(in thousands)	Total	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter
Total debt, net of interest	$1,032,500	$45,000	$217,500	$-	$170,000	$-	$600,000
Estimated interest on debt obligations(1)	193,173	35,601	31,328	28,468	24,353	23,170	50,253
SAC purchase obligation(2)	449,159	99,813	99,813	99,813	99,813	49,907	-
Acquisition related contingent consideration	446,684	41,087	28,855	26,946	27,468	27,998	294,330
Long-term marketing contractual arrangements(3)	195,409	39,098	33,518	28,687	19,915	15,716	58,475
Executive benefit plans	166,208	26,705	20,897	14,204	10,217	9,610	84,575
Operating lease obligations	140,316	19,236	16,815	14,016	11,704	10,989	67,556
Postretirement obligations(4)	62,056	2,831	3,003	3,122	3,169	3,439	46,492
Financing lease obligations	30,484	10,611	6,215	2,694	2,750	2,808	5,406
Obligation for exiting multiemployer pension plan	6,390	974	974	974	974	974	1,520
Purchase orders(5)	68,636	68,636	-	-	-	-	-
Total contractual obligations	$2,791,015	$389,592	$458,918	$218,924	$370,363	$144,611	$1,208,607

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024.
(3)	Includes long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations.
(4)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plan is excluded as the timing and/or amount of any cash payment is uncertain.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company had uncertain tax positions, including accrued interest, of $2.5 million on December 29, 2019, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 17 to the consolidated financial statements for additional information.

The Company is a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments as there are no minimum purchase requirements. See Note 21 to the consolidated financial statements for additional information related to Southeastern.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on December 29, 2019. See Note 21 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $4.9 million to the two Company-sponsored pension plans during 2019. Contributions to the two Company-sponsored pension plans are expected to be in the range of $7 million to $12 million in 2020.

Postretirement medical care payments are expected to be approximately $2.8 million in 2020. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The net impact of the commodity hedges on the consolidated statements of operations was as follows:

	Fiscal Year
(in thousands)	2019	2018
Increase in cost of sales	$8,318	$10,788
Increase (decrease) in SD&A expenses	(1,922)	3,530
Net impact	$6,396	$14,318

Discussion of Critical Accounting Policies and Estimates and Recent Accounting Pronouncements

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

Revenue Recognition

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. The Company typically collects payment from customers within 30 days from the date of sale.

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The

Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

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

The Company participates in various sales programs with The Coca‑Cola Company, other beverage companies and customers to increase the sale of its products. Programs negotiated with customers include arrangements under which allowances can be earned for attaining agreed-upon sales levels. The cost of these various sales incentives is not considered a separate performance obligation and is included as a deduction to net sales.

Allowance payments made to customers can be conditional on the achievement of volume targets and/or marketing commitments. Payments made in advance are recorded as prepayments and amortized in the consolidated statements of operations over the relevant period for which the customer commitment is made. In the event there is no separate identifiable benefit or the fair value of such benefit cannot be established, the amortization of the prepayment is included as a reduction to net sales.

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. The Company’s reserve for customer returns is included in the allowance for doubtful accounts in the consolidated balance sheets. Returned product is recognized as a reduction of net sales. See Note 4 to the consolidated financial statements for additional information.

Valuation of Long-Lived Assets, Goodwill and Other Intangibles

Management performs recoverability and impairment tests of long-lived assets, goodwill and other intangibles in accordance with GAAP, during which management makes numerous assumptions which involve a significant amount of judgment. When performing impairment tests, management estimates the fair values of the assets using its best assumptions, which management believes would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. For other assets, impairment tests are required at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment and other intangibles when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets. During 2019 and 2018, the Company performed periodic reviews of property, plant and equipment and other intangibles and determined no material impairment existed.

All business combinations are accounted for using the acquisition method. All of the Company’s goodwill resides within one reporting unit within the Nonalcoholic Beverages reportable segment, and, therefore, the Company has determined it has one reporting unit for the purpose of assessing goodwill for potential impairment. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter, or more frequently if facts and circumstances indicate such assets may be impaired, including significant declines in actual or future projected cash flows and significant deterioration of market conditions.

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value. The Company’s goodwill impairment assessment includes a qualitative assessment to determine whether it is more likely than not that the fair value of the goodwill is below its carrying value, each year, and more often if there are significant changes in business conditions that could result in impairment. When a quantitative analysis is considered necessary for the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches: 1) market value, using the Company’s stock price plus outstanding debt; 2) discounted cash flow analysis; and 3) multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter during both 2019 and 2018 and determined there was no impairment of the carrying value of these assets. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2019 annual test date. See Note 11 to the consolidated financial statements for additional information.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the CBA over the remaining useful life of the related distribution rights. Under the CBA, the Company makes quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell certain beverages and beverage products in the distribution territories acquired in the System Transformation, but excluding territories the Company acquired in an exchange transaction. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories acquired in the System Transformation, excluding territories the Company acquired in an exchange transaction, to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period. See Note 16 to the consolidated financial statements for additional information.

Income Tax Estimates

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards, as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 17 to the consolidated financial statements for additional information.

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

Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. See Note 18 to the consolidated financial statements for additional information.

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Primary Plan and the Bargaining Plan was 3.36% and 3.61%, respectively, in 2019 and 4.47% and 4.63%, respectively, in 2018. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

Pension costs were $10.6 million in 2019 and $5.3 million in 2018.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 29, 2019	$(11,957)	$12,681
Net periodic pension cost in 2019	(391)	410

The weighted average expected long-term rate of return of plan assets used in computing net periodic pension costs for the Primary Plan was 5.00% in 2019 and 6.00% in 2018. The weighted average expected long-term rate of return of plan assets used in computing net periodic pension costs for the Bargaining Plan was 5.25% in 2019 and 6.00% in 2018. These rates reflect an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 18 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets and the weighted average expected long-term rate of return of each asset type. The actual return on pension plan assets was a gain of 12.8% for the Primary Plan and a gain of 15.3% for the Bargaining Plan in 2019 and a loss of 3.0% for both the Primary Plan and the Bargaining Plan in 2018.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on the annual yield on long-term corporate bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 3.32% in 2019 and 4.41% in 2018. The discount rate was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Aon/Hewitt AA above median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 29, 2019	$(1,865)	$1,968
Service cost and interest cost in 2019	(135)	141

A 1% increase or decrease in the annual healthcare cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	1% Increase	1% Decrease
Postretirement benefit obligation at December 29, 2019	$8,128	$(7,123)
Service cost and interest cost in 2019	548	(489)

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018‑02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This standard is required to be applied either in the period of adoption or retrospectively to each period in which the changes in the U.S. federal corporate income tax rate pursuant to the Tax Act are recognized. The new guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2018‑02 in 2019 and recognized a cumulative effect adjustment to the opening balance of retained earnings in 2019. The cumulative effect adjustment increased retained earnings by $19.7 million.

In February 2016, the FASB issued ASU 2016-02, “Leases” (the “lease standard”). The lease standard requires lessees to recognize a right of use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance was effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company adopted the lease standard in 2019 using the optional transition method, as discussed in Note 10 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016‑13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company plans to adopt ASU 2016‑13 in the first quarter of 2020 and does not expect the impact of adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019‑12, “Simplifying the Accounting for Income Taxes,” which will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019‑12 will have on its consolidated financial statements.

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, SD&A expenses, gross profit, income tax rates, earnings per diluted share, dividends, pension plan contributions and estimated acquisition related contingent consideration payments; or statements regarding the outcome or impact of certain new accounting pronouncements and pending or threatened litigation. These statements include:

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

•	the Company’s belief that it will adopt ASU 2016‑13 in the first quarter of 2020 and the impact to its consolidated financial statements will not be material;
•

the Company’s expectation that one real estate lease commitment will commence in 2020, have lease terms of 10 years and that the additional lease liability associated with this future lease commitment is expected to be $40.2 million;

•	the Company’s intention to refinance amounts due in the next twelve months under the term loan facility using the capacity under the revolving credit facility;
•	the Company’s belief that all the banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company;
•

the Company’s estimate that a 10% increase in the market price of certain commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $58.2 million, assuming no change in volume;

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

•

the Company’s belief that, assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 29, 2019 will be $24.3 million for each fiscal year 2020 through 2024;

•

the Company’s belief that, assuming no impairment of customer lists and other identifiable intangible assets, net, amortization expense in future years based upon recorded amounts as of December 29, 2019 will be approximately $1.8 million for each fiscal year 2020 through 2024;

•

the Company’s belief that the range of undiscounted amounts it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories acquired in the System Transformation, excluding territories the Company acquired in exchange transactions, is expected to be between $27 million and $51 million;

•	the Company’s belief that the range of its income tax payments is expected to be between $18 million and $28 million in 2020;
•	the Company’s expectations as to the amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost during 2020;
•	the Company’s belief that the covenants in its nonpublic debt will not restrict its liquidity or capital resources;
•

the Company’s belief that, based upon its periodic assessments of the financial condition of the institutions with which it maintains cash deposits, its risk of loss from the use of such major banks is minimal;

•	the Company’s belief that the counterparties to its contractual arrangements will perform their obligations;
•	the Company’s belief that contributions to the two Company-sponsored pension plans is expected to be in the range of $7 million to $12 million in 2020;
•	the Company’s belief that postretirement medical care payments are expected to be approximately $2.8 million in 2020;
•	the Company’s expectation that it will not withdraw from its participation in the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund;
•	the Company’s belief that additions to property, plant and equipment are expected to be in the range of $180 million to $210 million in 2020;
•	the Company’s belief that it has adequately provided for any assessments likely to result from audits by tax authorities in the jurisdictions in which the Company conducts business;
•	the Company’s expectations regarding potential changes in the levels of marketing funding support, external advertising and marketing spending from The Coca‑Cola Company and other beverage companies;
•	the Company’s expectation that new brand and product introductions, packaging changes and sales promotions will continue to require substantial expenditures;
•	the Company’s belief that compliance with environmental laws will not have a material adverse impact on its consolidated financial statements or competitive position;
•	the Company’s belief that the majority of its deferred tax assets will be realized;
•	the Company’s belief that key priorities include commercial execution, revenue management, supply chain optimization and cash flow generation;
•	the Company’s belief that its success is dependent on its ability to execute its commercial strategy within its customers’ stores;
•

the Company’s belief that integrating its Memphis, Tennessee production center with its West Memphis, Arkansas operations will greatly expand its West Memphis production capabilities and reduce its overall production costs; and

•

the Company’s hypothetical calculation that, if market interest rates average 1% more over the next twelve months than the interest rates as of December 29, 2019, interest expense for the next twelve months would increase by approximately $2.1 million, assuming no changes in the Company’s capital structure.

These forward-looking statements may be identified by the use of the words “will,” “may,” “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” “could,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in “Item 1A. Risk Factors” of this report, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” in Item 7 of this report, or in other filings or statements made by the Company. All of the forward-looking statements in this report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of December 29, 2019, interest expense for the next 12 months would increase by approximately $2.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on the unhedged portion of the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

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

Raw Material and Commodity Prices

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $58.2 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 2.3% in 2019 and 2.4% in 2018. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 8.	Financial Statements and Supplementary Data.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2019	2018	2017
Net sales	$4,826,549	$4,625,364	$4,287,588
Cost of sales	3,156,047	3,069,652	2,782,721
Gross profit	1,670,502	1,555,712	1,504,867
Selling, delivery and administrative expenses	1,489,748	1,497,810	1,403,320
Income from operations	180,754	57,902	101,547
Interest expense, net	45,990	50,506	41,869
Other expense, net	100,539	30,853	9,565
Gain on exchange transactions	-	10,170	12,893
Income (loss) before income taxes	34,225	(13,287)	63,006
Income tax expense (benefit)	15,665	1,869	(39,841)
Net income (loss)	18,560	(15,156)	102,847
Less: Net income attributable to noncontrolling interest	7,185	4,774	6,312
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$11,375	$(19,930)	$96,535

Basic net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.21	$(2.13)	$10.35
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$1.21	$(2.13)	$10.35
Weighted average number of Class B Common Stock shares outstanding	2,229	2,209	2,188

Diluted net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.21	$(2.13)	$10.30
Weighted average number of Common Stock shares outstanding – assuming dilution	9,417	9,350	9,369

Class B Common Stock	$1.19	$(2.13)	$10.29
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,276	2,209	2,228

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2019	2018	2017
Net income (loss)	$18,560	$(15,156)	$102,847

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	(20,484)	5,928	(6,225)
Prior service credits	17	19	18
Postretirement benefits reclassification including benefit costs:
Actuarial gain	3,711	12,397	6,812
Prior service costs	(975)	(1,393)	(1,935)
Interest rate swap	(270)	-	-
Foreign currency translation adjustment	(16)	(14)	25
Other comprehensive income (loss), net of tax	(18,017)	16,937	(1,305)

Comprehensive income	543	1,781	101,542
Less: Comprehensive income attributable to noncontrolling interest	7,185	4,774	6,312
Comprehensive income (loss) attributable to Coca-Cola Consolidated, Inc.	$(6,642)	$(2,993)	$95,230

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 29, 2019	December 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,614	$13,548
Accounts receivable, trade	433,552	436,890
Allowance for doubtful accounts	(13,782)	(9,141)
Accounts receivable from The Coca-Cola Company	62,411	44,915
Accounts receivable, other	43,094	30,493
Inventories	225,926	210,033
Prepaid expenses and other current assets	69,461	70,680
Total current assets	830,276	797,418
Property, plant and equipment, net	997,403	990,532
Right of use assets - operating leases	111,376	-
Leased property under financing or capital leases, net	17,960	23,720
Other assets	113,269	115,490
Goodwill	165,903	165,903
Distribution agreements, net	876,096	900,383
Customer lists and other identifiable intangible assets, net	14,643	16,482
Total assets	$3,126,926	$3,009,928

LIABILITIES AND EQUITY
Current liabilities:
Current portion of obligations under operating leases	$15,024	$-
Current portion of obligations under financing or capital leases	9,403	8,617
Accounts payable, trade	187,476	152,040
Accounts payable to The Coca-Cola Company	108,699	112,425
Other accrued liabilities	208,834	250,246
Accrued compensation	87,813	72,316
Accrued interest payable	4,946	6,093
Total current liabilities	622,195	601,737
Deferred income taxes	125,130	127,174
Pension and postretirement benefit obligations	114,831	85,682
Other liabilities	668,566	609,135
Noncurrent portion of obligations under operating leases	97,765	-
Noncurrent portion of obligations under financing or capital leases	17,403	26,631
Long-term debt	1,029,920	1,104,403
Total liabilities	2,675,810	2,554,762
Commitments and Contingencies
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued - none
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued - 2,860,356 and 2,841,132 shares, respectively	2,860	2,839
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none
Capital in excess of par value	128,983	124,228
Retained earnings	381,161	359,435
Accumulated other comprehensive loss	(115,002)	(77,265)
Treasury stock, at cost: Common Stock - 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity of Coca-Cola Consolidated, Inc.	346,952	358,187
Noncontrolling interest	104,164	96,979
Total equity	451,116	455,166
Total liabilities and equity	$3,126,926	$3,009,928

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$18,560	$(15,156)	$102,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing or capital leases	156,886	164,502	150,422
Amortization of intangible assets and deferred proceeds, net	23,030	22,754	18,419
Fair value adjustment of acquisition related contingent consideration	92,788	28,767	3,226
Impairment of property, plant and equipment	8,798	453	-
Loss on sale of property, plant and equipment	6,498	7,103	4,492
Deferred income taxes	3,987	9,366	(58,111)
Stock compensation expense	2,045	5,606	7,922
Amortization of debt costs	1,313	1,477	1,082
Gain on exchange transactions	-	(10,170)	(12,893)
Proceeds from Legacy Facilities Credit	-	1,320	30,647
Proceeds from Territory Conversion Fee	-	-	91,450
System Transformation transactions settlements	-	-	(6,996)
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	-	-	(6,012)
Change in current assets less current liabilities (exclusive of acquisitions)	(31,681)	(26,387)	259
Change in other noncurrent assets (exclusive of acquisitions)	15,201	4,347	(17,916)
Change in other noncurrent liabilities (exclusive of acquisitions)	(7,203)	(25,122)	(1,100)
Other	148	19	78
Total adjustments	271,810	184,035	204,969
Net cash provided by operating activities	$290,370	$168,879	$307,816

Cash Flows from Investing Activities:
Additions to property, plant and equipment (exclusive of acquisitions)	$(171,374)	$(138,235)	$(176,601)
Other distribution agreements	(4,654)	-	-
Proceeds from the sale of property, plant and equipment	4,064	5,259	608
Investment in CONA Services LLC	(1,713)	(2,098)	(3,615)
Net cash paid for exchange transactions	-	(13,116)	(19,393)
Proceeds from cold drink equipment	-	3,789	8,400
Acquisition of distribution territories and manufacturing plants, net of cash acquired and purchase price settlements	-	456	(265,060)
Glacéau distribution agreement consideration	-	-	(15,598)
Portion of Legacy Facilities Credit related to Mobile, Alabama facility	-	-	12,364
Net cash used in investing activities	$(173,677)	$(143,945)	$(458,895)

Cash Flows from Financing Activities:
Payments on revolving credit facility	$(550,339)	$(483,000)	$(393,000)
Borrowing under revolving credit facility	515,339	356,000	448,000
Payments on term loan facility and senior notes	(140,000)	(7,500)	-
Proceeds from issuance of senior notes	100,000	150,000	125,000
Payments of acquisition related contingent consideration	(27,182)	(24,683)	(16,738)
Cash dividends paid	(9,369)	(9,353)	(9,328)
Payments on financing or capital lease obligations	(8,656)	(8,221)	(7,485)
Debt issuance fees	(420)	(1,531)	(318)
Net cash provided by (used in) financing activities	$(120,627)	$(28,288)	$146,131

Net decrease in cash	$(3,934)	$(3,354)	$(4,948)
Cash at beginning of year	13,548	16,902	21,850
Cash at end of year	$9,614	$13,548	$16,902

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on January 1, 2017	$10,204	$2,798	$116,769	$301,511	$(92,897)	$(60,845)	$(409)	$277,131	$85,893	$363,024
Net income	-	-	-	96,535	-	-	-	96,535	6,312	102,847
Other comprehensive loss, net of tax	-	-	-	-	(1,305)	-	-	(1,305)	-	(1,305)
Cash dividends paid:
Common Stock ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common Stock ($1.00 per share)	-	-	-	(2,187)	-	-	-	(2,187)	-	(2,187)
Issuance of 21,020 shares of Class B Common Stock	-	21	3,648	-	-	-	-	3,669	-	3,669
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income (loss)	-	-	-	(19,930)	-	-	-	(19,930)	4,774	(15,156)
Other comprehensive income, net of tax	-	-	-	-	16,937	-	-	16,937	-	16,937
Cash dividends paid:
Common Stock ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common Stock ($1.00 per share)	-	-	-	(2,212)	-	-	-	(2,212)	-	(2,212)
Issuance of 20,296 shares of Class B Common Stock	-	20	3,811	-	-	-	-	3,831	-	3,831
Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income	-	-	-	11,375	-	-	-	11,375	7,185	18,560
Other comprehensive loss, net of tax	-	-	-	-	(18,017)	-	-	(18,017)	-	(18,017)
Cash dividends paid:
Common Stock ($1.00 per share)	-	-	-	(7,141)	-	-	-	(7,141)	-	(7,141)
Class B Common Stock ($1.00 per share)	-	-	-	(2,228)	-	-	-	(2,228)	-	(2,228)
Issuance of 19,224 shares of Class B Common Stock	-	21	4,755	-	-	-	-	4,776	-	4,776
Reclassification of stranded tax effects	-	-	-	19,720	(19,720)	-	-	-	-	-
Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Coca‑Cola Consolidated, Inc. (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca‑Cola Company, and is the largest Coca‑Cola bottler in the United States. Approximately 85% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company also distributes products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”).

The Company manages its business on the basis of three operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and therefore have been combined into “All Other.”

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant third-party noncontrolling interest. Piedmont distributes and markets nonalcoholic beverages in portions of North Carolina and South Carolina. The Company provides a portion of these nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. See Note 2 for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The fiscal years presented are the 52‑week periods ended December 29, 2019 (“2019”), December 30, 2018 (“2018”) and December 31, 2017 (“2017”).

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

Accounts Receivable, Trade

The Company sells its products to mass merchandisers, supermarkets, convenience stores and other customers and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. The Company’s trade accounts receivable are typically collected within 30 days from the date of sale.

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

Leases

See Note 10 for information on the Company’s operating lease and financing lease policies.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $7.7 million in 2019, $10.0 million in 2018 and $11.9 million in 2017.

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

All of the Company’s goodwill resides within one reporting unit within the Nonalcoholic Beverages reportable segment, and, therefore, the Company has determined it has one reporting unit for the purpose of assessing goodwill for potential impairment. The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

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

To the extent the actual and projected cash flows decline in the future or if market conditions or market capitalization significantly deteriorate, the Company may be required to perform an interim impairment analysis that could result in an impairment of goodwill.

Distribution Agreements, Customer Lists and Other Identifiable Intangible Assets

The Company’s definite-lived intangible assets primarily consist of distribution rights and customer relationships, which have estimated useful lives of 10 to 40 years and five to 12 years, respectively. These assets are amortized on a straight-line basis over their estimated useful lives.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreement with The Coca‑Cola Company and Coca‑Cola Refreshments, USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, (the “CBA”) over the remaining useful life of the related distribution rights. Under the CBA, the Company makes quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell certain beverages and beverage products in the distribution territories acquired in the System Transformation (as defined in Note 3), but excluding territories the Company acquired in an exchange transaction. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data, which are considered Level 3 inputs.

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

Revenue Recognition

See Note 4 for information on the Company’s revenue recognition policy.

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs with The Coca‑Cola Company, other beverage companies and customers to increase the sale of its products. In addition, coupon programs are deployed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca‑Cola Company and other beverage companies is included as a deduction to net sales. Programs negotiated with customers include arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs.

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

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished goods from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $623.4 million in 2019, $610.7 million in 2018 and $550.9 million in 2017.

Stock Compensation

In 2008, the stockholders of the Company approved a performance unit award agreement (the “Performance Unit Award Agreement”) for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 400,000 performance units (“Units”) subject to vesting in annual increments over a 10-year period starting in fiscal year 2009. The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in the first quarter of 2019 in connection with Mr. Harrison’s services during 2018.

In 2018, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”) to succeed the Performance Unit Award Agreement. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan will be earned based on the Company’s attainment during a performance period of performance measures specified by the Compensation Committee. Mr. Harrison may elect to have awards earned under the Long‑Term Performance Equity Plan settled in cash and/or shares of Class B Common Stock. See Note 23 for additional information on Mr. Harrison’s stock compensation programs.

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

(d)	Basic and diluted net income per share data are presented for each class of common stock.

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

Basic net income per share excludes potential common shares that were dilutive and is computed by dividing net income available for common stockholders by the weighted average number of Common and Class B Common shares outstanding. Diluted net income per share for Common Stock and Class B Common Stock gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. The Company does not have anti-dilutive shares.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018‑02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This standard is required to be applied either in the period of adoption or retrospectively to each period in which the changes in the U.S. federal corporate income tax rate pursuant to the Tax Act are recognized. The new guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2018‑02 in 2019 and recognized a cumulative effect adjustment to the opening balance of retained earnings in 2019. The cumulative effect adjustment increased retained earnings by $19.7 million.

In February 2016, the FASB issued ASU 2016-02, “Leases” (the “lease standard”). The lease standard requires lessees to recognize a right of use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance was effective for fiscal years beginning after December 15, 2018 and interim periods beginning the following fiscal year. The Company adopted the lease standard in 2019 using the optional transition method. See Note 10 for additional information on the Company’s adoption of the lease standard.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016‑13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company plans to adopt ASU 2016‑13 in the first quarter of 2020 and does not expect the impact of adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019‑12, “Simplifying the Accounting for Income Taxes,” which will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019‑12 will have on its consolidated financial statements.

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

Noncontrolling interest represents the portion of Piedmont owned by The Coca‑Cola Company, which was 22.7% for all periods presented. Noncontrolling interest income of $7.2 million in 2019, $4.8 million in 2018 and $6.3 million in 2017 is included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest is included in the equity section of the Company’s consolidated balance sheets and totaled $104.2 million on December 29, 2019 and $97.0 million on December 30, 2018.

The Company has agreed to provide financing to Piedmont up to $100.0 million under an agreement that expires on December 31, 2020 with automatic one-year renewal periods unless either the Company or Piedmont provides 10 days’ prior written notice of cancellation to the other party before any such one-year renewal period begins. Piedmont pays the Company interest on its borrowings at the Company’s average monthly cost of borrowing, taking into account all indebtedness of the Company and its consolidated subsidiaries and as determined as of the last business day of each calendar month, plus 0.5%. There were no amounts outstanding under this agreement at December 29, 2019.

Piedmont has agreed to provide financing to the Company up to $200.0 million under an agreement that expires December 31, 2022 with automatic one-year renewal periods unless a demand for payment of any amount borrowed by the Company is made by Piedmont prior to any such termination date. Borrowings under the revolving loan agreement bear interest on a monthly basis at a rate that is the average rate for the month on A1/P1-rated commercial paper with a 30-day maturity, which was 1.74% at December 29, 2019. As of December 29, 2019, there was a balance outstanding under this agreement of $163.3 million, which has been eliminated in the consolidated financial statements.

3.	Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

J. Frank Harrison, III, the Chairman of the Board of Directors and Chief Executive Officer of the Company, together with the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr., control shares representing approximately 86% of the total voting power of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis. As of December 29, 2019, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2019	2018	2017
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$1,187,889	$1,188,818	$1,085,898
Customer marketing programs	144,949	145,019	139,542
Cold drink equipment parts	28,209	30,065	25,381
Brand investment programs	13,266	9,063	8,582
Glacéau distribution agreement consideration	-	-	15,598

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$98,013	$86,483	$83,177
Fountain delivery and equipment repair fees	41,714	40,023	35,335
Presence marketing funding support on the Company’s behalf	8,002	8,311	4,843
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	5,069	9,683	10,474
Cold drink equipment	-	3,789	8,400
Legacy Facilities Credit (excluding portion related to Mobile, Alabama facility)	-	1,320	30,647
Conversion of bottling agreements	-	-	91,450
Portion of Legacy Facilities Credit related to Mobile, Alabama facility	-	-	12,364

In October 2017, the Company completed a multi-year series of transactions with The Coca‑Cola Company, CCR and Coca‑Cola Bottling Company United, Inc., an independent bottler that is unrelated to the Company, to significantly expand the Company’s distribution and manufacturing operations (the “System Transformation”). The System Transformation included the acquisition and exchange of rights to serve distribution territories and related distribution assets, as well as the acquisition and exchange of regional manufacturing facilities and related manufacturing assets.

In 2017, The Coca‑Cola Company agreed to provide the Company a fee to compensate the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at certain manufacturing facilities owned by Company (the “Legacy Facilities Credit”). The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility in Mobile, Alabama which the Company transferred to CCR in October 2017, and the remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next 12 months is classified as current.

Additionally, in 2017, the Company made a payment of $15.6 million to obtain the rights to market, promote, distribute and sell glacéau vitaminwater, glacéau smartwater and glacéau vitaminwater zero drops in certain geographic territories including the District of Columbia and portions of Delaware, Maryland and Virginia, pursuant to an agreement entered into by the Company, The Coca‑Cola Company and CCR. This payment represented a portion of the total payment made by The Coca‑Cola Company to terminate a distribution arrangement with a prior distributor in this territory.

Coca‑Cola Refreshments USA, Inc.

The Company, The Coca-Cola Company and CCR entered into the CBA on March 31, 2017. Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in distribution territories the Company acquired from CCR as part of the System Transformation, but excluding territories the Company acquired in an exchange transaction. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands.

Sub-bottling payments to CCR were $27.2 million in 2019, $24.7 million in 2018 and $16.7 million in 2017. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	December 29, 2019	December 30, 2018
Current portion of acquisition related contingent consideration	$41,087	$32,993
Noncurrent portion of acquisition related contingent consideration	405,597	349,905
Total acquisition related contingent consideration	$446,684	$382,898

Upon the conversion of the Company’s then-existing bottling agreements in 2017 pursuant to the CBA, the Company received a fee from CCR (the “Territory Conversion Fee”). The Territory Conversion Fee was equivalent to 0.5 times the EBITDA the Company and its subsidiaries generated during the 12-month period ended January 1, 2017 from sales in the distribution territories the Company served prior to the System Transformation of certain beverages owned by or licensed to The Coca‑Cola Company or Monster Energy Company on which the Company and its subsidiaries pay, and The Coca‑Cola Company receives, a facilitation fee. The Territory Conversion Fee was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next 12 months is classified as current.

The Company previously had a production arrangement with CCR to buy and sell finished products at cost and transported products for CCR to the Company’s and other Coca‑Cola bottlers’ locations. Following the completion of the System Transformation in October 2017, the Company no longer transacts with CCR other than making quarterly sub-bottling payments. During 2017, the Company had purchases from CCR of $114.9 million, gross sales to CCR of $76.7 million and sales to CCR for transporting CCR’s product of $2.0 million.

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the consolidated balance sheets, was $23.2 million as of December 29, 2019 and $23.6 million as of December 30, 2018.

In 2017, CCR redistributed a portion of its investment in Southeastern. As a result of this redistribution, the Company increased its investment in Southeastern by $6.0 million, which was recorded as income in other expense, net in the consolidated financial statements.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the consolidated balance sheets, was $8.2 million as of both December 29, 2019 and December 30, 2018.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC were $9.1 million in 2019, $9.0 million in 2018 and $9.1 million in 2017.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $10.0 million on December 29, 2019 and $10.4 million on December 30, 2018, which were classified as accounts receivable, other in the consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.3 million in 2019, $2.8 million in 2018 and $2.3 million in 2017, which were classified as SD&A expenses in the consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the consolidated balance sheets, was $10.5 million as of December 29, 2019 and $8.0 million as of December 30, 2018.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $22.2 million in 2019, $21.5 million in 2018 and $12.6 million in 2017.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the majority stockholder and Morgan H. Everett, Senior Vice President and a director of the Company, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease agreement is subject to adjustment for increases in the Consumer Price Index (the “CPI”) and the lease expires on December 31, 2021. The principal balance outstanding under this lease was $6.8 million on December 29, 2019 and $9.9 million on December 30, 2018.

The minimum and contingent rental payments related to this lease were as follows:

	Fiscal Year
(in thousands)	2019	2018	2017
Minimum rental payments	$3,510	$3,511	$3,509
Contingent rental payments	1,015	927	877
Total rental payments	$4,525	$4,438	$4,386

The contingent rental payments in 2019, 2018 and 2017 were a result of changes in the CPI. Increases or decreases in lease payments that result from changes in the CPI were recorded as adjustments to interest expense, net on the Company’s consolidated statements of operations.

Subsequent to the end of the fiscal year, the Company entered into a lease agreement with Beacon Investment Corporation to continue to lease its headquarters office facility and an adjacent office facility in Charlotte, North Carolina. The new lease expires on December 31, 2029 and is not subject to adjustment for increases in the CPI. See Note 10 for additional information.

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

The principal balance outstanding under this lease was $4.3 million on December 29, 2019 and $8.1 million on December 30, 2018. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. Rental payments related to this lease were $4.4 million in 2019, $4.2 million in 2018 and $4.1 million in 2017.

4.	Revenue Recognition

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 96% of the Company’s net sales in 2019, 97% of the Company’s net sales in 2018 and 97% of the Company’s net sales in 2017. Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Fiscal Year
(in thousands)	2019	2018	2017
Point in time net sales:
Nonalcoholic Beverages - point in time	$4,649,037	$4,467,945	$4,169,910
Total point in time net sales	4,649,037	4,467,945	4,169,910

Over time net sales:
Nonalcoholic Beverages - over time	45,391	44,373	37,017
All Other - over time	132,121	113,046	80,661
Total over time net sales	177,512	157,419	117,678

Total net sales	$4,826,549	$4,625,364	$4,287,588

The Company participates in various sales programs with The Coca‑Cola Company, other beverage companies and customers to increase the sale of its products. Programs negotiated with customers include arrangements under which allowances can be earned for attaining agreed-upon sales levels. The cost of these various sales incentives is not considered a separate performance obligation and is included as a deduction to net sales.

Allowance payments made to customers can be conditional on the achievement of volume targets and/or marketing commitments. Payments made in advance are recorded as prepayments and amortized in the consolidated statements of operations over the relevant period for which the customer commitment is made. In the event there is no separate identifiable benefit or the fair value of such benefit cannot be established, the amortization of the prepayment is included as a reduction to net sales.

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns, which was classified as allowance for doubtful accounts in the consolidated balance sheets, was $3.6 million as of December 29, 2019 and $2.3 million as of December 30, 2018. Returned product is recognized as a reduction of net sales.

5.	Segments

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

	Fiscal Year
(in thousands)	2019	2018	2017
Net sales:
Nonalcoholic Beverages	$4,694,428	$4,512,318	$4,206,927
All Other	345,005	358,625	301,801
Eliminations(1)	(212,884)	(245,579)	(221,140)
Consolidated net sales	$4,826,549	$4,625,364	$4,287,588

Income from operations:
Nonalcoholic Beverages	$174,133	$45,519	$90,143
All Other	6,621	12,383	11,404
Consolidated income from operations	$180,754	$57,902	$101,547

Depreciation and amortization:
Nonalcoholic Beverages	$169,879	$177,448	$160,524
All Other	10,037	9,808	8,317
Consolidated depreciation and amortization	$179,916	$187,256	$168,841

(1)

The entire net sales elimination for each period presented represents net sales from All Other to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

6.	Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method. See Note 1 for additional information related to net income (loss) per share.

	Fiscal Year
(in thousands, except per share data)	2019	2018	2017
Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$11,375	$(19,930)	$96,535
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,228	2,212	2,187
Total undistributed earnings (losses)	$2,006	$(29,283)	$87,207

Common Stock undistributed earnings (losses) – basic	$1,529	$(22,365)	$66,754
Class B Common Stock undistributed earnings (losses) – basic	477	(6,918)	20,453
Total undistributed earnings (losses) – basic	$2,006	$(29,283)	$87,207

Common Stock undistributed earnings (losses) – diluted	$1,521	$(22,365)	$66,469
Class B Common Stock undistributed earnings (losses) – diluted	485	(6,918)	20,738
Total undistributed earnings (losses) – diluted	$2,006	$(29,283)	$87,207

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings (losses) – basic	1,529	(22,365)	66,754
Numerator for basic net income (loss) per Common Stock share	$8,670	$(15,224)	$73,895

	Fiscal Year
(in thousands, except per share data)	2019	2018	2017
Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$2,228	$2,212	$2,187
Class B Common Stock undistributed earnings (losses) – basic	477	(6,918)	20,453
Numerator for basic net income (loss) per Class B Common Stock share	$2,705	$(4,706)	$22,640

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,228	2,212	2,187
Common Stock undistributed earnings (losses) – diluted	2,006	(29,283)	87,207
Numerator for diluted net income (loss) per Common Stock share	$11,375	$(19,930)	$96,535

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$2,228	$2,212	$2,187
Class B Common Stock undistributed earnings (losses) – diluted	485	(6,918)	20,738
Numerator for diluted net income (loss) per Class B Common Stock share	$2,713	$(4,706)	$22,925

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,229	2,209	2,188

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,417	9,350	9,369
Class B Common Stock weighted average shares outstanding – diluted	2,276	2,209	2,228

Basic net income (loss) per share:
Common Stock	$1.21	$(2.13)	$10.35
Class B Common Stock	$1.21	$(2.13)	$10.35

Diluted net income (loss) per share:
Common Stock	$1.21	$(2.13)	$10.30
Class B Common Stock	$1.19	$(2.13)	$10.29

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

(3)

For periods presented during which the Company has net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock included the dilutive effect of shares relative to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement. For periods presented during which the Company has net loss, the unvested performance units granted pursuant to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement are excluded from the calculation of diluted net loss per share, as the effect of these awards would be anti-dilutive. See Note 23 for additional information on the Long-Term Performance Equity Plan and the Performance Unit Award Agreement.

(4)

The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of the Company’s Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of shares relative to such award are prospectively removed from the denominator for the calculation of diluted net income (loss) per share.

(5)	The Company did not have anti-dilutive shares for any periods presented.

7.	Inventories

Inventories consisted of the following:

(in thousands)	December 29, 2019	December 30, 2018
Finished products	$142,363	$135,561
Manufacturing materials	45,267	39,840
Plastic shells, plastic pallets and other inventories	38,296	34,632
Total inventories	$225,926	$210,033

8.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 29, 2019	December 30, 2018
Repair parts	$28,967	$26,846
Prepayments for sponsorship contracts	8,696	7,557
Current portion of income taxes	4,359	6,637
Prepaid software	5,850	6,553
Prepaid marketing	5,658	6,097
Other prepaid expenses and other current assets	15,931	16,990
Total prepaid expenses and other current assets	$69,461	$70,680

9.	Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	December 29, 2019	December 30, 2018	Estimated Useful Lives
Land	$76,860	$78,242
Buildings	223,500	218,846	8-50 years
Machinery and equipment	355,575	328,034	5-20 years
Transportation equipment	417,532	372,895	4-20 years
Furniture and fixtures	92,059	89,439	3-10 years
Cold drink dispensing equipment	489,050	491,161	5-17 years
Leasehold and land improvements	145,341	132,837	5-20 years
Software for internal use	128,792	122,604	3-10 years
Construction in progress	29,369	15,142
Total property, plant and equipment, at cost	1,958,078	1,849,200
Less: Accumulated depreciation and amortization	960,675	858,668
Property, plant and equipment, net	$997,403	$990,532

During 2019, 2018 and 2017, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

10.Leases

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
•

Election to not separate non-lease components: Allows the Company to not separate lease and non-lease components and to account for both components as a single component, recognized on its consolidated balance sheets.

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

Upon adoption of the lease standard on December 31, 2018, the Company recorded right of use assets for operating leases of $88.0 million and associated lease liabilities of $88.2 million. The adoption of the lease standard did not change previously reported consolidated statements of operations, did not result in a cumulative effect adjustment to retained earnings in the period of adoption and did not impact cash flows.

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

•

Lease term: The Company does not recognize leases with a contractual term of less than 12 months on its consolidated balance sheets. Lease expense for these short-term leases is expensed on a straight-line basis over the lease term.

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

Following is a summary of the weighted average remaining lease term and weighted average discount rate for the Company’s population of leases as of December 29, 2019:

	Operating Leases	Financing Leases
Weighted average remaining lease term	10.2 years	4.8 years
Weighted average discount rate	4.1%	5.7%

As of December 29, 2019, the Company had one real estate lease commitment that had not yet commenced. The Company entered into a lease agreement, effective January 1, 2020, with Beacon Investment Corporation to continue to lease its headquarters office facility and an adjacent office facility in Charlotte, North Carolina. The new lease has a 10-year term and expires on December 31, 2029. This lease will be classified as an operating lease and the additional lease liability associated with this lease commitment is expected to be $40.2 million. This lease replaces the previous lease agreement, that was classified as a financing lease obligation, was scheduled to expire on December 31, 2021 and had a $6.8 million principal balance outstanding as of December 29, 2019.

Following is a summary of balances related to the Company’s lease portfolio within the Company’s consolidated statement of operations:

(in thousands)	2019
Cost of sales impact:
Operating lease costs	$5,396
Short-term and variable leases	10,267
Depreciation expense from financing leases(1)	1,414
Total cost of sales impact	$17,077

Selling, delivery and administrative expenses impact:
Operating lease costs	$13,424
Short-term and variable leases	3,338
Depreciation expense from financing leases(1)	4,553
Total selling, delivery and administrative expenses impact	$21,315

Interest expense, net impact:
Interest expense on financing lease obligations(2)	$2,714
Total interest expense, net impact	$2,714

Total lease cost	$41,106

(1)	During both 2018 and 2017, the Company had depreciation expense from capital leases of $1.4 million and $4.5 million in cost of sales and SD&A expenses, respectively.
(2)	The Company had interest expense on capital lease obligations of $3.3 million during 2018 and $3.9 million during 2017.

The future minimum lease payments related to the Company’s lease portfolio include renewal options the Company has determined to be reasonably assured and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 29, 2019:

(in thousands)	Operating Leases	Financing Leases	Total
2020	$19,236	$10,611	$29,847
2021	16,815	6,215	23,030
2022	14,016	2,694	16,710
2023	11,704	2,750	14,454
2024	10,989	2,808	13,797
Thereafter	67,556	5,406	72,962
Total minimum lease payments including interest	$140,316	$30,484	$170,800
Less: Amounts representing interest	27,527	3,678	31,205
Present value of minimum lease principal payments	112,789	26,806	139,595
Less: Current portion of lease liabilities - operating and financing leases	15,024	9,403	24,427
Noncurrent portion of lease liabilities - operating and financing leases	$97,765	$17,403	$115,168

Following is a summary of future minimum lease payments for all noncancelable operating leases and capital leases as of December 30, 2018:

(in thousands)	Operating Leases	Capital Leases	Total
2019	$14,146	$10,434	$24,580
2020	13,526	10,613	24,139
2021	12,568	6,218	18,786
2022	11,161	2,697	13,858
2023	10,055	2,753	12,808
Thereafter	33,805	8,106	41,911
Total minimum lease payments including interest	$95,261	$40,821	$136,082
Less: Amounts representing interest		5,573
Present value of minimum lease principal payments		35,248
Less: Current portion of lease liabilities - capital leases		8,617
Noncurrent portion of lease liabilities - capital leases		$26,631

Following is a summary of balances related to the Company’s lease portfolio within the Company’s consolidated statement of cash flows:

(in thousands)	2019
Cash flows from operating activities impact:
Operating leases	$18,138
Interest payments on financing lease obligations(1)	2,714
Total cash flows from operating activities impact	$20,852

Cash flows from financing activities impact:
Principal payments on financing lease obligations(1)	$8,656
Total cash flows from financing activities impact	$8,656

(1)

During 2018, the Company had principal payments on capital lease obligations of $8.1 million and interest payments on capital lease obligations of $3.3 million. During 2017, the Company had principal payments on capital lease obligations of $7.7 million and interest payments on capital lease obligations of $3.9 million.

11.	Goodwill

A reconciliation of the activity for goodwill in 2019 and 2018 is as follows:

	Fiscal Year
(in thousands)	2019	2018
Beginning balance - goodwill	$165,903	$169,316
Measurement period adjustments(1)	-	(3,413)
Ending balance - goodwill	$165,903	$165,903

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

The Company’s goodwill resides entirely within the Nonalcoholic Beverages segment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter during both 2019 and 2018 and determined there was no impairment of the carrying value of these assets.

12.	Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	December 29, 2019	December 30, 2018
Distribution agreements at cost	$950,549	$950,559
Less: Accumulated amortization	74,453	50,176
Distribution agreements, net	$876,096	$900,383

A reconciliation of the activity for distribution agreements, net in 2019 and 2018 is as follows:

	Fiscal Year
(in thousands)	2019	2018
Beginning balance - distribution agreements, net	$900,383	$913,352
Other distribution agreements	(10)	6,332
Measurement period adjustments(1)	-	4,700
Additional accumulated amortization	(24,277)	(24,001)
Ending balance - distribution agreements, net	$876,096	$900,383

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

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 29, 2019 will be $24.3 million for each fiscal year 2020 through 2024.

13.	Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	December 29, 2019	December 30, 2018
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	10,645	8,806
Customer lists and other identifiable intangible assets, net	$14,643	$16,482

Assuming no impairment of customer lists and other identifiable intangible assets, net, amortization expense in future years based upon recorded amounts as of December 29, 2019 will be approximately $1.8 million for each fiscal year 2020 through 2024.

14.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 29, 2019	December 30, 2018
Accrued insurance costs	$44,584	$37,916
Current portion of acquisition related contingent consideration	41,087	32,993
Accrued marketing costs	34,947	31,475
Employee and retiree benefit plan accruals	33,699	29,300
Checks and transfers yet to be presented for payment from zero balance cash accounts	20,199	72,701
Accrued taxes (other than income taxes)	6,366	4,577
Current deferred proceeds from Territory Conversion Fee	2,286	2,286
Federal income taxes	1,651	-
Commodity hedges at fair market value	1,174	10,305
All other accrued expenses	22,841	28,693
Total other accrued liabilities	$208,834	$250,246

15.	Derivative Financial Instruments

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

The following table summarizes pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations:

		Fiscal Year
(in thousands)	Classification of Gain (Loss)	2019	2018	2017
Commodity hedges	Cost of sales	$6,602	$(10,376)	$2,815
Commodity hedges	Selling, delivery and administrative expenses	3,536	(4,349)	315
Total gain (loss)		$10,138	$(14,725)	$3,130

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	December 29, 2019	December 30, 2018
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$1,007	$-
Total assets		$1,007	$-

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$1,174	$10,305
Total liabilities		$1,174	$10,305

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

(in thousands)	December 29, 2019	December 30, 2018
Gross derivative assets	$3,298	$28,305
Gross derivative liabilities	3,465	38,610

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	December 29, 2019	December 30, 2018
Notional amount of outstanding commodity derivative agreements	$171,699	$168,388
Latest maturity date of outstanding commodity derivative agreements	December 2020	December 2019

16.	Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

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

Pension plan assets held in trust funds	Level 1

The fair value of the Company’s pension plan assets held in trust funds is based on the fair values of the underlying investments, which are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held.

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, pension plan assets held in trust funds, commodity hedging agreements, debt and acquisition related contingent consideration:

	December 29, 2019
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$42,543	$42,543	$42,543	$-	$-
Pension plan assets held in trust funds	276,085	276,085	276,085	-	-
Commodity hedging agreements	1,007	1,007	-	1,007	-
Liabilities:
Deferred compensation plan liabilities	42,543	42,543	42,543	-	-
Commodity hedging agreements	1,174	1,174	-	1,174	-
Non-public variable rate debt	307,250	307,500	-	307,500	-
Non-public fixed rate debt	374,723	383,900	-	383,900	-
Public debt securities	347,947	367,300	-	367,300	-
Acquisition related contingent consideration	446,684	446,684	-	-	446,684

	December 30, 2018
	Carrying	Total	Fair Value	Fair Value	Fair Value
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$33,160	$33,160	$33,160	$-	$-
Liabilities:
Deferred compensation plan liabilities	33,160	33,160	33,160	-	-
Commodity hedging agreements	10,305	10,305	-	10,305	-
Non-public variable rate debt	372,074	372,500	-	372,500	-
Non-public fixed rate debt	274,717	261,200	-	261,200	-
Public debt securities	457,612	455,400	-	455,400	-
Acquisition related contingent consideration	382,898	382,898	-	-	382,898

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

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2019	2018
Beginning balance - Level 3 liability	$382,898	$381,291
Measurement period adjustments(1)	-	813
Payment of acquisition related contingent consideration	(27,182)	(24,683)
Reclassification to current payables	(1,820)	(3,290)
Increase in fair value	92,788	28,767
Ending balance - Level 3 liability	$446,684	$382,898

(1)

Measurement period adjustments relate to post-closing adjustments made in accordance with the terms and conditions of the applicable asset purchase agreement for distribution territories acquired by the Company in April 2017 and October 2017 as part of the System Transformation. All final post-closing adjustments for these transactions were completed during 2018.

The increase in the fair value of the acquisition related contingent consideration liability during 2019 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees and a decrease in the discount rate used to calculate fair value. The increase in the fair value of the acquisition related contingent consideration liability during 2018 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees. These fair value adjustments were recorded in other expense, net in the consolidated statements of operations.

The anticipated amount the Company could pay annually under acquisition related contingent consideration arrangements is expected to be in the range of $27 million to $51 million.

17.	Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2019	2018	2017
Current:
Federal	$7,505	$(4,228)	$12,978
State	4,173	(3,269)	5,292
Total current provision (benefit)	$11,678	$(7,497)	$18,270

Deferred:
Federal	$4,514	$5,701	$(54,232)
State	(527)	3,665	(3,879)
Total deferred provision (benefit)	$3,987	$9,366	$(58,111)

Income tax expense (benefit)	$15,665	$1,869	$(39,841)

The Company’s effective income tax rate, as calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 45.8% for 2019, (14.1)% for 2018 and (63.2)% for 2017. The following table provides a reconciliation of income tax expense (benefit) at the statutory federal rate to actual income tax expense (benefit):

	Fiscal Year
	2019		2018		2017
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
Statutory (income) / expense	$7,187	21.0%	$(2,790)	21.0%	$22,052	35.0%
Nondeductible compensation	4,313	12.6	2,851	(21.5)	230	0.4
Meals, entertainment and travel expense	2,440	7.1	2,734	(20.6)	3,684	5.8
Noncontrolling interest – Piedmont	(1,826)	(5.3)	(1,238)	9.3	(1,692)	(2.7)
State income taxes, net of federal benefit	1,352	4.0	(376)	2.8	2,029	3.2
Valuation allowance change	1,290	3.8	1,566	(11.8)	2,718	4.3
Nondeductible fees and expenses	887	2.6	568	(4.3)	1,151	1.8
Adjustment for uncertain tax positions	(805)	(2.4)	694	(5.2)	(521)	(0.8)
Adjustment for federal tax legislation	-	-	(1,989)	15.0	(69,014)	(109.5)
Other, net	827	2.4	(151)	1.2	(478)	(0.7)
Income tax expense (benefit)	$15,665	45.8%	$1,869	(14.1)%	$(39,841)	(63.2)%

The Company’s effective income tax rate, as calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 57.9% for 2019, (10.3)% for 2018 and (70.3)% for 2017.

The Tax Act was signed into law in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, which included reducing the corporate tax rate to 21% and changing the deductibility of certain expenses. In 2017, the Company recorded an estimated net benefit resulting from its adoption of the Tax Act of $66.6 million to income tax expense (benefit) in its consolidated financial statements and, in 2018, the Company recorded an additional tax benefit of $1.9 million attributable to the re-measurement of its net deferred tax liability in connection with the filing of its 2017 federal income tax return.

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense (benefit). During 2019, 2018 and 2017, the interest and penalties related to uncertain tax positions recognized in income tax expense (benefit) were not material. In addition, the amount of interest and penalties accrued at December 29, 2019 and December 30, 2018 were not material.

The Company had uncertain tax positions, including accrued interest of $2.5 million on December 29, 2019 and $3.1 million on December 30, 2018, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2019	2018	2017
Gross uncertain tax positions at the beginning of the year	$2,857	$2,286	$2,679
Increase as a result of tax positions taken in the current period	60	571	966
Reduction as a result of the expiration of the applicable statute of limitations	(634)	-	(1,359)
Gross uncertain tax positions at the end of the year	$2,283	$2,857	$2,286

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 29, 2019	December 30, 2018
Acquisition related contingent consideration	$110,036	$94,323
Operating lease liabilities	27,346	-
Deferred compensation	26,788	26,154
Deferred revenue	24,936	25,027
Accrued liabilities	19,266	18,485
Pension	14,124	7,031
Postretirement benefits	13,250	13,843
Charitable contribution carryover	6,622	5,723
Transactional costs	4,857	5,291
Financing or capital lease agreements	2,432	2,871
Net operating loss carryforwards	2,012	7,628
Other	3,022	4,198
Deferred income tax assets	$254,691	$210,574
Less: Valuation allowance for deferred tax assets	7,190	5,899
Net deferred income tax asset	$247,501	$204,675

Intangible assets	$(151,940)	$(154,974)
Depreciation	(147,140)	(131,856)
Right of use assets - operating leases	(26,997)	-
Investment in Piedmont	(23,287)	(24,540)
Inventory	(12,631)	(10,553)
Prepaid expenses	(7,627)	(8,680)
Patronage dividend	(3,009)	(1,246)
Deferred income tax liabilities	$(372,631)	$(331,849)

Net deferred income tax liability	$(125,130)	$(127,174)

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

The valuation allowance of $7.2 million on December 29, 2019 and $5.9 million on December 30, 2018 was established primarily for certain loss carryforwards and deferred compensation. The increase in the valuation allowance as of December 29, 2019 was primarily a result of the deductibility of certain deferred compensation.

As of December 29, 2019, the Company had no federal net operating losses and $40.1 million of state net operating losses available to reduce future income taxes, which expire in varying amounts through 2038.

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

Pursuant to the Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2019, 2018 and 2017, the Company matched 50% of the first 6% of salary, excluding bonuses, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The liability under this plan was as follows:

(in thousands)	December 29, 2019	December 30, 2018
Current liabilities	$8,893	$8,255
Noncurrent liabilities	79,921	73,524
Total liability - Supplemental Savings Incentive Plan	$88,814	$81,779

Under the Long-Term Retention Plan, effective March 5, 2014, the Company accrues a defined amount each year for an eligible participant based upon an award schedule. Amounts awarded may earn an investment return based on certain investment funds specified by the Company. Benefits under the Long-Term Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the benefits are fully vested at age 60. Participants receive payments from the plan upon retirement or, in certain instances, upon termination of employment. Payments are made in the form of monthly installments over a period of 10, 15 or 20 years. The liability under this plan was as follows:

(in thousands)	December 29, 2019	December 30, 2018
Current liabilities	$102	$42
Noncurrent liabilities	3,199	2,140
Total liability - Long-Term Retention Plan	$3,301	$2,182

Under the Officer Retention Plan, as amended and restated effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10-, 15- or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Officer Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Officer Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the benefits are fully vested at age 60. The liability under this plan was as follows:

(in thousands)	December 29, 2019	December 30, 2018
Current liabilities	$3,267	$3,014
Noncurrent liabilities	41,062	42,179
Total liability - Officer Retention Plan	$44,329	$45,193

Under the Long-Term Performance Plan, as amended and restated effective January 1, 2018, the Compensation Committee establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Long-Term Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The liability under this plan was as follows:

(in thousands)	December 29, 2019	December 30, 2018
Current liabilities	$7,252	$5,234
Noncurrent liabilities	8,416	5,244
Total liability - Long-Term Performance Plan	$15,668	$10,478

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

Each year, the Company updates its mortality assumptions used in the calculation of its pension liability using The Society of Actuaries’ latest mortality tables. In 2019 and 2018, the mortality table reflected a lower increase in longevity.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

	Fiscal Year
(in thousands)	2019	2018
Projected benefit obligation at beginning of year	$278,957	$303,918
Service cost	4,853	5,484
Interest cost	12,299	11,350
Actuarial (gain) / loss	47,651	(29,692)
Benefits paid	(11,456)	(12,103)
Projected benefit obligation at end of year	$332,304	$278,957

Changes in Projected Benefit Obligation

The projected benefit obligations and the accumulated benefit obligations for both Company-sponsored pension plans were in excess of plan assets as of December 29, 2019 and December 30, 2018. The accumulated benefit obligation was $332.3 million on December 29, 2019 and $279.0 million on December 30, 2018.

Change in Plan Assets

	Fiscal Year
(in thousands)	2019	2018
Fair value of plan assets at beginning of year	$256,168	$258,513
Actual return on plan assets	29,549	(10,242)
Employer contributions	4,900	20,000
Benefits paid	(13,918)	(12,103)
Fair value of plan assets at end of year	$276,699	$256,168

Funded Status

(in thousands)	December 29, 2019	December 30, 2018
Projected benefit obligation	$(332,304)	$(278,957)
Plan assets at fair value	276,699	256,168
Net funded status	$(55,605)	$(22,789)

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 29, 2019	December 30, 2018
Current liabilities	$-	$-
Noncurrent liabilities	(55,605)	(22,789)
Total liability - pension plans	$(55,605)	$(22,789)

Net Periodic Pension Cost (Benefit)

	Fiscal Year
(in thousands)	2019	2018	2017
Service cost	$4,853	$5,484	$2,553
Interest cost	12,299	11,350	11,938
Expected return on plan assets	(10,290)	(15,415)	(13,597)
Recognized net actuarial loss	3,688	3,830	3,402
Amortization of prior service cost	22	25	28
Net periodic pension cost	$10,572	$5,274	$4,324

Significant Assumptions

	Fiscal Year
	2019	2018	2017
Projected benefit obligation at the measurement date:
Discount rate - Primary Plan	3.36%	4.47%	3.80%
Discount rate - Bargaining Plan	3.61%	4.63%	3.90%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Primary Plan	4.47%	3.80%	4.44%
Discount rate - Bargaining Plan	4.63%	3.90%	4.49%
Weighted average expected long-term rate of return of plan assets - Primary Plan(1)	5.00%	6.00%	6.00%
Weighted average expected long-term rate of return of plan assets - Bargaining Plan(1)	5.25%	6.00%	6.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

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

The decrease in the discount rates in 2019, as compared to 2018, was the primary driver of actuarial losses in 2019. The increase in the discount rates in 2018, as compared to 2017, was the primary driver of actuarial gains in 2018. The actuarial gains and losses, net of tax, were recorded in other comprehensive loss.

Cash Flows

(in thousands)	Anticipated Future Pension Benefit Payments for the Fiscal Years
2020	$12,107
2021	12,824
2022	13,553
2023	14,358
2024	15,061
2025 – 2029	84,464

Contributions to the two Company-sponsored pension plans are expected to be in the range of $7 million to $12 million in 2020.

Plan Assets

All assets in the Company’s pension plans are invested in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The weighted average expected long-term rate of return assumption for the pension plan assets, which will be used to compute 2020 net periodic pension costs, is based upon target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class. The Company evaluates the rate of return assumption on an annual basis. The Company’s pension plans target asset allocation for 2020, actual asset allocation at December 29, 2019 and December 30, 2018, and the weighted average expected long-term rate of return by asset category were as follows:

	Target	Percentage of Plan		Weighted Average Expected
	Allocation	Assets at Fiscal Year-End		Long-Term Rate of Return
	2020	2019	2018	2020(1)
U.S. debt securities	65%	57%	64%	3.3%
U.S. equity securities	26%	24%	25%	1.6%
International debt securities	0%	8%	0%	0.0%
International equity securities	7%	9%	9%	0.5%
Cash and cash equivalents	2%	2%	2%	0.1%
Total	100%	100%	100%	5.5%

(1)	The weighted average expected long-term rate of return of plan assets is 5.50% for the Primary Plan and 6.25% for the Bargaining Plan.

Debt securities as of December 29, 2019 are comprised of investments in government and corporate bonds with a weighted average maturity of approximately 14 years and an institutional high yield bond fund with a modified duration of approximately three years. U.S. equity securities include: (i) large capitalization domestic equity funds as represented by the S&P 500 index, (ii) mid-capitalization domestic equity funds as represented by the Russell Mid Cap Growth and Mid Cap Value indexes, (iii) small-capitalization domestic equity funds as represented by the Russell Small Cap Growth and Value indexes and (iv) alternative investment funds as represented by the HFRX Global index and the MSCI US REIT index. International equity securities include companies from both developed and emerging markets outside the United States. Cash and cash equivalents have a weighted average duration of less than three months.

The following table summarizes the Company’s pension plan assets held in trust funds. The underlying investments held in trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(in thousands)	December 29, 2019	December 30, 2018
Pension plan assets held in trust funds - fixed income	$179,153	$164,307
Pension plan assets held in trust funds - equity securities	89,861	86,107
Pension plan assets held in trust funds - cash equivalents	7,071	4,975
Total pension plan assets held in trust funds	$276,085	$255,389

In addition, the Company had other level 1 pension plan assets related to its equity securities of $0.6 million in 2019 and $0.8 million in 2018. The level 1 assets had quoted market prices in active markets for identical assets available for fair value measurement.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements and for certain employees under collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contributions for employees who are part of collective bargaining agreements are determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $21.7 million in 2019, $21.2 million in 2018 and $18.4 million in 2017.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2019	2018
Benefit obligation at beginning of year	$64,461	$76,665
Service cost	1,496	1,854
Interest cost	2,750	2,694
Plan participants’ contributions	750	776
Actuarial gain	(4,191)	(14,552)
Benefits paid	(3,296)	(3,042)
Medicare Part D subsidy reimbursement	86	66
Benefit obligation at end of year	$62,056	$64,461

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2019	2018
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	2,460	2,200
Plan participants’ contributions	750	776
Benefits paid	(3,296)	(3,042)
Medicare Part D subsidy reimbursement	86	66
Fair value of plan assets at end of year	$-	$-

Funded Status

(in thousands)	December 29, 2019	December 30, 2018
Current liabilities	$2,831	$3,219
Noncurrent liabilities	59,225	61,242
Total liability - postretirement benefits	$62,056	$64,461

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2019	2018	2017
Service cost	$1,496	$1,854	$2,232
Interest cost	2,750	2,694	3,636
Recognized net actuarial loss	730	1,889	2,942
Amortization of prior service cost	(1,293)	(1,847)	(2,982)
Net periodic postretirement benefit cost	$3,683	$4,590	$5,828

Significant Assumptions

	Fiscal Year
	2019	2018	2017
Benefit obligation discount rate at measurement date	3.32%	4.41%	3.72%
Net periodic postretirement benefit cost discount rate for fiscal year	4.41%	3.72%	4.36%

Postretirement benefit expense - Pre-Medicare:
Weighted average healthcare cost trend rate	7.13%	7.82%	6.94%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2026	2025	2025

Postretirement benefit expense - Post-Medicare:
Weighted average healthcare cost trend rate	7.11%	7.74%	8.07%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2026	2025	2025

A 1% increase or decrease in the annual healthcare cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	1% Increase	1% Decrease
Postretirement benefit obligation at December 29, 2019	$8,128	$(7,123)
Service cost and interest cost in 2019	548	(489)

Cash Flows

(in thousands)	Anticipated Future Postretirement Benefit Payments Reflecting Expected Future Service
2020	$2,831
2021	3,003
2022	3,122
2023	3,169
2024	3,439
2025 – 2029	19,138

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

A reconciliation of the amounts in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost is as follows:

(in thousands)	December 30, 2018	Actuarial Gain (Loss)	Reclassification Adjustments	December 29, 2019
Pension Plans:
Actuarial loss	$(119,595)	$(30,855)	$3,688	$(146,762)
Prior service costs	(48)	-	22	(26)
Postretirement Medical:
Actuarial loss	(14,658)	4,192	730	(9,736)
Prior service credits	1,293	-	(1,293)	-
Total within accumulated other comprehensive loss	$(133,008)	$(26,663)	$3,147	$(156,524)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost during 2020 are as follows:

(in thousands)	Pension Plans	Postretirement Medical	Total
Actuarial loss	$4,758	$350	$5,108
Prior service cost	19	-	19
Total expected to be recognized during 2020	$4,777	$350	$5,127

Multiemployer Pension Plans

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. The collective bargaining agreements covering the Teamsters Plan expire at various times through 2022. The Company expects these agreements will be re-negotiated.

Participating in the Teamsters Plan involves certain risks in addition to the risks associated with single employer plans, as contributed assets are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the Teamsters Plan, the unfunded obligations of the Teamsters Plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the Teamsters Plan, the Company could be required to pay the Teamsters Plan a withdrawal liability based on the underfunded status of the Teamsters Plan. The Company does not anticipate withdrawing from the Teamsters Plan.

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

	Fiscal Year
(in thousands)	2019	2018	2017
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$987	$763	$800

According to the Teamsters Plan’s Form 5500 for both the plan years ending December 30, 2018 and December 31, 2017, the Company was not listed as providing more than 5% of the total contributions. At the date these financial statements were issued, a Form 5500 was not available for the plan year ending December 29, 2019.

The Company has a liability recorded for withdrawing from a multiemployer pension plan in 2008 and is required to make payments of approximately $1 million to this multiemployer pension plan each year through 2028. As of December 29, 2019, the Company had $6.4 million remaining on this liability.

19.	Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 29, 2019	December 30, 2018
Noncurrent portion of acquisition related contingent consideration	$405,597	$349,905
Accruals for executive benefit plans	141,380	126,103
Noncurrent deferred proceeds from Territory Conversion Fee	82,877	85,163
Noncurrent deferred proceeds from Legacy Facilities Credit	29,569	30,369
Other	9,143	17,595
Total other liabilities	$668,566	$609,135

20.	Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public or Nonpublic	December 29, 2019	December 30, 2018
Senior notes(1)	4/15/2019	7.00%	Semi-annually	Public	$-	$110,000
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	262,500	292,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	45,000	80,000
Senior notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	-
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior notes(3)	4/15/2019				-	(78)
Unamortized discount on senior notes(3)	11/25/2025				(52)	(61)
Debt issuance costs					(2,528)	(2,958)
Long-term debt					$1,029,920	$1,104,403

(1)

The senior notes due in 2019 were refinanced using proceeds from the issuance of the senior notes due in 2026 (as discussed below). The Company intends to refinance principal payments due in the next 12 months under the term loan facility and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next 12 months were classified as noncurrent.

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

(3)	The senior notes due in 2019 were issued at 98.238% of par and the senior notes due in 2025 were issued at 99.975% of par.

The principal maturities of debt outstanding on December 29, 2019 were as follows:

(in thousands)	Debt Maturities
Fiscal 2020	$45,000
Fiscal 2021	217,500
Fiscal 2022	-
Fiscal 2023	170,000
Fiscal 2024	-
Thereafter	600,000
Total debt	$1,032,500

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

In April 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates pursuant to a Note Purchase and Private Shelf Agreement dated January 23, 2019 between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

In July 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and is not expected to be material to the consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other loss on the consolidated balance sheets and included in the consolidated statements of comprehensive income.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt were issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of December 29, 2019. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

21.	Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 29.4 million cases, 29.2 million cases and 29.9 million cases of finished product from SAC in 2019, 2018 and 2017, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2019	2018	2017
Purchases from Southeastern	$132,328	$125,352	$108,528
Purchases from SAC	160,189	155,583	148,511
Total purchases from manufacturing cooperatives	$292,517	$280,935	$257,039

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2024. The amounts guaranteed were $14.7 million on December 29, 2019 and $23.9 million on December 30, 2018. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitment related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the Company’s consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investment in SAC was identified as of December 29, 2019, and there was no impairment identified in 2019, 2018 or 2017.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on both December 29, 2019 and December 30, 2018.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 29, 2019, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $195.4 million.

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

22.	Risks and Uncertainties

Approximately 85% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining bottle/can sales volume to retail customers consists of products of other beverage companies. The Company has beverage agreements with The Coca‑Cola Company and other beverage companies under which it has various requirements. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

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

	Fiscal Year
	2019	2018	2017
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%	19%
The Kroger Company	12%	11%	10%
Total approximate percent of the Company’s total bottle/can sales volume	31%	30%	29%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	13%	14%	13%
The Kroger Company	8%	8%	7%
Total approximate percent of the Company’s total net sales	21%	22%	20%

The Company purchases all of its aluminum cans from two domestic suppliers and all of its plastic bottles from two manufacturing cooperatives. See Note 3 and Note 21 for additional information.

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

Approximately 14% of the Company’s labor force is covered by collective bargaining agreements. The Company’s collective bargaining agreements, which generally have 3- to 5-year terms, expire at various dates through 2024. Terms and conditions of new labor union agreements could increase the Company’s exposure to work interruptions or stoppages.

23.	Capital Transactions

During the first quarter of each year presented, J. Frank Harrison, III received shares of the Company’s Class B Common Stock in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during the prior year, pursuant to the Performance Unit Award Agreement. The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in 2019. As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash each year to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards issued in 2019, 2018 and 2017 is as follows:

	Fiscal Year
	2019	2018	2017
Date of approval for award	March 5, 2019	March 6, 2018	March 7, 2017
Fiscal year of service covered by award	2018	2017	2016
Shares settled in cash	15,476	16,504	18,980
Increase in Class B Common Stock shares outstanding	19,224	20,296	21,020
Total Class B Common Stock awarded	34,700	36,800	40,000

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized based on the closing share price of the last trading day prior to the end of each fiscal period, was $2.0 million in 2019, $5.6 million in 2018 and $7.9 million in 2017.

In 2018, the Compensation Committee and the Company’s stockholders approved the Long-Term Performance Equity Plan, which compensates J. Frank Harrison, III based on the Company’s performance. The Long-Term Performance Equity Plan succeeded the Performance Unit Award Agreement upon its expiration. Awards granted under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in SD&A expenses on the consolidated statements of operations, was $12.9 million in 2019 and $2.0 million in 2018.

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2019, 2018 and 2017, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock. Total cash dividends paid were $9.4 million in 2019, $9.4 million in 2018 and $9.3 million in 2017.

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

24.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for 2019, 2018 and 2017 is as follows:

		Gains (Losses) During the Period		Reclassification to Income
	December 30,	Pre-tax	Tax	Pre-tax	Tax	December 29,
(in thousands)	2018	Activity	Effect	Activity	Effect	2019
Net pension activity:
Actuarial loss	$(72,690)	$(30,855)	$7,590	$3,688	$(907)	$(93,174)
Prior service costs	(24)	-	-	22	(5)	(7)
Net postretirement benefits activity:
Actuarial loss	(4,902)	4,192	(1,031)	730	(180)	(1,191)
Prior service credits	351	-	-	(1,293)	318	(624)
Interest rate swap	-	-	-	(359)	89	(270)
Foreign currency translation adjustment	-	-	-	(19)	3	(16)
Reclassification of stranded tax effects	-	-	(19,720)	-	-	(19,720)
Total AOCI(L)	$(77,265)	$(26,663)	$(13,161)	$2,769	$(682)	$(115,002)

		Gains (Losses) During the Period		Reclassification to Income
	December 31,	Pre-tax	Tax	Pre-tax	Tax	December 30,
(in thousands)	2017	Activity	Effect	Activity	Effect	2018
Net pension activity:
Actuarial loss	$(78,618)	$4,036	$(993)	$3,830	$(945)	$(72,690)
Prior service costs	(43)	-	-	25	(6)	(24)
Net postretirement benefits activity:
Actuarial loss	(17,299)	14,552	(3,580)	1,889	(464)	(4,902)
Prior service credits	1,744	-	-	(1,847)	454	351
Foreign currency translation adjustment	14	-	-	(19)	5	-
Total AOCI(L)	$(94,202)	$18,588	$(4,573)	$3,878	$(956)	$(77,265)

		Gains (Losses) During the Period		Reclassification to Income
	January 1,	Pre-tax	Tax	Pre-tax	Tax	December 31,
(in thousands)	2017	Activity	Effect	Activity	Effect	2017
Net pension activity:
Actuarial loss	$(72,393)	$(11,219)	$2,768	$3,402	$(1,176)	$(78,618)
Prior service costs	(61)	-	-	28	(10)	(43)
Net postretirement benefits activity:
Actuarial loss	(24,111)	(1,796)	443	11,199	(3,034)	(17,299)
Prior service credits	3,679	-	-	(2,982)	1,047	1,744
Foreign currency translation adjustment	(11)	-	-	40	(15)	14
Total AOCI(L)	$(92,897)	$(13,015)	$3,211	$11,687	$(3,188)	$(94,202)

A summary of the impact on the statements of operations line items is as follows:

	Fiscal 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,003	$(211)	$-	$-	$792
SD&A expenses	2,707	(352)	(359)	(19)	1,977
Subtotal pre-tax	3,710	(563)	(359)	(19)	2,769
Income tax expense (benefit)	912	(138)	(89)	(3)	682
Total after tax effect	$2,798	$(425)	$(270)	$(16)	$2,087

	Fiscal 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$886	$7	$-	$893
SD&A expenses	2,968	35	(19)	2,984
Subtotal pre-tax	3,854	42	(19)	3,877
Income tax expense (benefit)	950	10	(5)	955
Total after tax effect	$2,904	$32	$(14)	$2,922

	Fiscal 2017
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$377	$(9)	$-	$368
SD&A expenses	3,053	(31)	40	3,062
Subtotal pre-tax	3,430	(40)	40	3,430
Income tax expense (benefit)	1,186	(50)	15	1,151
Total after tax effect	$2,244	$10	$25	$2,279

25.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2019	2018	2017
Accounts receivable, trade, net	$7,979	$(39,333)	$(121,203)
Accounts receivable from The Coca-Cola Company	(17,496)	11,643	3,272
Accounts receivable, other	(12,601)	8,467	(9,190)
Inventories	(15,893)	(26,415)	2,527
Prepaid expenses and other current assets	458	29,785	(22,870)
Accounts payable, trade	28,808	(36,355)	73,603
Accounts payable to The Coca-Cola Company	938	(36,095)	33,757
Other accrued liabilities	(40,955)	62,892	31,525
Accrued compensation	18,228	(1,943)	7,351
Accrued interest payable	(1,147)	967	1,487
Change in current assets less current liabilities (exclusive of acquisitions)	$(31,681)	$(26,387)	$259

The Company had the following net cash payments (refunds) during the period for interest and income taxes:

	Fiscal Year
(in thousands)	2019	2018	2017
Interest	$43,397	$45,067	$39,609
Income taxes	6,309	(36,991)	30,965

The Company had the following significant noncash investing and financing activities:

	Fiscal Year
(in thousands)	2019	2018	2017
Right of use assets obtained in exchange for lease obligations	$38,713	$-	$-
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	19,452	13,675	22,329
Issuance of Class B Common Stock in connection with stock award	4,776	3,831	3,669
Estimated fair value related to divestitures completed in October 2017	-	-	151,434
Gain on acquisition of Southeastern Container preferred shares in CCR redistribution	-	-	6,012
Accounts receivable from The Coca-Cola Company for adjustments to the cash purchase price for the acquisitions completed in April 2017	-	-	4,707
Capital lease obligations incurred	-	-	2,233

26.	Quarterly Financial Data (Unaudited)

The unaudited quarterly financial data for the fiscal years ended December 29, 2019 and December 30, 2018 is included in the following tables. Sales volume has historically been the highest in the second and third quarter of each fiscal year. Additional meaningful financial information is included in the table following each presented period.

	Quarter Ended
(in thousands, except per share data)	March 31, 2019	June 30, 2019	September 29, 2019	December 29, 2019
Net sales	$1,102,912	$1,273,659	$1,271,029	$1,178,949
Gross profit	389,308	435,779	432,224	413,191
Income from operations	20,154	67,214	53,846	39,540
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	(6,831)	15,370	13,006	(10,170)
Basic net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(0.73)	$1.64	$1.39	$(1.09)
Class B Common Stock	$(0.73)	$1.64	$1.39	$(1.09)
Diluted net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(0.73)	$1.64	$1.38	$(1.08)
Class B Common Stock	$(0.73)	$1.63	$1.38	$(1.09)

Additional Information for 2019:	Quarter Ended
(in thousands)	March 31, 2019	June 30, 2019	September 29, 2019	December 29, 2019
Pre-tax expense impact:
Expenses related to the System Transformation	$(4,730)	$(2,185)	$-	$-
Expenses related to supply chain and asset optimization	-	(1,294)	(3,581)	(5,702)

	Quarter Ended
(in thousands, except per share data)	April 1, 2018	July 1, 2018	September 30, 2018	December 30, 2018
Net sales	$1,064,757	$1,220,003	$1,204,033	$1,136,571
Gross profit	357,641	404,708	412,716	380,647
Income (loss) from operations	(18,997)	19,679	44,404	12,816
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	(14,185)	(3,933)	25,164	(26,976)
Basic net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(1.52)	$(0.42)	$2.69	$(2.88)
Class B Common Stock	$(1.52)	$(0.42)	$2.69	$(2.88)
Diluted net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$(1.52)	$(0.42)	$2.69	$(2.88)
Class B Common Stock	$(1.52)	$(0.42)	$2.68	$(2.87)

Additional Information for 2018:	Quarter Ended
(in thousands)	April 1, 2018	July 1, 2018	September 30, 2018	December 30, 2018
Pre-tax income/(expense) impact:
Expenses related to the System Transformation	$(12,450)	$(9,871)	$(10,417)	$(10,598)
Gain on exchange transactions	-	-	10,170	-
Expenses related to workforce optimization	-	(4,810)	-	(3,745)

Management’s Report on Internal Control over Financial Reporting

Management of Coca-Cola Consolidated, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes policies and procedures that:

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

As of December 29, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 29, 2019 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which is included in Item 8 of this report.

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca‑Cola Consolidated, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Consolidated, Inc. and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition Related Contingent Consideration Liability

As described in Notes 1, 3, and 16 to the consolidated financial statements, the fair value of the acquisition related contingent consideration was $446.7 million as of December 29, 2019, which consists of the estimated amounts due to The Coca‑Cola Company under the Comprehensive Beverage Agreement (“CBA”) over the remaining useful life of the related distribution rights. Under the CBA, the Company makes quarterly sub-bottling payments to The Coca‑Cola Company, specifically Coca‑Cola Refreshments USA, Inc. (“CCR”), on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell certain beverages and beverage products in the distribution territories acquired in the System Transformation, but excluding territories the Company acquired in an exchange transaction. Each reporting period, management adjusts the acquisition related contingent consideration liability to fair value by using a probability weighted discounted cash flow model and discounting future expected sub-bottling payments required under the CBA using the Company’s estimated weighted-average cost of capital (“WACC”). These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally forty years. As a result, the fair value of the acquisition-related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments.

The principal considerations for our determination that performing procedures relating to the acquisition related contingent consideration is a critical audit matter was the significant judgment used by management when estimating the fair value of the acquisition related contingent consideration. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions, including the WACC and current and future sub-bottling payments under the CBA, used by management to estimate the fair value. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the acquisition related contingent consideration liability, including controls over the key judgments, underlying data, and assumptions used. These procedures also included, among others, testing management’s process for developing the fair value estimate, including evaluating the significant assumptions used by management, such as the WACC and current and future sub-bottling payments, and testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow model. Evaluating management’s assumptions related to the current and future sub-bottling payments involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the sub-bottling territories, (ii) the consistency with available external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the WACC.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 25, 2020

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 27 to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2019.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information About Our Executive Officers” included as a separate item at the end of Part I of this report. For information with respect to the Directors of the Company, see “Proposal 1: Election of Directors” in the definitive Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2020 Proxy Statement, which is incorporated herein by reference.

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

Item 11.	Executive Compensation.

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2020 Proxy Statement, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the 2020 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2020 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Related Person Transactions” and “Corporate Governance – Policy for Review of Related Person Transactions” sections of the 2020 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2020 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

For information with respect to principal accountant fees and services, see “Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the 2020 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedule

The Financial Statement Schedule included under Item 15 hereof, as required for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, consisted of the following:

Schedule II - Valuation and Qualifying Accounts and Reserves	97

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	Description of Securities of the Company.	Filed herewith.
4.2	Specimen of Common Stock Certificate of the Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019 (File No. 0‑9286).
4.3	Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
4.4	Second Supplemental Indenture, dated as of November 25, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.5	Form of the Company’s 3.800% Senior Notes due 2025 (included in Exhibit 4.4 above).	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.6	Fifth Amended and Restated Promissory Note, dated as of September 18, 2017, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 0‑9286).
4.7	Revolving Credit Loan Agreement, dated as of September 18, 2017, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2017 (File No. 0‑9286).
10.1	Second Amended and Restated Credit Agreement, dated as of June 8, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018 (File No. 0‑9286).
10.2	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0‑9286).
10.3

Term Loan Agreement, dated June 7, 2016, by and among the Company, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association and Branch Banking and Trust Company, as co-syndication agents.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 (File No. 0‑9286).
10.4	Amendment No. 1 to Term Loan Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0‑9286).
10.5	Note Purchase and Private Shelf Agreement, dated June 10, 2016, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 0‑9286).
10.6	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.7	Note Purchase and Private Shelf Agreement, dated March 6, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.8	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.9	Note Purchase and Private Shelf Agreement, dated January 23, 2019, by and among the Company, MetLife Investment Advisors, LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.10	Incidence Agreement, dated February 5, 2019, by and between the Company and The Coca‑Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.11**

National Product Supply Governance Agreement, dated October 30, 2015, by and between the Company, The Coca-Cola Company, Coca-Cola Bottling Company United, Inc., Coca-Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0‑9286).
10.12**

First Amendment to National Product Supply Governance Agreement, dated October 26, 2018, by and between the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Swire Pacific Holdings Inc. d/b/a Swire Coca‑Cola USA and the other parties thereto.

Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.13**

CONA Services LLC Limited Liability Company Agreement, dated as of January 27, 2016, by and among the Company, The Coca‑Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.

Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.14**

Amendment No. 1 to CONA Services LLC Limited Liability Company Agreement, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.

Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.15**

Amendment No. 2 to CONA Services LLC Limited Liability Company Agreement, effective as of February 22, 2017, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.

Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.16**	Amended and Restated Master Services Agreement, dated as of October 2, 2017, by and between the Company and CONA Services LLC.	Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.17	Omnibus Letter Agreement, dated March 31, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.18	Amended and Restated Ancillary Business Letter, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.19**	Comprehensive Beverage Agreement, dated March 31, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.20**	Comprehensive Beverage Agreement, dated March 31, 2017, by and between Piedmont Coca‑Cola Bottling Partnership and The Coca‑Cola Company.	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.21**	First Amendment to Comprehensive Beverage Agreement, dated April 28, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.22**

Amendment to Comprehensive Beverage Agreements, dated October 2, 2017, by and between the Company, Piedmont Coca‑Cola Bottling Partnership, The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and CCBC of Wilmington, Inc.

Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.23**	Third Amendment to Comprehensive Beverage Agreement, dated December 26, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.24**	Fourth Amendment to Comprehensive Beverage Agreement, dated April 30, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 0‑9286).
10.25**	Fifth Amendment to Comprehensive Beverage Agreement, dated August 20, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 0‑9286).
10.26***	Sixth Amendment to Comprehensive Beverage Agreement, dated September 9, 2019, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.27**	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.28	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.29	Second Amendment to Regional Manufacturing Agreement, dated October 2, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.30

Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0‑9286).
10.31	Lease Agreement, dated as of March 23, 2009, by and between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0‑9286).
10.32	Lease Agreement, dated December 18, 2006, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0‑9286).
10.33	Lease Agreement, dated December 30, 2019, by and between the Company and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020 (File No. 0‑9286).
10.34

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

Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
10.35

Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among the Company, Piedmont Coca-Cola Bottling Partnership, CCBC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0‑9286).
10.36	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0‑9286).
10.37

Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.

Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.38

First Amendment to Management Agreement, effective as of January 1, 2001, by and among the Company, Piedmont Coca‑Cola Bottling Partnership (formerly known as Carolina Coca‑Cola Bottling Partnership), CCBC of Wilmington, Inc., Piedmont Partnership Holding Company and Coca‑Cola Ventures, Inc.

Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0‑9286).
10.39

Third Amendment to Management Agreement, dated December 18, 2018, by and among the Company, Piedmont Coca‑Cola Bottling Partnership (formerly known as Carolina Coca‑Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca‑Cola Bottling Investments, Inc. and Coca‑Cola Ventures, Inc.

Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.40+

Amended and Restated Limited Liability Company Operating Agreement of Coca‑Cola Bottlers’ Sales & Services Company LLC, made as of November 18, 2019, by and between Coca‑Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly owned subsidiary of the Company.

Filed herewith.
10.41*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Filed herewith.
10.42*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Plan, amended and restated effective as of January 1, 2018.	Filed herewith.
10.43*	Form of Long-Term Performance Plan Bonus Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
10.44*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0‑9286).
10.45*

Amendment No. 1, dated May 31, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.

Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.46*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2005.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.47*	Amendment No. 1, dated December 10, 2013, to Coca-Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2005.	Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.48*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0‑9286).
10.49*

Amendment No. 1, effective as of January 1, 2009, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.

Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0‑9286).
10.50*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0‑9286).
10.51*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Performance Equity Plan, adopted effective as of January 1, 2018.	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2018 (File No. 0‑9286).
10.52*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. Nonqualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.53*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. and CCBCC Operations, LLC Qualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.54*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, by and between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.55*	Consulting and Separation Agreement and Release, dated as of November 12, 2018, by and between the Company and James E. Harris.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018 (File No. 0‑9286).
21	List of Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
***	Certain confidential portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S‑K.
+

Certain schedules and similar supporting attachments to this agreement have been omitted, and the Company agrees to furnish supplemental copies of any such schedules and similar supporting attachments to the Securities and Exchange Commission upon request.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary.

None.

Schedule II

COCA-COLA CONSOLIDATED, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2019	2018	2017
Balance at beginning of year	$9,141	$7,606	$4,448
Additions charged to expenses and as reductions to net sales	9,769	9,964	4,464
Deductions	5,128	8,429	1,306
Balance at end of year	$13,782	$9,141	$7,606

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2019	2018	2017
Balance at beginning of year	$5,899	$4,337	$1,618
Adjustment for federal tax legislation(1)	-	-	2,419
Additions charged to costs and expenses	1,291	1,562	877
Deductions credited to expense	-	-	577
Balance at end of year	$7,190	$5,899	$4,337

(1)	In 2017, the Company increased its valuation allowance as a result of the deductibility of certain deferred compensation based on the current interpretation of the Tax Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: February 25, 2020	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors,	February 25, 2020
	J. Frank Harrison, III	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ F. Scott Anthony	Executive Vice President and Chief Financial Officer	February 25, 2020
	F. Scott Anthony	(Principal Financial Officer)

By:	/s/ William J. Billiard	Senior Vice President and Chief Accounting Officer	February 25, 2020
	William J. Billiard	(Principal Accounting Officer)

By:	/s/ Sharon A. Decker	Director	February 25, 2020
Sharon A. Decker

By:	/s/ Morgan H. Everett	Senior Vice President and Director	February 25, 2020
Morgan H. Everett

By:	/s/ James R. Helvey, III	Director	February 25, 2020
James R. Helvey, III

By:	/s/ William H. Jones	Director	February 25, 2020
William H. Jones

By:	/s/ Umesh M. Kasbekar	Vice Chairman of the Board of Directors	February 25, 2020
	Umesh M. Kasbekar	and Director

By:	/s/ David M. Katz	President, Chief Operating Officer	February 25, 2020
	David M. Katz	and Director

By:	/s/ Jennifer K. Mann	Director	February 25, 2020
Jennifer K. Mann

By:	/s/ James H. Morgan	Director	February 25, 2020
James H. Morgan

By:	/s/ John W. Murrey, III	Director	February 25, 2020
John W. Murrey, III

By:	/s/ Sue Anne H. Wells	Director	February 25, 2020
Sue Anne H. Wells

By:	/s/ Dennis A. Wicker	Director	February 25, 2020
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 25, 2020
Richard T. Williams