Form 10-Q
period 2020-03-29
Coca-Cola Consolidated, Inc.
filed 2020-05-05
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 0-9286
______________________________________________________________________________________________
COCA-COLA CONSOLIDATED, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca-Cola Plaza
Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 557-4400
______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1.00 Par Value	Trading Symbol(s) COKE	Name of each exchange on which registered The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 26, 2020, there were 7,141,447 shares of the registrant’s Common Stock, $1.00 par value, and 2,232,242 shares of the registrant’s Class B Common Stock, $1.00 par value, outstanding.

COCA-COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2020

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter
(in thousands, except per share data)	2020	2019
Net sales	$1,173,021	$1,102,912
Cost of sales	767,726	713,604
Gross profit	405,295	389,308
Selling, delivery and administrative expenses	372,474	369,154
Income from operations	32,821	20,154
Interest expense, net	9,561	12,886
Other expense, net	2,298	15,851
Income (loss) before income taxes	20,962	(8,583)
Income tax expense (benefit)	5,361	(3,005)
Net income (loss)	15,601	(5,578)
Less: Net income attributable to noncontrolling interest	939	1,253
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$14,662	$(6,831)

Basic net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.56	$(0.73)
Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$1.56	$(0.73)
Weighted average number of Class B Common Stock shares outstanding	2,232	2,219

Diluted net income (loss) per share based on net income (loss) attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$1.55	$(0.73)
Weighted average number of Common Stock shares outstanding – assuming dilution	9,444	9,360

Class B Common Stock	$1.55	$(0.73)
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,303	2,219

Cash dividends per share:
Common Stock	$0.25	$0.25
Class B Common Stock	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	First Quarter
(in thousands)	2020	2019
Net income (loss)	$15,601	$(5,578)

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	896	679
Prior service benefits	4	4
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	66	148
Prior service costs	—	(244)
Interest rate swap	(1,015)	—
Foreign currency translation adjustment	(1)	(9)
Other comprehensive income (loss), net of tax	(50)	578

Comprehensive income (loss)	15,551	(5,000)
Less: Comprehensive income attributable to noncontrolling interest	939	1,253
Comprehensive income (loss) attributable to Coca-Cola Consolidated, Inc.	$14,612	$(6,253)

See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 29, 2020	December 29, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$47,748	$9,614
Accounts receivable, trade	470,868	433,552
Allowance for doubtful accounts	(16,162)	(13,782)
Accounts receivable from The Coca-Cola Company	56,660	62,411
Accounts receivable, other	42,155	43,094
Inventories	228,624	225,926
Prepaid expenses and other current assets	73,592	69,461
Total current assets	903,485	830,276
Property, plant and equipment, net	984,769	997,403
Right-of-use assets - operating leases	138,447	111,376
Leased property under financing leases, net	12,498	17,960
Other assets	106,433	113,269
Goodwill	165,903	165,903
Distribution agreements, net	870,025	876,096
Customer lists and other identifiable intangible assets, net	14,183	14,643
Total assets	$3,195,743	$3,126,926

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$17,837	$15,024
Current portion of obligations under financing leases	5,099	9,403
Accounts payable, trade	209,694	187,476
Accounts payable to The Coca-Cola Company	136,766	108,699
Other accrued liabilities	182,918	208,834
Accrued compensation	48,466	87,813
Accrued interest payable	7,210	4,946
Total current liabilities	607,990	622,195
Deferred income taxes	131,024	125,130
Pension and postretirement benefit obligations	116,635	114,831
Other liabilities	655,048	668,566
Noncurrent portion of obligations under operating leases	124,698	97,765
Noncurrent portion of obligations under financing leases	13,436	17,403
Long-term debt	1,082,589	1,029,920
Total liabilities	2,731,420	2,675,810
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 shares issued	2,860	2,860
Capital in excess of par value	128,983	128,983
Retained earnings	393,479	381,161
Accumulated other comprehensive loss	(115,052)	(115,002)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Consolidated, Inc.	359,220	346,952
Noncontrolling interest	105,103	104,164
Total equity	464,323	451,116
Total liabilities and equity	$3,195,743	$3,126,926
See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$15,601	$(5,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	37,799	39,979
Amortization of intangible assets and deferred proceeds, net	5,760	5,793
Fair value adjustment of acquisition related contingent consideration	712	14,046
Loss on sale of property, plant and equipment	491	1,854
Deferred income taxes	5,910	(3,445)
Stock compensation expense	—	2,045
Amortization of debt costs	220	385
Change in current assets less current liabilities	(42,310)	(57,014)
Change in other noncurrent assets	12,223	1,196
Change in other noncurrent liabilities	(4,117)	5,898
Other	—	437
Total adjustments	16,688	11,174
Net cash provided by operating activities	$32,289	$5,596

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(33,093)	$(29,315)
Other distribution agreements	—	(4,654)
Investment in CONA Services LLC	(893)	(486)
Proceeds from the sale of property, plant and equipment	1,658	681
Net cash used in investing activities	$(32,328)	$(33,774)

Cash Flows from Financing Activities:
Payments on revolving credit facility	$(125,000)	$(82,339)
Borrowings under revolving credit facility	185,000	131,339
Payments on term loan facility	(7,500)	(15,000)
Payments of acquisition related contingent consideration	(10,452)	(6,237)
Cash dividends paid	(2,344)	(2,339)
Payments on financing lease obligations	(1,485)	(2,114)
Debt issuance fees	(46)	(183)
Net cash provided by financing activities	$38,173	$23,127

Net increase (decrease) in cash during period	$38,134	$(5,051)
Cash at beginning of period	9,614	13,548
Cash at end of period	$47,748	$8,497

Significant noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$31,691	$—
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	12,748	5,350
Issuance of Class B Common Stock in connection with stock award	—	4,776

See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income (loss)	—	—	—	(6,831)	—	—	—	(6,831)	1,253	(5,578)
Other comprehensive income, net of tax	—	—	—	—	578	—	—	578	—	578
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,785)	—	—	—	(1,785)	—	(1,785)
Class B Common Stock ($0.25 per share)	—	—	—	(554)	—	—	—	(554)	—	(554)
Issuance of 19,224 shares of Class B Common Stock	—	21	4,755	—	—	—	—	4,776	—	4,776
Reclassification of stranded tax effects	—	—	—	19,720	(19,720)	—	—	—	—	—
Balance on March 31, 2019	$10,204	$2,860	$128,983	$369,985	$(96,407)	$(60,845)	$(409)	$354,371	$98,232	$452,603

Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	14,662	—	—	—	14,662	939	15,601
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)	—	(50)
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,786)	—	—	—	(1,786)	—	(1,786)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)	—	(558)
Balance on March 29, 2020	$10,204	$2,860	$128,983	$393,479	$(115,052)	$(60,845)	$(409)	$359,220	$105,103	$464,323

See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Critical Accounting Policies and Recent Accounting Pronouncements

The condensed consolidated financial statements include the accounts of Coca-Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•The financial position as of March 29, 2020 and December 29, 2019.
•The results of operations and comprehensive income (loss) for the 13-week periods ended March 29, 2020 (the “first quarter” of fiscal 2020 (“2020”)) and March 31, 2019 (the “first quarter” of fiscal 2019 (“2019”)).
•The changes in cash flows and equity for the first quarter of 2020 and the first quarter of 2019.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2019 filed with the Securities and Exchange Commission.

The preparation of condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for 2019 under the caption “Discussion of Critical Accounting Policies and Estimates and Recent Accounting Pronouncements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting policies, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 in the first quarter of 2020 and the adoption did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements in ASC Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in the first quarter of 2020. See Note 14—Fair Value of Financial Instruments.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019-12 will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Sub-topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which is effective for fiscal years ending after December 15, 2020. Under this guidance, disclosures will be removed for the amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates. Additional disclosures will include the weighted average interest crediting rate for plans with promised crediting interest rates and an explanation of the reasons for significant gains and losses related to the benefit obligation for the period.

2. Related Party Transactions

The Coca-Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

J. Frank Harrison, III, the Chairman of the Board of Directors and Chief Executive Officer of the Company, together with the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr., control shares representing approximately 86% of the total voting power of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis. As of March 29, 2020, The Coca-Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca-Cola Company holds the number of shares of the Company’s Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca-Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
(in thousands)	2020	2019
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$284,920	$266,643
Customer marketing programs	32,991	33,292
Cold drink equipment parts	6,341	6,982
Brand investment programs	3,262	3,120

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$21,546	$22,712
Fountain delivery and equipment repair fees	9,090	10,749
Presence marketing funding support on the Company’s behalf	1,735	435
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	1,157	999

In fiscal 2017, The Coca-Cola Company agreed to provide the Company a fee to compensate the Company for the net economic impact of changes made by The Coca-Cola Company to the authorized pricing on sales of covered beverages produced at certain manufacturing facilities owned by the Company (the “Legacy Facilities Credit”). The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility divested in fiscal 2017 and the remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next 12 months is classified as current.

Coca-Cola Refreshments USA, Inc. (“CCR”)

The Company, The Coca-Cola Company and CCR, a wholly owned subsidiary of The Coca-Cola Company entered into a comprehensive beverage agreement on March 31, 2017 (as amended, the “CBA”). Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca-Cola Company and related products in certain distribution territories the Company acquired from CCR. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands.

Sub-bottling payments to CCR were $10.5 million during the first quarter of 2020 and $6.2 million during the first quarter of 2019. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments to CCR:

(in thousands)	March 29, 2020	December 29, 2019
Current portion of acquisition related contingent consideration	$27,820	$41,087
Noncurrent portion of acquisition related contingent consideration	409,274	405,597
Total acquisition related contingent consideration	$437,094	$446,684

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

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $22.6 million as of March 29, 2020 and $23.2 million as of December 29, 2019.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca-Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.0 million as of March 29, 2020 and $8.2 million as of December 29, 2019.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were classified as a reduction to cost of sales in the condensed consolidated statements of operations, were $2.4 million in the first quarter of 2020 and $2.2 million in the first quarter of 2019.

Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”)

Along with other Coca-Cola bottlers in the United States and Canada, the Company is a member of CCBSS, a company formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system. The Company accounts for CCBSS as an equity method investment and its investment in CCBSS is not material.

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of

$15.6 million on March 29, 2020 and $10.0 million on December 29, 2019, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $0.6 million in the first quarter of 2020 and $0.3 million in the first quarter of 2019, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca-Cola Company and certain other Coca-Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $11.3 million as of March 29, 2020 and $10.5 million as of December 29, 2019.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca-Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $5.8 million in the first quarter of 2020 and $5.3 million in the first quarter of 2019.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation (“Beacon”), of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the majority stockholder and Morgan H. Everett, Senior Vice President and a director of the Company, is a minority stockholder. During the first quarter of 2020, the Company entered into a new lease agreement, effective January 1, 2020, with Beacon to continue to lease its corporate facilities. The new lease expires on December 31, 2029. The principal balance outstanding under the new lease was $32.3 million on March 29, 2020 and the principal balance outstanding under the previous lease, which was replaced by the new lease, was $6.8 million on December 29, 2019. See Note 9 for additional information.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One, which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under this lease agreement is subject to an adjustment for an inflation factor and the lease expires on December 31, 2020. The principal balance outstanding under this lease was $3.3 million on March 29, 2020 and $4.3 million on December 29, 2019.

A summary of rental payments related to these leases is as follows:

	First Quarter
(in thousands)	2020	2019
Company headquarters	$826	$1,110
Snyder Production Center	1,113	1,080

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in SD&A expenses in the condensed consolidated statements of operations, was $1.8 million in the first quarter of 2020 and $3.8 million in the first quarter of 2019.

3. Revenue Recognition

The Company offers a range of nonalcoholic beverage products and flavors designed to meet the demands of its consumers, including both sparkling and still beverages. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca-Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. The Company typically collects payment from customers within 30 days from the date of sale.

The Company’s sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Bottle/can net pricing is based on the invoice price charged to customers reduced by any promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. Other sales include sales to other Coca-Cola bottlers, “post-mix” products, transportation revenue and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca-Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in the first quarter of 2020 and approximately 96% of the Company’s net sales in the first quarter of 2019. Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

Other sales, which include revenue for service fees related to the repair of cold drink equipment and delivery fees for freight hauling and brokerage services, are recognized over time (“over time”). Revenues related to cold drink equipment repair are recognized as the respective services are completed using a cost-to-cost input method. Repair services are generally completed in less than one day but can extend up to one month. Revenues related to freight hauling and brokerage services are recognized as the delivery occurs using a miles driven output method. Generally, delivery occurs and freight charges are recognized in the same day. Over time sales orders open at the end of a financial period are not material to the condensed consolidated financial statements.

The following table represents a disaggregation of revenue from contracts with customers:

	First Quarter
(in thousands)	2020	2019
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,132,475	$1,060,271
Total point in time net sales	$1,132,475	$1,060,271

Over time net sales:
Nonalcoholic Beverages - over time	$10,106	$11,956
All Other - over time	30,440	30,685
Total over time net sales	$40,546	$42,641

Total net sales	$1,173,021	$1,102,912

The Company participates in various sales programs with The Coca-Cola Company, other beverage companies and customers to increase the sale of its products. Programs negotiated with customers include arrangements under which allowances can be earned for attaining agreed-upon sales levels. The cost of these various sales incentives is not considered a separate performance obligation and is included as a deduction to net sales.

Allowance payments made to customers can be conditional on the achievement of volume targets and/or marketing commitments. Payments made in advance are recorded as prepayments and amortized in the condensed consolidated statements of operations over the relevant period for which the customer commitment is made. In the event there is no separate identifiable benefit or the fair value of such benefit cannot be established, the amortization of the prepayment is included as a deduction to net sales.

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns, which was classified as allowance for doubtful accounts in the condensed consolidated balance sheets, was $3.6 million as of both March 29, 2020 and December 29, 2019. Returned product is recognized as a reduction to net sales.

The company recognizes an allowance for credit losses related to its accounts receivable to present the net amount expected to be collected as of the balance sheet date. The company estimates this allowance based on historical data such as days sales outstanding trends, previous write-offs of balances, and monthly reviews of aged trial balances, among others. Accounts receivable balances are written off when deemed uncollectible and are recognized as a deduction from the allowance for credit losses. Expected recoveries, not to exceed the amount previously written off, are considered in determining the reserve balance at the balance sheet date. Below is a summary of activity for the allowance for credit losses as of the end of the first quarter of 2020:

(in thousands)	Allowance for Credit Losses to Accounts Receivable
Balance at December 29, 2019	$10,232
Additions charged to costs and expenses	3,167
Write-offs, net of recoveries	(787)
Balance at March 29, 2020	$12,612

4. Segments

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM.

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2020	2019
Net sales:
Nonalcoholic Beverages	$1,142,581	$1,072,227
All Other	81,301	87,915
Eliminations(1)	(50,861)	(57,230)
Consolidated net sales	$1,173,021	$1,102,912

Income from operations:
Nonalcoholic Beverages	$35,617	$14,641
All Other	(2,796)	5,513
Consolidated income from operations	$32,821	$20,154

Depreciation and amortization:
Nonalcoholic Beverages	$40,758	$43,351
All Other	2,801	2,421
Consolidated depreciation and amortization	$43,559	$45,772

(1)The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2020	2019
Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$14,662	$(6,831)
Less dividends:
Common Stock	1,786	1,785
Class B Common Stock	558	554
Total undistributed earnings (losses)	$12,318	$(9,170)

Common Stock undistributed earnings (losses) – basic	$9,385	$(6,996)
Class B Common Stock undistributed earnings (losses) – basic	2,933	(2,174)
Total undistributed earnings (losses) – basic	$12,318	$(9,170)

Common Stock undistributed earnings (losses) – diluted	$9,314	$(6,996)
Class B Common Stock undistributed earnings (losses) – diluted	3,004	(2,174)
Total undistributed earnings (losses) – diluted	$12,318	$(9,170)

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$1,786	$1,785
Common Stock undistributed earnings (losses) – basic	9,385	(6,996)
Numerator for basic net income (loss) per Common Stock share	$11,171	$(5,211)

	First Quarter
(in thousands, except per share data)	2020	2019
Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$554
Class B Common Stock undistributed earnings (losses) – basic	2,933	(2,174)
Numerator for basic net income (loss) per Class B Common Stock share	$3,491	$(1,620)

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$1,786	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	558	554
Common Stock undistributed earnings (losses) – diluted	12,318	(9,170)
Numerator for diluted net income (loss) per Common Stock share	$14,662	$(6,831)

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$554
Class B Common Stock undistributed earnings (losses) – diluted	3,004	(2,174)
Numerator for diluted net income (loss) per Class B Common Stock share	$3,562	$(1,620)

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,219

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,444	9,360
Class B Common Stock weighted average shares outstanding – diluted	2,303	2,219

Basic net income (loss) per share:
Common Stock	$1.56	$(0.73)
Class B Common Stock	$1.56	$(0.73)

Diluted net income (loss) per share:
Common Stock	$1.55	$(0.73)
Class B Common Stock	$1.55	$(0.73)

NOTES TO TABLE

(1)For purposes of the diluted net income (loss) per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings (losses) is allocated to Common Stock.
(2)For purposes of the diluted net income (loss) per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)For periods presented during which the Company has net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock included the dilutive effect of shares relative to the Long-Term Performance Equity Plan. For periods presented during which the Company has net loss, the unvested performance units granted pursuant to the Long-Term Performance Equity Plan are excluded from the calculation of diluted net loss per share, as the effect of these awards would be anti-dilutive. See Note 2 for additional information on the Long-Term Performance Equity Plan.

(4)The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of the Company’s Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of shares relative to such award is prospectively removed from the denominator for the calculation of diluted net income (loss) per share.
(5)The Company did not have anti-dilutive shares for any periods presented.

6. Inventories

Inventories consisted of the following:

(in thousands)	March 29, 2020	December 29, 2019
Finished products	$153,803	$142,363
Manufacturing materials	40,359	45,267
Plastic shells, plastic pallets and other inventories	34,462	38,296
Total inventories	$228,624	$225,926

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 29, 2020	December 29, 2019
Repair parts	$32,217	$28,967
Prepayments for sponsorship contracts	7,544	8,696
Prepaid taxes	4,088	4,359
Prepaid software	5,420	5,850
Prepaid marketing	7,440	5,658
Other prepaid expenses and other current assets	16,883	15,931
Total prepaid expenses and other current assets	$73,592	$69,461

8. Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	March 29, 2020	December 29, 2019	Estimated Useful Lives
Land	$76,860	$76,860
Buildings	224,137	223,500	8-50 years
Machinery and equipment	355,655	355,575	5-20 years
Transportation equipment	415,548	417,532	4-20 years
Furniture and fixtures	93,298	92,059	3-10 years
Cold drink dispensing equipment	483,772	489,050	5-17 years
Leasehold and land improvements	146,942	145,341	5-20 years
Software for internal use	128,817	128,792	3-10 years
Construction in progress	31,939	29,369
Total property, plant and equipment, at cost	1,956,968	1,958,078
Less: Accumulated depreciation and amortization	972,199	960,675
Property, plant and equipment, net	$984,769	$997,403

9. Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements and also leases certain warehouse space under financing lease agreements. The Company uses the following policies and assumptions to evaluate its population of leases:

•Determining a lease: The Company assesses contracts at inception to determine whether an arrangement is or includes a lease, which conveys the Company’s right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets and associated liabilities are recognized at the commencement date and initially measured based on the present value of lease payments over the defined lease term.
•Allocating lease and non-lease components: The Company has elected the practical expedient to not separate lease and non-lease components for certain classes of underlying assets. The Company has equipment and vehicle lease agreements, which generally have the lease and associated non-lease components accounted for as a single lease component. The Company has real estate lease agreements with lease and non-lease components, which are generally accounted for separately where applicable.
•Calculating the discount rate: The Company calculates the discount rate based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company calculates an incremental borrowing rate using a portfolio approach. The incremental borrowing rate is calculated using the contractual lease term and the Company’s borrowing rate.
•Recognizing leases: The Company does not recognize leases with a contractual term of less than 12 months on its condensed consolidated balance sheets. Lease expense for these short-term leases is expensed on a straight-line basis over the lease term.
•Including rent increases or escalation clauses: Certain leases contain scheduled rent increases or escalation clauses, which can be based on the Consumer Price Index or other rates. The Company assesses each contract individually and applies the appropriate variable payments based on the terms of the agreement.
•Including renewal options and/or purchase options: Certain leases include renewal options to extend the lease term and/or purchase options to purchase the leased asset. The Company assesses these options using a threshold of reasonably certain, which is a high threshold and, therefore, the majority of the Company’s leases do not include renewal periods or purchase options for the measurement of the right-of-use asset and the associated lease liability. For leases the Company is reasonably certain to renew or purchase, those options are included within the lease term and, therefore, included in the measurement of the right-of-use asset and the associated lease liability.
•Including options to terminate: Certain leases include the option to terminate the lease prior to its scheduled expiration. This allows a contractually bound party to terminate its obligation under the lease contract, typically in return for an agreed-upon financial consideration. The terms and conditions of the termination options vary by contract.
•Including residual value guarantees, restrictions or covenants: The Company’s lease agreements do not contain residual value guarantees, restrictions or covenants.

Following is a summary of the weighted average remaining lease term and weighted average discount rate for the Company’s population of leases:

	March 29, 2020	December 29, 2019
Weighted average remaining lease term:
Operating leases	10.0 years	10.2 years
Financing leases	5.8 years	4.8 years
Weighted average discount rate:
Operating leases	4.1%	4.1%
Financing leases	5.6%	5.7%

During the first quarter of 2020, the Company entered into a lease agreement, effective January 1, 2020, with Beacon to continue to lease its headquarters office facility and an adjacent office facility in Charlotte, North Carolina. The new lease has a 10-year term and expires on December 31, 2029. This lease is classified as an operating lease and the additional lease liability associated with this lease was $32.3 million as of March 29, 2020. This lease replaced the previous lease agreement, which was classified as a financing lease and was scheduled to expire on December 31, 2021, and had a $6.8 million principal balance outstanding as of December 29, 2019.

Following is a summary of balances related to the Company’s lease portfolio within the condensed consolidated statements of operations:

	First Quarter
(in thousands)	2020	2019
Cost of sales impact:
Operating lease costs	$1,385	$1,341
Short-term and variable leases	2,600	2,262
Depreciation expense from financing leases	354	353
Total cost of sales impact	$4,339	$3,956

SD&A expenses impact:
Operating lease costs	$4,669	$2,896
Short-term and variable leases	890	1,059
Depreciation expense from financing leases	571	1,139
Total SD&A expenses impact	$6,130	$5,094

Interest expense, net impact:
Interest expense on financing lease obligations	$266	$702
Total interest expense, net impact	$266	$702

Total lease cost	$10,735	$9,752

The future minimum lease payments related to the Company’s lease portfolio include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of March 29, 2020:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2020	$17,092	$5,275	$22,367
2021	20,809	2,628	23,437
2022	18,089	2,694	20,783
2023	15,832	2,750	18,582
2024	15,192	2,808	18,000
Thereafter	89,017	5,407	94,424
Total minimum lease payments including interest	$176,031	$21,562	$197,593
Less: Amounts representing interest	33,496	3,027	36,523
Present value of minimum lease principal payments	142,535	18,535	161,070
Less: Current portion of lease liabilities - operating and financing leases	17,837	5,099	22,936
Noncurrent portion of lease liabilities - operating and financing leases	$124,698	$13,436	$138,134

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 29, 2019:

(in thousands)	Operating Leases	Financing Leases	Total
2020	$19,236	$10,611	$29,847
2021	16,815	6,215	23,030
2022	14,016	2,694	16,710
2023	11,704	2,750	14,454
2024	10,989	2,808	13,797
Thereafter	67,556	5,406	72,962
Total minimum lease payments including interest	$140,316	$30,484	$170,800
Less: Amounts representing interest	27,527	3,678	31,205
Present value of minimum lease principal payments	112,789	26,806	139,595
Less: Current portion of lease liabilities - operating and financing leases	15,024	9,403	24,427
Noncurrent portion of lease liabilities - operating and financing leases	$97,765	$17,403	$115,168

Following is a summary of balances related to the Company’s lease portfolio within the condensed consolidated statements of cash flows:

	First Quarter
(in thousands)	2020	2019
Cash flows from operating activities impact:
Operating leases	$4,195	$4,136
Interest payments on financing lease obligations	266	702
Total cash flows from operating activities impact	$4,461	$4,838

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,485	$2,114
Total cash flows from financing activities impact	$1,485	$2,114

10. Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	March 29, 2020	December 29, 2019
Distribution agreements at cost	$950,549	$950,549
Less: Accumulated amortization	80,524	74,453
Distribution agreements, net	$870,025	$876,096

11. Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight-line basis and have an estimated useful life of 5 to 12 years, consisted of the following:

(in thousands)	March 29, 2020	December 29, 2019
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	11,105	10,645
Customer lists and other identifiable intangible assets, net	$14,183	$14,643

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 29, 2020	December 29, 2019
Accrued insurance costs	$46,035	$44,584
Current portion of acquisition related contingent consideration	27,820	41,087
Accrued marketing costs	30,110	34,947
Employee and retiree benefit plan accruals	21,541	33,699
Checks and transfers yet to be presented for payment from zero balance cash accounts	23,291	20,199
Accrued taxes (other than income taxes)	9,089	6,366
Current deferred proceeds from Territory Conversion Fee	2,286	2,286
Federal income taxes	—	1,651
Commodity hedges at fair market value	4,272	1,174
All other accrued expenses	18,474	22,841
Total other accrued liabilities	$182,918	$208,834

13. Derivative Financial Instruments

The Company is subject to the risk of increased costs arising from adverse changes in certain commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the condensed consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity price risk. Derivative instruments held are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. While the Company would be exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties.

The following table summarizes pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the condensed consolidated statements of operations:

		First Quarter
(in thousands)	Classification of Gain (Loss)	2020	2019
Commodity hedges	Cost of sales	$(1,536)	$3,905
Commodity hedges	Selling, delivery and administrative expenses	(2,329)	2,715
Total gain (loss)		$(3,865)	$6,620

The following table summarizes the fair values and classification in the condensed consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	March 29, 2020	December 29, 2019
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$240	$1,007
Total assets		$240	$1,007

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$4,272	$1,174
Total liabilities		$4,272	$1,174

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the condensed consolidated balance sheets and the net amounts of derivative liabilities are recognized in other accrued liabilities or other liabilities in the condensed consolidated balance sheets.

The following table summarizes the Company’s gross derivative assets and gross derivative liabilities in the condensed consolidated balance sheets:

(in thousands)	March 29, 2020	December 29, 2019
Gross derivative assets	$284	$3,298
Gross derivative liabilities	4,316	3,465

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	March 29, 2020	December 29, 2019
Notional amount of outstanding commodity derivative agreements	$146,498	$171,699
Latest maturity date of outstanding commodity derivative agreements	December 2020	December 2020

14. Fair Values of Financial Instruments

GAAP requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories:

•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data.

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments. There were no transfers of assets or liabilities between levels in any period presented.

Financial Instrument	Fair Value Level	Methods and Assumptions
Deferred compensation plan assets and liabilities	Level 1	The fair value of the Company’s non-qualified deferred compensation plan for certain executives and other highly compensated employees is based on the fair values of associated assets and liabilities, which are held in mutual funds and are based on the quoted market value of the securities held within the mutual funds.
Commodity hedging agreements	Level 2	The fair values of the Company’s commodity hedging agreements are based on current settlement values at each balance sheet date. The fair values of the commodity hedging agreements at each balance sheet date represent the estimated amounts the Company would have received or paid upon termination of these agreements. The Company’s credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair values of derivative financial instruments.
Nonpublic variable rate debt	Level 2	The carrying amounts of the Company’s nonpublic variable rate debt approximate their fair values due to variable interest rates with short reset periods.
Nonpublic fixed rate debt	Level 2	The fair values of the Company’s nonpublic fixed rate debt are based on estimated current market prices.
Public debt securities	Level 2	The fair values of the Company’s public debt securities are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	March 29, 2020
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$37,135	$37,135	$37,135	$—	$—
Commodity hedging agreements	240	240	—	240	—
Liabilities:
Deferred compensation plan liabilities	37,135	37,135	37,135	—	—
Commodity hedging agreements	4,272	4,272	—	4,272	—
Nonpublic variable rate debt	359,774	360,000	—	360,000	—
Nonpublic fixed rate debt	374,742	373,700	—	373,700	—
Public debt securities	348,073	357,900	—	357,900	—
Acquisition related contingent consideration	437,094	437,094	—	—	437,094

	December 29, 2019
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$42,543	$42,543	$42,543	$—	$—
Commodity hedging agreements	1,007	1,007	—	1,007	—
Liabilities:
Deferred compensation plan liabilities	42,543	42,543	42,543	—	—
Commodity hedging agreements	1,174	1,174	—	1,174	—
Nonpublic variable rate debt	307,250	307,500	—	307,500	—
Nonpublic fixed rate debt	374,723	383,900	—	383,900	—
Public debt securities	347,947	367,300	—	367,300	—
Acquisition related contingent consideration	446,684	446,684	—	—	446,684

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

The future expected sub-bottling payments extend through the life of the applicable distribution assets acquired from CCR, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash income or expense recorded each reporting period.

The acquisition related contingent consideration is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2020	2019
Beginning balance - Level 3 liability	$446,684	$382,898
Payments of acquisition related contingent consideration	(10,452)	(6,237)
Reclassification to current payables	150	2,300
Increase in fair value	712	14,046
Ending balance - Level 3 liability	$437,094	$393,007

The increase in the fair value of the acquisition related contingent consideration liability during the first quarter of 2020 was primarily driven by updates to future cash flow projections, partially offset by an increase in the discount rate used to calculate the fair values. The increase in the fair value of the acquisition related contingent consideration liability during the first quarter of 2019 was primarily driven by a decrease in the discount rate used to calculate the fair values. These fair value adjustments were recorded in other expense, net in the condensed consolidated statements of operations.

The anticipated amount the Company could pay annually under acquisition related contingent consideration arrangements is expected to be in the range of $28 million to $51 million.

15. Income Taxes

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 25.6% for the first quarter of 2020 and 35.0% for the first quarter of 2019. The decrease in the effective income tax rate was primarily driven by improved financial results and the extension of certain tax credits in 2020.

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 26.8% for the first quarter of 2020 and 30.6% for the first quarter of 2019.

The Company had uncertain tax positions, including accrued interest, of $2.6 million on March 29, 2020 and $2.5 million on December 29, 2019, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the condensed consolidated financial statements.

Prior tax years beginning in year 2002 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state taxing authorities.

16. Pension and Postretirement Benefit Obligations

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

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2020	2019
Service cost	$1,659	$1,207
Interest cost	2,760	3,063
Expected return on plan assets	(3,383)	(2,574)
Recognized net actuarial loss	1,189	901
Amortization of prior service cost	5	5
Net periodic pension cost	$2,230	$2,602

The Company did not make any contributions to the two Company-sponsored pension plans during the first quarter of 2020. Contributions to the two Company-sponsored pension plans are expected to be in the range of $7 million to $12 million for the remainder of 2020.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2020	2019
Service cost	$376	$389
Interest cost	503	693
Recognized net actuarial loss	88	196
Amortization of prior service cost	—	(324)
Net periodic postretirement benefit cost	$967	$954

17. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	March 29, 2020	December 29, 2019
Noncurrent portion of acquisition related contingent consideration	$409,274	$405,597
Accruals for executive benefit plans	125,142	141,380
Noncurrent deferred proceeds from Territory Conversion Fee	82,305	82,877
Noncurrent deferred proceeds from Legacy Facilities Credit	29,370	29,569
Other	8,957	9,143
Total other liabilities	$655,048	$668,566

18. Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public or Nonpublic	March 29, 2020	December 29, 2019
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	$255,000	$262,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	105,000	45,000
Senior notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior notes(3)	11/25/2025				(50)	(52)
Debt issuance costs					(2,361)	(2,528)
Long-term debt					$1,082,589	$1,029,920
(1)The Company intends to refinance principal payments due in the next 12 months under the term loan facility, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next 12 months were classified as noncurrent.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(3)The senior notes due in 2025 were issued at 99.975% of par.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

In 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and is not expected to be material to the condensed consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other comprehensive loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income (loss).

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of March 29, 2020. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

19. Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 7.7 million cases and 6.8 million cases of finished product from SAC in the first quarter of 2020 and the first quarter of 2019, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2020	2019
Purchases from Southeastern	$31,028	$34,326
Purchases from SAC	41,834	37,446
Total purchases from manufacturing cooperatives	$72,862	$71,772

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2024. The amount guaranteed was $14.7 million on both March 29, 2020 and December 29, 2019. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investment in SAC was identified as of March 29, 2020, and there was no impairment identified in 2019.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $35.6 million on March 29, 2020 and $35.6 million on December 29, 2019.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of March 29, 2020, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $187.3 million.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these claims and legal proceedings, management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these claims and legal proceedings.

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

20. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of AOCI(L) for the first quarter of 2020 and the first quarter of 2019 is as follows:

(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	March 29, 2020
Net pension activity:
Actuarial loss	$(93,174)	$1,189	$(293)	$(92,278)
Prior service costs	(7)	5	(1)	(3)
Net postretirement benefits activity:
Actuarial loss	(1,191)	88	(22)	(1,125)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(270)	(1,347)	332	(1,285)
Foreign currency translation adjustment	(16)	(1)	—	(17)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(115,002)	$(66)	$16	$(115,052)

(in thousands)	December 30, 2018	Pre-tax Activity	Tax Effect	March 31, 2019
Net pension activity:
Actuarial loss	$(72,690)	$901	$(222)	$(72,011)
Prior service costs	(24)	5	(1)	(20)
Net postretirement benefits activity:
Actuarial loss	(4,902)	196	(48)	(4,754)
Prior service costs	351	(324)	80	107
Foreign currency translation adjustment	—	(10)	1	(9)
Reclassification of stranded tax effects	—	—	(19,720)	(19,720)
Total AOCI(L)	$(77,265)	$768	$(19,910)	$(96,407)

A summary of the impact of AOCI(L) on certain statements of operations line items is as follows:

	First Quarter 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$334	$48	$—	$—	$382
Selling, delivery and administrative expenses	860	40	(1,347)	(1)	(448)
Subtotal pre-tax	1,194	88	(1,347)	(1)	(66)
Income tax expense (benefit)	294	22	(332)	—	(16)
Total after tax effect	$900	$66	$(1,015)	$(1)	$(50)

	First Quarter 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$263	$(67)	$—	$196
Selling, delivery and administrative expenses	643	(61)	(10)	572
Subtotal pre-tax	906	(128)	(10)	768
Income tax expense (benefit)	223	(32)	(1)	190
Total after tax effect	$683	$(96)	$(9)	$578

21. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
(in thousands)	2020	2019
Accounts receivable, trade, net	$(34,936)	$13,388
Accounts receivable from The Coca-Cola Company	5,751	(11,530)
Accounts receivable, other	939	(8,961)
Inventories	(2,698)	(10,284)
Prepaid expenses and other current assets	(4,131)	562
Accounts payable, trade	29,044	24,812
Accounts payable to The Coca-Cola Company	28,067	13,017
Other accrued liabilities	(27,263)	(52,034)
Accrued compensation	(39,347)	(29,211)
Accrued interest payable	2,264	3,227
Change in current assets less current liabilities	$(42,310)	$(57,014)

22.  Subsequent Events

In response to the rapid spread of the COVID-19 pandemic within the United States, federal, state and local governments throughout the country have imposed restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of COVID-19. Certain “stay-at-home” and “shelter-in-place” orders, the cancellation of large public gatherings such as sporting events, and the closing of numerous on-premise customer outlets, including restaurants and schools, have begun to negatively impact the Company’s financial results for the second quarter of 2020.

As government-imposed public safety restrictions are eased, the Company expects its business to improve slowly as product and package mix and channel mix become more favorable. However, the pace at which that shift will occur is unknown, as it is not clear when “stay-at-home” and “shelter-in-place” orders will be lifted, what parts of the economy will be re-opened when those orders are lifted and how quickly consumer behavior will return to more typical buying patterns after those orders are lifted. Additionally, it is unclear how many outlets will re-open after the orders are lifted, which will impact the Company’s ability to attain its pre-COVID-19 business results. Also, it is uncertain how consumer behavior will change in the long run as a result of the COVID-19 pandemic and how new consumer behavior will impact the Company’s long-term results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca-Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we,” “us” or “our”), should be read in conjunction with the condensed consolidated financial statements of the Company and the accompanying notes to the condensed consolidated financial statements.

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The condensed consolidated financial statements presented are:

•The financial position as of March 29, 2020 and December 29, 2019.
•The results of operations and comprehensive income (loss) for the 13-week periods ended March 29, 2020 (the “first quarter” of fiscal 2020 (“2020”)) and March 31, 2019 (the “first quarter” of fiscal 2019 (“2019”)).
•The changes in cash flows and equity for the first quarter of 2020 and the first quarter of 2019.

All comparisons are to the corresponding period in the prior year unless specified otherwise.

The condensed consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries, including Piedmont Coca-Cola Bottling Partnership (“Piedmont”), the Company’s only subsidiary with a significant noncontrolling interest. This noncontrolling interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca-Cola bottler in the United States. Approximately 85% of our total bottle/can sales volume to retail customers consists of products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company. Our purpose is to honor God, to serve others, to pursue excellence and to grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

We offer a range of nonalcoholic beverage products and flavors designed to meet the demands of our consumers, including both sparkling and still beverages. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca-Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

Our sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Other sales include sales to other Coca-Cola bottlers, “post-mix” products, transportation revenue and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

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

COVID-19 Impact on Customer, Teammate and Community Safety

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The Company is diligently monitoring the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its customers, teammates, suppliers and distribution network. Our business has been recognized by the United States Department of Homeland Security and state and local governments in the communities in which we operate as “essential,” as all our teammates support beverage manufacturing and distribution.

The Company has taken the following actions to protect our customers, teammates and communities, while it continues to manufacture and distribute its products:

•We have increased our sanitation protocols to sanitize equipment and common areas multiple times per day.
•We have actively promoted hygiene practices recommended by the Centers for Disease Control and Prevention, including social distancing requiring six or more feet between teammates where possible, and staggered work start and stop times and lunch breaks.
•We have restricted access to our facilities for non-essential visitors, vendors and contractors.
•We have produced and bottled thousands of containers of sanitization solution for our front-line teammates who interact with our product and customers.
•We have procured and sent hundreds of thousands of disposable gloves and masks to our teammates to use in their work.
•We have implemented work-from-home routines for teammates whose work duties permit it and are utilizing virtual technology to replace in-person meetings.
•We have offered our teammates 40 hours of supplemental sick time for non-exempt teammates to encourage our teammates to stay home if they or their family members are experiencing COVID-19 symptoms.
•We have modified our healthcare plans for COVID-19-related events to cover the costs of COVID-19 treatment to remove a barrier for our teammates to receive care if they are experiencing symptoms.
•We have vendors prepared to perform additional sanitation and deep cleaning at facilities where circumstances warrant following exposure to COVID-19.

COVID-19 Impact on Results of Operations and Financial Position

The COVID-19 pandemic and related “stay-at-home” or “shelter-in-place” orders issued by state and local governments, combined with the closing of certain types of retail outlets, including restaurants and schools, and the cancelling of large public gatherings such as sporting events are expected to have a material impact on our results of operations in the short term. While the first quarter of 2020 was favorably impacted by increased consumer purchasing activity in the last three weeks of the quarter, we expect the financial results of the second quarter of 2020 to be negatively impacted.

Our historical composition of our total bottle/can physical case volume and net sales by customer selling channel for fiscal year 2019 was as follows:

Customer Category	Volume	Net Sales
Large Retail (including grocery stores and mass merchandise outlets)	59.6%	48.7%
Small Retail (including convenience stores, drug stores and value stores)	27.7%	35.7%
On-premise (including restaurants, hospitals and schools)	12.7%	15.6%
	100.0%	100.0%

During the last three weeks of the first quarter of 2020, we experienced a shift of approximately 7% in our total bottle/can physical case volume and net sales from smaller retail store and on-premise outlets to larger retail store outlets.

Larger retail store outlets, including grocery stores and mass merchandise outlets, sell a much higher percentage of take home packages than smaller retail store or on-premise outlets. These take home packages generally carry lower revenue and gross profit per case as compared to packages sold for immediate consumption through smaller retail store and on-premise outlets. As a result, our gross profit will decline significantly as long as this shift in our business continues.

Due to the closing of restaurants, schools and amusement and recreational facilities for on-premise consumption, we have seen a significant shift in our business to date in the second quarter of 2020. However, as government-imposed public safety restrictions are eased, we expect our business to improve slowly as product and package mix and channel mix become more favorable. The pace at which that shift will occur, however, is unknown, as it is not clear when “stay-at-home” and “shelter-in-place” orders will be lifted, what parts of the economy will be re-opened when those orders are lifted and how quickly consumer behavior will return to more typical buying patterns after those orders are lifted. Additionally, it is unclear how many outlets will re-open after the orders are lifted, which will impact our ability to attain our pre-COVID-19 business results. Also, it is uncertain how consumer behavior will change in the long run as a result of the COVID-19 pandemic and how new consumer behavior will impact our long-term results.

We have not experienced any material supply chain interruptions during the COVID-19 pandemic, and we do not expect any material interruptions in the short term. We have not experienced any material distribution issues in delivering our product to retail outlets that have remained open. Our supply chain is dependent on several key raw materials, including aluminum, PET resin and high-fructose corn syrup. All of these raw materials have seen significant declines in market value, but we have not currently experienced any supply issues that would impact our results materially. Additionally, we utilize carbon dioxide (“CO2”) in the production of our carbonated beverages and, while we have not experienced a shortage of CO2 in our production processes despite some supply interruptions in the marketplace, we will continue to monitor and react as needed to the supply of this critical production input.

While we expect our operations to be negatively impacted by the COVID-19 pandemic, we are taking several cost-saving actions to offset the recent decline in our revenue. We furloughed approximately 700 employees in mid-April and expect this furlough to continue through mid-June. In addition, we have taken measures to reduce or defer operating expenses, maintaining only business-critical expenses to support business operations. Lastly, we have taken measures to reduce capital expenditures to conserve cash in this time of uncertainty.

While we expect our business results to be negatively impacted, we do not currently expect the COVID-19 pandemic to materially impact our liquidity position or access to capital in the short term. Our revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. Borrowings under the revolving credit facility as of March 29, 2020 were $105 million.

Additionally, in response to the COVID-19 pandemic, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax relief provisions and other economic stimulus measures, including the temporary suspension of certain payment requirements for the employer portion of Social Security payroll taxes and the creation of certain refundable employee retention credits. The Company expects the deferral of Social Security payroll taxes to have an approximately $30 million to $40 million positive impact on its cash flows from operations in 2020. Additionally, the Company is currently evaluating the impact of other provisions and measures within the CARES Act.

We do not expect any material impairments or adjustments to the fair value of our assets as a result of the COVID-19 pandemic. Through the normal course of business, we have assessed the collectability of our receivables and have recorded any expected losses as of March 29, 2020. These adjustments recorded to our receivables did not have a material impact on our results for the first quarter of 2020. Further, we have evaluated our goodwill, intangible assets and long-lived assets for impairment, noting no impairment to these assets as of the first quarter of 2020. We will continue to monitor the valuation of our assets and the collectability of our receivables and record any adjustments as necessary.

We have assessed the COVID-19-related circumstances around work routines, including remote work arrangements, and their impact on our internal controls over financial reporting. We do not anticipate any material impact to our control procedures that would materially affect our internal controls over financial reporting. In addition, we activated our Infectious Disease Response Plan and Incident Management Crisis Response procedures in early March and all aspects of that plan and those procedures are functioning as designed. We do not expect any material expenditures as a result of the plan’s and the procedures’ implementation.

Executive Summary for the First Quarter of 2020

Net sales grew 6.4% in the first quarter of 2020, primarily due to an increase in physical case volume of 6.1%. Physical case volume growth was strong in both Sparkling and Still categories as we introduced Coca-Cola line extensions and new products such as Coke Energy, AHA and enhanced waters. Volume growth was particularly strong in the last three weeks of the quarter as consumers prepared for COVID-19-related stay-at-home orders which shifted consumer buying patterns to take home multi-serve packages sold in larger retail stores. We estimate approximately two-thirds of our first quarter 2020 volume growth is attributable to heavy increases in demand during the last three weeks of March. Net sales from our bottle/can Sparkling beverages increased 6.0% in the first quarter of 2020, driven primarily by volume growth and price realization within this category. Net sales from our Still beverages grew 10.4% in the first quarter of 2020, related to the successful introduction of AHA, Coke Energy and continued strong BodyArmor performance.

Gross profit increased $16.0 million, or 4.1%, in the first quarter of 2020, driven by higher volumes, while gross margin decreased 70 basis points to 34.6% due to the shift in our product mix away from single-serve sales and towards take home multi-serve sales. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section below, gross profit grew $22.1 million, or 5.7%, and gross margin decreased 20 basis points. We continue to focus on price realization and margin improvement across our portfolio. However, the higher growth rates for Still products, which generally have lower gross margins than Sparkling products, continue to put pressure on our overall gross margin. We estimate the shift in consumer buying patterns in the last three weeks of the quarter impacted our gross margin by approximately 20 basis points.

Selling, delivery and administrative (“SD&A”) expenses in the first quarter of 2020 increased $3.3 million, or 0.9%. SD&A expenses as a percentage of net sales decreased 170 basis points in the first quarter of 2020. Adjusted SD&A expenses in the first quarter of 2020 increased $6.1 million, or 1.7%. The substantial improvement in SD&A expenses as a percentage of net sales relates to our ability to leverage our operating model during such a period of strong revenue growth along with diligent management of our variable operating expenses.

Income from operations in the first quarter of 2020 was $32.8 million, compared to $20.2 million in the first quarter of 2019, an increase of 62.9%. Adjusted income from operations in the first quarter of 2020 was $36.8 million, an increase of 77.3%.

Net income in the first quarter of 2020 was $14.7 million, compared to a net loss of $6.8 million in the first quarter of 2019, an improvement of $21.5 million.

Cash flows provided by operations for the first quarter of 2020 were $32.3 million, compared to $5.6 million for the first quarter of 2019. Improved cash generation continues to be a key management focus area as we continue to work to improve our profitability and further strengthen our balance sheet.

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

Supply Chain Optimization: In October 2017, we completed a multi-year series of transactions through which we acquired and exchanged distribution territories and manufacturing facilities (the “System Transformation”). We are focused on optimizing our supply chain as we continue to integrate the acquired territories and facilities into our operations. We are in the process of integrating our Memphis, Tennessee production center with our West Memphis, Arkansas operations, which is expected to greatly expand our West Memphis production capabilities and to reduce our overall production costs. We will continue to look for opportunities to invest in our supply chain to optimize our costs.

Cash Flow Generation: Cash flow generation continues to be a key focus area for us. We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and to focus on strengthening our balance sheet.

Results of Operations

First Quarter Results

The Company’s results of operations for the first quarter of 2020 and the first quarter of 2019 are summarized in the table below and discussed in the following paragraphs.

	First Quarter
(in thousands)	2020	2019	Change
Net sales	$1,173,021	$1,102,912	$70,109
Cost of sales	767,726	713,604	54,122
Gross profit	405,295	389,308	15,987
Selling, delivery and administrative expenses	372,474	369,154	3,320
Income from operations	32,821	20,154	12,667
Interest expense, net	9,561	12,886	(3,325)
Other expense, net	2,298	15,851	(13,553)
Income (loss) before income taxes	20,962	(8,583)	29,545
Income tax expense (benefit)	5,361	(3,005)	8,366
Net income (loss)	15,601	(5,578)	21,179
Less: Net income attributable to noncontrolling interest	939	1,253	(314)
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$14,662	$(6,831)	$21,493
Other comprehensive income (loss), net of tax	(50)	578	(628)
Comprehensive income (loss) attributable to Coca-Cola Consolidated, Inc.	$14,612	$(6,253)	$20,865

Items Impacting Operations and Financial Condition

First Quarter 2020

•$3.9 million in pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program.
•$0.7 million recorded in other expense, net as a result of an increase in the fair value of the Company’s acquisition related contingent consideration liability.
•$0.1 million of net expense related to the impairment and accelerated deprecation of property, plant and equipment as the Company continues to optimize efficiency.

First Quarter 2019

•$14.0 million recorded in other expense, net as a result of an increase in the fair value of the Company’s acquisition related contingent consideration liability;
•$6.6 million in pre-tax favorable mark-to-market adjustments related to the Company’s commodity hedging program; and
•$4.7 million of expenses related to the System Transformation, the majority of which were information technology-related costs.
•$2.5 million of expenses due to an increase in the capitalization thresholds on certain low-cost, short-lived assets.

Net Sales

Net sales increased $70.1 million, or 6.4%, to $1.17 billion in the first quarter of 2020, as compared to $1.10 billion in the first quarter of 2019. The increase in net sales was primarily attributable to the following (in millions):

First Quarter 2020	Attributable to:
$53.8	Increase in net sales related to increased sales volume
12.9	Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
3.6	Increase in sales volume to other Coca-Cola bottlers
(0.2)	Other
$70.1	Total increase in net sales

Net sales by product category were as follows:

	First Quarter
(in thousands)	2020	2019	% Change
Bottle/can sales:
Sparkling beverages	$631,113	$595,390	6.0%
Still beverages	373,278	338,059	10.4%
Total bottle/can sales	1,004,391	933,449	7.6%

Other sales:
Sales to other Coca-Cola bottlers	85,239	81,673	4.4%
Post-mix and other	83,391	87,790	(5.0)%
Total other sales	168,630	169,463	(0.5)%

Total net sales	$1,173,021	$1,102,912	6.4%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	First Quarter		Bottle/Can Sales
Product Category	2020	2019	Volume % Change
Sparkling beverages	70.7%	72.5%	3.4%
Still beverages	29.3%	27.5%	13.2%
Total bottle/can sales volume	100.0%	100.0%	6.1%

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2020	2019
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	20%
The Kroger Company	13%	12%
Total approximate percent of the Company’s total bottle/can sales volume	33%	32%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	9%	9%
Total approximate percent of the Company’s total net sales	23%	23%

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished goods from manufacturing facilities to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $54.1 million, or 7.6%, to $767.7 million in the first quarter of 2020, as compared to $713.6 million in the first quarter of 2019. The increase in cost of sales was primarily attributable to the following (in millions):

First Quarter 2020	Attributable to:
$35.2	Increase in cost of sales related to increased sales volume
5.9	Increase in cost of sales primarily related to, in order of magnitude, the change in product mix to meet consumer preferences and an increase in concentrate costs, partially offset by lower fuel prices
3.6	Increase in costs related to increased volume of freight services provided to external customers (other than nonalcoholic beverages)
3.3	Increase in sales volume to other Coca-Cola bottlers
6.1	Other
$54.1	Total increase in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $30.3 million in the first quarter of 2020, as compared to $31.3 million in the first quarter of 2019.

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

SD&A expenses increased by $3.3 million, or 0.9%, to $372.5 million in the first quarter of 2020, as compared to $369.2 million in the first quarter of 2019. SD&A expenses as a percentage of net sales decreased to 31.8% in the first quarter of 2020 from 33.5% in the first quarter of 2019. The increase in SD&A expenses was primarily attributable to the following (in millions):

First Quarter 2020	Attributable to:
$(4.7)	Decrease in System Transformation transaction expenses
4.3	Increase in payroll costs and employee benefits including bonuses and incentives
3.7	Other
$3.3	Total increase in SD&A expenses

The Company has three primary delivery systems: (i) bulk delivery for large supermarkets, mass merchandisers and club stores, (ii) advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premise accounts and (iii) full-service delivery for its full-service vending customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, totaled $160.1 million in the first quarter of 2020 and $148.9 million in the first quarter of 2019.

Interest Expense, Net

Interest expense, net decreased $3.3 million, or 25.8%, to $9.6 million in the first quarter of 2020, as compared to $12.9 million in the first quarter of 2019. The decrease was primarily a result of lower average debt balances and lower average interest rates.

Other Expense, Net

A summary of other expense, net is as follows:

	First Quarter
(in thousands)	2020	2019
Increase in the fair value of the acquisition related contingent consideration liability	$712	$14,046
Non-service cost component of net periodic benefit cost	1,586	1,961
Other	—	(156)
Total other expense, net	$2,298	$15,851

Each reporting period, the Company adjusts its contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Company’s comprehensive beverage agreement, which extend through the life of the applicable distribution assets, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and projections of future cash flows. The life of these distribution assets is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

The increase in the fair value of the acquisition related contingent consideration liability during the first quarter of 2020 was primarily driven by updates to future cash flow projections, partially offset by an increase in the discount rate used to calculate the fair values. The increase in the fair value of the acquisition related contingent consideration liability during the first quarter of 2019 was primarily driven by a decrease in the discount rate used to calculate the fair values.

Income Tax Expense (Benefit)

The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes, was 25.6% for the first quarter of 2020 and 35.0% for the first quarter of 2019. The decrease in the effective income tax rate was primarily driven by improved financial results and the extension of certain tax credits in 2020. The Company’s effective income tax rate, calculated by dividing income tax expense (benefit) by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 26.8% for the first quarter of 2020 and 30.6% for the first quarter of 2019.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $0.9 million in the first quarter of 2020 and $1.3 million in the first quarter of 2019, each related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income, net of tax was $0.1 million in the first quarter of 2020 and other comprehensive loss, net of tax was $0.6 million in the first quarter of 2019.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM.

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated revenues and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2020	2019
Net sales:
Nonalcoholic Beverages	$1,142,581	$1,072,227
All Other	81,301	87,915
Eliminations(1)	(50,861)	(57,230)
Consolidated net sales	$1,173,021	$1,102,912

Income from operations:
Nonalcoholic Beverages	$35,617	$14,641
All Other	(2,796)	5,513
Consolidated income from operations	$32,821	$20,154

Depreciation and amortization:
Nonalcoholic Beverages	$40,758	$43,351
All Other	2,801	2,421
Consolidated depreciation and amortization	$43,559	$45,772

(1)The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

Adjusted Non-GAAP Results

The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, management believes that certain non-GAAP financial measures provide users with additional meaningful financial information that should be considered when assessing the Company’s ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance.

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	First Quarter 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$405,295	$372,474	$32,821	$20,962	$14,662	$1.56
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	712	535	0.06
Fair value adjustments for commodity hedges(2)	1,536	(2,329)	3,865	3,865	2,906	0.31
Supply chain optimization and consolidation(3)	648	571	77	77	58	0.01
Other tax adjustments(4)	—	—	—	—	(171)	(0.02)
Total reconciling items	2,184	(1,758)	3,942	4,654	3,328	0.36
Adjusted results (non-GAAP)	$407,479	$370,716	$36,763	$25,616	$17,990	$1.92

	First Quarter 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income (loss) before income taxes	Net income (loss)	Basic net income (loss) per share
Reported results (GAAP)	$389,308	$369,154	$20,154	$(8,583)	$(6,831)	$(0.73)
System Transformation transaction expenses(5)	—	(4,730)	4,730	4,730	3,557	0.38
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	14,046	10,563	1.13
Fair value adjustments for commodity hedges(2)	(3,905)	2,715	(6,620)	(6,620)	(4,978)	(0.53)
Capitalization threshold change for certain assets(6)	—	(2,476)	2,476	2,476	1,862	0.20
Other tax adjustments(4)	—	—	—	—	(845)	(0.09)
Total reconciling items	(3,905)	(4,491)	586	14,632	10,159	1.09
Adjusted results (non-GAAP)	$385,403	$364,663	$20,740	$6,049	$3,328	$0.36

Following is an explanation of non-GAAP adjustments:

(1)This noncash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and projections of future cash flows of distribution territories subject to sub-bottling fees.

(2)The Company enters into derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity risk. The Company accounts for its commodity hedges on a mark-to-market basis.

(3)Adjustment reflects expenses within the Nonalcoholic Beverages segment related to the impairment and accelerated depreciation of property, plant and equipment as the Company continues to optimize efficiency opportunities across its business.

(4)Adjustment reflects the impact from the reconciling items to reported results on the annualized adjusted effective income tax rate.

(5)Adjustment reflects expenses incurred during 2019 related to the System Transformation transactions, which primarily includes information technology system conversions.

(6)Adjustment reflects the change of increasing the capitalization threshold during 2019 of certain low-cost, short-lived assets.

Financial Condition

Total assets were $3.20 billion on March 29, 2020, which was an increase of $68.8 million from December 29, 2019. Net working capital, defined as current assets less current liabilities, was $295.5 million on March 29, 2020, which was an increase of $87.4 million from December 29, 2019.

Significant changes in net working capital on March 29, 2020 from December 29, 2019 were as follows:

•An increase in cash and cash equivalents of $38.1 million as a result of increased net borrowings under our revolving credit facility.
•An increase in accounts receivable, trade of $37.3 million and a decrease in accounts receivable from The Coca-Cola Company of $5.8 million, both primarily as a result of the timing of cash receipts.
•An increase in accounts payable, trade of $22.2 million and an increase in accounts payable to The Coca-Cola Company of $28.1 million, both primarily as a result of the timing of cash payments.
•A decrease in other accrued compensation of $39.3 million primarily as a result of the timing of bonus and incentive payments in the first quarter of 2020.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or sources of capital. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The Company’s total debt as of March 29, 2020 and December 29, 2019 was as follows:

(in thousands)	Maturity Date	March 29, 2020	December 29, 2019
Term loan facility(1)	6/7/2021	$255,000	$262,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	105,000	45,000
Senior notes and unamortized discount on senior notes(2)	11/25/2025	349,950	349,948
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(2,361)	(2,528)
Long-term debt		$1,082,589	$1,029,920

(1)The Company intends to refinance principal payments due in the next 12 months under the term loan facility, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt. As such, any amounts due in the next 12 months were classified as noncurrent.
(2)The senior notes due in 2025 were issued at 99.975% of par.

The Company’s term loan facility matures on June 7, 2021. The original aggregate principal amount borrowed by the Company under the facility was $300 million and repayment of principal amounts outstanding began in 2018. The Company may request additional term loans under the term loan facility, provided the Company’s aggregate borrowings under the facility do not exceed $500 million.

In 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and is not expected to be material to the condensed consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other comprehensive loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income (loss).

As discussed below under “Cash Flows From Financing Activities,” in the first quarter of 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company. As of March 29, 2020, the Company had outstanding borrowings of $105.0 million under the revolving credit facility, and, therefore, had $395.0 million borrowing capacity available.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of March 29, 2020. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. During the first quarter of 2020, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to stable from negative. Moody’s rating outlook for the Company is stable. As of March 29, 2020, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of March 29, 2020, interest expense for the next 12 months would increase by approximately $2.6 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were noncash, and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2020	2019
Beginning balance - Level 3 liability	$446,684	$382,898
Payments of acquisition related contingent consideration	(10,452)	(6,237)
Reclassification to current payables	150	2,300
Increase in fair value	712	14,046
Ending balance - Level 3 liability	$437,094	$393,007

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2020	2019
Cash Sources:
Borrowings under revolving credit facility	$185,000	$131,339
Net cash provided by operating activities(1)	32,289	5,596
Proceeds from the sale of property, plant and equipment	1,658	681
Total cash sources	$218,947	$137,616

Cash Uses:
Payments on revolving credit facility	$125,000	$82,339
Payments on term loan facility	7,500	15,000
Additions to property, plant and equipment	33,093	29,315
Payments of acquisition related contingent consideration	10,452	6,237
Cash dividends paid	2,344	2,339
Payments on financing lease obligations	1,485	2,114
Other distribution agreements	—	4,654
Other	939	669
Total cash uses	$180,813	$142,667
Net increase (decrease) in cash during period	$38,134	$(5,051)

(1)Net cash provided by operating activities in the first quarter of 2020 included net income tax payments of $2.0 million and net cash provided by operating activities in the first quarter of 2019 included a net refund of income tax payments of $1.0 million.

Cash Flows From Operating Activities

During the first quarter of 2020, cash provided by operating activities was $32.3 million, which was an increase of $26.7 million as compared to the first quarter of 2019. The increase was primarily a result of improved financial results during the first quarter of 2020 as compared to the first quarter of 2019.

Cash Flows From Investing Activities

During the first quarter of 2020, cash used in investing activities was $32.3 million, which was a decrease of $1.4 million as compared to the first quarter of 2019.

Additions to property, plant and equipment were $33.1 million during the first quarter of 2020. As of March 29, 2020, $6.7 million of additions to property, plant and equipment were accrued in accounts payable, trade.

Additions to property, plant and equipment were $29.3 million during the first quarter of 2019. As of March 31, 2019, $5.4 million of additions to property, plant and equipment were accrued in accounts payable, trade.

Cash Flows From Financing Activities

During the first quarter of 2020, cash provided by financing activities was $38.2 million, which was an increase of $15.0 million as compared to the first quarter of 2019. The change was primarily driven by an increase in net borrowings under our revolving credit facility to increase cash on hand in response to the COVID-19 pandemic.

The Company had cash payments for acquisition related contingent consideration of $10.5 million during the first quarter of 2020 and $6.2 million during the first quarter of 2019. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $28 million to $51 million.

In the first quarter of 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife and certain of its affiliates pursuant to a Note Purchase and Private Shelf Agreement, dated January 23, 2019, between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

Critical Accounting Policies

See Note 1, Note 3 and Note 9 to the condensed consolidated financial statements for information on the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca-Cola bottlers and each has equal voting rights. As of March 29, 2020, the Company had guaranteed $14.7 million of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 19 to the condensed consolidated financial statements for additional information.

Hedging Activities

The Company uses derivative financial instruments to manage its exposure to movements in certain commodity prices. Fees paid by the Company for derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses.

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

	First Quarter
(in thousands)	2020	2019
Increase (decrease) in cost of sales	$2,214	$(1,989)
Increase (decrease) in SD&A expenses	2,776	(2,373)
Net impact	$4,990	$(4,362)

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, SD&A expenses, gross profit, income tax rates, earnings per diluted share, dividends, pension plan contributions and estimated acquisition related contingent consideration payments; statements regarding the outcome or impact of certain recent accounting pronouncements and pending or threatened litigation; or statements regarding the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations or cash flows.

These forward-looking statements may be identified by the use of the words “will,” “may,” “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” “could,” and other similar terms and expressions. Various factors, risks and uncertainties may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, risks and uncertainties that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2019 and in “Item 1A. Risk Factors” of this report and elsewhere herein, including, without limitation, the factors described under “Critical Accounting Policies” in Note 1 to the condensed consolidated financial statements, or in other filings or statements made by the Company. All of the forward-looking statements in this report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of March 29, 2020, interest expense for the next 12 months would increase by approximately $2.6 million. This amount was determined by calculating the effect of the hypothetical interest rate on the unhedged portion of the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Company’s comprehensive beverage agreement. As a result, any changes in the underlying risk-free interest rate will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of noncash expense (or income) recorded each reporting period.

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $57.1 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2020.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these claims and legal proceedings, management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these claims and legal proceedings.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for 2019.

The COVID-19 pandemic and other pandemic outbreaks in the future could materially adversely affect our business, financial condition, results of operations or cash flows.

The COVID-19 pandemic has had a significant impact on our business and results of operations, as government-imposed restrictions on social and commercial activity to promote social distancing have caused significant changes to consumer purchasing behavior. Governmental and societal impositions of restrictions on public gatherings have had, and we expect will continue to have, adverse effects on our business, including, but not limited to, the following:

•Due to the closing of restaurants, schools and amusement and recreational facilities, we have seen a decrease in on-premise consumption and sales to date in the second quarter of 2020. This negative trend is likely to continue throughout the second quarter of 2020, and, if the COVID-19 pandemic continues or intensifies, its negative impacts on our sales could be more prolonged and may become more severe. While since the outbreak we have experienced increased sales in our larger retail customer outlets from pantry loading as consumers stock up on certain of our products with the expectation of spending more time at home during the crisis, such increased sales levels may not continue in the longer term and will not offset the pressure we are experiencing in our on-premise customer outlets.

•Consumer demand has shifted away from some of our more profitable products sold for immediate consumption through smaller retail store and on-premise outlets to lower margin, take home products sold in larger retail store outlets, including grocery stores and mass merchandise outlets. We expect this shift in consumer purchasing patterns is likely to continue while shelter-in-place and social distancing behaviors are mandated or encouraged, and possibly for a period of time thereafter. As a result, our profitability could decline significantly if this shift in our business continues.

•Deteriorating economic conditions in our territory affected by the COVID-19 pandemic, such as increasing unemployment, decreasing disposable income, declining consumer confidence, or economic slowdowns or recessions, could cause a further decrease in demand for our products.

•Disruptions in our concentrate suppliers’ production and distribution operations could increase concentrate costs and may create delays in delivery of concentrate, which could adversely impact our ability to manufacture and distribute certain of our products to our customers. Further, disruptions in supply chains could place constraints on our ability to procure beverage containers, such as plastic bottles and cans, which could increase our packaging costs.

•We may be required to write off obsolete inventory, accounts receivable, and balances of advanced funding provided to customers that permanently close as a result of the COVID-19 pandemic’s damaging impacts on their respective businesses.

•The current uncertain credit market conditions and their actual or perceived effects on our financial condition and results of operations, along with the current unfavorable economic environment in the United States, may increase the likelihood that one or more of the major independent credit agencies will downgrade our credit ratings, which could have a negative effect on our borrowing costs and our ability to access bank and capital markets.

•Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations or cash flows.

•We rely on third-party service providers and business partners, such as cloud data storage and other information technology service providers, suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with our agreed-upon terms.

•As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees, including most employees based at our corporate headquarters in Charlotte, North Carolina, to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote-work policy remains in place.

•Actions we have taken or may take, or decisions we have made or may make, because of the COVID-19 pandemic may result in legal claims or litigation against us.

•The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our consumers, customers, suppliers or third-party service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business, financial condition, results of operations or cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for 2019. The full extent to which the COVID-19 pandemic will negatively affect our business, results of operations, financial condition or cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Future pandemics may also pose risks similar to or more severe than the risks associated with the COVID-19 pandemic, which are impossible to predict at this time.

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10.1	Lease Agreement, dated December 30, 2019, by and between the Company and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020 (File No. 0-9286).
10.2*	Consulting Agreement, dated as of March 3, 2020, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2020 (File No. 0-9286).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
(*)Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: May 5, 2020	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: May 5, 2020	By:	/s/ William J. Billiard
William J. Billiard Senior Vice President and Chief Accounting Officer (Principal Accounting Officer of the Registrant)