Form 10-Q
period 2020-06-28
Coca-Cola Consolidated, Inc.
filed 2020-08-04
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of July 26, 2020, there were 7,141,447 shares of the registrant’s Common Stock, $1.00 par value, and 2,232,242 shares of the registrant’s Class B Common Stock, $1.00 par value, outstanding.

COCA-COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2020

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2020	2019	2020	2019
Net sales	$1,227,215	$1,273,659	$2,400,236	$2,376,571
Cost of sales	797,914	837,880	1,565,640	1,551,484
Gross profit	429,301	435,779	834,596	825,087
Selling, delivery and administrative expenses	346,183	368,565	718,657	737,719
Income from operations	83,118	67,214	115,939	87,368
Interest expense, net	9,184	11,995	18,745	24,881
Other expense, net	16,134	31,181	18,432	47,032
Income before income taxes	57,800	24,038	78,762	15,455
Income tax expense	15,187	7,182	20,548	4,177
Net income	42,613	16,856	58,214	11,278
Less: Net income attributable to noncontrolling interest	3,044	1,486	3,983	2,739
Net income attributable to Coca-Cola Consolidated, Inc.	$39,569	$15,370	$54,231	$8,539

Basic net income per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$4.23	$1.64	$5.79	$0.91
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$4.23	$1.64	$5.79	$0.91
Weighted average number of Class B Common Stock shares outstanding	2,232	2,232	2,232	2,225

Diluted net income per share based on net income attributable to Coca-Cola Consolidated, Inc.:
Common Stock	$4.19	$1.64	$5.74	$0.91
Weighted average number of Common Stock shares outstanding – assuming dilution	9,440	9,421	9,440	9,415

Class B Common Stock	$4.18	$1.63	$5.73	$0.90
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,299	2,280	2,299	2,274

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.50	$0.50
Class B Common Stock	$0.25	$0.25	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Net income	$42,613	$16,856	$58,214	$11,278

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	897	679	1,793	1,358
Prior service benefits	3	5	7	9
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	66	147	132	295
Prior service costs	—	(243)	—	(487)
Interest rate swap	2	—	(1,013)	—
Foreign currency translation adjustment	3	5	2	(4)
Other comprehensive income, net of tax	971	593	921	1,171

Comprehensive income	43,584	17,449	59,135	12,449
Less: Comprehensive income attributable to noncontrolling interest	3,044	1,486	3,983	2,739
Comprehensive income attributable to Coca-Cola Consolidated, Inc.	$40,540	$15,963	$55,152	$9,710

See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 28, 2020	December 29, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$77,550	$9,614
Accounts receivable, trade	471,962	433,552
Allowance for doubtful accounts	(21,244)	(13,782)
Accounts receivable from The Coca-Cola Company	48,092	62,411
Accounts receivable, other	40,453	43,094
Inventories	211,128	225,926
Prepaid expenses and other current assets	72,170	69,461
Total current assets	900,111	830,276
Property, plant and equipment, net	985,178	997,403
Right-of-use assets - operating leases	134,315	111,376
Leased property under financing leases, net	11,573	17,960
Other assets	109,822	113,269
Goodwill	165,903	165,903
Distribution agreements, net	863,954	876,096
Customer lists and other identifiable intangible assets, net	13,724	14,643
Total assets	$3,184,580	$3,126,926

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$17,602	$15,024
Current portion of obligations under financing leases	4,070	9,403
Accounts payable, trade	216,138	187,476
Accounts payable to The Coca-Cola Company	139,780	108,699
Other accrued liabilities	190,018	208,834
Accrued compensation	62,168	87,813
Accrued interest payable	4,454	4,946
Total current liabilities	634,230	622,195
Deferred income taxes	147,101	125,130
Pension and postretirement benefit obligations	117,839	114,831
Other liabilities	674,669	668,566
Noncurrent portion of obligations under operating leases	122,053	97,765
Noncurrent portion of obligations under financing leases	12,949	17,403
Long-term debt	970,174	1,029,920
Total liabilities	2,679,015	2,675,810
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 shares issued	2,860	2,860
Capital in excess of par value	128,983	128,983
Retained earnings	430,706	381,161
Accumulated other comprehensive loss	(114,081)	(115,002)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca-Cola Consolidated, Inc.	397,418	346,952
Noncontrolling interest	108,147	104,164
Total equity	505,565	451,116
Total liabilities and equity	$3,184,580	$3,126,926
See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Half
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$58,214	$11,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	74,878	79,316
Amortization of intangible assets and deferred proceeds, net	11,518	11,512
Fair value adjustment of acquisition related contingent consideration	15,260	43,268
Loss on sale of property, plant and equipment	1,416	4,324
Deferred income taxes	21,670	4,017
Impairment of property, plant and equipment	1,350	1,155
Stock compensation expense	—	2,045
Amortization of debt costs	494	752
Change in current assets less current liabilities	20,935	(78,842)
Change in other noncurrent assets	13,420	5,228
Change in other noncurrent liabilities	9,848	4,071
Other	—	462
Total adjustments	170,789	77,308
Net cash provided by operating activities	$229,003	$88,586

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(72,886)	$(57,581)
Other distribution agreements	—	(4,654)
Investment in CONA Services LLC	(1,582)	(486)
Proceeds from the sale of property, plant and equipment	1,764	823
Net cash used in investing activities	$(72,704)	$(61,898)

Cash Flows from Financing Activities:
Payments on revolving credit facility	$(280,000)	$(186,339)
Borrowings under revolving credit facility	235,000	206,339
Payments on term loan facility and senior notes	(15,000)	(132,500)
Proceeds from issuance of senior notes	—	100,000
Payments of acquisition related contingent consideration	(20,531)	(12,836)
Cash dividends paid	(4,686)	(4,682)
Payments on financing lease obligations	(3,001)	(4,261)
Debt issuance fees	(145)	(265)
Net cash used in financing activities	$(88,363)	$(34,544)

Net increase (decrease) in cash during period	$67,936	$(7,856)
Cash at beginning of period	9,614	13,548
Cash at end of period	$77,550	$5,692

Significant non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$32,224	$21,220
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	11,900	10,292
Issuance of Class B Common Stock in connection with stock award	—	4,776

See accompanying notes to condensed consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income	—	—	—	8,539	—	—	—	8,539	2,739	11,278
Other comprehensive income, net of tax	—	—	—	—	1,171	—	—	1,171	—	1,171
Cash dividends paid:
Common Stock ($0.50 per share)	—	—	—	(3,570)	—	—	—	(3,570)	—	(3,570)
Class B Common Stock ($0.50 per share)	—	—	—	(1,112)	—	—	—	(1,112)	—	(1,112)
Issuance of 19,224 shares of Class B Common Stock	—	21	4,755	—	—	—	—	4,776	—	4,776
Reclassification of stranded tax effects	—	—	—	19,720	(19,720)	—	—	—	—	—
Balance on June 30, 2019	$10,204	$2,860	$128,983	$383,012	$(95,814)	$(60,845)	$(409)	$367,991	$99,718	$467,709

Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	54,231	—	—	—	54,231	3,983	58,214
Other comprehensive loss, net of tax	—	—	—	—	921	—	—	921	—	921
Cash dividends paid:
Common Stock ($0.50 per share)	—	—	—	(3,571)	—	—	—	(3,571)	—	(3,571)
Class B Common Stock ($0.50 per share)	—	—	—	(1,115)	—	—	—	(1,115)	—	(1,115)
Balance on June 28, 2020	$10,204	$2,860	$128,983	$430,706	$(114,081)	$(60,845)	$(409)	$397,418	$108,147	$505,565

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Critical Accounting Policies and Recent Accounting Pronouncements

The condensed consolidated financial statements include the accounts of Coca-Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•The financial position as of June 28, 2020 and December 29, 2019.
•The results of operations and comprehensive income for the 13-week periods ended June 28, 2020 (the “second quarter” of fiscal 2020 (“2020”)) and June 30, 2019 (the “second quarter” of fiscal 2019 (“2019”)), and the 26-week periods ended June 28, 2020 (the “first half” of 2020) and June 30, 2019 (the “first half” of 2019).
•The changes in cash flows and equity for the first half of 2020 and the first half of 2019.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements in Accounting Standards Codification Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in the first quarter of 2020. See Note 14 for additional information.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Sub-topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which is effective for fiscal years ending after December 15, 2020. Under this guidance, disclosures will be removed for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates. Additional disclosures will include the weighted average interest crediting rate for plans with promised crediting interest rates and an explanation of the reasons for significant gains and losses related to the benefit obligation for the period.

2. Related Party Transactions

The Coca-Cola Company

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

J. Frank Harrison, III, the Chairman of the Board of Directors and Chief Executive Officer of the Company, together with the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr., control shares representing approximately 86% of the total voting power of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis. As of June 28, 2020, The Coca-Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca-Cola Company holds the number of shares of the Company’s Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca-Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$264,595	$344,841	$549,515	$611,484
Customer marketing programs	32,400	39,221	65,391	72,513
Cold drink equipment parts	4,039	7,067	10,380	14,049
Brand investment programs	3,988	3,473	7,250	6,593

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$15,449	$26,311	$36,995	$49,023
Fountain delivery and equipment repair fees	6,345	9,885	15,435	20,634
Presence marketing funding support on the Company’s behalf	4,145	4,502	5,880	4,937
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	1,161	1,351	2,318	2,350

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

Coca-Cola Refreshments USA, Inc. (“CCR”)

The Company, The Coca-Cola Company and CCR, a wholly owned subsidiary of The Coca-Cola Company, entered into a comprehensive beverage agreement on March 31, 2017 (as amended, the “CBA”). Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca-Cola Company and related products in certain distribution territories the Company acquired from CCR. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands.

Sub-bottling payments to CCR were $20.5 million during the first half of 2020 and $12.8 million during the first half of 2019. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments to CCR:

(in thousands)	June 28, 2020	December 29, 2019
Current portion of acquisition related contingent consideration	$34,388	$41,087
Noncurrent portion of acquisition related contingent consideration	406,725	405,597
Total acquisition related contingent consideration	$441,113	$446,684

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

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $22.6 million as of June 28, 2020 and $23.2 million as of December 29, 2019.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca-Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.0 million as of June 28, 2020 and $8.2 million as of December 29, 2019.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were classified as a reduction to cost of sales in the condensed consolidated statements of operations, were $4.7 million in the first half of 2020 and $4.5 million in the first half of 2019.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $12.4 million on June 28, 2020 and $10.0 million on December 29, 2019, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $1.6 million in the first half of 2020 and $1.0 million in the first half of 2019, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca-Cola Company and certain other Coca-Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $11.3 million as of June 28, 2020 and $10.5 million as of December 29, 2019.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca-Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $11.6 million in the first half of 2020 and $11.5 million in the first half of 2019.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation (“Beacon”), of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is the majority stockholder and Morgan H. Everett, Vice Chair of the Companys Board of Directors, is a minority stockholder. During the first quarter of 2020, the Company entered into a new lease agreement, effective January 1, 2020, with Beacon to continue to lease its corporate facilities. The new lease expires on December 31, 2029. The principal balance outstanding under the new lease was $31.8 million on June 28, 2020 and the principal balance outstanding under the previous lease, which was replaced by the new lease, was $6.8 million on December 29, 2019. See Note 9 for additional information.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One (“HLP”), which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The principal balance outstanding under this lease was $2.2 million on June 28, 2020 and $4.3 million on December 29, 2019. Subsequent to quarter end, the Company entered into an amendment to this lease, effective June 30, 2020, with HLP to continue to lease its production facility in Charlotte, North Carolina. The amendment extended the term of the original lease agreement by 15 years from December 31, 2020 through December 31, 2035. This lease will continue to be classified as a financing lease and the additional lease liability associated with this lease commitment is $60.1 million.

A summary of rental payments related to these leases is as follows:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Company headquarters	$826	$1,151	$1,652	$2,261
Snyder Production Center	1,113	1,081	2,226	2,161

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in SD&A expenses in the condensed consolidated statements of operations, was $4.3 million in the first half of 2020 and $6.7 million in the first half of 2019.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca-Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in the first half of 2020 and approximately 96% of the Company’s net sales in the first half of 2019. Substantially all of the Company’s revenue is recognized at a point in time and is included in the Nonalcoholic Beverages segment.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,188,485	$1,227,977	$2,320,960	$2,288,248
Total point in time net sales	$1,188,485	$1,227,977	$2,320,960	$2,288,248

Over time net sales:
Nonalcoholic Beverages - over time	$7,039	$10,908	$17,145	$22,864
All Other - over time	31,691	34,774	62,131	65,459
Total over time net sales	$38,730	$45,682	$79,276	$88,323

Total net sales	$1,227,215	$1,273,659	$2,400,236	$2,376,571

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. The Company’s reserve for customer returns, which was classified as allowance for doubtful accounts in the condensed consolidated balance sheets, was $3.6 million as of both June 28, 2020 and December 29, 2019. Returned product is recognized as a reduction to net sales.

The Company recognizes an allowance for credit losses related to its accounts receivable to present the net amount expected to be collected at the balance sheet date. The Company estimates this allowance based on historical data such as days' sales outstanding trends, previous write-offs of balances, and monthly reviews of aged trial balances, among others. Accounts receivable balances are written off when deemed uncollectible and are recognized as a deduction from the allowance for credit losses. Expected recoveries, not to exceed the amount previously written off, are considered in determining the reserve balance at the balance sheet date. Below is a summary of activity for the allowance for credit losses as of the end of the first half of 2020:

(in thousands)	Allowance for Credit Losses to Accounts Receivable
Balance at December 29, 2019	$10,232
Additions charged to costs and expenses	9,376
Write-offs, net of recoveries	(1,914)
Balance at June 28, 2020	$17,694

The additions to the allowance for credit losses for the first half of 2020 include a $5.0 million adjustment to address the COVID-19-related collectability risk primarily for our on-premise customers.

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Net sales:
Nonalcoholic Beverages	$1,195,524	$1,238,885	$2,338,105	$2,311,112
All Other	80,329	94,942	161,630	182,857
Eliminations(1)	(48,638)	(60,168)	(99,499)	(117,398)
Consolidated net sales	$1,227,215	$1,273,659	$2,400,236	$2,376,571

Income from operations:
Nonalcoholic Beverages	$83,907	$57,724	$119,524	$72,365
All Other	(789)	9,490	(3,585)	15,003
Consolidated income from operations	$83,118	$67,214	$115,939	$87,368

Depreciation and amortization:
Nonalcoholic Beverages	$39,909	$42,568	$80,667	$85,919
All Other	2,928	2,488	5,729	4,909
Consolidated depreciation and amortization	$42,837	$45,056	$86,396	$90,828

(1)The entire net sales elimination for each period presented represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2020	2019	2020	2019

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Consolidated, Inc.	$39,569	$15,370	$54,231	$8,539
Less dividends:
Common Stock	1,785	1,785	3,571	3,570
Class B Common Stock	557	558	1,115	1,112
Total undistributed earnings	$37,227	$13,027	$49,545	$3,857

Common Stock undistributed earnings – basic	$28,362	$9,925	$37,747	$2,941
Class B Common Stock undistributed earnings – basic	8,865	3,102	11,798	916
Total undistributed earnings – basic	$37,227	$13,027	$49,545	$3,857

Common Stock undistributed earnings – diluted	$28,161	$9,874	$37,479	$2,925
Class B Common Stock undistributed earnings – diluted	9,066	3,153	12,066	932
Total undistributed earnings – diluted	$37,227	$13,027	$49,545	$3,857

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,570
Common Stock undistributed earnings – basic	28,362	9,925	37,747	2,941
Numerator for basic net income per Common Stock share	$30,147	$11,710	$41,318	$6,511

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$557	$558	$1,115	$1,112
Class B Common Stock undistributed earnings – basic	8,865	3,102	11,798	916
Numerator for basic net income per Class B Common Stock share	$9,422	$3,660	$12,913	$2,028

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,570
Dividends on Class B Common Stock assumed converted to Common Stock	557	558	1,115	1,112
Common Stock undistributed earnings – diluted	37,227	13,027	49,545	3,857
Numerator for diluted net income per Common Stock share	$39,569	$15,370	$54,231	$8,539

	Second Quarter		First Half
(in thousands, except per share data)	2020	2019	2020	2019

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$557	$558	$1,115	$1,112
Class B Common Stock undistributed earnings – diluted	9,066	3,153	12,066	932
Numerator for diluted net income per Class B Common Stock share	$9,623	$3,711	$13,181	$2,044
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,232	2,232	2,225

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,440	9,421	9,440	9,415
Class B Common Stock weighted average shares outstanding – diluted	2,299	2,280	2,299	2,274

Basic net income per share:
Common Stock	$4.23	$1.64	$5.79	$0.91
Class B Common Stock	$4.23	$1.64	$5.79	$0.91

Diluted net income per share:
Common Stock	$4.19	$1.64	$5.74	$0.91
Class B Common Stock	$4.18	$1.63	$5.73	$0.90

NOTES TO TABLE

(1)For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
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
(5)The Company did not have anti-dilutive shares for any periods presented.

6. Inventories

Inventories consisted of the following:

(in thousands)	June 28, 2020	December 29, 2019
Finished products	$134,731	$142,363
Manufacturing materials	40,436	45,267
Plastic shells, plastic pallets and other inventories	35,961	38,296
Total inventories	$211,128	$225,926

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 28, 2020	December 29, 2019
Repair parts	$28,994	$28,967
Prepaid software	6,494	5,850
Prepaid marketing	6,314	5,658
Prepaid taxes	5,138	4,359
Prepayments for sponsorship contracts	3,412	8,696
Other prepaid expenses and other current assets	21,818	15,931
Total prepaid expenses and other current assets	$72,170	$69,461

8. Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	June 28, 2020	December 29, 2019	Estimated Useful Lives
Land	$83,168	$76,860
Buildings	225,665	223,500	8-50 years
Machinery and equipment	357,535	355,575	5-20 years
Transportation equipment	421,858	417,532	4-20 years
Furniture and fixtures	94,918	92,059	3-10 years
Cold drink dispensing equipment	479,272	489,050	5-17 years
Leasehold and land improvements	148,204	145,341	5-20 years
Software for internal use	129,646	128,792	3-10 years
Construction in progress	46,850	29,369
Total property, plant and equipment, at cost	1,987,116	1,958,078
Less: Accumulated depreciation and amortization	1,001,938	960,675
Property, plant and equipment, net	$985,178	$997,403

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

Following is a summary of the weighted average remaining lease term and weighted average discount rate for the Company’s population of leases:

	June 28, 2020	December 29, 2019
Weighted average remaining lease term:
Operating leases	10.0 years	10.2 years
Financing leases	5.8 years	4.8 years
Weighted average discount rate:
Operating leases	4.1%	4.1%
Financing leases	5.5%	5.7%

During the first quarter of 2020, the Company entered into a lease agreement, effective January 1, 2020, with Beacon to continue to lease its headquarters office facility and an adjacent office facility in Charlotte, North Carolina. The new lease has a 10-year term and expires on December 31, 2029. This lease is classified as an operating lease and the additional lease liability associated with this lease was $31.8 million as of June 28, 2020. This lease replaced the previous lease agreement, which was classified as a financing lease and was scheduled to expire on December 31, 2021, and had a $6.8 million principal balance outstanding as of December 29, 2019.

As of June 28, 2020, the Company had two real estate lease commitments that had not yet commenced. The Company amended an existing lease agreement, effective July 6, 2020, to continue to lease its warehouse in North Charleston, South Carolina. The amendment extended the term of the original lease agreement by three years from April 5, 2027 through April 5, 2030. This lease will continue to be classified as an operating lease and the additional lease liability associated with this lease commitment is expected to be $0.8 million. The Company amended an existing lease agreement, effective June 30, 2020, with HLP to continue to lease its production facility in Charlotte, North Carolina. The amendment extended the term of the original lease agreement by 15 years from December 31, 2020 through December 31, 2035. This lease will continue to be classified as a financing lease and the additional lease liability associated with this lease commitment is $60.1 million.

Following is a summary of balances related to the Company’s lease portfolio within the condensed consolidated statements of operations:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Cost of sales impact:
Operating lease costs	$1,385	$1,342	$2,770	$2,683
Short-term and variable leases	3,057	2,317	5,657	4,579
Depreciation expense from financing leases	353	354	707	707
Total cost of sales impact	$4,795	$4,013	$9,134	$7,969

SD&A expenses impact:
Operating lease costs	$4,710	$3,026	$9,379	$5,922
Short-term and variable leases	451	779	1,341	1,838
Depreciation expense from financing leases	571	1,137	1,142	2,276
Total SD&A expenses impact	$5,732	$4,942	$11,862	$10,036

Interest expense, net impact:
Interest expense on financing lease obligations	$241	$715	$507	$1,417
Total interest expense, net impact	$241	$715	$507	$1,417

Total lease cost	$10,768	$9,670	$21,503	$19,422

The future minimum lease payments related to the Company’s lease portfolio include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of June 28, 2020:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2020	$11,371	$3,518	$14,889
2021	21,017	2,628	23,645
2022	18,264	2,694	20,958
2023	15,971	2,750	18,721
2024	15,326	2,808	18,134
Thereafter	90,229	5,407	95,636
Total minimum lease payments including interest	$172,178	$19,805	$191,983
Less: Amounts representing interest	32,523	2,786	35,309
Present value of minimum lease principal payments	139,655	17,019	156,674
Less: Current portion of lease liabilities - operating and financing leases	17,602	4,070	21,672
Noncurrent portion of lease liabilities - operating and financing leases	$122,053	$12,949	$135,002

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 29, 2019:

(in thousands)	Operating Leases	Financing Leases	Total
2020	$19,236	$10,611	$29,847
2021	16,815	6,215	23,030
2022	14,016	2,694	16,710
2023	11,704	2,750	14,454
2024	10,989	2,808	13,797
Thereafter	67,556	5,406	72,962
Total minimum lease payments including interest	$140,316	$30,484	$170,800
Less: Amounts representing interest	27,527	3,678	31,205
Present value of minimum lease principal payments	112,789	26,806	139,595
Less: Current portion of lease liabilities - operating and financing leases	15,024	9,403	24,427
Noncurrent portion of lease liabilities - operating and financing leases	$97,765	$17,403	$115,168

Following is a summary of balances related to the Company’s lease portfolio within the condensed consolidated statements of cash flows:

	First Half
(in thousands)	2020	2019
Cash flows from operating activities impact:
Operating leases	$8,633	$8,515
Interest payments on financing lease obligations	507	1,417
Total cash flows from operating activities impact	$9,140	$9,932

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$3,001	$4,261
Total cash flows from financing activities impact	$3,001	$4,261

10. Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	June 28, 2020	December 29, 2019
Distribution agreements at cost	$950,549	$950,549
Less: Accumulated amortization	86,595	74,453
Distribution agreements, net	$863,954	$876,096

11. Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight-line basis and have an estimated useful life of 5 to 12 years, consisted of the following:

(in thousands)	June 28, 2020	December 29, 2019
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	11,564	10,645
Customer lists and other identifiable intangible assets, net	$13,724	$14,643

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 28, 2020	December 29, 2019
Accrued insurance costs	$47,629	$44,584
Current portion of acquisition related contingent consideration	34,388	41,087
Accrued marketing costs	34,346	34,947
Employee and retiree benefit plan accruals	29,752	33,699
Accrued taxes (other than income taxes)	10,061	6,366
Commodity hedges at fair market value	2,918	1,174
Checks and transfers yet to be presented for payment from zero balance cash accounts	2,412	20,199
Current deferred proceeds from Territory Conversion Fee	2,286	2,286
Federal income taxes	—	1,651
All other accrued expenses	26,226	22,841
Total other accrued liabilities	$190,018	$208,834

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

The following table summarizes pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the condensed consolidated statements of operations:

		Second Quarter		First Half
(in thousands)	Classification of Gain (Loss)	2020	2019	2020	2019
Commodity hedges	Cost of sales	$1,266	$(4,874)	$(270)	$(969)
Commodity hedges	Selling, delivery and administrative expenses	805	(66)	(1,524)	2,649
Total gain (loss)		$2,071	$(4,940)	$(1,794)	$1,680

The following table summarizes the fair values and classification in the condensed consolidated balance sheets of derivative instruments held by the Company:

(in thousands)	Balance Sheet Classification	June 28, 2020	December 29, 2019
Assets:
Commodity hedges at fair market value	Prepaid expenses and other current assets	$823	$1,007
Total assets		$823	$1,007

Liabilities:
Commodity hedges at fair market value	Other accrued liabilities	$2,918	$1,174
Total liabilities		$2,918	$1,174

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

The following table summarizes the Company’s gross derivative assets and gross derivative liabilities in the condensed consolidated balance sheets:

(in thousands)	June 28, 2020	December 29, 2019
Gross derivative assets	$904	$3,298
Gross derivative liabilities	2,999	3,465

The following table summarizes the Company’s outstanding commodity derivative agreements:

(in thousands)	June 28, 2020	December 29, 2019
Notional amount of outstanding commodity derivative agreements	$123,428	$171,699
Latest maturity date of outstanding commodity derivative agreements	December 2020	December 2020

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

The following tables summarize, by assets and liabilities, the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity hedging agreements, debt and acquisition related contingent consideration:

	June 28, 2020
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$43,904	$43,904	$43,904	$—	$—
Commodity hedging agreements	823	823	—	823	—
Liabilities:
Deferred compensation plan liabilities	43,904	43,904	43,904	—	—
Commodity hedging agreements	2,918	2,918	—	2,918	—
Nonpublic variable rate debt	247,338	247,500	—	247,500	—
Nonpublic fixed rate debt	374,734	391,700	—	391,700	—
Public debt securities	348,102	385,000	—	385,000	—
Acquisition related contingent consideration	441,113	441,113	—	—	441,113

	December 29, 2019
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$42,543	$42,543	$42,543	$—	$—
Commodity hedging agreements	1,007	1,007	—	1,007	—
Liabilities:
Deferred compensation plan liabilities	42,543	42,543	42,543	—	—
Commodity hedging agreements	1,174	1,174	—	1,174	—
Nonpublic variable rate debt	307,250	307,500	—	307,500	—
Nonpublic fixed rate debt	374,723	383,900	—	383,900	—
Public debt securities	347,947	367,300	—	367,300	—
Acquisition related contingent consideration	446,684	446,684	—	—	446,684

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

The future expected sub-bottling payments extend through the life of the applicable distribution assets acquired from CCR, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash income or expense recorded each reporting period.

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A reconciliation of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Beginning balance - Level 3 liability	$437,094	$393,007	$446,684	$382,898
Payments of acquisition related contingent consideration	(10,079)	(6,599)	(20,531)	(12,836)
Reclassification to current payables	(450)	(3,180)	(300)	(880)
Increase in fair value	14,548	29,222	15,260	43,268
Ending balance - Level 3 liability	$441,113	$412,450	$441,113	$412,450

The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2020 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees, partially offset by an increase in the discount rate used to calculate the fair values. The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2019 was primarily driven by a decrease in the discount rate and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. These fair value adjustments were recorded in other expense, net in the condensed consolidated statements of operations.

The anticipated amount the Company could pay annually under acquisition related contingent consideration arrangements is expected to be in the range of $28 million to $52 million.

15. Income Taxes

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 26.1% for the first half of 2020 and 27.0% for the first half of 2019. The decrease in the effective income tax rate was primarily driven by improved financial results and the extension of certain tax credits in 2020.

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 27.5% for the first half of 2020 and 32.8% for the first half of 2019.

The Company had uncertain tax positions, including accrued interest, of $3.4 million on June 28, 2020 and $2.5 million on December 29, 2019, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the condensed consolidated financial statements.

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

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Service cost	$1,658	$1,206	$3,317	$2,413
Interest cost	2,760	3,062	5,520	6,125
Expected return on plan assets	(3,383)	(2,574)	(6,766)	(5,148)
Recognized net actuarial loss	1,190	900	2,379	1,801
Amortization of prior service cost	4	7	9	12
Net periodic pension cost	$2,229	$2,601	$4,459	$5,203

The Company did not make any contributions to the two Company-sponsored pension plans during the first half of 2020. Contributions to the two Company-sponsored pension plans are expected to be in the range of $8 million to $12 million for the remainder of 2020.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Service cost	$376	$389	$752	$778
Interest cost	504	693	1,007	1,386
Recognized net actuarial loss	87	195	175	391
Amortization of prior service cost	—	(322)	—	(646)
Net periodic postretirement benefit cost	$967	$955	$1,934	$1,909

17. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	June 28, 2020	December 29, 2019
Noncurrent portion of acquisition related contingent consideration	$406,725	$405,597
Accruals for executive benefit plans	135,001	141,380
Noncurrent deferred proceeds from Territory Conversion Fee	81,733	82,877
Noncurrent deferred proceeds from Legacy Facilities Credit	29,170	29,569
Deferral of payroll taxes under CARES Act	13,128	—
Other	8,912	9,143
Total other liabilities	$674,669	$668,566

18. Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public or Nonpublic	June 28, 2020	December 29, 2019
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	$247,500	$262,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	—	45,000
Senior notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior notes(3)	11/25/2025				(48)	(52)
Debt issuance costs					(2,278)	(2,528)
Long-term debt					$970,174	$1,029,920
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

In 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and changes in its fair value are not expected to be material to the condensed consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other comprehensive loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of June 28, 2020. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

19. Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 15.1 million cases and 14.3 million cases of finished product from SAC in the first half of 2020 and the first half of 2019, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Purchases from Southeastern	$32,611	$36,614	$63,639	$70,940
Purchases from SAC	40,385	39,993	82,219	77,439
Total purchases from manufacturing cooperatives	$72,996	$76,607	$145,858	$148,379

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2024. The amount guaranteed was $14.7 million on both June 28, 2020 and December 29, 2019. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment was identified and the Company determined it to be other than temporary. No impairment of the Company’s investment in SAC was identified as of June 28, 2020, and there was no impairment identified in 2019.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on June 28, 2020 and $35.6 million on December 29, 2019.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of June 28, 2020, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $178.1 million.

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

A summary of AOCI(L) for the second quarter of 2020 and the second quarter of 2019 is as follows:

(in thousands)	March 29, 2020	Pre-tax Activity	Tax Effect	June 28, 2020
Net pension activity:
Actuarial loss	$(92,278)	$1,190	$(293)	$(91,381)
Prior service costs	(3)	4	(1)	—
Net postretirement benefits activity:
Actuarial loss	(1,125)	87	(21)	(1,059)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(1,285)	3	(1)	(1,283)
Foreign currency translation adjustment	(17)	4	(1)	(14)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(115,052)	$1,288	$(317)	$(114,081)

(in thousands)	March 31, 2019	Pre-tax Activity	Tax Effect	June 30, 2019
Net pension activity:
Actuarial loss	$(72,011)	$900	$(221)	$(71,332)
Prior service costs	(20)	7	(2)	(15)
Net postretirement benefits activity:
Actuarial loss	(4,754)	195	(48)	(4,607)
Prior service costs	107	(322)	79	(136)
Foreign currency translation adjustment	(9)	7	(2)	(4)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(96,407)	$787	$(194)	$(95,814)

A summary of AOCI(L) for the first half of 2020 and the first half of 2019 is as follows:

(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	June 28, 2020
Net pension activity:
Actuarial loss	$(93,174)	$2,379	$(586)	$(91,381)
Prior service costs	(7)	9	(2)	—
Net postretirement benefits activity:
Actuarial loss	(1,191)	175	(43)	(1,059)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(270)	(1,344)	331	(1,283)
Foreign currency translation adjustment	(16)	3	(1)	(14)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(115,002)	$1,222	$(301)	$(114,081)

(in thousands)	December 30, 2018	Pre-tax Activity	Tax Effect	June 30, 2019
Net pension activity:
Actuarial loss	$(72,690)	$1,801	$(443)	$(71,332)
Prior service costs	(24)	12	(3)	(15)
Net postretirement benefits activity:
Actuarial loss	(4,902)	391	(96)	(4,607)
Prior service costs	351	(646)	159	(136)
Foreign currency translation adjustment	—	(3)	(1)	(4)
Reclassification of stranded tax effects	—	—	(19,720)	(19,720)
Total AOCI(L)	$(77,265)	$1,555	$(20,104)	$(95,814)

A summary of the impact of AOCI(L) on certain statements of operations line items is as follows:

	Second Quarter 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$360	$57	$—	$—	$417
Selling, delivery and administrative expenses	834	30	3	4	871
Subtotal pre-tax	1,194	87	3	4	1,288
Income tax expense	294	21	1	1	317
Total after tax effect	$900	$66	$2	$3	$971

	Second Quarter 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$266	$(66)	$—	$—	$200
Selling, delivery and administrative expenses	641	(61)	—	7	587
Subtotal pre-tax	907	(127)	—	7	787
Income tax expense (benefit)	223	(31)	—	2	194
Total after tax effect	$684	$(96)	$—	$5	$593

	First Half 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$694	$105	$—	$—	$799
Selling, delivery and administrative expenses	1,694	70	(1,344)	3	423
Subtotal pre-tax	2,388	175	(1,344)	3	1,222
Income tax expense (benefit)	588	43	(331)	1	301
Total after tax effect	$1,800	$132	$(1,013)	$2	$921

	First Half 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$529	$(133)	$—	$—	$396
Selling, delivery and administrative expenses	1,284	(122)	—	(3)	1,159
Subtotal pre-tax	1,813	(255)	—	(3)	1,555
Income tax expense (benefit)	446	(63)	—	1	384
Total after tax effect	$1,367	$(192)	$—	$(4)	$1,171

21. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
(in thousands)	2020	2019
Accounts receivable, trade, net	$(30,948)	$(20,374)
Accounts receivable from The Coca-Cola Company	14,319	(23,273)
Accounts receivable, other	3,676	(8,199)
Inventories	14,798	(20,865)
Prepaid expenses and other current assets	(2,709)	(2,408)
Accounts payable, trade	37,015	32,761
Accounts payable to The Coca-Cola Company	31,081	28,237
Other accrued liabilities	(20,160)	(52,688)
Accrued compensation	(25,645)	(10,256)
Accrued interest payable	(492)	(1,777)
Change in current assets less current liabilities	$20,935	$(78,842)

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

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The condensed consolidated financial statements presented are:

•The financial position as of June 28, 2020 and December 29, 2019.
•The results of operations and comprehensive income for the 13-week periods ended June 28, 2020 (the “second quarter” of fiscal 2020 (“2020”)) and June 30, 2019 (the “second quarter” of fiscal 2019 (“2019”)), and the 26-week periods ended June 28, 2020 (the “first half” of 2020) and June 30, 2019 (the “first half” of 2019).
•The changes in cash flows and equity for the first half of 2020 and the first half of 2019.

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

COVID-19 Impact on Customer, Teammate and Community Safety

The Company continues to diligently monitor the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its customers, teammates, suppliers and distribution network. Our business has been recognized by the United States Department of Homeland Security and state and local governments in the communities in which we operate as “essential,” as all of our teammates support beverage manufacturing and distribution.

The Company has taken the following actions to protect our customers, teammates and communities, while it continues to manufacture and distribute its products:

•We continue to execute our Infectious Disease Response Plan and Incident Management Crisis Response protocols as the macro environment moves through the Response, Reopen and Recovery phases of the COVID-19 pandemic.
•We have established a cross-functional Health & Wellness Task Force to manage and monitor all risk mitigation and safety activities related to COVID-19. In addition, a subset of leaders from the Health & Wellness Task Force conducts case management activities that follow prescribed company and other accepted standards (e.g., Centers for Disease Control and Prevention (“CDC”) and local health authorities).
•We have established a process for the reporting of COVID-19 symptoms, exposures, and positive test results of teammates and of incidents in our customer accounts that our teammates have serviced. This reporting process enables the Company to follow appropriate quarantine protocols and to communicate to our workforce in a timely and appropriate manner.
•We have increased our communications with our teammates through podcasts, meetings, videos and emails about safety protocols, Personal Protective Equipment (“PPE”), such as disposable gloves and masks, and CDC requirements and recommendations.
•We have increased our sanitation protocols to sanitize equipment and common areas multiple times per day in order to mitigate risk and exposure situations.
•We have promoted hygiene practices recommended by the CDC, including social distancing requiring six or more feet between teammates where possible, and staggered work start and stop times and lunch breaks.
•We have utilized daily health and wellness monitoring, PPE and other measures to promote workplace safety and remain in compliance with local or state regulatory requirements.
•We have restricted access to our facilities for non-essential visitors, vendors and contractors. For essential visitors, vendors and contractors we require health and wellness certifications to be completed and the use of PPE as the Company deems appropriate.
•We have restricted business travel to “essential travel” to curtail exposure risks for all teammates.
•We have provided sanitation solution and supplies for our front-line teammates who interact with our products, customers, communities and office environments.
•We have implemented work-from-home routines for teammates whose work duties permit it and are utilizing virtual technology to replace many of our in-person meetings.
•We have developed a comprehensive Return to Office Program of Guidelines to manage a phased, measured approach and to prepare our higher density locations with safety modifications, signage, and process changes to promote a safe work environment.
•We have offered our teammates 40 hours of supplemental sick time for non-exempt teammates to encourage our teammates to stay home if they or their family members are experiencing COVID-19 symptoms.
•We have modified our healthcare plans for COVID-19-related events to cover the costs of COVID-19 treatment to remove a barrier for our teammates to receive care if they are experiencing symptoms.
•We have worked with state and local elected officials in order to quickly implement newly enacted state and local government regulatory safety requirements and guidelines.

Executive Summary for the Second Quarter of 2020

Physical case volume increased 0.6% in the second quarter of 2020. COVID-19-related stay-at-home orders resulted in extreme volatility in our revenue and physical case sales during the quarter as the shift towards multi-serve packages sold in larger retail stores caused by the closure of on-premise outlets that started during March continued during the second quarter of 2020. Volume was strong in our Sparkling category, increasing 3.7% in the second quarter of 2020. Still beverage volume declined 6.6%, as convenience retail and on-premise outlets were negatively impacted by less consumer traffic. Our Still beverage portfolio relies more heavily on single serve sales in our small stores and accounts where our products are consumed on-premise. Consumer demand was highly volatile during the quarter but improved sequentially as stay-at-home orders were lifted and local economies re-opened. Our bottle/can physical case sales volume monthly growth/(decline) compared to the same month of 2019 was (6.1)%, 1.9% and 4.7% for April, May and June 2020, respectively. We don't expect the demand experienced in June to sustain itself in future months, but we are encouraged by the volume growth generated in the second quarter of 2020.

Revenue decreased 3.6% in the second quarter of 2020. Revenue from our bottle/can Sparkling beverages increased 4.4% in the second quarter of 2020, driven primarily by volume growth and price realization within this category. Revenue from our Still beverages declined 4.7% in the second quarter of 2020 as a result of lower sales volume in small store and on-premise outlets. Revenue from fountain syrup, which is primarily sold through restaurants, convenience stores, amusement parks and other on-premise outlets, declined $29.3 million, or 56.6%, during the second quarter of 2020. The significant decline in fountain syrup revenue is a direct result of the previously mentioned stay-at-home orders. For the first half of 2020, revenue increased $23.7 million, or 1.0%. While sales within our Sparkling and Still categories grew 5.1% and 2.2% for the first half of 2020, respectively, fountain syrup sales decreased 32.8%.

Gross profit decreased $6.5 million, or 1.5%, in the second quarter of 2020, while gross margin increased 80 basis points to 35.0%, primarily driven by a shift in our product mix to Sparkling take home packages which generally carry a lower per case gross profit than immediate consumption packages. The negative mix impact was partially offset by commodity price favorability and favorable manufacturing costs. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section below, gross profit declined $13.2 million, or 3.0%, in the second quarter of 2020. Adjusted gross margin increased 20 basis points to 34.9% primarily as a result of favorable commodity prices. Gross profit for the first half of 2020 increased $9.5 million, or 1.2%. On an adjusted basis, gross profit increased $8.8 million compared to the first half of 2019,while adjusted gross margin was 34.8%, consistent with the prior year period.

Selling, delivery and administrative (“SD&A”) expenses in the second quarter of 2020 decreased $22.4 million, or 6.1%. SD&A expenses as a percentage of net sales decreased 70 basis points in the second quarter of 2020. Adjusted SD&A expenses in the second quarter of 2020 decreased $17.4 million, or 4.8%. The decrease in SD&A expenses relates to lower labor costs as a result of adjustments we made to our operating model in response to COVID-19-related impacts on our business. In April, we furloughed approximately 700 employees, most of whom returned to work in mid-June. We estimate these furloughs resulted in approximately $6.0 million of payroll savings for the second quarter of 2020. Additionally, we generated favorable results in a number of expense categories due to reductions in local market activity and diligent management of our variable operating expenses. SD&A expenses in the first half of 2020 decreased $19.1 million or 2.6%. SD&A expenses as a percentage of net sales decreased 110 basis points in the first half of 2020 as compared to the first half of 2019.

Income from operations in the second quarter of 2020 was $83.1 million, compared to $67.2 million in the second quarter of 2019, an increase of 23.7%. Adjusted income from operations in the second quarter of 2020 was $81.7 million, an increase of 5.4% For the first half of 2020, income from operations increased $28.6 million to $115.9 million. Adjusted income from operations in the first half of 2020 was $118.5 million, an increase of $20.2 million, or 20.5% compared to the first half of 2019.

Net income in the second quarter of 2020 was $39.6 million, compared to $15.4 million in the second quarter of 2019, an improvement of $24.2 million. Net income for the second quarter of 2020 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven by changes in future cash flow projections. Fair value adjustments to this liability are non-cash in nature and a routine part of our quarterly financial closing process. Net income increased $45.7 million for the first half of 2020 to $54.2 million as compared to the first half of 2019.

Cash flows provided by operations for the first half of 2020 were $229.0 million, compared to $88.6 million for the first half of 2019. The significant increase in operating cash flows for the first half of 2020 was primarily a result of our strong operating performance and working capital improvement, primarily related to a reduction in inventory related to the June sales trends, the timing of accounts payable and the deferral of payroll taxes permitted under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

We do not currently expect the COVID-19 pandemic to materially impact our liquidity position or access to capital in the short term. Our revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. We had no borrowings under the revolving credit facility as of June 28, 2020.

Our supply chain is dependent on several key raw materials, including aluminum, PET resin and high-fructose corn syrup. As overall beverage consumption continues to shift from restaurants and on-premise locations to homes during the COVID-19 pandemic, the supply of aluminum cans has tightened. Further, many new product offerings within the beverage industry, both alcoholic and non-alcoholic, are coming to the market in cans. During the pandemic, consumers appear to be favoring the portability and storability of cans as they spend more time at home. We have made changes to our typical sourcing model and product offerings to address the supply constraints for can production. Specifically, we have sourced cans from international locations and have limited our can product package offerings. We will continue to monitor and react as needed to the limited supply of cans in the marketplace.

We do not expect any material impairments or adjustments to the fair value of our assets as a result of the COVID-19 pandemic. Through the normal course of business, we have assessed the collectability of our receivables and have recorded any expected losses as of June 28, 2020. During the second quarter of 2020, we recorded a $3.5 million reserve against our accounts receivable balance to address the COVID-19-related collectability risk for primarily our on-premise customers. The charge related to this additional reserve is included in SD&A expenses for the second quarter of 2020. Further, there have been no triggering events identified during the second quarter of 2020 that would indicate an impairment of our goodwill, intangible assets and long-lived assets. We will continue to monitor the valuation of our assets and the collectability of our receivables and record any adjustments as necessary.

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

Supply Chain Optimization: In October 2017, we completed a multi-year series of transactions through which we acquired and exchanged distribution territories and manufacturing facilities (the “System Transformation”). We are focused on optimizing our supply chain as we continue to integrate the acquired territories and facilities into our operations. We are in the process of integrating our Memphis, Tennessee production center with our West Memphis, Arkansas operations, which is expected to greatly expand our West Memphis production capabilities and to reduce our overall production costs. Additionally, we are planning to consolidate our Anderson, Bloomington, Lafayette, Shelbyville and Speedway, Indiana warehousing and distribution operations into a new facility in Whitestown, Indiana by the spring of 2021. This increased space and capacity will allow us to expand our operations and better serve our customers and consumers in Indiana and the surrounding areas. We will continue to look for opportunities to invest in our supply chain to optimize our costs.

Cash Flow Generation: Cash flow generation continues to be a key focus area for us. We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and to focus on strengthening our balance sheet.

Results of Operations

Second Quarter Results

The Company’s results of operations for the second quarter of 2020 and the second quarter of 2019 are summarized in the table below and discussed in the following paragraphs.

	Second Quarter
(in thousands)	2020	2019	Change
Net sales	$1,227,215	$1,273,659	$(46,444)
Cost of sales	797,914	837,880	(39,966)
Gross profit	429,301	435,779	(6,478)
Selling, delivery and administrative expenses	346,183	368,565	(22,382)
Income from operations	83,118	67,214	15,904
Interest expense, net	9,184	11,995	(2,811)
Other expense, net	16,134	31,181	(15,047)
Income before income taxes	57,800	24,038	33,762
Income tax expense	15,187	7,182	8,005
Net income	42,613	16,856	25,757
Less: Net income attributable to noncontrolling interest	3,044	1,486	1,558
Net income attributable to Coca-Cola Consolidated, Inc.	$39,569	$15,370	$24,199
Other comprehensive income, net of tax	971	593	378
Comprehensive income attributable to Coca-Cola Consolidated, Inc.	$40,540	$15,963	$24,577

Items Impacting Operations and Financial Condition

Second Quarter 2020

•$14.5 million recorded in other expense, net as a result of an increase in the fair value of the Company’s acquisition related contingent consideration liability;
•$2.1 million in pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program; and
•$0.6 million of net expense related to the impairment and accelerated depreciation of property, plant and equipment as the Company continues to optimize the efficiency of its supply chain.

Second Quarter 2019

•$29.2 million recorded in other expense, net as a result of an increase in the fair value of the Company’s acquisition related contingent consideration liability;
•$4.9 million in pre-tax favorable mark-to-market adjustments related to the Company’s commodity hedging program;
•$2.2 million of expenses related to the System Transformation transactions, the majority of which were information technology-related costs; and
•$1.9 million adjustment to reflect the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets.

Net Sales

Net sales decreased $46.4 million, or 3.6%, to $1.23 billion in the second quarter of 2020, as compared to $1.27 billion in the second quarter of 2019. The decrease in net sales was primarily attributable to the following (in millions):

Second Quarter 2020	Attributable to:
$(34.2)	Decrease in net sales primarily driven by a decrease in fountain syrup sales mainly sold in on-premise outlets impacted by COVID-19-related stay-at-home orders and closures
(9.4)	Decrease in sales volume to other Coca-Cola bottlers
(2.8)	Other
$(46.4)	Total decrease in net sales

Net sales by product category were as follows:

	Second Quarter
(in thousands)	2020	2019	% Change
Bottle/can sales:
Sparkling beverages	$694,162	$664,906	4.4%
Still beverages	397,045	416,568	(4.7)%
Total bottle/can sales	1,091,207	1,081,474	0.9%

Other sales:
Sales to other Coca-Cola bottlers	79,904	89,278	(10.5)%
Post-mix and other	56,104	102,907	(45.5)%
Total other sales	136,008	192,185	(29.2)%

Total net sales	$1,227,215	$1,273,659	(3.6)%
Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	Second Quarter		Bottle/Can Sales
Product Category	2020	2019	Volume % Change
Sparkling beverages	72.0%	69.8%	3.7%
Still beverages	28.0%	30.2%	(6.6)%
Total bottle/can sales volume	100.0%	100.0%	0.6%

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

Cost of sales decreased $40.0 million, or 4.8%, to $797.9 million in the second quarter of 2020, as compared to $837.9 million in the second quarter of 2019. The decrease in cost of sales was primarily attributable to the following (in millions):

Second Quarter 2020	Attributable to:
$(26.0)	Decrease in cost of sales primarily driven by a decrease in fountain syrup sales mainly sold in on-premise outlets impacted by COVID-19-related stay-at-home orders and closures, a favorable commodity environment and lower manufacturing costs
(9.8)	Decrease in sales volume to other Coca-Cola bottlers
(6.1)	Decrease in cost of sales due to changes in the fair value adjustments on commodity hedges
1.9	Other
$(40.0)	Total decrease in cost of sales

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $26.3 million in the second quarter of 2020, as compared to $34.7 million in the second quarter of 2019.

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

SD&A expenses decreased by $22.4 million, or 6.1%, to $346.2 million in the second quarter of 2020, as compared to $368.6 million in the second quarter of 2019. SD&A expenses as a percentage of net sales decreased to 28.2% in the second quarter of 2020 from 28.9% in the second quarter of 2019. The decrease in SD&A expenses was primarily attributable to the following (in millions):

Second Quarter 2020	Attributable to:
$(13.1)	Decrease in payroll costs and employee benefits including bonuses and incentives, primarily as a result of the furloughs of 700 teammates during the majority of the second quarter of 2020 and structural changes made to certain portions of our business
(8.6)	Decrease in a number of expense categories due to reductions in discretionary spending, including travel and entertainment and local marketing activities
(2.2)	Decrease in System Transformation transaction expenses
1.5	Other
$(22.4)	Total decrease in SD&A expenses

The Company has three primary delivery systems: (i) bulk delivery for large supermarkets, mass merchandisers and club stores, (ii) advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premise accounts and (iii) full-service delivery for its full-service vending customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, totaled $149.1 million in the second quarter of 2020 and $155.8 million in the second quarter of 2019.

Interest Expense, Net

Interest expense, net decreased $2.8 million, or 23.4%, to $9.2 million in the second quarter of 2020, as compared to $12.0 million in the second quarter of 2019. The decrease was primarily a result of lower average interest rates and lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	Second Quarter
(in thousands)	2020	2019
Increase in the fair value of the acquisition related contingent consideration liability	$14,548	$29,222
Non-service cost component of net periodic benefit cost	1,586	1,959
Total other expense, net	$16,134	$31,181

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

The increase in the fair value of the acquisition related contingent consideration liability during the second quarter of 2020 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability during the second quarter of 2019 was primarily driven by a decrease in the discount rate and changes in future cash flow projections of the distribution territories subject to sub-bottling fees.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 26.3% for the second quarter of 2020 and 29.9% for the second quarter of 2019. The decrease in the effective income tax rate was primarily driven by improved financial results. The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 27.7% for the second quarter of 2020 and 31.8% for the second quarter of 2019.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.0 million in the second quarter of 2020 and $1.5 million in the second quarter of 2019, each related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.0 million in the second quarter of 2020 and $0.6 million in the second quarter of 2019.

First Half Results

Our results of operations for the first half of 2020 and the first half of 2019 are highlighted in the table below and discussed in the following paragraphs.

	First Half
(in thousands)	2020	2019	Change
Net sales	$2,400,236	$2,376,571	$23,665
Cost of sales	1,565,640	1,551,484	14,156
Gross profit	834,596	825,087	9,509
Selling, delivery and administrative expenses	718,657	737,719	(19,062)
Income from operations	115,939	87,368	28,571
Interest expense, net	18,745	24,881	(6,136)
Other expense, net	18,432	47,032	(28,600)
Income before income taxes	78,762	15,455	63,307
Income tax expense	20,548	4,177	16,371
Net income	58,214	11,278	46,936
Less: Net income attributable to noncontrolling interest	3,983	2,739	1,244
Net income attributable to Coca-Cola Consolidated, Inc.	$54,231	$8,539	$45,692
Other comprehensive income, net of tax	921	1,171	(250)
Comprehensive income attributable to Coca-Cola Consolidated, Inc.	$55,152	$9,710	$45,442

Items Impacting Operations and Financial Condition

First Half 2020

•$15.3 million recorded in other expense, net as a result of an increase in the fair value of the Company’s acquisition related contingent consideration liability;
•$1.8 million in pre-tax favorable mark-to-market adjustments related to the Company’s commodity hedging program; and
•$0.7 million of net expense related to the impairment and accelerated depreciation of property, plant and equipment as the Company continues to optimize the efficiency of its supply chain.

First Half 2019

•$43.3 million recorded in other expense, net as a result of an increase in the fair value of the Company’s acquisition related contingent consideration liability;
•$6.9 million of expenses related to the System Transformation transactions, the majority of which were information technology-related costs;
•$4.4 million adjustment to reflect the prospective change of increasing the capitalization thresholds on certain low-cost, short-lived assets; and
•$1.7 million in pre-tax unfavorable mark-to-market adjustments related to the Company’s commodity hedging program.

Net Sales

Net sales increased $23.7 million, or 1.0%, to $2.40 billion in the first half of 2020, as compared to $2.38 billion in the first half of 2019. The increase in net sales was primarily attributable to the following (in millions):

First Half 2020	Attributable to:
$32.4	Increase in net sales primarily driven by an increase in bottle/can sales volume partially offset by a decrease in fountain syrup sales mainly sold in on-premise outlets impacted by COVID-19-related stay-at-home orders and closures
(5.8)	Decrease in sales volume to other Coca-Cola bottlers
(2.9)	Other
$23.7	Total increase in net sales

Net sales by product category were as follows:

	First Half
(in thousands)	2020	2019	% Change
Bottle/can sales:
Sparkling beverages	$1,324,854	$1,260,565	5.1%
Still beverages	769,849	753,573	2.2%
Total bottle/can sales	2,094,703	2,014,138	4.0%

Other sales:
Sales to other Coca-Cola bottlers	165,143	170,950	(3.4)%
Post-mix and other	140,390	191,483	(26.7)%
Total other sales	305,533	362,433	(15.7)%

Total net sales	$2,400,236	$2,376,571	1.0%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	First Half		Bottle/Can Sales
Product Category	2020	2019	Volume % Change
Sparkling beverages	71.3%	71.1%	3.5%
Still beverages	28.7%	28.9%	2.2%
Total bottle/can sales volume	100.0%	100.0%	3.1%

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
The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Half
	2020	2019
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	19%
The Kroger Company	14%	12%
Total approximate percent of the Company’s total bottle/can sales volume	34%	31%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	10%	8%
Total approximate percent of the Company’s total net sales	24%	22%

Cost of Sales

Cost of sales increased $14.2 million, or 0.9%, to $1.57 billion in the first half of 2020, as compared to $1.55 billion in the first half of 2019. The increase in cost of sales was primarily attributable to the following (in millions):

First Half 2020	Attributable to:
$15.7	Increase in cost of sales primarily driven by an increase in bottle/can sales volume partially offset by a decrease in fountain syrup sales mainly sold in on-premise outlets impacted by COVID-19-related stay-at-home orders and closures
(6.5)	Decrease in sales volume to other Coca-Cola bottlers
5.0	Other
$14.2	Total increase in cost of sales

Total marketing funding support from The Coca-Cola Company and other beverage companies was $56.6 million in the first half of 2020, as compared to $66.0 million in the first half of 2019.

Selling, Delivery and Administrative Expenses

SD&A expenses decreased by $19.1 million, or 2.6%, to $718.7 million in the first half of 2020, as compared to $737.7 million in the first half of 2019. SD&A expenses as a percentage of net sales decreased to 29.9% in the first half of 2020 from 31.0% in the first half of 2019. The decrease in SD&A expenses was primarily attributable to the following (in millions):

First Half 2020	Attributable to:
$(8.8)	Decrease in payroll costs and employee benefits including bonuses and incentives, primarily as a result of the furloughs of 700 teammates during the majority of the second quarter of 2020 and structural changes made to certain portions of our business
(6.9)	Decrease in System Transformation transaction expenses
(3.4)	Other
$(19.1)	Total decrease in SD&A expenses

Shipping and handling costs related to the movement of finished goods from distribution centers to customer locations, including distribution center warehousing costs, totaled $309.2 million in the first half of 2020 and $304.7 million in the first half of 2019.

Interest Expense, Net

Interest expense, net decreased $6.1 million, or 24.7%, to $18.7 million in the first half of 2020, as compared to $24.9 million in the first half of 2019. The decrease was primarily a result of lower average interest rates and lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	First Half
(in thousands)	2020	2019
Increase in the fair value of the acquisition related contingent consideration liability	$15,260	$43,268
Non-service cost component of net periodic benefit cost	3,172	3,920
Other	—	(156)
Total other expense, net	$18,432	$47,032

The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2020 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2019 was primarily driven by a decrease in the discount rate and changes in future cash flow projections of the distribution territories subject to sub-bottling fees.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 26.1% for the first half of 2020 and 27.0% for the first half of 2019. The decrease in the effective income tax rate was primarily driven by improved financial results and the extension of certain tax credits in 2020. The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 27.5% for the first half of 2020 and 32.8% for the first half of 2019.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.0 million in the first half of 2020 and $2.7 million in the first half of 2019, each related to the portion of Piedmont owned by The Coca-Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.9 million in the first half of 2020 and $1.2 million in the first half of 2019.

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Net sales:
Nonalcoholic Beverages	$1,195,524	$1,238,885	$2,338,105	$2,311,112
All Other	80,329	94,942	161,630	182,857
Eliminations(1)	(48,638)	(60,168)	(99,499)	(117,398)
Consolidated net sales	$1,227,215	$1,273,659	$2,400,236	$2,376,571

Income from operations:
Nonalcoholic Beverages	$83,907	$57,724	$119,524	$72,365
All Other	(789)	9,490	(3,585)	15,003
Consolidated income from operations	$83,118	$67,214	$115,939	$87,368

Depreciation and amortization:
Nonalcoholic Beverages	$39,909	$42,568	$80,667	$85,919
All Other	2,928	2,488	5,729	4,909
Consolidated depreciation and amortization	$42,837	$45,056	$86,396	$90,828

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Second Quarter 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$429,301	$346,183	$83,118	$57,800	$39,569	$4.23
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	14,548	10,941	1.16
Fair value adjustments for commodity hedges(2)	(1,266)	805	(2,071)	(2,071)	(1,557)	(0.17)
Supply chain optimization and consolidation(3)	671	30	641	641	482	0.05
Other tax adjustments(4)	—	—	—	—	(511)	(0.05)
Total reconciling items	(595)	835	(1,430)	13,118	9,355	0.99
Adjusted results (non-GAAP)	$428,706	$347,018	$81,688	$70,918	$48,924	$5.22

	Second Quarter 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$435,779	$368,565	$67,214	$24,038	$15,370	$1.64
System Transformation transaction expenses(5)	—	(2,185)	2,185	2,185	1,643	0.18
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	29,222	21,975	2.34
Fair value adjustments for commodity hedges(2)	4,874	(66)	4,940	4,940	3,715	0.40
Capitalization threshold change for certain assets(6)	—	(1,903)	1,903	1,903	1,431	0.15
Supply chain optimization and consolidation(3)	1,294	—	1,294	1,294	973	0.10
Other tax adjustments(4)	—	—	—	—	(2,815)	(0.30)
Total reconciling items	6,168	(4,154)	10,322	39,544	26,922	2.87
Adjusted results (non-GAAP)	$441,947	$364,411	$77,536	$63,582	$42,292	$4.51

	First Half 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$834,596	$718,657	$115,939	$78,762	$54,231	$5.79
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	15,260	11,476	1.22
Fair value adjustments for commodity hedges(2)	270	(1,524)	1,794	1,794	1,349	0.14
Supply chain optimization and consolidation(3)	1,319	601	718	718	540	0.06
Other tax adjustments(4)	—	—	—	—	(682)	(0.07)
Total reconciling items	1,589	(923)	2,512	17,772	12,683	1.35
Adjusted results (non-GAAP)	$836,185	$717,734	$118,451	$96,534	$66,914	$7.14

	First Half 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$825,087	$737,719	$87,368	$15,455	$8,539	$0.91
System Transformation transaction expenses(5)	—	(6,915)	6,915	6,915	5,200	0.56
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	43,268	32,538	3.47
Fair value adjustments for commodity hedges(2)	969	2,649	(1,680)	(1,680)	(1,263)	(0.13)
Capitalization threshold change for certain assets(6)	—	(4,379)	4,379	4,379	3,293	0.35
Supply chain optimization and consolidation (3)	1,294	—	1,294	1,294	973	0.10
Other tax adjustments(4)	—	—	—	—	(3,660)	(0.39)
Total reconciling items	2,263	(8,645)	10,908	54,176	31,881	3.96
Adjusted results (non-GAAP)	$827,350	$729,074	$98,276	$69,631	$40,420	$4.87

Following is an explanation of non-GAAP adjustments:

(1)This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and projections of future cash flows of distribution territories subject to sub-bottling fees.

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

(5)Adjustment reflects expenses incurred during the applicable period of 2019 related to the System Transformation transactions, which primarily includes information technology system conversions.

(6)Adjustment reflects the prospective change of increasing the capitalization thresholds during the applicable period of 2019 on certain low-cost, short-lived assets.

Financial Condition

Total assets were $3.18 billion on June 28, 2020, which was an increase of $57.7 million from December 29, 2019. Net working capital, defined as current assets less current liabilities, was $265.9 million on June 28, 2020, which was an increase of $57.8 million from December 29, 2019.

Significant changes in net working capital on June 28, 2020 from December 29, 2019 were as follows:

•An increase in cash and cash equivalents of $67.9 million as a result of our strong operating performance and working capital improvement, primarily related to a reduction in inventory related to the June sales trends, the timing of accounts payable and the deferral of payroll taxes permitted under the CARES Act.
•An increase in accounts receivable, trade of $38.4 million driven primarily by an increase in average daily sales in June 2020, as compared to December 2019.
•A decrease in accounts receivable from The Coca-Cola Company of $14.3 million, primarily as a result of the timing of cash receipts.
•A decrease in inventory of $14.8 million, primarily as a result of higher than anticipated sales volume in June that resulted in lower inventory levels.
•An increase in accounts payable, trade of $28.7 million and an increase in accounts payable to The Coca-Cola Company of $31.1 million, both primarily as a result of the timing of cash payments.
•A decrease in other accrued compensation of $25.6 million, primarily as a result of the timing of bonus and incentive payments in the first quarter of 2020.

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

The Company’s total debt as of June 28, 2020 and December 29, 2019 was as follows:

(in thousands)	Maturity Date	June 28, 2020	December 29, 2019
Term loan facility(1)	6/7/2021	$247,500	$262,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	—	45,000
Senior notes and unamortized discount on senior notes(2)	11/25/2025	349,952	349,948
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(2,278)	(2,528)
Long-term debt		$970,174	$1,029,920

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

In 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and changes in its fair value are not expected to be material to the condensed consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other comprehensive loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income.

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

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company. As of June 28, 2020, the Company had no outstanding borrowings under the revolving credit facility, and, therefore, had $500 million borrowing capacity available.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreements. The Company was in compliance with these covenants as of June 28, 2020. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. During the first quarter of 2020, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to stable from negative. Moody’s rating outlook for the Company is stable. As of June 28, 2020, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of June 28, 2020, interest expense for the next 12 months would increase by approximately $1.5 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Beginning balance - Level 3 liability	$437,094	$393,007	$446,684	$382,898
Payments of acquisition related contingent consideration	(10,079)	(6,599)	(20,531)	(12,836)
Reclassification to current payables	(450)	(3,180)	(300)	(880)
Increase in fair value	14,548	29,222	15,260	43,268
Ending balance - Level 3 liability	$441,113	$412,450	$441,113	$412,450

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Half
(in thousands)	2020	2019
Cash Sources:
Borrowings under revolving credit facility	$235,000	$206,339
Proceeds from issuance of senior notes	—	100,000
Net cash provided by operating activities(1)	229,003	88,586
Proceeds from the sale of property, plant and equipment	1,764	823
Total cash sources	$465,767	$395,748

Cash Uses:
Payments on revolving credit facility	$280,000	$186,339
Payments on term loan facility and senior notes	15,000	132,500
Additions to property, plant and equipment	72,886	57,581
Payments of acquisition related contingent consideration	20,531	12,836
Cash dividends paid	4,686	4,682
Payments on financing lease obligations	3,001	4,261
Other distribution agreements	—	4,654
Other	1,727	751
Total cash uses	$397,831	$403,604
Net increase (decrease) in cash during period	$67,936	$(7,856)

(1)Net cash provided by operating activities in the first half of 2020 included net income tax payments of $2.9 million and net cash provided by operating activities in the first half of 2019 included net income tax payments of $0.1 million.

Cash Flows From Operating Activities

During the first half of 2020, cash provided by operating activities was $229.0 million, which was an increase of $140.4 million as compared to the first half of 2019. The increase was primarily a result of our strong operating performance and working capital improvement, primarily related to a reduction in inventory related to the June sales trends, the timing of accounts payable and the deferral of payroll taxes permitted under the CARES Act.

Cash Flows From Investing Activities

During the first half of 2020, cash used in investing activities was $72.7 million, which was an increase of $10.8 million as compared to the first half of 2019.

Additions to property, plant and equipment were $72.9 million during the first half of 2020. As of June 28, 2020, $11.9 million of additions to property, plant and equipment were accrued in accounts payable, trade.

Additions to property, plant and equipment were $57.6 million during the first half of 2019. As of June 30, 2019, $10.3 million of additions to property, plant and equipment were accrued in accounts payable, trade.

Cash Flows From Financing Activities

During the first half of 2020, cash used in financing activities was $88.4 million, which was an increase of $53.8 million as compared to the first half of 2019. The change was primarily driven by an increase in cash flows from operating activities as noted above which enabled the Company to repay debt of $59.7 million.

The Company had cash payments for acquisition related contingent consideration of $20.5 million during the first half of 2020 and $12.8 million during the first half of 2019. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $28 million to $52 million.

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

Off-Balance Sheet Arrangements

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca-Cola bottlers and each has equal voting rights. As of June 28, 2020, the Company had guaranteed $14.7 million of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 19 to the condensed consolidated financial statements for additional information.

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

	Second Quarter		First Half
(in thousands)	2020	2019	2020	2019
Increase in cost of sales	$378	$7,784	$2,592	$5,795
Increase (decrease) in SD&A expenses	219	388	2,995	(1,985)
Net impact	$597	$8,172	$5,587	$3,810

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of June 28, 2020, interest expense for the next 12 months would increase by approximately $1.5 million. This amount was determined by calculating the effect of the hypothetical interest rate on the unhedged portion of the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Company’s comprehensive beverage agreement. As a result, any changes in the underlying risk-free interest rate will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $55.9 million assuming no change in volume.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2020.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for 2019.

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

The COVID-19 pandemic has had a significant impact on our business and results of operations, as government-imposed restrictions on social and commercial activity to promote social distancing have caused significant changes to consumer purchasing behavior. Governmental and societal impositions of restrictions on public gatherings have had, and we expect will continue to have, adverse effects on our business, including, but not limited to, the following:

•Due to the closing or restrictive operations of restaurants, schools and amusement and recreational facilities, we saw a decrease in on-premise consumption and sales in the second quarter of 2020. This negative trend is likely to continue throughout the remainder of 2020, and, if the COVID-19 pandemic continues or intensifies, its negative impacts on our sales could be more prolonged and may become more severe. While since the outbreak we have experienced increased sales in our larger retail customer outlets from pantry loading as consumers stock up on certain of our products with the expectation of spending more time at home during the crisis, such increased sales levels may not continue in the longer term and may not offset the pressure we are experiencing in our on-premise customer outlets.

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

•Deteriorating economic conditions in our territory affected by the COVID-19 pandemic, such as increasing unemployment, decreasing disposable income, declining consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products overall or in different channels.

•Disruptions in our concentrate suppliers’ production and distribution operations could increase concentrate costs and may create delays in delivery of concentrate, which could adversely impact our ability to manufacture and distribute certain of our products to our customers. Further, disruptions in supply chains have placed, and may continue to place, constraints on our ability to procure beverage containers, such as plastic bottles and cans, which has increased, and in the future, could increase our packaging costs and alter the product offerings to our customers.

•We may be required to write off obsolete inventory, accounts receivable, and balances of advanced funding provided to customers that permanently close or suffer financial hardships as a result of the COVID-19 pandemic’s damaging impacts on their respective businesses.

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

•As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have encouraged, and in some cases required, most office-based employees, including most employees based at our corporate headquarters in Charlotte, North Carolina, to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote-work policy remains in place.

•Actions we have taken or may take, or decisions we have made or may make, because of the COVID-19 pandemic may result in legal claims or litigation against us.

•The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our consumers, customers, suppliers and/or third-party service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business, financial condition, results of operations or cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2019. The full extent to which the COVID-19 pandemic will negatively affect our business, financial condition, results of operations or cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Future pandemics may also pose risks similar to or more severe than the risks associated with the COVID-19 pandemic, which are impossible to predict at this time.

Item 6. Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10.1	First Amendment to Lease Agreement, dated as of June 30, 2020, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2020 (File No. 0-9286).
10.2*	Separation Agreement and Release, dated as of July 14, 2020, by and between the Company and William J. Billiard.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
(*)Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: August 4, 2020	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: August 4, 2020	By:	/s/ William J. Billiard
William J. Billiard Senior Vice President and Chief Accounting Officer (Principal Accounting Officer of the Registrant)