Form 10-Q
period 2020-09-27
Coca-Cola Consolidated, Inc.
filed 2020-11-03
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 25, 2020, there were 7,141,447 shares of the registrant’s Common Stock, $1.00 par value, and 2,232,242 shares of the registrant’s Class B Common Stock, $1.00 par value, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2020

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		First Nine Months
(in thousands, except per share data)	2020	2019	2020	2019
Net sales	$1,328,484	$1,271,029	$3,728,720	$3,647,600
Cost of sales	856,046	838,805	2,421,686	2,390,289
Gross profit	472,438	432,224	1,307,034	1,257,311
Selling, delivery and administrative expenses	368,594	378,378	1,087,251	1,116,097
Income from operations	103,844	53,846	219,783	141,214
Interest expense, net	9,033	10,965	27,778	35,846
Other expense, net	21,394	20,711	39,826	67,743
Income before income taxes	73,417	22,170	152,179	37,625
Income tax expense	18,363	6,624	38,911	10,801
Net income	55,054	15,546	113,268	26,824
Less: Net income attributable to noncontrolling interest	3,170	2,540	7,153	5,279
Net income attributable to Coca‑Cola Consolidated, Inc.	$51,884	$13,006	$106,115	$21,545

Basic net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$5.53	$1.39	$11.32	$2.30
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$5.53	$1.39	$11.32	$2.30
Weighted average number of Class B Common Stock shares outstanding	2,232	2,232	2,232	2,228

Diluted net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$5.51	$1.38	$11.25	$2.29
Weighted average number of Common Stock shares outstanding – assuming dilution	9,430	9,413	9,430	9,409

Class B Common Stock	$5.51	$1.38	$11.24	$2.28
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,289	2,272	2,289	2,268

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.75	$0.75
Class B Common Stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Net income	$55,054	$15,546	$113,268	$26,824

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	896	679	2,689	2,037
Prior service benefits	4	4	11	13
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	66	148	198	443
Prior service costs	—	(244)	—	(731)
Interest rate swap	303	(374)	(710)	(374)
Foreign currency translation adjustment	11	(17)	13	(21)
Other comprehensive income, net of tax	1,280	196	2,201	1,367

Comprehensive income	56,334	15,742	115,469	28,191
Less: Comprehensive income attributable to noncontrolling interest	3,170	2,540	7,153	5,279
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$53,164	$13,202	$108,316	$22,912

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 27, 2020	December 29, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$164,823	$9,614
Accounts receivable, trade	453,402	433,552
Allowance for doubtful accounts	(25,050)	(13,782)
Accounts receivable from The Coca‑Cola Company	54,516	62,411
Accounts receivable, other	44,569	43,094
Inventories	207,773	225,926
Prepaid expenses and other current assets	69,829	69,461
Assets held for sale	7,036	—
Total current assets	976,898	830,276
Property, plant and equipment, net	979,210	997,403
Right-of-use assets - operating leases	135,559	111,376
Leased property under financing leases, net	71,281	17,960
Other assets	111,775	113,269
Goodwill	165,903	165,903
Distribution agreements, net	859,003	876,096
Customer lists and other identifiable intangible assets, net	13,264	14,643
Total assets	$3,312,893	$3,126,926

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$18,812	$15,024
Current portion of obligations under financing leases	5,814	9,403
Accounts payable, trade	234,715	187,476
Accounts payable to The Coca‑Cola Company	135,656	108,699
Other accrued liabilities	207,522	208,834
Accrued compensation	74,778	87,813
Accrued interest payable	6,693	4,946
Total current liabilities	683,990	622,195
Deferred income taxes	131,218	125,130
Pension and postretirement benefit obligations	103,431	114,831
Other liabilities	679,361	668,566
Noncurrent portion of obligations under operating leases	121,288	97,765
Noncurrent portion of obligations under financing leases	71,183	17,403
Long-term debt	962,867	1,029,920
Total liabilities	2,753,338	2,675,810
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 shares issued	2,860	2,860
Capital in excess of par value	128,983	128,983
Retained earnings	480,246	381,161
Accumulated other comprehensive loss	(112,801)	(115,002)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity of Coca‑Cola Consolidated, Inc.	448,238	346,952
Noncontrolling interest	111,317	104,164
Total equity	559,555	451,116
Total liabilities and equity	$3,312,893	$3,126,926

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$113,268	$26,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	117,203	119,145
Amortization of intangible assets and deferred proceeds, net	17,286	17,271
Fair value adjustment of acquisition related contingent consideration	35,068	62,017
Impairment of property, plant and equipment	7,908	4,144
Deferred income taxes	5,302	5,254
Loss on sale of property, plant and equipment	3,656	5,474
Amortization of debt costs	778	1,032
Stock compensation expense	—	2,045
Change in current assets less current liabilities	69,975	(54,263)
Change in other noncurrent assets	16,360	12,581
Change in other noncurrent liabilities	(11,451)	2,611
Other	1,048	448
Total adjustments	263,133	177,759
Net cash provided by operating activities	$376,401	$204,583

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(110,717)	$(96,747)
Proceeds from the sale of property, plant and equipment	2,397	1,028
Investment in CONA Services LLC	(1,770)	(1,713)
Other distribution agreements	—	(4,654)
Net cash used in investing activities	$(110,090)	$(102,086)

Cash Flows from Financing Activities:
Payments on revolving credit facility	$(280,000)	$(376,339)
Borrowings under revolving credit facility	235,000	331,339
Payments on term loan facility and senior notes	(22,500)	(132,500)
Proceeds from issuance of senior notes	—	100,000
Payments of acquisition related contingent consideration	(31,999)	(18,784)
Cash dividends paid	(7,030)	(7,026)
Payments on financing lease obligations	(4,428)	(6,441)
Debt issuance fees	(145)	(305)
Net cash used in financing activities	$(111,102)	$(110,056)

Net increase (decrease) in cash during period	$155,209	$(7,559)
Cash at beginning of period	9,614	13,548
Cash at end of period	$164,823	$5,989

Significant non-cash investing and financing activities:
Additions to leased property under financing leases	$61,121	$—
Right-of-use assets obtained in exchange for operating lease obligations	38,317	39,213
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	25,477	8,909
Issuance of Class B Common Stock in connection with stock award	—	4,776

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca‑Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income	—	—	—	21,545	—	—	—	21,545	5,279	26,824
Other comprehensive income, net of tax	—	—	—	—	1,367	—	—	1,367	—	1,367
Cash dividends paid:
Common Stock ($0.75 per share)	—	—	—	(5,356)	—	—	—	(5,356)	—	(5,356)
Class B Common Stock ($0.75 per share)	—	—	—	(1,670)	—	—	—	(1,670)	—	(1,670)
Issuance of 19,224 shares of Class B Common Stock	—	21	4,755	—	—	—	—	4,776	—	4,776
Reclassification of stranded tax effects	—	—	—	19,720	(19,720)	—	—	—	—	—
Balance on September 29, 2019	$10,204	$2,860	$128,983	$393,674	$(95,618)	$(60,845)	$(409)	$378,849	$102,258	$481,107

Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	106,115	—	—	—	106,115	7,153	113,268
Other comprehensive loss, net of tax	—	—	—	—	2,201	—	—	2,201	—	2,201
Cash dividends paid:
Common Stock ($0.75 per share)	—	—	—	(5,356)	—	—	—	(5,356)	—	(5,356)
Class B Common Stock ($0.75 per share)	—	—	—	(1,674)	—	—	—	(1,674)	—	(1,674)
Balance on September 27, 2020	$10,204	$2,860	$128,983	$480,246	$(112,801)	$(60,845)	$(409)	$448,238	$111,317	$559,555

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Critical Accounting Policies and Recent Accounting Pronouncements

The condensed consolidated financial statements include the accounts of Coca‑Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented:

•The financial position as of September 27, 2020 and December 29, 2019.
•The results of operations and comprehensive income for the 13-week periods ended September 27, 2020 (the “third quarter” of fiscal 2020 (“2020”)) and September 29, 2019 (the “third quarter” of fiscal 2019 (“2019”)), and the 39-week periods ended September 27, 2020 (the “first nine months” of 2020) and September 29, 2019 (the “first nine months” of 2019).
•The changes in cash flows and equity for the first nine months of 2020 and the first nine months of 2019.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of its results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for 2019 under the caption “Discussion of Critical Accounting Policies and Estimates and Recent Accounting Pronouncements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting policies, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Company’s Board of Directors during the quarter in which a change is contemplated and prior to making such change.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements in Accounting Standards Codification Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in the first quarter of 2020. See Note 15 for additional information.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which is effective for fiscal years ending after December 15, 2020. Under this guidance, disclosures will be removed for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates. Additional disclosures will include the weighted average interest crediting rate for plans with promised crediting interest rates and an explanation of the reasons for significant gains and losses related to the benefit obligation for the period.

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

2.    Related Party Transactions

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

As of September 27, 2020, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. As long as The Coca‑Cola Company holds the number of shares of the Company’s Common Stock it currently owns, it has the right to have its designee proposed by the Company for nomination to the Company’s Board of Directors, and J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Payments made by the Company to The Coca‑Cola Company for:
Concentrate, syrup, sweetener and other purchases	$324,312	$306,588	$873,827	$893,123
Customer marketing programs	34,550	36,597	99,941	109,110
Cold drink equipment parts	5,965	4,519	16,345	18,568
Brand investment programs	4,359	3,616	11,609	10,209

Payments made by The Coca‑Cola Company to the Company for:
Marketing funding support payments	$21,187	$25,931	$58,182	$74,954
Fountain delivery and equipment repair fees	7,555	10,873	22,990	31,507
Presence marketing funding support on the Company’s behalf	565	2,879	6,445	7,816
Facilitating the distribution of certain brands and packages to other Coca‑Cola bottlers	1,151	1,602	3,469	3,952

In fiscal 2017 (“2017”), The Coca‑Cola Company agreed to provide the Company a fee to compensate the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at certain manufacturing facilities owned by the Company (the “Legacy Facilities Credit”). The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing facility divested in 2017 and the remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next 12 months is classified as current.

Coca‑Cola Refreshments USA, Inc. (“CCR”)

The Company, The Coca‑Cola Company and CCR, a wholly owned subsidiary of The Coca‑Cola Company, entered into a comprehensive beverage agreement in 2017 (as amended, the “CBA”). Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. These sub-bottling payments are based on gross profit derived from sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, beverage product or certain cross-licensed brands.

Sub-bottling payments to CCR were $32.0 million during the first nine months of 2020 and $18.8 million during the first nine months of 2019. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub-bottling payments to CCR:

(in thousands)	September 27, 2020	December 29, 2019
Current portion of acquisition related contingent consideration	$41,912	$41,087
Noncurrent portion of acquisition related contingent consideration	406,741	405,597
Total acquisition related contingent consideration	$448,653	$446,684

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

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $22.8 million as of September 27, 2020 and $23.2 million as of December 29, 2019.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.0 million as of September 27, 2020 and $8.2 million as of December 29, 2019.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were classified as a reduction to cost of sales in the condensed consolidated statements of operations, were $6.9 million in the first nine months of 2020 and $7.0 million in the first nine months of 2019.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $13.8 million on September 27, 2020 and $10.0 million on December 29, 2019, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.1 million in the first nine months of 2020 and $1.7 million in the first nine months of 2019, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $11.5 million as of September 27, 2020 and $10.5 million as of December 29, 2019.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $17.4 million in the first nine months of 2020 and $17.7 million in the first nine months of 2019.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation (“Beacon”), of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. During the first quarter of 2020, the Company entered into a new lease agreement, effective January 1, 2020, with Beacon to continue to lease its corporate facilities. The new lease expires on December 31, 2029. The principal balance outstanding under the new operating lease was $31.3 million on September 27, 2020 and the principal balance outstanding under the previous financing lease, which was replaced by the new operating lease, was $6.8 million on December 29, 2019.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One (“HLP”), which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. During the third quarter of 2020, the Company entered into an amendment to this lease, effective June 30, 2020, with HLP to extend the term of the original lease agreement by 15 years from December 31, 2020 through December 31, 2035. The principal balance outstanding under the amended lease was $62.6 million on September 27, 2020 and the principal balance outstanding under the lease, prior to being amended, was $4.3 million on December 29, 2019.

A summary of rental payments related to these leases is as follows:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Company headquarters	$826	$1,132	$2,478	$3,393
Snyder Production Center	1,112	1,080	3,338	3,241

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the condensed consolidated statements of operations, was $7.2 million in the first nine months of 2020 and $10.3 million in the first nine months of 2019.

3.    Revenue Recognition

The Company offers a range of nonalcoholic beverage products and flavors, including both sparkling and still beverages, designed to meet the demands of its consumers. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca‑Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to customers, including grocery stores, mass merchandise stores, club stores, convenience stores and drug stores, selling to “on-premise” accounts, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, and selling through other channels such as vending machine outlets. The Company typically collects payment from customers within 30 days from the date of sale.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in the first nine months of 2020 and approximately 96% of the Company’s net sales in the first nine months of 2019.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,286,542	$1,224,653	$3,607,502	$3,512,901
Total point in time net sales	$1,286,542	$1,224,653	$3,607,502	$3,512,901

Over time net sales:
Nonalcoholic Beverages - over time	$8,729	$11,608	$25,874	$34,472
All Other - over time	33,213	34,768	95,344	100,227
Total over time net sales	$41,942	$46,376	$121,218	$134,699

Total net sales	$1,328,484	$1,271,029	$3,728,720	$3,647,600

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

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.6 million as of both September 27, 2020 and December 29, 2019.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first nine months of 2020:

(in thousands)	First Nine Months 2020
Balance at beginning of year - allowance for credit losses	$10,232
Additions charged to costs and expenses(1)	14,238
Write-offs, net of recoveries	(2,970)
Balance at end of period - allowance for credit losses	$21,500

(1)Includes an allowance for credit losses for COVID-19-related collectability risk.

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

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Net sales:
Nonalcoholic Beverages	$1,295,271	$1,236,261	$3,633,376	$3,547,373
All Other	84,776	92,501	246,406	275,358
Eliminations(1)	(51,563)	(57,733)	(151,062)	(175,131)
Consolidated net sales	$1,328,484	$1,271,029	$3,728,720	$3,647,600

Income from operations:
Nonalcoholic Beverages	$108,035	$48,248	$227,559	$120,613
All Other	(4,191)	5,598	(7,776)	20,601
Consolidated income from operations	$103,844	$53,846	$219,783	$141,214

Depreciation and amortization:
Nonalcoholic Beverages	$45,066	$43,067	$125,733	$128,986
All Other	3,027	2,521	8,756	7,430
Consolidated depreciation and amortization	$48,093	$45,588	$134,489	$136,416

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
(in thousands, except per share data)	2020	2019	2020	2019
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca‑Cola Consolidated, Inc.	$51,884	$13,006	$106,115	$21,545
Less dividends:
Common Stock	1,785	1,786	5,356	5,356
Class B Common Stock	559	558	1,674	1,670
Total undistributed earnings	$49,540	$10,662	$99,085	$14,519

Common Stock undistributed earnings – basic	$37,743	$8,123	$75,490	$11,066
Class B Common Stock undistributed earnings – basic	11,797	2,539	23,595	3,453
Total undistributed earnings – basic	$49,540	$10,662	$99,085	$14,519

Common Stock undistributed earnings – diluted	$37,515	$8,089	$75,034	$11,019
Class B Common Stock undistributed earnings – diluted	12,025	2,573	24,051	3,500
Total undistributed earnings – diluted	$49,540	$10,662	$99,085	$14,519

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,786	$5,356	$5,356
Common Stock undistributed earnings – basic	37,743	8,123	75,490	11,066
Numerator for basic net income per Common Stock share	$39,528	$9,909	$80,846	$16,422

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$559	$558	$1,674	$1,670
Class B Common Stock undistributed earnings – basic	11,797	2,539	23,595	3,453
Numerator for basic net income per Class B Common Stock share	$12,356	$3,097	$25,269	$5,123

	Third Quarter		First Nine Months
(in thousands, except per share data)	2020	2019	2020	2019
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,786	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	559	558	1,674	1,670
Common Stock undistributed earnings – diluted	49,540	10,662	99,085	14,519
Numerator for diluted net income per Common Stock share	$51,884	$13,006	$106,115	$21,545

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$559	$558	$1,674	$1,670
Class B Common Stock undistributed earnings – diluted	12,025	2,573	24,051	3,500
Numerator for diluted net income per Class B Common Stock share	$12,584	$3,131	$25,725	$5,170

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,232	2,232	2,228

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,430	9,413	9,430	9,409
Class B Common Stock weighted average shares outstanding – diluted	2,289	2,272	2,289	2,268

Basic net income per share:
Common Stock	$5.53	$1.39	$11.32	$2.30
Class B Common Stock	$5.53	$1.39	$11.32	$2.30

Diluted net income per share:
Common Stock	$5.51	$1.38	$11.25	$2.29
Class B Common Stock	$5.51	$1.38	$11.24	$2.28

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
(3)For periods presented during which the Company had net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Long-Term Performance Equity Plan. For periods presented during which the Company had net loss, the unvested shares granted pursuant to the Long-Term Performance Equity Plan are excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. See Note 2 for additional information on the Long-Term Performance Equity Plan.
(4)The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of the Company’s Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of shares relative to such award is prospectively removed from the denominator in the computation of diluted net income per share.
(5)The Company did not have anti-dilutive shares for any periods presented.

6.    Inventories

Inventories consisted of the following:

(in thousands)	September 27, 2020	December 29, 2019
Finished products	$125,388	$142,363
Manufacturing materials	45,425	45,267
Plastic shells, plastic pallets and other inventories	36,960	38,296
Total inventories	$207,773	$225,926

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 27, 2020	December 29, 2019
Repair parts	$28,342	$28,967
Prepaid taxes	8,099	4,359
Prepaid software	6,462	5,850
Prepaid marketing	6,134	5,658
Prepayments for sponsorship contracts	2,462	8,696
Other prepaid expenses and other current assets	18,330	15,931
Total prepaid expenses and other current assets	$69,829	$69,461

8.    Assets Held for Sale

The Company is in the process of integrating its Memphis, Tennessee manufacturing plant with its West Memphis, Arkansas operations, which is expected to greatly expand its West Memphis production capabilities and to reduce its overall production costs. Additionally, the Company is planning to open a new, automated distribution center in Whitestown, Indiana by the spring of 2021, which will allow the Company to consolidate its Anderson, Bloomington, Lafayette, Shelbyville and Speedway, Indiana warehousing and distribution operations into this one new facility. The increased capacity and automation in Whitestown will allow the Company to optimize its supply chain and to better serve its customers and consumers in Indiana and the surrounding areas.

As of September 27, 2020, certain locations of the Company, which are primarily those included in the Company’s supply chain optimization discussed above, met the accounting guidance criteria to be classified as assets held for sale. All locations classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these locations and none meet the accounting guidance criteria to be classified as discontinued operations.

Following is a summary of the assets held for sale:

(in thousands)	September 27, 2020
Land	$2,017
Buildings and leasehold and land improvements	5,019
Assets held for sale	$7,036

An impairment of $1.6 million was recorded for these locations as a result of the net book value exceeding the agreed upon purchase price of one of the locations. This impairment was recorded within cost of sales on the condensed consolidated statements of operations and within impairment of property, plant and equipment on the condensed consolidated statements of cash flows.

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	September 27, 2020	December 29, 2019	Estimated Useful Lives
Land	$81,151	$76,860
Buildings	232,828	223,500	8-50 years
Machinery and equipment	370,116	355,575	5-20 years
Transportation equipment	436,604	417,532	4-20 years
Furniture and fixtures	97,298	92,059	3-10 years
Cold drink dispensing equipment	471,607	489,050	5-17 years
Leasehold and land improvements	150,800	145,341	5-20 years
Software for internal use	129,429	128,792	3-10 years
Construction in progress	37,234	29,369
Total property, plant and equipment, at cost	2,007,067	1,958,078
Less: Accumulated depreciation and amortization	1,027,857	960,675
Property, plant and equipment, net	$979,210	$997,403

10.    Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements and also leases certain warehouse space under financing lease agreements. The Company uses the following policies and assumptions to evaluate its leases:

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

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	September 27, 2020	December 29, 2019
Weighted average remaining lease term:
Operating leases	9.7 years	10.2 years
Financing leases	13.6 years	4.8 years
Weighted average discount rate:
Operating leases	4.0%	4.1%
Financing leases	3.2%	5.7%

As of September 27, 2020, the Company had one real estate and two vehicle operating lease commitments that had not yet commenced. These lease commitments are expected to commence during the fourth quarter of 2020 and have lease terms of approximately three years. The additional lease liability associated with these lease commitments is expected to be $2.1 million.

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Cost of sales impact:
Operating lease costs	$1,397	$1,356	$4,167	$4,039
Short-term and variable leases	3,711	2,814	9,368	7,393
Depreciation expense from financing leases	643	353	1,350	1,060
Total cost of sales impact	$5,751	$4,523	$14,885	$12,492

SD&A expenses impact:
Operating lease costs	$4,846	$3,717	$14,225	$9,639
Short-term and variable leases	271	838	1,612	2,676
Depreciation expense from financing leases	772	1,139	1,914	3,415
Total SD&A expenses impact	$5,889	$5,694	$17,751	$15,730

Interest expense, net impact:
Interest expense on financing lease obligations	$613	$666	$1,120	$2,083
Total interest expense, net impact	$613	$666	$1,120	$2,083

Total lease cost	$12,253	$10,883	$33,756	$30,305

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of September 27, 2020:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2020	$5,882	$1,760	$7,642
2021	22,603	7,079	29,682
2022	19,535	7,145	26,680
2023	16,839	7,201	24,040
2024	15,336	7,396	22,732
Thereafter	91,125	63,421	154,546
Total minimum lease payments including interest	$171,320	$94,002	$265,322
Less: Amounts representing interest	31,220	17,005	48,225
Present value of minimum lease principal payments	140,100	76,997	217,097
Less: Current portion of lease liabilities - operating and financing leases	18,812	5,814	24,626
Noncurrent portion of lease liabilities - operating and financing leases	$121,288	$71,183	$192,471

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 29, 2019:

(in thousands)	Operating Leases	Financing Leases	Total
2020	$19,236	$10,611	$29,847
2021	16,815	6,215	23,030
2022	14,016	2,694	16,710
2023	11,704	2,750	14,454
2024	10,989	2,808	13,797
Thereafter	67,556	5,406	72,962
Total minimum lease payments including interest	$140,316	$30,484	$170,800
Less: Amounts representing interest	27,527	3,678	31,205
Present value of minimum lease principal payments	112,789	26,806	139,595
Less: Current portion of lease liabilities - operating and financing leases	15,024	9,403	24,427
Noncurrent portion of lease liabilities - operating and financing leases	$97,765	$17,403	$115,168

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Nine Months
(in thousands)	2020	2019
Cash flows from operating activities impact:
Operating leases	$14,134	$13,576
Interest payments on financing lease obligations	1,120	2,083
Total cash flows from operating activities impact	$15,254	$15,659

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$4,428	$6,441
Total cash flows from financing activities impact	$4,428	$6,441

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	September 27, 2020	December 29, 2019
Distribution agreements at cost	$951,677	$950,549
Less: Accumulated amortization	92,674	74,453
Distribution agreements, net	$859,003	$876,096

12.    Customer Lists and Other Identifiable Intangible Assets, Net

Customer lists and other identifiable intangible assets, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	September 27, 2020	December 29, 2019
Customer lists and other identifiable intangible assets at cost	$25,288	$25,288
Less: Accumulated amortization	12,024	10,645
Customer lists and other identifiable intangible assets, net	$13,264	$14,643

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 27, 2020	December 29, 2019
Accrued insurance costs	$47,775	$44,584
Current portion of acquisition related contingent consideration	41,912	41,087
Accrued marketing costs	35,906	34,947
Employee and retiree benefit plan accruals	27,819	33,699
Current portion of deferred payroll taxes under CARES Act	12,324	—
Accrued taxes (other than income taxes)	9,076	6,366
Checks and transfers yet to be presented for payment from zero balance cash accounts	3,140	20,199
Current deferred proceeds from Territory Conversion Fee	2,286	2,286
Commodity derivative instruments at fair market value	1,376	1,174
Federal income taxes	—	1,651
All other accrued expenses	25,908	22,841
Total other accrued liabilities	$207,522	$208,834

The Company has taken advantage of certain provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which allow an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise be due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022. The Company intends to repay a portion of the deferred payroll taxes in the next 12 months and has classified this portion as current.

14.    Derivative Financial Instruments

The Company is subject to the risk of increased costs arising from adverse changes in certain commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of commodity derivative instruments. The Company does not use commodity derivative instruments for trading or speculative purposes. These commodity derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity price risk. The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. While the Company would be exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties.

Commodity derivative instruments held by the Company are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of commodity derivative instruments are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The following table summarizes pre-tax changes in the fair values of the Company’s commodity derivative instruments and the classification of such changes in the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Cost of sales	$1,194	$487	$924	$(482)
Selling, delivery and administrative expenses	575	(74)	(949)	2,575
Total gain (loss)	$1,769	$413	$(25)	$2,093

All commodity derivative instruments are recorded at fair value as either assets or liabilities in the condensed consolidated balance sheets. The Company has master agreements with the counterparties to its commodity derivative instruments that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the condensed consolidated balance sheets and the net amounts of derivative liabilities are recognized in either other accrued liabilities or other liabilities in the condensed consolidated balance sheets. The following table summarizes the fair values of the Company’s commodity derivative instruments and the classification of such instruments in the condensed consolidated balance sheets:

(in thousands)	September 27, 2020	December 29, 2019
Assets:
Prepaid expenses and other current assets	$1,049	$1,007
Total assets	$1,049	$1,007

Liabilities:
Other accrued liabilities	$1,376	$1,174
Total liabilities	$1,376	$1,174

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	September 27, 2020	December 29, 2019
Gross commodity derivative instrument assets	$1,049	$3,298
Gross commodity derivative instrument liabilities	1,376	3,465

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	September 27, 2020	December 29, 2019
Notional amount of outstanding commodity derivative instruments	$73,010	$171,699
Latest maturity date of outstanding commodity derivative instruments	December 2020	December 2020

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

The below methods and assumptions were used by the Company in estimating the fair values of its financial instruments. There were no transfers of assets or liabilities between levels in any period presented.

Financial Instrument	Fair Value Level	Methods and Assumptions
Deferred compensation plan assets and liabilities	Level 1	The fair value of the Company’s nonqualified deferred compensation plan for certain executives and other highly compensated employees is based on the fair values of associated assets and liabilities, which are held in mutual funds and are based on the quoted market values of the securities held within the mutual funds.
Commodity derivative instruments	Level 2	The fair values of the Company’s commodity derivative instruments are based on current settlement values at each balance sheet date, which represent the estimated amounts the Company would have received or paid upon termination of these instruments. The Company’s credit risk related to the commodity derivative instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair values of commodity derivative instruments.
Nonpublic variable rate debt	Level 2	The carrying amounts of the Company’s nonpublic variable rate debt approximate the fair values due to variable interest rates with short reset periods.
Nonpublic fixed rate debt	Level 2	The fair values of the Company’s nonpublic fixed rate debt are based on estimated current market prices.
Public debt securities	Level 2	The fair values of the Company’s public debt securities are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair value of the Company’s acquisition related contingent consideration is based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize the carrying amounts and fair values by level of the Company’s deferred compensation plan, commodity derivative instruments, debt and acquisition related contingent consideration:

	September 27, 2020
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$46,602	$46,602	$46,602	$—	$—
Commodity derivative instruments	1,049	1,049	—	1,049	—
Liabilities:
Deferred compensation plan liabilities	46,602	46,602	46,602	—	—
Commodity derivative instruments	1,376	1,376	—	1,376	—
Nonpublic variable rate debt	239,882	240,000	—	240,000	—
Nonpublic fixed rate debt	374,747	402,500	—	402,500	—
Public debt securities	348,238	390,200	—	390,200	—
Acquisition related contingent consideration	448,653	448,653	—	—	448,653

	December 29, 2019
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$42,543	$42,543	$42,543	$—	$—
Commodity derivative instruments	1,007	1,007	—	1,007	—
Liabilities:
Deferred compensation plan liabilities	42,543	42,543	42,543	—	—
Commodity derivative instruments	1,174	1,174	—	1,174	—
Nonpublic variable rate debt	307,250	307,500	—	307,500	—
Nonpublic fixed rate debt	374,723	383,900	—	383,900	—
Public debt securities	347,947	367,300	—	367,300	—
Acquisition related contingent consideration	446,684	446,684	—	—	446,684

The acquisition related contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC.

The future expected sub-bottling payments extend through the life of applicable distribution assets acquired from CCR, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash income or expense recorded each reporting period.

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Beginning balance - Level 3 liability	$441,113	$412,450	$446,684	$382,898
Payments of acquisition related contingent consideration	(11,468)	(5,948)	(31,999)	(18,784)
Reclassification to current payables	(800)	(60)	(1,100)	(940)
Increase in fair value	19,808	18,749	35,068	62,017
Ending balance - Level 3 liability	$448,653	$425,191	$448,653	$425,191

The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2020 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees, partially offset by an increase in the discount rate used to calculate the fair value. The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2019 was primarily driven by a decrease in the discount rate used to calculate the fair value and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. These fair value adjustments were recorded in other expense, net in the condensed consolidated statements of operations.

The anticipated amount the Company could pay annually under acquisition related contingent consideration arrangements is expected to be in the range of $28 million to $53 million.

16.    Income Taxes

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 25.6% for the first nine months of 2020 and 28.7% for the first nine months of 2019. The decrease in the effective income tax rate was primarily driven by improved financial results.

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 26.8% for the first nine months of 2020 and 33.4% for the first nine months of 2019.

The Company had uncertain tax positions, including accrued interest, of $3.4 million on September 27, 2020 and $2.5 million on December 29, 2019, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the condensed consolidated financial statements.

Prior tax years beginning in year 2002 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state taxing authorities.

17.    Pension and Postretirement Benefit Obligations

Pension Plans

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan was frozen as of June 30, 2006 and no benefits accrued to participants after this date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to amounts currently deductible for income tax purposes.

The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Service cost	$1,659	$1,207	$4,976	$3,620
Interest cost	2,760	3,063	8,280	9,188
Expected return on plan assets	(3,382)	(2,574)	(10,148)	(7,722)
Recognized net actuarial loss	1,189	901	3,568	2,702
Amortization of prior service cost	5	5	14	17
Net periodic pension cost	$2,231	$2,602	$6,690	$7,805

The Company contributed $16.3 million to the two Company-sponsored pension plans during the first nine months of 2020 and does not anticipate making additional contributions during the fourth quarter of 2020.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Service cost	$376	$389	$1,128	$1,167
Interest cost	504	694	1,511	2,080
Recognized net actuarial loss	88	196	263	587
Amortization of prior service cost	—	(324)	—	(970)
Net periodic postretirement benefit cost	$968	$955	$2,902	$2,864

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 27, 2020	December 29, 2019
Noncurrent portion of acquisition related contingent consideration	$406,741	$405,597
Accruals for executive benefit plans	140,795	141,380
Noncurrent deferred proceeds from Territory Conversion Fee	81,162	82,877
Noncurrent deferred proceeds from Legacy Facilities Credit	28,970	29,569
Noncurrent portion of deferred payroll taxes under CARES Act	12,324	—
Other	9,369	9,143
Total other liabilities	$679,361	$668,566

19.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public or Nonpublic	September 27, 2020	December 29, 2019
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	$240,000	$262,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	—	45,000
Senior notes	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior notes(3)	11/25/2025				(45)	(52)
Debt issuance costs					(2,088)	(2,528)
Long-term debt					$962,867	$1,029,920

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

The indenture under which the Company’s public debt was issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 27, 2020. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 21.9 million cases and 22.2 million cases of finished product from SAC in the first nine months of 2020 and the first nine months of 2019, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Purchases from Southeastern	$31,196	$31,178	$94,835	$102,118
Purchases from SAC	37,006	42,870	119,225	120,309
Total purchases from manufacturing cooperatives	$68,202	$74,048	$214,060	$222,427

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2024. The amount guaranteed was $14.7 million on both September 27, 2020 and December 29, 2019. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of September 27, 2020, and there was no impairment identified in 2019.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on September 27, 2020 and $35.6 million on December 29, 2019.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of September 27, 2020, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $168.1 million.

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

21.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments to the Company’s pension and postretirement medical benefit plans, the interest rate swap on the Company’s term loan facility and the foreign currency translation for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

Following is a summary of AOCI(L) for the third quarter of 2020 and the third quarter of 2019:

(in thousands)	June 28, 2020	Pre-tax Activity	Tax Effect	September 27, 2020
Net pension activity:
Actuarial loss	$(91,381)	$1,189	$(293)	$(90,485)
Prior service costs	—	5	(1)	4
Net postretirement benefits activity:
Actuarial loss	(1,059)	88	(22)	(993)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(1,283)	402	(99)	(980)
Foreign currency translation adjustment	(14)	15	(4)	(3)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(114,081)	$1,699	$(419)	$(112,801)

(in thousands)	June 30, 2019	Pre-tax Activity	Tax Effect	September 29, 2019
Net pension activity:
Actuarial loss	$(71,332)	$901	$(222)	$(70,653)
Prior service costs	(15)	5	(1)	(11)
Net postretirement benefits activity:
Actuarial loss	(4,607)	196	(48)	(4,459)
Prior service costs	(136)	(324)	80	(380)
Interest rate swap	—	(496)	122	(374)
Foreign currency translation adjustment	(4)	(23)	6	(21)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(95,814)	$259	$(63)	$(95,618)

Following is a summary of AOCI(L) for the first nine months of 2020 and the first nine months of 2019:

(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	September 27, 2020
Net pension activity:
Actuarial loss	$(93,174)	$3,568	$(879)	$(90,485)
Prior service costs	(7)	14	(3)	4
Net postretirement benefits activity:
Actuarial loss	(1,191)	263	(65)	(993)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(270)	(942)	232	(980)
Foreign currency translation adjustment	(16)	18	(5)	(3)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(115,002)	$2,921	$(720)	$(112,801)

(in thousands)	December 30, 2018	Pre-tax Activity	Tax Effect	September 29, 2019
Net pension activity:
Actuarial loss	$(72,690)	$2,702	$(665)	$(70,653)
Prior service costs	(24)	17	(4)	(11)
Net postretirement benefits activity:
Actuarial loss	(4,902)	587	(144)	(4,459)
Prior service costs	351	(970)	239	(380)
Interest rate swap	—	(496)	122	(374)
Foreign currency translation adjustment	—	(26)	5	(21)
Reclassification of stranded tax effects	—	—	(19,720)	(19,720)
Total AOCI(L)	$(77,265)	$1,814	$(20,167)	$(95,618)

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	Third Quarter 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$363	$55	$—	$—	$418
Selling, delivery and administrative expenses	831	33	402	15	1,281
Subtotal pre-tax	1,194	88	402	15	1,699
Income tax expense	294	22	99	4	419
Total after tax effect	$900	$66	$303	$11	$1,280

	Third Quarter 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$265	$(67)	$—	$—	$198
Selling, delivery and administrative expenses	641	(61)	(496)	(23)	61
Subtotal pre-tax	906	(128)	(496)	(23)	259
Income tax expense	223	(32)	(122)	(6)	63
Total after tax effect	$683	$(96)	$(374)	$(17)	$196

	First Nine Months 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,057	$160	$—	$—	$1,217
Selling, delivery and administrative expenses	2,525	103	(942)	18	1,704
Subtotal pre-tax	3,582	263	(942)	18	2,921
Income tax expense	882	65	(232)	5	720
Total after tax effect	$2,700	$198	$(710)	$13	$2,201

	First Nine Months 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$794	$(200)	$—	$—	$594
Selling, delivery and administrative expenses	1,925	(183)	(496)	(26)	1,220
Subtotal pre-tax	2,719	(383)	(496)	(26)	1,814
Income tax expense	669	(95)	(122)	(5)	447
Total after tax effect	$2,050	$(288)	$(374)	$(21)	$1,367

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
(in thousands)	2020	2019
Accounts receivable, trade	$(19,850)	$(11,638)
Allowance for doubtful accounts	11,268	4,169
Accounts receivable from The Coca‑Cola Company	7,895	(15,509)
Accounts receivable, other	(1,475)	(9,621)
Inventories	18,153	(21,719)
Prepaid expenses and other current assets	(368)	(8,478)
Accounts payable, trade	40,937	44,506
Accounts payable to The Coca‑Cola Company	26,957	23,155
Other accrued liabilities	(2,254)	(58,493)
Accrued compensation	(13,035)	(1,946)
Accrued interest payable	1,747	1,311
Change in current assets less current liabilities	$69,975	$(54,263)

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

The Company’s fiscal year generally ends on the Sunday closest to December 31 of each year. The condensed consolidated financial statements presented are:

•The financial position as of September 27, 2020 and December 29, 2019.
•The results of operations and comprehensive income for the 13-week periods ended September 27, 2020 (the “third quarter” of fiscal 2020 (“2020”)) and September 29, 2019 (the “third quarter” of fiscal 2019 (“2019”)), and the 39-week periods ended September 27, 2020 (the “first nine months” of 2020) and September 29, 2019 (the “first nine months” of 2019).
•The changes in cash flows and equity for the first nine months of 2020 and the first nine months of 2019.

The condensed consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries, including Piedmont Coca‑Cola Bottling Partnership (“Piedmont”), the Company’s only subsidiary with a significant noncontrolling interest. This noncontrolling interest consists of The Coca‑Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 84% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company. Our purpose is to honor God in all we do, serve others, pursue excellence and grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol “COKE.”

We offer a range of nonalcoholic beverage products and flavors, including both sparkling and still beverages, designed to meet the demands of our consumers. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca‑Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks.

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

Bottle/can net pricing is based on the invoice price charged to customers reduced by any promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. The Company’s products are sold and distributed in the United States through various channels, which include selling directly to customers, including grocery stores, mass merchandise stores, club stores, convenience stores and drug stores, selling to “on-premise” accounts, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, and selling through other channels such as vending machine outlets.

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

Executive Summary

Physical case volume increased 3.9% in the third quarter of 2020, as sales of multi-serve packages in larger retail stores remained strong and single-serve sales began to gradually improve in small stores and accounts where our products are consumed on-premise. Sparkling category volume increased 3.6% in the third quarter of 2020, while Still beverages grew 4.5%. Still beverage sales are more tied to smaller outlets than our Sparkling category, and sales of Still products improved as certain government-imposed restrictions were eased or lifted during the third quarter. While volume growth was strong for the third quarter of 2020, sales volume softened in the last two months of the quarter.

Revenue increased 4.5% in the third quarter of 2020. Revenue from our bottle/can Sparkling beverages increased 7.0% in the third quarter of 2020, driven primarily by volume growth and price realization within this category. Sales of multi-serve PET packages were especially strong in the quarter as we adjusted our commercial plans to emphasize PET packages and limit product assortment in cans as demand for aluminum cans has exceeded supply this year. Revenue from our Still beverages increased 6.0% in the third quarter of 2020 as a result of higher sales volume in small stores and on-premise outlets. Revenue from fountain syrup, which is primarily sold through restaurants, convenience stores, amusement parks, and other on-premise outlets, declined $19.5 million, or 35.2%, during the third quarter of 2020. While the decline in fountain syrup revenue was significant, we are experiencing gradual improvement within this revenue stream as compared to the second quarter of 2020, as traffic continues to increase at our on-premise outlets.

For the first nine months of 2020, revenue increased $81.1 million, or 2.2%. While sales within our Sparkling and Still categories grew 5.8% and 3.2% for the first nine months of 2020, respectively, fountain syrup sales decreased 33.8%.

Gross profit increased $40.2 million, or 9.3%, in the third quarter of 2020, while gross margin increased 160 basis points to 35.6%. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section below, gross profit increased $39.0 million, or 9.0%, in the third quarter of 2020. The improvement in gross profit and gross margin was primarily due to price realization within our Sparkling category, favorable input costs, and lower manufacturing costs. Gross profit in the first nine months of 2020 increased $49.7 million, or 4.0%, while gross margin increased 60 basis points to 35.1%. On an adjusted basis, gross profit increased $47.9 million compared to the first nine months of 2019.

Selling, delivery and administrative (“SD&A”) expenses in the third quarter of 2020 decreased $9.8 million, or 2.6%. SD&A expenses as a percentage of net sales decreased 210 basis points in the third quarter of 2020. Adjusted SD&A expenses in the third quarter of 2020 decreased $7.4 million, or 2.0%. The decrease in SD&A expenses related to lower labor and benefits costs as a result of adjustments we made to our operating model earlier in the year in response to COVID-19-related impacts on our business. Additionally, we generated favorable results in a number of expense categories due to the diligent management of our variable operating expenses. SD&A expenses in the first nine months of 2020 decreased $28.8 million, or 2.6%. SD&A expenses as a percentage of net sales decreased 140 basis points in the first nine months of 2020 as compared to the first nine months of 2019.

Income from operations in the third quarter of 2020 was $103.8 million, compared to $53.8 million in the third quarter of 2019, an increase of 92.9%. Adjusted income from operations in the third quarter of 2020 was $105.2 million, an increase of 79.1%. For the first nine months of 2020, income from operations increased $78.6 million to $219.8 million. Adjusted income from operations in the first nine months of 2020 was $223.6 million, an increase of $66.6 million, or 42.4%, compared to the first nine months of 2019.

Net income in the third quarter of 2020 was $51.9 million, compared to $13.0 million in the third quarter of 2019, an improvement of $38.9 million. Net income in the third quarter of 2020 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven by changes in future cash flow projections. Fair value adjustments to this liability are non-cash in nature and a routine part of our quarterly financial closing process. Net income increased $84.6 million for the first nine months of 2020 to $106.1 million, as compared to the first nine months of 2019.

Cash flows provided by operations for the first nine months of 2020 were $376.4 million, compared to $204.6 million for the first nine months of 2019. The significant increase in operating cash flows for the first nine months of 2020 was primarily a result of our strong operating performance and working capital improvement, primarily related to a reduction in inventory, the timing of accounts payable and the deferral of payroll taxes permitted under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

COVID-19 Impact on Consumer, Customer, Teammate and Community Safety

The Company continues to diligently monitor the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its consumers, customers, teammates, suppliers and distribution network. Our business has been recognized by the United States Department of Homeland Security and state and local governments in the communities in which we operate as “essential,” as all of our teammates support beverage manufacturing and distribution.

The Company has taken the following actions to protect its consumers, customers, teammates and communities, while it continues to manufacture and distribute products:

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
•We have established a process for the reporting of COVID-19 symptoms, exposures and positive test results of teammates and of incidents in customer accounts that our teammates have serviced. This reporting process enables the Company to follow appropriate quarantine protocols and to communicate to its workforce in a timely and appropriate manner.
•We have increased our communications with teammates through podcasts, meetings, videos and emails about safety protocols, Personal Protective Equipment (“PPE”), such as disposable gloves and masks, and CDC requirements and recommendations.
•We have increased sanitation protocols to sanitize equipment and common areas multiple times per day in order to mitigate risk and exposure situations.
•We have promoted hygiene practices recommended by the CDC, including social distancing requiring six or more feet between teammates where possible, and staggered work start and stop times and lunch breaks.
•We have utilized daily health and wellness monitoring, PPE and other measures to promote workplace safety and remain in compliance with local or state regulatory requirements.
•We have restricted access to our facilities for non-essential visitors, vendors and contractors. For essential visitors, vendors and contractors, we require health and wellness certifications to be completed and the use of PPE as the Company determines appropriate.
•We have restricted business travel to “essential travel” to curtail exposure risk for all teammates.
•We have provided sanitation solution and supplies for our front-line teammates who interact with our products, customers and communities.
•We have implemented work-from-home routines for teammates whose work duties permit it and are utilizing virtual technology to replace many of our in-person meetings.
•We have developed a comprehensive Return to Office Program of Guidelines to manage a phased, measured approach and to prepare our higher density locations with safety modifications, signage and process changes to promote a safe work environment.
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

Expected COVID-19 Impact on the Company

We do not currently expect the COVID-19 pandemic to materially impact our liquidity position or access to capital in the short term. As of September 27, 2020, we had $164.8 million of cash and cash equivalents. In addition, our revolving credit facility matures in 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. We had no outstanding borrowings under the revolving credit facility as of September 27, 2020.

Our supply chain is dependent on aluminum as a key raw material in the production of aluminum cans, which are used to package many of our products. During the COVID-19 pandemic, beverage consumption has shifted from “on-premise” accounts, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, to homes and consumers have favored the portability and storability of aluminum cans as they spend more time at home. Additionally, the alcoholic and nonalcoholic beverage industries continue to introduce many new canned product offerings, further increasing the demand for aluminum cans. These factors have impacted the supply of aluminum cans. We have made changes to our typical sourcing model and product offerings to address constraints in the supply of aluminum cans, including sourcing aluminum cans from international locations and limiting our canned product package offerings. We will continue to monitor and react as needed to the limited supply of aluminum cans in the marketplace.

We do not expect any material impairments or adjustments to the fair values of our assets as a result of the COVID-19 pandemic. Through the normal course of business, we have assessed the collectability of our receivables, including COVID-19-related collectability risk, and have recorded any expected losses. Further, there have been no triggering events identified in the first nine months of 2020 that would indicate an impairment of our long-lived assets, goodwill or other intangible assets. We will continue to monitor the valuation of our assets and the collectability of our receivables and record any adjustments as necessary.

We have assessed COVID-19-related circumstances around work routines, including remote work arrangements, and the impact on our internal controls over financial reporting. We do not anticipate any material impact to our control procedures that would materially affect our internal controls over financial reporting.

Areas of Emphasis

Key priorities for the Company include commercial execution, revenue management, supply chain optimization and cash flow generation.

Commercial Execution: Our success is dependent on our ability to execute our commercial strategy within our customers’ stores. Our ability to obtain shelf space within stores and remain in-stock across our portfolio of brands and packages in a profitable manner will have a significant impact on our results. We are focused on execution at every step in our supply chain, including raw material and finished products procurement, manufacturing conversion, transportation, warehousing and distribution, to ensure in-store execution can occur. We are investing in tools and technology to enable our teammates to operate more effectively and efficiently with our customers and drive value in our business for the long term.

Revenue Management: Our revenue management strategy focuses on pricing our brands and packages optimally within product categories and channels, creating effective working relationships with our customers and making disciplined fact-based decisions. Pricing decisions are made considering a variety of factors, including brand strength, competitive environment, input costs, the roles certain brands play in our product portfolio and other market conditions.

Supply Chain Optimization: In October 2017, we completed a multi-year series of transactions through which we acquired and exchanged distribution territories and manufacturing facilities (the “System Transformation”). We are focused on optimizing our supply chain as we continue to integrate the acquired territories and facilities into our operations. We are in the process of integrating our Memphis, Tennessee manufacturing plant with our West Memphis, Arkansas operations, which is expected to greatly expand our West Memphis production capabilities and to reduce our overall production costs. Additionally, we are planning to open a new, automated distribution center in Whitestown, Indiana by the spring of 2021, which will allow us to consolidate our Anderson, Bloomington, Lafayette, Shelbyville and Speedway, Indiana warehousing and distribution operations into this one new facility. The increased capacity and automation in Whitestown will allow us to optimize our supply chain and to better serve our customers and consumers in Indiana and the surrounding areas. We will continue to look for opportunities to invest in our supply chain to optimize our costs.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and to focus on strengthening our balance sheet.

Results of Operations

Third Quarter Results

The Company’s results of operations for the third quarter of 2020 and the third quarter of 2019 are highlighted in the table below and discussed in the following paragraphs.

	Third Quarter
(in thousands)	2020	2019	Change
Net sales	$1,328,484	$1,271,029	$57,455
Cost of sales	856,046	838,805	17,241
Gross profit	472,438	432,224	40,214
Selling, delivery and administrative expenses	368,594	378,378	(9,784)
Income from operations	103,844	53,846	49,998
Interest expense, net	9,033	10,965	(1,932)
Other expense, net	21,394	20,711	683
Income before income taxes	73,417	22,170	51,247
Income tax expense	18,363	6,624	11,739
Net income	55,054	15,546	39,508
Less: Net income attributable to noncontrolling interest	3,170	2,540	630
Net income attributable to Coca‑Cola Consolidated, Inc.	$51,884	$13,006	$38,878
Other comprehensive income, net of tax	1,280	196	1,084
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$53,164	$13,202	$39,962

Net Sales

Net sales increased $57.5 million, or 4.5%, to $1.33 billion in the third quarter of 2020, as compared to $1.27 billion in the third quarter of 2019. The increase in net sales was primarily attributable to the following (in millions):

Third Quarter 2020	Attributable to:
$53.9	Increase in net sales related to increased sales volume
34.4	Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
(30.8)	Decrease in net sales related to the decrease in fountain syrup sales mainly sold in on-premise outlets, which have been impacted by COVID-19
$57.5	Total increase in net sales

Net sales by product category were as follows:

	Third Quarter
(in thousands)	2020	2019	% Change
Bottle/can sales:
Sparkling beverages	$703,549	$657,522	7.0%
Still beverages	464,921	438,603	6.0%
Total bottle/can sales	1,168,470	1,096,125	6.6%

Other sales:
Sales to other Coca‑Cola bottlers	84,852	83,250	1.9%
Post-mix and other	75,162	91,654	(18.0)%
Total other sales	160,014	174,904	(8.5)%

Total net sales	$1,328,484	$1,271,029	4.5%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	Third Quarter		Bottle/Can Sales
Product Category	2020	2019	Volume % Change
Sparkling beverages	67.5%	67.7%	3.6%
Still beverages	32.5%	32.3%	4.5%
Total bottle/can sales volume	100.0%	100.0%	3.9%

As the Company introduces new products, it reassesses the category assigned to its products at the SKU level, therefore categorization could differ from previously presented results to conform with current period categorization. Any differences are not material.

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing facilities to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $17.2 million, or 2.1%, to $856.0 million in the third quarter of 2020, as compared to $838.8 million in the third quarter of 2019. The increase in cost of sales was primarily attributable to the following (in millions):

Third Quarter 2020	Attributable to:
$(24.3)	Decrease in cost of sales related to the decrease in fountain syrup sales mainly sold in on-premise outlets, which have been impacted by COVID-19
22.5	Increase in cost of sales related to increased sales volume
12.8	Increase in cost of sales primarily related to the change in product mix to meet consumer preferences
6.2	Other
$17.2	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $33.8 million in the third quarter of 2020, as compared to $34.8 million in the third quarter of 2019.

Shipping and handling costs related to the movement of finished products from manufacturing facilities to distribution centers are included in cost of sales. The Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to distribution networks in cost of sales. Shipping and handling costs related to the movement of finished products from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses.

Selling, Delivery and Administrative Expenses

SD&A expenses include the following: sales management labor costs, distribution costs resulting from transporting finished products from distribution centers to customer locations, distribution center overhead including depreciation expense, distribution center warehousing costs, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangible assets and administrative support labor and operating costs.

SD&A expenses decreased by $9.8 million, or 2.6%, to $368.6 million in the third quarter of 2020, as compared to $378.4 million in the third quarter of 2019. SD&A expenses as a percentage of net sales decreased to 27.7% in the third quarter of 2020 from 29.8% in the third quarter of 2019. The decrease in SD&A expenses was primarily attributable to the following (in millions):

Third Quarter 2020	Attributable to:
$(7.9)	Decrease in payroll and employee benefit costs, primarily as a result of the elimination of certain field-based positions and reduced overtime hours
(1.9)	Other
$(9.8)	Total decrease in SD&A expenses

Shipping and handling costs included in SD&A expenses were $155.8 million in the third quarter of 2020 and $161.0 million in the third quarter of 2019.

Interest Expense, Net

Interest expense, net decreased $1.9 million, or 17.6%, to $9.0 million in the third quarter of 2020, as compared to $11.0 million in the third quarter of 2019. The decrease was primarily a result of lower average interest rates and lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	Third Quarter
(in thousands)	2020	2019
Increase in the fair value of the acquisition related contingent consideration liability	$19,808	$18,749
Non-service cost component of net periodic benefit cost	1,586	1,962
Total other expense, net	$21,394	$20,711

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Company’s comprehensive beverage agreement, which extend through the life of the applicable distribution assets, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections of the distribution territories subject to sub-bottling fees. The life of these distribution assets is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

The increase in the fair value of the acquisition related contingent consideration liability during the third quarter of 2020 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability during the third quarter of 2019 was primarily driven by a decrease in the discount rate used to calculate the fair value.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 25.0% for the third quarter of 2020 and 29.9% for the third quarter of 2019. The decrease in the effective income tax rate was primarily driven by improved financial results. The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 26.1% for the third quarter of 2020 and 33.7% for the third quarter of 2019.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.2 million in the third quarter of 2020 and $2.5 million in the third quarter of 2019, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.3 million in the third quarter of 2020 and $0.2 million in the third quarter of 2019.

First Nine Months Results

Our results of operations for the first nine months of 2020 and the first nine months of 2019 are highlighted in the table below and discussed in the following paragraphs.

	First Nine Months
(in thousands)	2020	2019	Change
Net sales	$3,728,720	$3,647,600	$81,120
Cost of sales	2,421,686	2,390,289	31,397
Gross profit	1,307,034	1,257,311	49,723
Selling, delivery and administrative expenses	1,087,251	1,116,097	(28,846)
Income from operations	219,783	141,214	78,569
Interest expense, net	27,778	35,846	(8,068)
Other expense, net	39,826	67,743	(27,917)
Income before income taxes	152,179	37,625	114,554
Income tax expense	38,911	10,801	28,110
Net income	113,268	26,824	86,444
Less: Net income attributable to noncontrolling interest	7,153	5,279	1,874
Net income attributable to Coca‑Cola Consolidated, Inc.	$106,115	$21,545	$84,570
Other comprehensive income, net of tax	2,201	1,367	834
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$108,316	$22,912	$85,404

Net Sales

Net sales increased $81.1 million, or 2.2%, to $3.73 billion in the first nine months of 2020, as compared to $3.65 billion in the first nine months of 2019. The increase in net sales was primarily attributable to the following (in millions):

First Nine Months 2020	Attributable to:
$104.7	Increase in net sales related to increased sales volume
(55.2)	Decrease in net sales related to the decrease in fountain syrup sales mainly sold in on-premise outlets, which have been impacted by COVID-19
38.5	Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
(6.9)	Other
$81.1	Total increase in net sales

Net sales by product category were as follows:

	First Nine Months
(in thousands)	2020	2019	% Change
Bottle/can sales:
Sparkling beverages	$2,040,139	$1,928,297	5.8%
Still beverages	1,239,335	1,200,971	3.2%
Total bottle/can sales	3,279,474	3,129,268	4.8%

Other sales:
Sales to other Coca‑Cola bottlers	249,994	254,200	(1.7)%
Post-mix and other	199,252	264,132	(24.6)%
Total other sales	449,246	518,332	(13.3)%

Total net sales	$3,728,720	$3,647,600	2.2%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	First Nine Months		Bottle/Can Sales
Product Category	2020	2019	Volume % Change
Sparkling beverages	69.9%	69.7%	3.7%
Still beverages	30.1%	30.3%	2.7%
Total bottle/can sales volume	100.0%	100.0%	3.4%

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

Cost of Sales

Cost of sales increased $31.4 million, or 1.3%, to $2.42 billion in the first nine months of 2020, as compared to $2.39 billion in the first nine months of 2019. The increase in cost of sales was primarily attributable to the following (in millions):

First Nine Months 2020	Attributable to:
$50.4	Increase in cost of sales related to increased sales volume
(42.1)	Decrease in cost of sales related to the decrease in fountain syrup sales mainly sold in on-premise outlets, which have been impacted by COVID-19
17.7	Increase in cost of sales primarily related to the change in product mix to meet consumer preferences
5.4	Other
$31.4	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $90.4 million in the first nine months of 2020, as compared to $100.8 million in the first nine months of 2019.

Selling, Delivery and Administrative Expenses

SD&A expenses decreased by $28.8 million, or 2.6%, to $1.09 billion in the first nine months of 2020, as compared to $1.12 billion in the first nine months of 2019. SD&A expenses as a percentage of net sales decreased to 29.2% in the first nine months of 2020 from 30.6% in the first nine months of 2019. The decrease in SD&A expenses was primarily attributable to the following (in millions):

First Nine Months 2020	Attributable to:
$(16.7)	Decrease in payroll, employee benefit costs and incentive compensation, primarily as a result of the elimination of certain field-based positions and reduced overtime hours
(13.8)	Decrease in a number of expense categories due to reductions in discretionary spending, including travel and entertainment
1.7	Other
$(28.8)	Total decrease in SD&A expenses

Shipping and handling costs included in SD&A expenses were $465.0 million in the first nine months of 2020 and $465.7 million in the first nine months of 2019.

Interest Expense, Net

Interest expense, net decreased $8.1 million, or 22.5%, to $27.8 million in the first nine months of 2020, as compared to $35.8 million in the first nine months of 2019. The decrease was primarily a result of lower average interest rates and lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	First Nine Months
(in thousands)	2020	2019
Increase in the fair value of the acquisition related contingent consideration liability	$35,068	$62,017
Non-service cost component of net periodic benefit cost	4,758	5,882
Other	—	(156)
Total other expense, net	$39,826	$67,743

The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2020 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees, partially offset by an increase in the discount rate used to calculate the fair value. The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2019 was primarily driven by a decrease in the discount rate used to calculate the fair value and changes in future cash flow projections of the distribution territories subject to sub-bottling fees.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 25.6% for the first nine months of 2020 and 28.7% for the first nine months of 2019. The decrease in the effective income tax rate was primarily driven by improved financial results. The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 26.8% for the first nine months of 2020 and 33.4% for the first nine months of 2019.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $7.2 million in the first nine months of 2020 and $5.3 million in the first nine months of 2019, each related to the portion of Piedmont owned by The Coca‑Cola Company.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $2.2 million in the first nine months of 2020 and $1.4 million in the first nine months of 2019.

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

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Net sales:
Nonalcoholic Beverages	$1,295,271	$1,236,261	$3,633,376	$3,547,373
All Other	84,776	92,501	246,406	275,358
Eliminations(1)	(51,563)	(57,733)	(151,062)	(175,131)
Consolidated net sales	$1,328,484	$1,271,029	$3,728,720	$3,647,600

Income from operations:
Nonalcoholic Beverages	$108,035	$48,248	$227,559	$120,613
All Other	(4,191)	5,598	(7,776)	20,601
Consolidated income from operations	$103,844	$53,846	$219,783	$141,214

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Third Quarter 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$472,438	$368,594	$103,844	$73,417	$51,884	$5.53
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	19,808	14,895	1.59
Fair value adjustments for commodity derivative instruments(2)	(1,194)	575	(1,769)	(1,769)	(1,330)	(0.14)
Supply chain and asset optimization(3)	3,122	—	3,122	3,122	2,348	0.25
Other tax adjustments(4)	—	—	—	—	(421)	(0.04)
Total reconciling items	1,928	575	1,353	21,161	15,492	1.66
Adjusted results (non-GAAP)	$474,366	$369,169	$105,197	$94,578	$67,376	$7.19

	Third Quarter 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$432,224	$378,378	$53,846	$22,170	$13,006	$1.39
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	18,749	14,099	1.51
Fair value adjustments for commodity derivative instruments(2)	(487)	(74)	(413)	(413)	(311)	(0.04)
Supply chain and asset optimization(3)	3,581	—	3,581	3,581	2,693	0.29
Capitalization threshold change for certain assets(5)	—	(1,732)	1,732	1,732	1,302	0.14
Other tax adjustments(4)	—	—	—	—	1,482	0.15
Total reconciling items	3,094	(1,806)	4,900	23,649	19,265	2.05
Adjusted results (non-GAAP)	$435,318	$376,572	$58,746	$45,819	$32,271	$3.44

	First Nine Months 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,307,034	$1,087,251	$219,783	$152,179	$106,115	$11.32
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	35,068	26,371	2.81
Fair value adjustments for commodity derivative instruments(2)	(924)	(949)	25	25	19	—
Supply chain and asset optimization(3)	4,441	601	3,840	3,840	2,888	0.31
Other tax adjustments(4)	—	—	—	—	(1,103)	(0.11)
Total reconciling items	3,517	(348)	3,865	38,933	28,175	3.01
Adjusted results (non-GAAP)	$1,310,551	$1,086,903	$223,648	$191,112	$134,290	$14.33

	First Nine Months 2019
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,257,311	$1,116,097	$141,214	$37,625	$21,545	$2.30
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	62,017	46,637	4.98
Fair value adjustments for commodity derivative instruments(2)	482	2,575	(2,093)	(2,093)	(1,574)	(0.17)
Supply chain and asset optimization(3)	4,875	—	4,875	4,875	3,666	0.39
Capitalization threshold change for certain assets(5)	—	(6,111)	6,111	6,111	4,595	0.49
System Transformation expenses(6)	—	(6,915)	6,915	6,915	5,200	0.56
Other tax adjustments(4)	—	—	—	—	(2,178)	(0.24)
Total reconciling items	5,357	(10,451)	15,808	77,825	51,146	6.01
Adjusted results (non-GAAP)	$1,262,668	$1,105,646	$157,022	$115,450	$72,691	$8.31

Following is an explanation of non-GAAP adjustments:

(1)This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and future cash flow projections of the distribution territories subject to sub-bottling fees.

(2)The Company enters into commodity derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity risk. The Company accounts for its commodity derivative instruments on a mark-to-market basis.

(3)Adjustment reflects expenses within the Nonalcoholic Beverages segment related to the impairment and accelerated depreciation of property, plant and equipment as the Company continues to optimize efficiency opportunities across its business.

(4)Adjustment reflects the impact from reconciling items to reported results on the annualized adjusted effective income tax rate.

(5)Adjustment reflects additional expense for the prospective change of increasing the capitalization thresholds in 2019 on certain low-cost, short-lived assets.

(6)Adjustment reflects expenses incurred during the applicable period of 2019 related to the System Transformation, which primarily includes information technology system conversions.

Financial Condition

Total assets were $3.31 billion as of September 27, 2020, which was an increase of $186.0 million from December 29, 2019. Net working capital, defined as current assets less current liabilities, was $292.9 million as of September 27, 2020, which was an increase of $84.8 million from December 29, 2019.

Significant changes in net working capital as of September 27, 2020 as compared to December 29, 2019 were as follows:

•An increase in cash and cash equivalents of $155.2 million primarily as a result of our strong operating performance and working capital improvement, primarily related to a reduction in inventory, the timing of accounts payable and the deferral of payroll taxes permitted under the CARES Act.
•A decrease in inventory of $18.2 million, primarily as a result of higher than expected sales volume and a shift in product offerings during the COVID-19 pandemic.
•An increase in accounts payable, trade of $47.2 million and an increase in accounts payable to The Coca‑Cola Company of $27.0 million, both primarily as a result of the timing of cash payments.
•A decrease in other accrued compensation of $13.0 million, primarily as a result of the timing of bonus and incentive payments during the first quarter of each fiscal year.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of September 27, 2020, the Company had $164.8 million of cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or sources of capital.

The Company’s long-term debt as of September 27, 2020 and December 29, 2019 was as follows:

(in thousands)	Maturity Date	September 27, 2020	December 29, 2019
Term loan facility(1)	6/7/2021	$240,000	$262,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	—	45,000
Senior notes and unamortized discount on senior notes(2)	11/25/2025	349,955	349,948
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(2,088)	(2,528)
Long-term debt		$962,867	$1,029,920

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

As discussed below under “Cash Flows From Financing Activities,” in 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife Investment Advisors, LLC (“MetLife”) and certain of its affiliates. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company. As of September 27, 2020, the Company had no outstanding borrowings under the revolving credit facility, and, therefore, had $500 million borrowing capacity available.

The indenture under which the Company’s public debt was issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 27, 2020. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s Board of Directors has declared, and the Company has paid, dividends on the Common Stock and Class B Common Stock each quarter since 1994. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. During the first quarter of 2020, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to stable from negative. Moody’s rating outlook for the Company is stable. As of September 27, 2020, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of September 27, 2020, interest expense for the next 12 months would increase by approximately $1.4 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Beginning balance - Level 3 liability	$441,113	$412,450	$446,684	$382,898
Payments of acquisition related contingent consideration	(11,468)	(5,948)	(31,999)	(18,784)
Reclassification to current payables	(800)	(60)	(1,100)	(940)
Increase in fair value	19,808	18,749	35,068	62,017
Ending balance - Level 3 liability	$448,653	$425,191	$448,653	$425,191

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Nine Months
(in thousands)	2020	2019
Cash Sources:
Net cash provided by operating activities(1)	$376,401	$204,583
Borrowings under revolving credit facility	235,000	331,339
Proceeds from issuance of senior notes	—	100,000
Proceeds from the sale of property, plant and equipment	2,397	1,028
Total cash sources	$613,798	$636,950

Cash Uses:
Payments on revolving credit facility	$280,000	$376,339
Payments on term loan facility and senior notes	22,500	132,500
Additions to property, plant and equipment	110,717	96,747
Payments of acquisition related contingent consideration	31,999	18,784
Cash dividends paid	7,030	7,026
Payments on financing lease obligations	4,428	6,441
Other distribution agreements	—	4,654
Other	1,915	2,018
Total cash uses	$458,589	$644,509
Net increase (decrease) in cash during period	$155,209	$(7,559)

(1)Net cash provided by operating activities in the first nine months of 2020 included net income tax payments of $36.9 million and pension plan contributions of $16.3 million. Net cash provided by operating activities in the first nine months of 2019 included net income tax payments of $5.5 million and pension plan contributions of $4.9 million.

Cash Flows From Operating Activities

During the first nine months of 2020, cash provided by operating activities was $376.4 million, which was an increase of $171.8 million as compared to the first nine months of 2019. The increase was primarily a result of our strong operating performance and working capital improvement, primarily related to a reduction in inventory, the timing of accounts payable and the deferral of payroll taxes permitted under the CARES Act.

The Company has taken advantage of certain provisions of the CARES Act, which allow an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise be due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022.

Cash Flows From Investing Activities

During the first nine months of 2020, cash used in investing activities was $110.1 million, which was an increase of $8.0 million as compared to the first nine months of 2019. The increase was primarily a result of additions to property, plant and equipment, which were $110.7 million during the first nine months of 2020 and $96.7 million during the first nine months of 2019. There were $25.5 million and $8.9 million of additions to property, plant and equipment accrued in accounts payable, trade as of September 27, 2020 and September 29, 2019, respectively.

The Company anticipates additions to property, plant and equipment for the full year 2020 will be $180 million to $200 million, with remaining anticipated expenditures in the fourth quarter of 2020 of $70 million to $90 million.

Cash Flows From Financing Activities

During the first nine months of 2020, cash used in financing activities was $111.1 million, which was an increase of $1.0 million as compared to the first nine months of 2019. The Company repaid $67.5 million of debt during the first nine months of 2020.

The Company had cash payments for acquisition related contingent consideration of $32.0 million during the first nine months of 2020 and $18.8 million during the first nine months of 2019. The Company anticipates the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $28 million to $53 million.

In 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife and certain of its affiliates pursuant to a note purchase and private shelf agreement, dated January 23, 2019, between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears, and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance the senior notes due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

Critical Accounting Policies

See Note 1, Note 3 and Note 10 to the condensed consolidated financial statements for information on the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. As of September 27, 2020, the Company had guaranteed $14.7 million of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 20 to the condensed consolidated financial statements for additional information.

Hedging Activities

The Company uses commodity derivative instruments to manage its exposure to fluctuation in certain commodity prices. Fees paid by the Company for commodity derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its commodity derivative instruments that provide for net settlement of derivative transactions. The net impact of the commodity derivative instruments on the condensed consolidated statements of operations was as follows:

	Third Quarter		First Nine Months
(in thousands)	2020	2019	2020	2019
Increase (decrease) in cost of sales	$(814)	$2,984	$1,778	$8,779
Increase (decrease) in SD&A expenses	296	582	3,291	(1,403)
Net impact	$(518)	$3,566	$5,069	$7,376

Cautionary Information Regarding Forward-Looking Statements

Certain statements contained in this report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, Company plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, capital investment and financing plans, net sales, cost of sales, SD&A expenses, gross profit, income tax rates, net income per diluted share, dividends, pension plan contributions and estimated acquisition related contingent consideration payments; statements regarding the outcome or impact of certain recent accounting pronouncements and pending or threatened litigation; or statements regarding the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations or cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of September 27, 2020, interest expense for the next 12 months would increase by approximately $1.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on the unhedged portion of the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Company’s comprehensive beverage agreement. As a result, any changes in the underlying risk-free interest rate will impact the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense or income recorded each reporting period.

The Company is exposed to certain market risks and commodity price risk that arise in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for trading or speculative purposes.

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $56.3 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2020.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has significantly impacted our business and results of operations, as government-imposed restrictions on social and commercial activity to promote social distancing have caused significant changes to consumer purchasing behavior. Governmental and societal impositions of restrictions on public gatherings have had, and we expect will continue to have, adverse effects on our business, including, but not limited to, the following:

•Due to the closing or restricted operations of many public locations, we have experienced a decrease in sales volume in “on-premise” accounts, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities. This negative trend is likely to continue for the remainder of 2020, and, if the COVID‑19 pandemic continues or intensifies, its negative impact on our net sales may persist or become more severe. We have experienced increased sales volume in our larger retail customer outlets as consumers stock up on certain of our products with the expectation of spending more time at home during the pandemic; however, such increased sales volume may not continue in the long term and may not offset the pressure we are experiencing in our on-premise customer outlets.

•Consumer demand has shifted from higher margin products sold for immediate consumption through smaller retail stores and on-premise locations to lower margin, take home products sold in grocery stores, mass merchandise stores and club stores. We expect this shift in consumer purchasing behavior to continue while shelter-in-place and social distancing behaviors are mandated or encouraged, and possibly for a period of time thereafter.

•Deteriorating economic conditions in our territories, such as increasing unemployment, decreasing disposable income, declining consumer confidence, or economic slowdowns or recessions, could cause an overall decrease in demand for our products or a shift in the types of products sold.

•Disruptions in our concentrate suppliers’ production and distribution operations could increase concentrate costs and create delays in delivery of concentrate, which could adversely impact our ability to manufacture and distribute certain products. Further, disruptions in supply chains have placed, and may continue to place, constraints on our ability to procure beverage containers, such as plastic bottles and aluminum cans. These supply chain disruptions have increased, and in the future could increase further, our packaging costs and alter the product offerings to our customers.

•We may be required to write off obsolete inventory, accounts receivable and balances of advanced funding provided to customers that permanently close or suffer financial hardships as a result of the COVID-19 pandemic.

•The current uncertain credit market conditions and the actual or perceived effects on our financial condition and results of operations, along with the current unfavorable economic environment in the United States, may increase the likelihood that one or more of the nationally recognized rating agencies will downgrade our credit ratings, which could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position.

•Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means to finance the cost of stimulus packages and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Alternatively, concerns about the difficulty or desirability of financing additional fiscal stimulus at the federal level could prevent such stimulus from being authorized in a timely manner or at all. Such actions could have an adverse effect on our results of operations or cash flows.

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

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	First Amended and Restated Revolving Credit Loan Agreement, dated as of October 7, 2020, by and between the Company and Piedmont Coca‑Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 13, 2020 (File No. 0-9286).
4.2	Form of Demand Short-Term Promissory Note (included in Exhibit 4.1 above).	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 2020 (File No. 0-9286).
10.1	First Amendment to Lease Agreement, dated as of June 30, 2020, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2020 (File No. 0-9286).
10.2*	Separation Agreement and Release, dated as of July 14, 2020, by and between the Company and William J. Billiard.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 0-9286).
10.3
Amendment No. 3 to Limited Liability Company Agreement of CONA Services LLC, dated as of August 5, 2020 and effective as of January 1, 2019, by and among the Company, The Coca‑Cola Company and the other bottlers named therein.
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

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: November 3, 2020	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: November 3, 2020	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)