Form 10-K
period 2020-12-31
Coca-Cola Consolidated, Inc.
filed 2021-02-26
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number: 0-9286

COCA-COLA CONSOLIDATED, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca-Cola Plaza Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 557-4400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	COKE	NASDAQ Global Select Market
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Market Value as of June 28, 2020
Common Stock, par value $l.00 per share	$1,031,004,025
Class B Common Stock, par value $l.00 per share	*
*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time at the option of the holder.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 29, 2021
Common Stock, par value $1.00 per share	7,141,447
Class B Common Stock, par value $1.00 per share	2,232,242
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this report to the extent described herein.

COCA‑COLA CONSOLIDATED, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

i

PART I

Item 1.Business.

Introduction

Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, “Coca‑Cola Consolidated,” the “Company,” “we,” “us” or “our”), distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 84% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God in all we do, serve others, pursue excellence and grow profitably.

Ownership

J. Frank Harrison, III, the Chairman of the Board of Directors and Chief Executive Officer of the Company, together with the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr., control shares representing approximately 86% of the total voting power of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis. As of December 31, 2020, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

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

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies:

Sparkling Beverages		Still Beverages
The Coca-Cola Company Products:
Barqs Root Beer	Fanta Zero	AHA	Honest Tea
Cherry Coca-Cola	Fresca	Coca-Cola Energy	Hubert’s Lemonade
Cherry Coca-Cola Zero	Mello Yello	Coca-Cola with Coffee	Minute Maid Juices To Go
Coca-Cola	Mello Yello Zero	Core Power	Peace Tea
Coca-Cola Orange Vanilla	Minute Maid Sparkling	Dasani	POWERade
Coca-Cola Vanilla	Pibb Xtra	Dasani Flavors	POWERade Zero
Coca-Cola Zero Sugar	Seagrams Ginger Ale	FUZE	Tum-E Yummies
Diet Barqs Root Beer	Sprite	glacéau smartwater	Yup Milk
Diet Coke	Sprite Zero Sugar	glacéau vitaminwater
Fanta		Gold Peak Tea

Products Licensed to Us by Other Beverage Companies:
Diet Dr Pepper	Sundrop	BodyArmor products	Monster Energy products
Diet Sundrop		Dunkin’ Donuts products	NOS®
Dr Pepper		Full Throttle	Reign products

Beverage Distribution and Manufacturing Agreements

We have rights to distribute, promote, market and sell certain nonalcoholic beverages of The Coca‑Cola Company pursuant to comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”). The CBA requires the Company to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain of the Company’s distribution territories. In addition to customary termination and default rights, the CBA requires us to make ongoing capital expenditures in our distribution business and to meet certain minimum volume requirements, gives The Coca‑Cola Company certain approval and other rights in connection with a sale of the Company or of the distribution business of the Company and prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products other than the products of The Coca‑Cola Company and expressly permitted cross-licensed brands without the consent of The Coca-Cola Company.

We also have rights to manufacture, produce and package certain beverages bearing trademarks of The Coca‑Cola Company at our manufacturing plants pursuant to a regional manufacturing agreement with The Coca‑Cola Company entered into on March 31, 2017 (as amended, the “RMA”). We may distribute these beverages for our own account in accordance with the CBA or may sell them to certain other U.S. Coca‑Cola bottlers or to The Coca‑Cola Company in accordance with the RMA. For prices determined pursuant to the RMA, The Coca‑Cola Company unilaterally establishes from time to time the prices, or certain elements of the formulas used to determine the prices, that the Company charges for these sales to certain other U.S. Coca‑Cola bottlers or to The Coca‑Cola Company. The RMA contains provisions similar to those contained in the CBA restricting the sale of the Company or the manufacturing business of the Company, requiring minimum capital expenditures in our manufacturing business, limiting our ability to manufacture products other than the products of The Coca‑Cola Company and expressly permitted cross-licensed brands without the consent of The Coca‑Cola Company and allowing for the termination of the RMA.

In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to manufacture and/or distribute certain beverage brands owned by other beverage companies, including Dr Pepper and Monster Energy, pursuant to agreements with such other beverage companies. Our distribution agreements with Dr Pepper permit us to distribute Dr Pepper beverage brands, as well as certain post-mix products of Dr Pepper. Certain of our agreements with Dr Pepper also authorize us to manufacture certain Dr Pepper beverage brands. Our distribution agreements with Monster Energy grant us the rights to distribute certain products offered, packaged and/or marketed by Monster Energy. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks, approved bottles, cans and labels and the sale of imitations or substitutes, as well as termination for cause provisions. Sales of beverages under these agreements with other beverage companies represented approximately 16%, 15% and 12% of our bottle/can sales volume to retail customers in 2020, 2019 and 2018, respectively.

Finished Goods Supply Arrangements

We have finished goods supply arrangements with other U.S. Coca‑Cola bottlers to sell and buy finished goods bearing trademarks owned by The Coca‑Cola Company and produced by us in accordance with the RMA or produced by a selling U.S. Coca‑Cola bottler in accordance with a similar regional manufacturing authorization held by such bottler. Pursuant to the RMA, The Coca‑Cola Company unilaterally establishes from time to time the prices, or certain elements of the formulas used to determine the prices, for such finished goods. In most instances, the Company’s ability to negotiate the prices at which it sells finished goods bearing trademarks owned by The Coca‑Cola Company to, and the prices at which it purchases such finished goods from, other U.S. Coca‑Cola bottlers is limited pursuant to these pricing provisions.

Other Agreements Related to the Coca‑Cola System

We have other agreements with The Coca‑Cola Company, CCR and other Coca‑Cola bottlers regarding product supply, information technology services and other aspects of the North American Coca‑Cola system, as described below. Many of these agreements involve system governance structures that require the Company’s management to closely collaborate and align with other participating bottlers in order to successfully implement Coca‑Cola system plans and strategies.

Incidence-Based Pricing Agreement with The Coca‑Cola Company

The Company has an incidence-based pricing agreement with The Coca‑Cola Company, which establishes the prices charged by The Coca‑Cola Company to the Company for (i) concentrates of sparkling and certain still beverages produced by the Company and (ii) certain purchased still beverages. Under the incidence-based pricing agreement, the prices charged by The Coca‑Cola Company are impacted by a number of factors, including the incidence rate in effect, our pricing and sales of finished products, the channels in which the finished products are sold, the package mix and, in the case of products sold by The Coca‑Cola Company to us in finished form, the cost of goods for certain elements used in such products. The Coca‑Cola Company has no rights under the incidence-based pricing agreement to establish the prices, or the elements of the formulas used to determine the prices, at which we sell products, but does have the right to establish certain pricing under other agreements, including the RMA.

National Product Supply Governance Agreement

We are a member of a national product supply group (the “NPSG”), which is comprised of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system (collectively with the Company, the “NPSG Members”), pursuant to a national product supply governance agreement executed in 2015 with The Coca‑Cola Company and certain other Coca‑Cola bottlers (as amended, the “NPSG Governance Agreement”). The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of plant to distribution center sourcing; and (iii) new product/packaging infrastructure planning.

Under the NPSG Governance Agreement, the NPSG Members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of representatives of certain NPSG Members. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG. Subject to the terms and conditions of the NPSG Governance Agreement, each NPSG Member is required to comply with certain key decisions made by the NPSG Board, which include decisions regarding strategic infrastructure investment and divestment planning, optimal national product supply sourcing and new product or packaging infrastructure planning. We are also obligated to pay a certain portion of the costs of operating the NPSG.

CONA Services LLC

We are a member of CONA Services LLC (“CONA”), an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. We are party to an amended and restated master services agreement with CONA, pursuant to which CONA agreed to make available, and we became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available to us, CONA provides us with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with our direct store delivery and manufacture of products. In exchange for our rights to use the CONA System and receive CONA-related services, we are charged service fees by CONA, which we are obligated to pay even if we are not using the CONA System for all or any portion of our distribution and manufacturing operations.

Amended and Restated Ancillary Business Letter

On March 31, 2017, we entered into an amended and restated ancillary business letter with The Coca‑Cola Company (the “Ancillary Business Letter”), pursuant to which we were granted advance waivers to acquire or develop certain lines of business involving the preparation, distribution, sale, dealing in or otherwise using or handling of certain beverage products that would otherwise be prohibited under the CBA.

Under the Ancillary Business Letter, subject to certain limited exceptions, we were prohibited from acquiring or developing any line of business inside or outside of our territories governed by the CBA prior to January 1, 2020 without the consent of The Coca‑Cola Company. After January 1, 2020, the consent of The Coca‑Cola Company, which consent may not be unreasonably withheld, would be required for us to acquire or develop (i) any grocery, quick service restaurant, or convenience and petroleum store business engaged in the sale of beverages, beverage components and other beverage products not otherwise authorized or permitted by the CBA or (ii) any other line of business for which beverage activities otherwise prohibited under the CBA represent more than a certain threshold of net sales (subject to certain limited exceptions).

Markets Served and Facilities

As of December 31, 2020, we served approximately 66 million consumers within our territories, which comprised five principal markets. Certain information regarding each of these markets follows:

Market	Description	Approximate Population	Manufacturing Plants	Number of Distribution Centers
Carolinas	The majority of North Carolina and South Carolina and portions of southern Virginia, including Boone, Hickory, Mount Airy, Charlotte, Raleigh, Winston-Salem, Greensboro, Fayetteville, Greenville and New Bern, North Carolina, Conway, Marion, Charleston, Columbia, Greenville and Ridgeland, South Carolina and surrounding areas.	15 million	Charlotte, NC	17
Central	A significant portion of northeastern Kentucky, the majority of West Virginia and portions of southern Ohio, southeastern Indiana and southwestern Pennsylvania, including Lexington, Louisville and Pikeville, Kentucky, Beckley, Bluefield, Clarksburg, Elkins, Parkersburg, Craigsville and Charleston, West Virginia, Cincinnati and Portsmouth, Ohio and surrounding areas.	8 million	Cincinnati, OH	13
Mid-Atlantic	The entire state of Maryland, the majority of Virginia and Delaware, the District of Columbia and a portion of south-central Pennsylvania, including Easton, Salisbury, Capitol Heights, Baltimore, Hagerstown and Cumberland, Maryland, Norfolk, Staunton, Alexandria, Roanoke, Richmond, Yorktown and Fredericksburg, Virginia and surrounding areas.	23 million	Baltimore, MD Silver Spring, MD Roanoke, VA Sandston, VA	11
Mid-South	A significant portion of central and southern Arkansas and Tennessee and portions of western Kentucky and northwestern Mississippi, including Little Rock and West Memphis, Arkansas, Cleveland, Cookeville, Johnson City, Knoxville, Memphis and Morristown, Tennessee, Paducah, Kentucky and surrounding areas.	7 million	West Memphis, AR Memphis, TN Nashville, TN	10
Mid-West	A significant portion of Indiana and Ohio and a portion of southeastern Illinois, including Anderson, Bloomington, Evansville, Fort Wayne, Indianapolis, Lafayette and South Bend, Indiana, Akron, Columbus, Dayton, Elyria, Lima, Mansfield, Toledo, Willoughby and Youngstown, Ohio and surrounding areas.	13 million	Indianapolis, IN Portland, IN Twinsburg, OH	17
Total		66 million	12	68

The Company is also a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative managed by the Company. SAC is located in Bishopville, South Carolina, and the Company utilizes a portion of the production capacity from the Bishopville manufacturing plant.

Raw Materials

In addition to concentrates purchased from The Coca‑Cola Company and other beverage companies for use in our beverage manufacturing, we also purchase sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials, as well as equipment for the distribution, marketing and production of nonalcoholic beverages.

We purchase all of the plastic bottles used in our manufacturing plants from Southeastern Container and Western Container, two manufacturing cooperatives we co-own with several other Coca‑Cola bottlers, and a majority of our aluminum cans from two domestic suppliers. In 2020, the COVID-19 pandemic caused significant tightening in the domestic market for aluminum cans due to changing consumer purchasing patterns and, as a result, we changed our typical sourcing model and sourced aluminum cans from international locations and may continue to do so if the domestic supply of aluminum cans remains constrained.

Along with all other Coca‑Cola bottlers in the United States and Canada, we are a member of Coca-Cola Bottlers’ Sales & Services Company, LLC (“CCBSS”), which was formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system. CCBSS negotiates the procurement for the majority of our raw materials, excluding concentrate, and we receive a rebate from CCBSS for the purchase of these raw materials.

We are exposed to price risk on commodities such as aluminum, corn, PET resin (a petroleum- or plant-based product) and crude oil, which affects the cost of raw materials used in the production of our finished products. Examples of the raw materials affected include aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, we are exposed to commodity price risk on crude oil, which impacts our cost of fuel used in the movement and delivery of our products. We participate in commodity hedging and risk mitigation programs, including programs administered by CCBSS and programs we administer. In addition, other than as discussed above, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate.

Customers and Marketing

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to customers, including grocery stores, mass merchandise stores, club stores, convenience stores and drug stores, selling to on-premise locations, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, and selling through other channels such as vending machine outlets. Due to the COVID-19 pandemic, consumer demand shifted in 2020 from products sold for immediate consumption through smaller retail stores and on-premise locations to take-home products sold in grocery stores, mass merchandise stores and club stores.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2020	2019
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	13%	12%
Total approximate percent of the Company’s total bottle/can sales volume	32%	31%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	14%	13%
The Kroger Company	10%	8%
Total approximate percent of the Company’s total net sales	24%	21%

The loss of Wal-Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the operating and financial results of the Company. No other customer represented greater than 10% of the Company’s total net sales or would impose a material adverse effect on the operating or financial results of the Company should they cease to be a customer of the Company.

New brand and product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent introductions include AHA Sparkling Water, Coca‑Cola Energy, POWERade Ultra, POWERade Powerwater, Reign Inferno, Monster Java 300, Dunkin’ Cold Brew, Monster Papillon, certain new flavors of Monster Ultra, certain new flavors of BodyArmor Lyte, certain new flavors of glacéau smartwater, Coca‑Cola Cherry Vanilla, Sprite Ginger, Fanta Pina Colada, Dr Pepper & Cream Soda.

We sell our products primarily in single-use bottles and cans, in varying package configurations from market to market. For example, there may be up to 20 different packages for Diet Coke within a single geographic area. Bottle/can sales volume to retail customers during 2020 was approximately 52% bottles and 48% cans.

We rely extensively on advertising in various media outlets, primarily online, television and radio, for the marketing of our products. The Coca‑Cola Company, Dr Pepper, Monster Energy and BodyArmor make substantial expenditures on advertising programs in our territories from which we benefit. Although The Coca‑Cola Company and other beverage companies have provided us with marketing funding support in the past, our beverage agreements generally do not obligate such funding.

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

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support the communities we serve is an essential component to the success of our brand and, by extension, our net sales. In 2020, the

Company made cash donations of approximately $12.6 million to various charities and donor-advised funds in light of the Company’s financial performance, distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

Seasonality

Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters of the fiscal year, as sales of our products are typically correlated with warmer weather. We believe that we and other manufacturers from whom we purchase finished products have adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. See “Item 2. Properties” for information relating to utilization of our manufacturing plants. Sales volume can also be impacted by weather conditions. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

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

Government Regulation

Our business is subject to various laws and regulations administered by federal, state and local government agencies of the United States, including laws and regulations governing the production, storage, distribution, sale, display, advertising, marketing, packaging, labeling, content, quality and safety of our products, our occupational health and safety practices, and the transportation and use of many of our products.

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

As a manufacturer, distributor and seller of beverage products of The Coca‑Cola Company and other beverage companies in exclusive territories, we are subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers, such as us, are permitted to have exclusive rights to manufacture, distribute and sell soft drink products in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. We believe such competition exists in each of the exclusive geographic territories in the United States in which we operate.

In response to growing health, nutrition and wellness concerns for today’s youth, a number of states and local governments have regulations restricting the sale of soft drinks and other foods in schools, particularly elementary, middle and high schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. Restrictive legislation, if widely enacted, could have an adverse impact on our products, sales and reputation.

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

Certain jurisdictions in which our products are sold have imposed, or are considering imposing, taxes, labeling requirements or other limitations on, or regulations pertaining to, the sale of certain of our products, ingredients or substances contained in, or attributes of, our products or commodities used in the manufacture of our products, including certain of our products that contain added sugars or sodium, exceed a specified caloric count or include specified ingredients such as caffeine.

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of proposed legislation that would impose fees or taxes on various types of containers that are used in our business. We are not currently impacted by the policies in these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our distribution territories in the future.

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

Human Capital Resources

At Coca-Cola Consolidated, our teammates are the heart of our business and the key to our success. As of December 31, 2020, we employed approximately 15,800 employees which we refer to as “teammates,” of which approximately 14,000 were full-time and 1,800 were part-time. Approximately 14% of our labor force is covered by collective bargaining agreements. While the number of collective bargaining agreements that will expire in any given year varies, we have been successful in the past in negotiating renewals to expiring agreements without any material disruption to our operations, and management considers teammate relations to be good.

Purpose and Culture

We believe a strong and clear purpose is the foundation to a strong culture and critical to the long-term success of the business. At Coca‑Cola Consolidated, we strive to fulfill our Purpose – To honor God in all we do, to serve others, to pursue excellence and to grow profitably. And as a waypoint to help guide us along this journey is our Operating Destination – One Coca‑Cola Consolidated Team, consistently generating strong cash flow, while empowering the next generation of diverse servant leaders. At the core of our culture is a focus on service. We want teammates to recognize and embrace a passion for serving each other along with our consumers, our customers and our communities. Through our Coke Cares program, we provide opportunities for our teammates to be involved in stewardship, charitable and community activities as a way to serve our communities.

We recognize the personal challenges and difficulties facing our teammates each day, and how it may be difficult for them to discuss their struggles with other teammates. Through our corporate chaplaincy program and our employee assistance program, we provide resources for our teammates to engage with a third party in a personal and confidential manner to discuss their personal challenges. These programs are administered by third parties and are valuable resources to help enhance emotional wellness, reduce stress and increase productivity.

Talent Acquisition, Development and Retention

The success and growth of our business depend in a large part on our ability to execute on our talent strategy which is to be a purpose driven company that attracts, engages and grows a highly talented, diverse workforce of servant leaders enabling our growth and performance. To meet our talent objectives, we utilize key strategies and processes related to recruitment, onboarding and learning development. Through our Total Rewards Program, we strive to offer competitive compensation, benefits and services to our full-time teammates including, incentive plans, recognition plans, defined contribution plans, healthcare benefits, tax-advantaged spending accounts, corporate chaplaincy and employee assistance programs and other programs. Management monitors market compensation and benefits to be able to attract, retain and promote teammates and reduce turnover and its associated costs.

We are a learning organization committed to the goal of continuous improvement and the development of our teams and teammates. To empower our teammates to unlock their potential, we offer a wide range of learning experiences and resources. Our teammate onboarding experiences involve online learning, job-specific training and on-the-job development to learn about our Company, our products and our industry. Job-specific training includes activity-based classes that focus on how teammates can safely and efficiently sell, merchandise and display our products. After onboarding, our teammates may participate in numerous learning experiences offered by the Company to help them develop and improve their skills and capabilities to advance in their careers, including at one of our two dedicated experiential learning centers where teammates can develop and grow their skills through a hands-on experience. We provide a leadership program designed to challenge and grow our future servant leaders through a series of learning experiences, including on-the-job training, mentorship, peer coaching and formal leadership courses. This program focuses on developing leadership skills, building cohesive teams and strengthening business acumen to prepare teammates for a leadership position at Coca‑Cola Consolidated.

An important part of attracting and retaining top talent is teammate satisfaction, and we conduct an annual engagement survey administered and analyzed by an independent third party to assess teammate satisfaction and engagement and the effectiveness of our teammate development and compensation programs. In 2020, 83% of our teammates participated in the survey. This survey provides valuable insight to our leaders about how our teammates experience the Company and how we can better serve them and improve job performance, satisfaction and retention. Our executive officers review the survey results and develop and implement specific action plans to address key areas of opportunity. Additionally, leaders across our Company discuss the results with local managers to develop additional action plans to best address teammate feedback in different market units and functional areas.

Health and Safety

One of our top priorities is protecting the health and safety of our teammates. We are committed to operating in a safe, secure and responsible manner for the benefit of our consumers, customers, teammates and communities. We sponsor a number of programs and initiatives designed to reduce the frequency and severity of workplace injuries, incidents, risks and hazards including safety committees, Company policies and procedures, coaching and training, and awareness through leadership engagement and messaging.

We continue to diligently monitor and manage through the impact of the COVID-19 pandemic on all aspects of our business, including by taking actions to protect and promote the health and safety of our consumers, customers, teammates and communities while continuing to manufacture and distribute products. For more information about the Company’s response to the COVID-19 pandemic, see the “COVID-19 Impact on Consumer, Customer, Teammate and Community Safety” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Diversity and Inclusion

We strive to cultivate diversity in our workforce and believe teammates with diverse backgrounds, experiences and viewpoints bring value to our organization. In 2020, we launched a diversity task force comprised of diverse teammates from across the organization and led by our President and Chief Operating Officer in order to enhance our focus on cultivating diversity at Coca‑Cola Consolidated. This task force helped develop a diversity framework focused on four pillars – communication, accountability, empowerment and partnerships. Each member of our senior executive leadership team is hosting similar discussion groups around the Company. The task force and these discussion groups strive to enhance Company-wide engagement on diversity and inclusion, provide opportunities for teammates to discuss diversity and inclusion, develop initiatives to support our diversity framework and monitor progress across these initiatives.

Exchange Act Reports

Our website is www.cokeconsolidated.com and we make available free of charge through the investor relations portion of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and any amendments to these reports, as well as proxy statements and other information. These documents are available on our website as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information on our website or linked to or from our website is not incorporated by reference into, and does not constitute a part of, this report or any other documents we file with, or furnish to, the SEC.

We use our website to distribute information, including as a means of disclosing material, nonpublic information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Company on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to our press releases, SEC filings and other public communications.

The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.Risk Factors.

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially and adversely affected by any of these risks.

Risks Related to Our Business

The Company’s business and results of operations may be adversely affected by increased costs, disruption of supply or shortages of raw materials, fuel and other supplies.

Raw material costs, including the costs for plastic bottles, aluminum cans, PET resin and high fructose corn syrup, are subject to significant price volatility. International or domestic geopolitical or other events, including the imposition of tariffs and/or quotas by the U.S. government on any of these raw materials, could adversely impact the supply and cost of these raw materials to the Company. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s results of operations and profitability could be adversely affected.

Continued consolidation among suppliers of certain of the Company’s raw materials could have an adverse effect on the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively low in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials and in its manufacture of finished goods.

The Company purchases all of the plastic bottles used in its manufacturing plants from Southeastern Container and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and a majority of its aluminum cans from two domestic suppliers. In 2020, the COVID-19 pandemic caused significant tightening in the domestic market for aluminum cans due to changing consumer purchasing patterns and, as a result, the Company changed its typical sourcing model and sourced aluminum cans from international locations and may continue to do so if the domestic supply of aluminum cans remains constrained. The inability of these plastic bottle or aluminum can suppliers to meet the Company’s requirements for containers could result in the Company not being able to fulfill customer orders and production demand until alternative sources of supply are located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the plastic bottle or aluminum can suppliers to meet the Company’s purchase requirements could negatively impact inventory levels, customer confidence and results of operations, including sales levels and profitability.

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

The Company’s business depends substantially on consumer tastes, preferences and shopping habits that change in often unpredictable ways. As a result of certain health and wellness trends, consumer preferences over the past several years have shifted from sugar-sweetened sparkling beverages to diet sparkling beverages, tea, sports drinks, enhanced water and bottled water. Due to the COVID-19 pandemic, consumer demand shifted in 2020 from products sold for immediate consumption through smaller retail stores and on‑premise locations to take-home products sold in grocery stores, mass merchandise stores and club stores. In addition, consumers, public health officials, public health advocates and government officials have become increasingly concerned about the public health consequences associated with obesity. As the Company distributes, markets and manufactures beverage brands owned by others, the success of the Company’s business depends in large measure on the ability of The Coca‑Cola Company and other beverage companies to develop and introduce product innovations to meet the changing preferences of the broad consumer market, and failure to satisfy these consumer preferences could adversely affect the Company’s profitability.

Concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners or ingredients in energy drinks, may erode consumers’ confidence in the safety and quality of the Company’s products, whether or not justified. The Company’s business is also impacted by changes in consumer concerns or perceptions surrounding the product manufacturing processes and packaging materials, including single-use and other plastic packaging, and the environmental and sustainability impact of such manufacturing processes and packaging materials. Any of these factors may reduce consumers’ willingness to purchase the Company’s products and any inability on the part of the Company to anticipate or react to such changes could result in reduced demand for the Company’s products or erode the Company’s competitive and financial position and could adversely affect the Company’s business, reputation, financial condition or results of operations.

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

In response to growing health, nutrition and wellness concerns for today’s youth, a number of states and local governments have regulations restricting the sale of soft drinks and other foods in schools, particularly elementary, middle and high schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. Additionally, legislation has been proposed by certain state and local governments to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or to restrict the venues in which energy drinks can be sold. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, sales and reputation.

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

Concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners or ingredients in energy drinks, could result in additional governmental regulations concerning the production, marketing, labeling or availability of the Company’s products or the ingredients in such products, possible new taxes or negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry, any of which could damage the reputation of the Company or reduce demand for the Company’s products, which could adversely affect the Company’s profitability.

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

The COVID-19 pandemic has had, and is continuing to have, a significant impact on our business and results of operations, as government-imposed restrictions on social and commercial activity to promote social distancing has caused significant changes to consumer purchasing behavior. Future pandemics may also pose risks similar to, or more severe than, the risks associated with the COVID-19 pandemic. Such risks are impossible to predict at this time. Any of the negative impacts of the COVID-19 pandemic, including those described below, alone or in combination with others, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

•The closing or restricted operations of many public locations caused a decrease in sales volume in on-premise locations. This negative trend is likely to continue during 2021, and, if the COVID‑19 pandemic continues or intensifies, its negative impact on our net sales may persist or become more severe. In 2020, we experienced increased sales volume in our larger retail customer outlets as consumers stocked up on certain of our products with the expectation of spending more time at home during the pandemic; however, such increased sales volume may not continue in the long term and may not offset the margin pressure we are experiencing in our on-premise locations.

•Consumer demand shifted from higher margin products sold for immediate consumption through smaller retail stores and on-premise locations to lower margin, take-home products sold in grocery stores, mass merchandise stores and club stores. We expect this shift in consumer purchasing behavior to continue while shelter-in-place and social distancing behaviors are mandated or encouraged, and possibly for a period of time thereafter.

•The COVID-19 pandemic caused, and future pandemics may cause, deteriorating economic conditions in our territories, such as increasing unemployment, declining consumer confidence, or economic slowdowns or recessions, which could cause an overall decrease in demand for our products or a shift in the types of products sold.

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

•We may be required to write off obsolete inventory, accounts receivable and balances of advanced funding provided to customers that permanently close or suffer financial hardships as a result of the COVID-19 pandemic or future pandemics.

•Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means to finance the cost of stimulus packages and other relief measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Alternatively, concerns about the difficulty or desirability of financing additional fiscal stimulus at the federal level could prevent such stimulus from being authorized in a timely manner or at all. Such actions could have an adverse effect on our results of operations or cash flows.

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

•The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our consumers, customers, suppliers and/or third-party service providers and business partners.

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

In addition, The Coca‑Cola Company and other beverage companies have their own external advertising campaigns, marketing spending and product innovation programs, which directly impact the Company’s operations. Decreases in advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public, could adversely impact the sales volume growth and profitability of the Company. While the Company does not believe there will be significant changes in the level of external advertising and marketing spending by The Coca‑Cola Company and other beverage companies, there can be no assurance the historic levels will continue or that advertising campaigns will be positively perceived by the public. The Company’s volume growth is also dependent on product innovation by The Coca‑Cola Company and other beverage companies, and their ability to develop and introduce products that meet consumer preferences.

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

The Company is a member of CONA and party to an amended and restated master services agreement with CONA, pursuant to which the Company is an authorized user of the CONA System, a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. The Company relies on CONA to make necessary upgrades to and resolve ongoing or disaster-related technology issues with the CONA System, and it is limited in its authority and ability to timely resolve errors or to make changes to the CONA software. Any service interruptions of the CONA System could result in increased costs or adversely impact the Company’s results of operations. In addition, because other Coca‑Cola bottlers are also users of the

CONA System and would likely experience similar service interruptions, the Company may not be able to have another bottler process orders on its behalf during any such interruption.

The Company is also a member of the NPSG, which is comprised of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system. Pursuant to the NPSG Governance Agreement, the Company has agreed to abide by decisions made by the NPSG Board, which include decisions regarding strategic infrastructure investment and divestment planning, optimal national product supply sourcing and new product or packaging infrastructure planning. Although the Company has a representative on the NPSG Board, the Company cannot exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company. Any such divergence could have a material adverse effect on the operating and financial results of the Company.

Provisions in the CBA and the RMA with The Coca‑Cola Company could delay or prevent a change in control of the Company or a sale of the Company’s Coca‑Cola distribution or manufacturing businesses.

Provisions in the CBA and the RMA require the Company to obtain The Coca‑Cola Company’s prior approval of a potential buyer of the Company’s Coca‑Cola distribution or manufacturing businesses, which could delay or prevent a change in control of the Company or the Company’s ability to sell such businesses. The Company can obtain a list of pre-approved third-party buyers from The Coca‑Cola Company annually. In addition, the Company can seek buyer-specific approval from The Coca‑Cola Company upon receipt of a third-party offer to purchase the Company or its Coca‑Cola distribution or manufacturing businesses. If a change in control or sale of one of our businesses is delayed or prevented by the provisions in the CBA and the RMA, the market price of our common stock could be negatively affected.

The concentration of the Company’s capital stock ownership with the Harrison family limits other stockholders’ ability to influence corporate matters.

Members of the Harrison family, including the Company’s Chairman of the Board of Directors and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares representing approximately 86% of the total voting power of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis. In addition, three members of the Harrison family, including Mr. Harrison, serve on the Company’s Board of Directors.

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

The Company’s acquisition related contingent consideration liability, which totaled $434.7 million as of December 31, 2020, consists of the estimated amounts due to The Coca‑Cola Company as sub-bottling payments under the CBA with The Coca‑Cola Company and CCR over the useful life of the related distribution rights. Changes in business conditions or other events could materially change both the future cash flow projections and the discount rate used in the calculation of the fair value of contingent consideration under the CBA. These changes could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

General Risk Factors

Technology failures or cyberattacks on the Company’s technology systems or the Company’s effective response to technology failures or cyberattacks on its customers’, suppliers’ or other third parties’ technology systems could disrupt the Company’s operations and negatively impact the Company’s reputation, business, financial condition or results of operations.

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

The Company depends heavily upon the efficient operation of technological resources and a failure in these technology systems or controls could negatively impact the Company’s business, financial condition or results of operations. In addition, the Company continuously upgrades and updates current technology or installs new technology. In order to address risks to its technology systems, the Company continues to monitor networks and systems, upgrade security policies and train its employees, and it requires third-party service providers and business partners, customers, suppliers and other third parties to do the same. The inability to implement upgrades, updates or installations in a timely manner, to train employees effectively in the use of new or updated technology, or to obtain the anticipated benefits of the Company’s technology could adversely impact the Company’s business, financial condition, results of operations or profitability.

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

Unfavorable changes in general economic conditions or in the geographic markets in which the Company does business may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectability of certain accounts. Each of these factors could adversely affect the Company’s overall business, financial condition and results of operations.

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

The Company’s largest customers, Wal-Mart Stores, Inc. and The Kroger Company, accounted for approximately 32% of the Company’s 2020 bottle/can sales volume to retail customers and approximately 24% of the Company’s 2020 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Wal‑Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the business, financial condition and results of operations of the Company.

Further, the Company’s net sales are affected by promotion of the Company’s products by significant customers, such as in-store displays created by customers or the promotion of the Company’s products in customers’ periodic advertising. If the Company’s significant customers change the manner in which they market or promote the Company’s products, or if the marketing efforts by significant customers become ineffective, the Company’s sales volume and revenue could be adversely impacted.

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

As of December 31, 2020, the Company had $940.5 million of debt outstanding. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by limiting the Company’s ability to, and/or increasing its cost to, access credit markets for working capital, capital expenditures and other general corporate purposes; increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and exposing the Company to increased risk that the Company will not be able to refinance the principal amount of debt as it becomes due or that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that it will not require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. The Company has identified its revolving credit facility as its only LIBOR-indexed financial instrument which extends after 2021 and has included language in the underlying loan agreement which allows the Company and its lenders to agree to an alternative reference rate upon the discontinuation of LIBOR. The use of alternative reference rates or other reforms could cause the interest rate calculated for the Company’s revolving credit facility to be materially different than expected. The Company continues to evaluate the impact of and mitigate the risk associated with the expected discontinuation of LIBOR on the Company’s business, financial condition and results of operations.

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

The Company’s future growth and performance depend on its ability to attract, hire, train, develop, motivate and retain a highly skilled, diverse and properly credentialed workforce. The Company’s ability to meet its labor needs while controlling labor costs is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs and changes in employment and labor laws or other workplace regulations. The Company’s labor costs could be impacted by new or revised labor laws, rules or regulations or healthcare laws that are adopted or implemented. Any unplanned turnover or unsuccessful implementation of the Company’s succession plans could deplete the Company’s institutional knowledge base and erode its competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any of the foregoing could adversely affect the Company’s reputation, business, financial condition or results of operations.

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

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). Participating in the Teamsters Plan involves certain risks in addition to the risks associated with single employer pension plans, as contributed assets are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the Teamsters Plan, the unfunded obligations of the Teamsters Plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the Teamsters Plan, the Company could be required to pay the Teamsters Plan a withdrawal liability based on the underfunded status of the Teamsters Plan.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of January 29, 2021, the principal properties of the Company included its corporate headquarters, subsidiary headquarters, 68 distribution centers and 12 manufacturing plants. The Company owns 51 distribution centers and 10 manufacturing plants, and leases its corporate headquarters, subsidiary headquarters, 17 distribution centers and two manufacturing plants. Following is a summary of the Company’s manufacturing plants and certain other properties:

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Corporate Headquarters(1)(3)	Charlotte, NC	172,000	Leased	2029
Manufacturing Plant	Nashville, TN	220,000	Leased	2024
Distribution Center/Manufacturing Plant Combination(2)(3)	Charlotte, NC	650,000	Leased	2035
Distribution Center	Clayton, NC	233,000	Leased	2026
Distribution Center	Erlanger, KY	301,000	Leased	2034
Distribution Center	Hanover, MD	276,000	Leased	2034
Distribution Center	La Vergne, TN	220,000	Leased	2026
Distribution Center	Louisville, KY	300,000	Leased	2030
Distribution Center	Memphis, TN	266,000	Leased	2025
Warehouse	Charlotte, NC	380,000	Leased	2028
Warehouse	Hanover, MD	278,000	Leased	2022
Manufacturing Plant	Baltimore, MD	155,000	Owned	—
Manufacturing Plant	Cincinnati, OH	368,000	Owned	—
Manufacturing Plant(4)	Memphis, TN	271,000	Owned	—
Manufacturing Plant	Portland, IN	119,000	Owned	—
Manufacturing Plant	Roanoke, VA	310,000	Owned	—
Manufacturing Plant	Silver Spring, MD	104,000	Owned	—
Manufacturing Plant	Twinsburg, OH	287,000	Owned	—
Manufacturing Plant	West Memphis, AR	116,000	Owned	—
Distribution Center/Manufacturing Plant Combination	Indianapolis, IN	400,000	Owned	—
Distribution Center/Manufacturing Plant Combination	Sandston, VA	319,000	Owned	—

(1)Includes two adjacent buildings totaling approximately 172,000 square feet.
(2)Includes a 535,000-square foot manufacturing plant and an adjacent 115,000-square foot distribution center.
(3)The leases for these facilities are with a related party.
(4)As of December 31, 2020, this location was classified as held for sale on the consolidated balance sheet as of such date.

The Company believes all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted. The Company has production capacity to meet its current operational requirements. The estimated utilization percentage of the Company’s manufacturing plants, which fluctuates with the seasonality of the business, as of December 31, 2020, is indicated below:

Location	Utilization(1)	Location	Utilization(1)
Silver Spring, MD	97%	West Memphis, AR(2)	75%
Nashville, TN	88%	Baltimore, MD	71%
Portland, IN	88%	Memphis, TN(2)	67%
Charlotte, NC	87%	Sandston, VA	67%
Roanoke, VA	81%	Indianapolis, IN	66%
Cincinnati, OH	75%	Twinsburg, OH	56%

(1)Estimated production divided by capacity, based on expected operations of six days per week and 20 hours per day.
(2)The Company is in the process of integrating its Memphis, Tennessee manufacturing plant with its West Memphis, Arkansas operations.

In addition to the facilities noted above, the Company utilizes a portion of the production capacity from the 261,000-square foot manufacturing plant owned by SAC, a manufacturing cooperative located in Bishopville, South Carolina.

The Company’s products are generally transported to distribution centers for storage pending sale. There were no changes to the number of distribution centers by market area between December 31, 2020 and January 29, 2021.

As of January 29, 2021, the Company owned and operated approximately 4,400 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,900 were route delivery trucks. In addition, the Company owned approximately 455,000 beverage dispensing and vending machines for the sale of beverage products in the Company’s territories as of January 29, 2021.

Item 3.Legal Proceedings.

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

Item 4.Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

The following is a description of the names and ages of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each person’s principal occupation or employment during the past five years. Each executive officer of the Company is elected by the Board of Directors and holds office from the date of election until thereafter removed by the Board.

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	66
David M. Katz	President and Chief Operating Officer	52
F. Scott Anthony	Executive Vice President and Chief Financial Officer	57
Matthew J. Blickley	Senior Vice President, Financial Planning and Chief Accounting Officer	39
Robert G. Chambless	Executive Vice President, Franchise Beverage Operations	55
Donell W. Etheridge	Senior Vice President, Product Supply Operations	52
Morgan H. Everett	Vice Chair of the Board of Directors	39
E. Beauregarde Fisher III	Executive Vice President, General Counsel and Secretary	52
Kimberly A. Kuo	Senior Vice President, Public Affairs, Communications and Communities	50
James L. Matte	Senior Vice President, Human Resources	61
Jeffrey L. Turney	Senior Vice President, Strategy & Business Transformation	53

Mr. J. Frank Harrison, III was elected Chairman of the Board of Directors of the Company in December 1996 and Chief Executive Officer of the Company in May 1994. Mr. Harrison served as Vice Chairman of the Board of Directors of the Company from November 1987 to December 1996. He was first employed by the Company in 1977 and also served as a Division Sales Manager and as a Vice President.

Mr. David M. Katz was elected President and Chief Operating Officer of the Company in December 2018. Prior to that, he served in various positions within the Company, including Executive Vice President and Chief Financial Officer from January 2018 to December 2018, Executive Vice President, Product Supply and Culture & Stewardship from April 2017 to January 2018, Executive Vice President, Human Resources from April 2016 to April 2017 and Senior Vice President from January 2013 to March 2016. He held the position of Senior Vice President, Midwest Region for CCR from November 2010 to December 2012. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca‑Cola Enterprises Inc.’s (“CCE”) East Business Unit. From 2008 to 2010, he served as Chief Procurement Officer and as President and Chief Executive Officer of Coca‑Cola Bottlers’ Sales & Services Company, LLC. He began his Coca‑Cola career in 1993 with CCE as a Logistics Consultant.

Mr. F. Scott Anthony was elected Executive Vice President and Chief Financial Officer of the Company in December 2018. Prior to that, he served as Senior Vice President, Treasurer of the Company from November 2018 to December 2018. Before joining the Company, Mr. Anthony served as Executive Vice President, Chief Financial Officer of Ventura Foods, LLC, a privately held food solutions company, from April 2011 to September 2018. Prior to that, Mr. Anthony spent 21 years with CCE in a variety of roles, including Vice President, Chief Financial Officer of CCE’s North America division, Vice President, Investor Relations & Planning, and Director, Acquisitions & Investor Relations.

Mr. Matthew J. Blickley was elected Senior Vice President, Financial Planning and Chief Accounting Officer of the Company in July 2020, effective August 10, 2020. Prior to that, he served as Vice President, Financial Planning and Analysis of the Company from April 2018 to August 2020, as Senior Director, Financial Planning and Analysis of the Company from April 2016 to March 2018 and as Corporate Controller of the Company from November 2014 to March 2016. Before joining the Company, Mr. Blickley was with Family Dollar Stores, Inc., an operator of general merchandise retail discount stores, from January 2011 to November 2014, where he served in various senior financial roles, including Divisional Vice President, Financial Planning & Analysis and Director, Financial Reporting. Mr. Blickley is a certified public accountant and began his career with PricewaterhouseCoopers LLP in 2004 where he advanced from Audit Associate to Audit Manager during his more than six years with that firm.

Mr. Robert G. Chambless was elected Executive Vice President, Franchise Beverage Operations of the Company in January 2018. Prior to that, he served in various positions within the Company, including Executive Vice President, Franchise Strategy and Operations from April 2016 to January 2018, Senior Vice President, Sales, Field Operations and Marketing from August 2010 to March 2016, Senior Vice President, Sales from June 2008 to July 2010, Vice President – Franchise Sales from 2003 to 2008, Region Sales Manager for the Company’s Southern Division from 2000 to 2003 and Sales Manager in the Company’s Columbia, South Carolina branch from 1997 to 2000. He also served the Company in several other positions prior to 1997 and was first employed by the Company in 1986.

Mr. Donell W. Etheridge was elected Senior Vice President, Product Supply Operations of the Company in September 2016. Prior to that, he served in various positions within the Company, including Vice President, Product Supply Operations from December 2013 to September 2016, Senior Director, Manufacturing from August 2011 to November 2013, Director, Operations from April 2009 to July 2011 and Plant Manager from January 2003 to March 2009. He also served the Company in several other positions prior to 2003 and was first employed by the Company in 1990.

Ms. Morgan H. Everett was elected Vice Chair of the Board of Directors of the Company in May 2020. Prior to that, she was Senior Vice President of the Company from April 2019 to May 2020, Vice President of the Company from January 2016 to March 2019, and Community Relations Director of the Company from January 2009 to December 2015. Since December 2018, she has served as Chairman of Red Classic Services, LLC and Data Ventures, Inc., two of the Company’s operating subsidiaries. She has been an employee of the Company since October 2004.

Mr. E. Beauregarde Fisher III was elected Executive Vice President, General Counsel of the Company in February 2017 and Secretary of the Company in May 2017. Before joining the Company, he was a partner with the law firm of Moore & Van Allen PLLC where he served on the firm’s management committee and chaired its business law practice group. He was associated with the firm from 1998 to 2017 and concentrated his practice on mergers and acquisitions, corporate governance and general corporate matters. From 2011 to 2017, he served as the Company’s outside corporate counsel.

Ms. Kimberly A. Kuo was elected Senior Vice President, Public Affairs, Communications and Communities of the Company in January 2016. Before joining the Company, she operated her own communications and marketing consulting firm, Sterling Strategies, LLC, from January 2014 to December 2015. Prior to that, she served as Chief Marketing Officer at Baker & Taylor, Inc., a book and entertainment distributor, from February 2009 to July 2013. Prior to her experience at Baker & Taylor, Inc., she served in various communications and government affairs roles on Capitol Hill, in political campaigns, trade associations and corporations.

Mr. James L. Matte was elected Senior Vice President, Human Resources of the Company in April 2017 after joining the Company as Vice President of Human Resources in September 2015. Before joining the Company, Mr. Matte served as a labor and employee relations consultant to several private equity groups from January 2014 to August 2015. Prior to that, he was employed by CCE in North America and in Europe, holding a variety of human resources leadership positions related to human resource strategy, talent management, employee and labor relations, organizational development and employment practices from August 2004 to December 2013. Prior to his career at CCE, he was a partner with the law firm of McGuireWoods, LLP.

Mr. Jeffrey L. Turney was elected Senior Vice President, Strategy & Business Transformation of the Company in January 2019. Prior to that, he served as Senior Vice President, Planning & Administration of the Company from January 2018 to December 2018 and as Vice President, Planning & Administration of the Company from December 2015 to December 2017. Prior to joining the Company, Mr. Turney was Vice President, Strategy & Business Development of The Coca‑Cola Company, the world’s largest nonalcoholic beverage company, from January 2011 to December 2015. Mr. Turney joined The Coca‑Cola Company in May 2002, serving in various other strategic planning, commercial operations, customer sales and finance positions with the Coca‑Cola North America division of The Coca‑Cola Company. Prior to his time in the Coca‑Cola system, Mr. Turney served consumer products and retail industry clients with Arthur Andersen Consulting from 1999 to 2002. Prior to that, he held various management and leadership roles in the consumer products and supermarket retail industry from 1989 to 1999.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of January 29, 2021, the number of stockholders of record of the Common Stock and Class B Common Stock was 1,394 and 10, respectively.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing January 3, 2016 and ending December 31, 2020. The peer group is comprised of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company, Primo Water Corporation (f/k/a Cott Corporation) and PepsiCo, Inc.

The graph assumes $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and each of the companies within the peer group on January 3, 2016, and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Coca-Cola Consolidated, Inc., the S&P 500 Index and a Peer Group

*Assumes $100 invested on 1/3/2016 in stock or on 12/31/2015 in index, including reinvestment of dividends.
Index calculated on a month-end basis.

Item 6.Selected Financial Data.

The table below sets forth certain selected financial data concerning the Company for the five fiscal years ended December 31, 2020. The data is derived from consolidated financial statements of the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements for additional information.

	Fiscal Year
(in thousands, except per share data)	2020(1)	2019	2018	2017	2016
Net sales	$5,007,357	$4,826,549	$4,625,364	$4,287,588	$3,130,145
Cost of sales	3,238,448	3,156,047	3,069,652	2,782,721	1,940,706
Gross profit	1,768,909	1,670,502	1,555,712	1,504,867	1,189,439
Selling, delivery and administrative expenses	1,455,531	1,489,748	1,497,810	1,403,320	1,058,240
Income from operations	313,378	180,754	57,902	101,547	131,199
Interest expense, net	36,735	45,990	50,506	41,869	36,325
Other expense, net	35,603	100,539	30,853	9,565	1,470
Gain (loss) on exchange transactions	—	—	10,170	12,893	(692)
Income (loss) before taxes	241,040	34,225	(13,287)	63,006	92,712
Income tax expense (benefit)	58,943	15,665	1,869	(39,841)	36,049
Net income (loss)	182,097	18,560	(15,156)	102,847	56,663
Less: Net income attributable to noncontrolling interest	9,604	7,185	4,774	6,312	6,517
Net income (loss) attributable to Coca‑Cola Consolidated, Inc.	$172,493	$11,375	$(19,930)	$96,535	$50,146
Basic net income (loss) per share based on net income (loss) attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$18.40	$1.21	$(2.13)	$10.35	$5.39
Class B Common Stock	$18.40	$1.21	$(2.13)	$10.35	$5.39
Diluted net income (loss) per share based on net income (loss) attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$18.30	$1.21	$(2.13)	$10.30	$5.36
Class B Common Stock	$18.28	$1.19	$(2.13)	$10.29	$5.35
Cash dividends per share - Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Cash dividends per share - Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Net cash provided by operating activities	$494,461	$290,370	$168,879	$307,816	$161,995
Net cash used in investing activities	(200,419)	(173,677)	(143,945)	(458,895)	(452,026)
Net cash provided by (used in) financing activities	(248,863)	(120,627)	(28,288)	146,131	256,383
Total assets	3,222,450	3,126,926	3,009,928	3,072,960	2,449,484
Working capital	204,177	208,081	195,681	155,086	135,904
Acquisition related contingent consideration	434,694	446,684	382,898	381,291	253,437
Current portion of obligations under financing or capital leases	5,860	9,403	8,617	8,221	7,527
Noncurrent portion of obligations under financing or capital leases	69,984	17,403	26,631	35,248	41,194
Long-term debt	940,465	1,029,920	1,104,403	1,088,018	907,254
Total equity of Coca-Cola Consolidated, Inc.	512,990	346,952	358,187	366,702	277,131
Physical case volume	358,812	343,242	337,711	323,836	243,578

(1)Fiscal year 2020 included four extra days in the fiscal year, as compared to other fiscal years presented. The estimated physical case volume, net sales, gross profit and selling, delivery and administrative (“SD&A”) expenses attributable to the additional days in 2020 were approximately 4.6 million, $59 million, $22 million and $14 million, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

During the fourth quarter of 2020, the Company’s Board of Directors approved a change in the Company’s fiscal year so that each fiscal year will end on December 31 of the applicable calendar year. This change was not considered a change in fiscal year under the rules of the SEC as the new fiscal year commenced within seven days of the prior fiscal year-end and the new fiscal year commenced with the end of the prior fiscal year. Previously, the Company’s fiscal year generally ended on the Sunday closest to December 31 of each year. The fiscal years discussed in this management’s discussion and analysis are the fiscal years ended December 31, 2020 (“2020”) and December 29, 2019 (“2019”). Information concerning the fiscal year ended December 30, 2018 (“2018”) and a comparison of 2019 and 2018 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2019, filed with the SEC on February 25, 2020.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries, including Piedmont Coca-Cola Bottling Partnership (“Piedmont”), the Company’s only subsidiary that had a significant noncontrolling interest in 2020. The Company and The Coca‑Cola Company formed Piedmont in 1993 to distribute and market nonalcoholic beverages primarily in portions of North Carolina and South Carolina. On December 9, 2020, an indirect wholly owned subsidiary of the Company purchased the remaining 22.7% general partnership interest in Piedmont from an indirect wholly owned subsidiary of The Coca‑Cola Company, and Piedmont became an indirect wholly owned subsidiary of the Company. Piedmont was subsequently merged with and into CCBCC Operations, LLC, a wholly owned subsidiary of the Company, effective December 28, 2020.

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

COVID-19 Impact on Consumer, Customer, Teammate and Community Safety

The Company continues to diligently monitor and manage through the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its teammates and customers. Our industry and business have been designated by the United States Department of Homeland Security and state and local governments in the communities in which we operate as “essential,” as all our teammates support beverage manufacturing and distribution. The Company has taken the following actions to protect and promote the health and safety of its consumers, customers, teammates and communities, while it continues to manufacture and distribute products:

•We continue to execute our Infectious Disease Response Plan and Incident Management Crisis Response Protocols as the macro environment moves through the Response, Reopen, Recovery and Vaccine Administration and Deployment phases of the COVID-19 pandemic.
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
•We have increased our communications with teammates through podcasts, meetings, videos, secure, online company app postings and emails about safety protocols, Personal Protective Equipment (“PPE”), such as disposable gloves and masks, state and local guidance and CDC requirements and recommendations.
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
•We have implemented work-from-home routines for teammates whose work duties permit it and are utilizing virtual technology to replace many of our in-person meetings and gatherings.
•We have developed comprehensive return to office guidelines to manage a phased, measured approach and to prepare our higher density locations with safety modifications, signage, technology and process changes to promote a safe work environment.
•We have offered our teammates supplemental sick time in years 2020 and 2021 for non-exempt teammates to encourage our teammates to stay home if they or their family members are experiencing COVID-19 symptoms.
•We have modified our healthcare plans for COVID-19-related events to cover the costs of COVID-19 treatment to remove a barrier for our teammates to receive care if they are experiencing symptoms.
•We have worked with state and local elected officials in order to quickly implement newly enacted state and local government regulatory safety requirements and guidelines.
•As the U.S. COVID vaccine program continues to evolve through its phases, we will partner with government and healthcare organizations to provide aid in the awareness of the vaccines and protocols for our teammates, including timing of phase eligibility by states across our territories.

Expected COVID-19 Impact on the Company

COVID-19-related quarantines and other restrictions in 2020 caused a severe downturn in parts of our business, but they also resulted in a significant increase in demand for our products across our take-home channels. In response, our team worked diligently throughout 2020 to meet this elevated demand and optimize our commercial plan as well as our manufacturing and distribution network. Our full-year financial results reflect the strong benefit of price realization, manufacturing efficiencies and cost savings we achieved throughout the year. Some of these cost savings were achieved through lower marketing and sponsorship fees as sports and entertainment venues were closed, lower healthcare costs as teammates deferred elective procedures, reduced travel and entertainment expenses and lower labor costs due to less demand in certain channels of our business such as on-premise and convenience retail. The combination of these factors along with favorable input costs, drove our operating income up more than $100 million to $313 million for the full year.

We are optimistic about top line growth opportunities in 2021 as we execute a robust commercial plan with our brand partners. However, given the uncertainty related to the duration of the COVID-19 pandemic and its influence on our customers, suppliers, communities and consumers, the Company recognizes 2021 will be a challenging year to plan and operate. As impacted business channels reopen and consumer buying patterns begin to normalize, we expect our operating costs to increase as we adjust our business model to properly grow and service our full portfolio of customers. While we expect to achieve another solid year of financial performance in 2021, the combination of higher operating expenses and expected input cost inflation will likely result in 2021 income from operations below the performance we achieved in 2020.

We do not currently expect the COVID-19 pandemic to materially impact our liquidity position or access to capital. As of December 31, 2020, we had $54.8 million of cash and cash equivalents. In addition, our revolving credit facility matures in 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. We had no outstanding borrowings under the revolving credit facility as of December 31, 2020.

Our supply chain is dependent on aluminum as a key raw material in the production of aluminum cans, which are used to package many of our products. Due to the COVID-19 pandemic, consumer demand shifted in 2020 from products sold for immediate consumption through smaller retail stores and on-premise locations to take-home products sold in grocery stores, mass merchandise stores and club stores, and consumers have favored the portability and storability of aluminum cans as they spend more time at home. Additionally, the alcoholic and nonalcoholic beverage industries continue to introduce many new canned product offerings, further increasing the demand for aluminum cans. These factors have impacted the domestic supply of aluminum cans. We have made changes to our typical sourcing model and product offerings to address constraints in the supply of aluminum cans, including sourcing aluminum cans from international manufacturers and limiting our canned product package offerings. We continue to monitor the supply of aluminum cans in the marketplace.

We have not experienced, and do not expect, any material impairments or adjustments to the fair values of our assets as a result of the COVID-19 pandemic. Through the normal course of business, we have assessed the collectability of our receivables, including COVID-19-related collectability risk, and have recorded any expected losses. Further, there were no triggering events identified in 2020 that would indicate an impairment of our long-lived assets, goodwill or other intangible assets. We will continue to monitor the valuation of our assets and the collectability of our receivables and record any adjustments as necessary.

We have assessed COVID-19-related circumstances around work routines, including remote work arrangements, and the impact on our internal controls over financial reporting. We have not identified, and do not anticipate, any material impact to our control procedures that would materially affect our internal controls over financial reporting.

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

Supply Chain Optimization: In October 2017, we completed a multi-year series of transactions through which we acquired and exchanged distribution territories and manufacturing plants (the “System Transformation”). We are focused on optimizing our supply chain as we continue to integrate the acquired territories and facilities into our operations. We are in the process of integrating our Memphis, Tennessee manufacturing plant with our West Memphis, Arkansas operations, which is expected to greatly expand our West Memphis production capabilities and to reduce our overall production costs. Additionally, we are planning to open a new, automated distribution center in Whitestown, Indiana by the spring of 2021, which will allow us to consolidate our Anderson, Bloomington, Lafayette, Shelbyville and Speedway, Indiana warehousing and distribution operations into this one new facility. The increased capacity and automation in Whitestown will allow us to optimize our supply chain and to better serve our customers and consumers in Indiana and the surrounding areas. We will continue to look for opportunities to invest in our supply chain to optimize our costs.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and to focus on strengthening our balance sheet.

Results of Operations

The Company’s results of operations for 2020 and 2019 are highlighted in the table below and discussed in the following paragraphs.

	Fiscal Year
(in thousands)	2020	2019	Change
Net sales	$5,007,357	$4,826,549	$180,808
Cost of sales	3,238,448	3,156,047	82,401
Gross profit	1,768,909	1,670,502	98,407
Selling, delivery and administrative expenses	1,455,531	1,489,748	(34,217)
Income from operations	313,378	180,754	132,624
Interest expense, net	36,735	45,990	(9,255)
Other expense, net	35,603	100,539	(64,936)
Income before taxes	241,040	34,225	206,815
Income tax expense	58,943	15,665	43,278
Net income	182,097	18,560	163,537
Less: Net income attributable to noncontrolling interest	9,604	7,185	2,419
Net income attributable to Coca‑Cola Consolidated, Inc.	172,493	11,375	161,118
Other comprehensive loss, net of tax	(4,051)	(18,017)	13,966
Comprehensive income (loss) attributable to Coca‑Cola Consolidated, Inc.	$168,442	$(6,642)	$175,084

Net Sales

Net sales increased $180.8 million, or 3.7%, to $5.01 billion in 2020, as compared to $4.83 billion in 2019. The increase in net sales was primarily attributable to the following (in millions):

2020	Attributable to:
$191.2	Increase in net sales related to increased sales volume
74.3	Increase in net sales related to an increase in average bottle/can sales price per unit to retail customers
(70.7)	Decrease in net sales related to the decrease in fountain syrup sales mainly sold in on-premise locations, which were impacted by COVID-19
(12.5)	Decrease in sales volume to other Coca-Cola bottlers
(1.5)	Other
$180.8	Total increase in net sales

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2020	2019	% Change
Bottle/can sales:
Sparkling beverages	$2,760,827	$2,582,478	6.9%
Still beverages	1,641,716	1,558,944	5.3%
Total bottle/can sales	4,402,543	4,141,422	6.3%

Other sales:
Sales to other Coca‑Cola bottlers	329,574	342,062	(3.7)%
Post-mix and other	275,240	343,065	(19.8)%
Total other sales	604,814	685,127	(11.7)%

Total net sales	$5,007,357	$4,826,549	3.7%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales
Product Category	2020	2019	Volume % Change
Sparkling beverages	70.6%	70.7%	4.5%
Still beverages	29.4%	29.3%	4.7%
Total bottle/can sales volume	100.0%	100.0%	4.5%

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2020	2019
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%
The Kroger Company	13%	12%
Total approximate percent of the Company’s total bottle/can sales volume	32%	31%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	14%	13%
The Kroger Company	10%	8%
Total approximate percent of the Company’s total net sales	24%	21%

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $82.4 million, or 2.6%, to $3.24 billion in 2020, as compared to $3.16 billion in 2019. The increase in cost of sales was primarily attributable to the following (in millions):

2020	Attributable to:
$100.8	Increase in cost of sales related to increased sales volume
(48.1)	Decrease in cost of sales related to the decrease in fountain syrup sales mainly sold in on-premise locations, which were impacted by COVID-19
45.5	Increase in cost of sales primarily related to the change in product mix to meet consumer preferences
(13.2)	Decrease in sales volume to other Coca-Cola bottlers
(2.6)	Other
$82.4	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to develop their brand identities and promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $126.2 million in 2020, as compared to $131.5 million in 2019.

Shipping and handling costs related to the movement of finished products from manufacturing plants to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished products from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses. As a result, the Company’s cost of sales may not be comparable to other peer companies, as some peer companies include all costs related to distribution networks in cost of sales.

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

SD&A expenses decreased $34.2 million, or 2.3%, to $1.46 billion in 2020, as compared to $1.49 billion in 2019. SD&A expenses as a percentage of sales decreased to 29.1% in 2020 from 30.9% in 2019. The decrease in SD&A expenses was primarily attributable to the following (in millions):

2020	Attributable to:
$(27.6)	Decrease in a number of expense categories due to COVID-19-related reductions in discretionary spending, including travel and entertainment and marketing-related expenses
(10.4)	Decrease in incentive compensation and payroll, partially offset by employee benefit costs, primarily as a result of the elimination of certain field-based positions and reduced overtime hours
3.8	Other
$(34.2)	Total decrease in SD&A expenses

Shipping and handling costs included in SD&A expenses were $622.1 million in 2020 and $623.4 million in 2019.

Interest Expense, Net

Interest expense, net decreased $9.3 million, or 20.1%, to $36.7 million in 2020, as compared to $46.0 million in 2019. The decrease was primarily a result of lower average debt balances and lower average interest rates.

Other Expense, Net

A summary of other expense, net is as follows:

	Fiscal Year
(in thousands)	2020	2019
Increase in the fair value of the acquisition related contingent consideration liability	$31,210	$92,788
Non-service cost component of net periodic benefit cost	4,393	7,907
Other	—	(156)
Other expense, net	$35,603	$100,539

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

As of December 31, 2020 and December 29, 2019, discount rates of 7.5% and 7.1%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The decrease in the fair value of the acquisition related contingent consideration liability in 2020, as compared to 2019, was primarily driven by the increase in the discount rate used to calculate fair value and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability in 2019 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees and a decrease in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes, was 24.5% for 2020 and 45.8% for 2019. The decrease in the effective income tax rate was primarily driven by improved financial results. The Company’s effective income tax rate, calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, was 25.5% for 2020 and 57.9% for 2019.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $9.6 million in 2020 and $7.2 million in 2019 related to the portion of Piedmont owned by The Coca‑Cola Company prior to the purchase by an indirect wholly owned subsidiary of the Company of the remaining 22.7% general partnership interest in Piedmont on December 9, 2020.

Other Comprehensive Loss, Net of Tax

The Company had other comprehensive loss, net of tax of $4.1 million in 2020 and $18.0 million in 2019. The improvement was primarily a result of a net decrease in actuarial losses on the Company’s pension and postretirement plans.

Segment Operating Results

The Company evaluates segment reporting in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM. The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2020	2019
Net sales:
Nonalcoholic Beverages	$4,879,170	$4,694,428
All Other	332,728	345,005
Eliminations(1)	(204,541)	(212,884)
Consolidated net sales	$5,007,357	$4,826,549

Income from operations:
Nonalcoholic Beverages	$324,716	$174,133
All Other	(11,338)	6,621
Consolidated income from operations	$313,378	$180,754

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

Comparable and Adjusted Non-GAAP Results

The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, management believes certain non-GAAP financial measures provide users of the financial statements with additional, meaningful financial information that should be considered when assessing the Company’s ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance.

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP):

	Fiscal Year
(in millions)	2020	2019	Change
Physical case volume	358.8	343.2	4.5%
Volume related to extra days in fiscal year	4.6	—
Comparable physical case volume	354.2	343.2	3.2%

	Fiscal Year 2020
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$5,007,357	$1,768,909	$1,455,531	$313,378	$241,040	$172,493	$18.40
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	31,210	23,408	2.50
Fair value adjustments for commodity derivative instruments(2)	—	(1,996)	791	(2,787)	(2,787)	(2,090)	(0.22)
Supply chain optimization and consolidation(3)	—	4,984	596	4,388	4,388	3,291	0.35
Results of extra days in fiscal year(4)	(58,899)	(21,707)	(14,353)	(7,354)	(7,354)	(5,516)	(0.59)
Total reconciling items	(58,899)	(18,719)	(12,966)	(5,753)	25,457	19,093	2.04
Adjusted results (non-GAAP)	$4,948,458	$1,750,190	$1,442,565	$307,625	$266,497	$191,586	$20.44

Adjusted percentage change versus 2019	2.5%	4.8%	(2.1)%	57.4%

	Fiscal Year 2019
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$4,826,549	$1,670,502	$1,489,748	$180,754	$34,225	$11,375	$1.21
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	92,788	69,591	7.43
Fair value adjustments for commodity derivative instruments(2)	—	(6,602)	3,536	(10,138)	(10,138)	(7,604)	(0.81)
Supply chain optimization and consolidation(3)	—	5,625	(4,952)	10,577	10,577	7,933	0.85
Capitalization threshold change for certain assets(5)	—	—	(7,305)	7,305	7,305	5,479	0.58
System Transformation expenses(6)	—	—	(6,915)	6,915	6,915	5,200	0.56
Total reconciling items	—	(977)	(15,636)	14,659	107,447	80,599	8.61
Adjusted results (non-GAAP)	$4,826,549	$1,669,525	$1,474,112	$195,413	$141,672	$91,974	$9.82

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

(4)Adjustment reflects four extra days in 2020, as compared to 2019.

(5)Adjustment reflects additional expense for the prospective change of increasing the capitalization thresholds in 2019 on certain low-cost, short-lived assets.

(6)Adjustment reflects expenses incurred during the applicable period of 2019 related to the System Transformation, which primarily includes information technology system conversions.

Financial Condition

Total assets increased $95.5 million to $3.22 billion on December 31, 2020, as compared to $3.13 billion on December 29, 2019. Net working capital, defined as current assets less current liabilities, was $204.2 million on December 31, 2020, which was a decrease of $3.9 million from December 29, 2019.

Significant changes in net working capital on December 31, 2020 from December 29, 2019 were as follows:

•An increase in cash and cash equivalents of $45.2 million primarily as a result of our strong operating performance.
•A decrease in accounts receivable from The Coca‑Cola Company of $13.2 million primarily as a result of the timing of cash receipts.
•An increase in accounts payable, trade of $30.1 million primarily as a result of the timing of cash payments.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of December 31, 2020, the Company had $54.8 million of cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or sources of capital.

The Company’s long-term debt as of December 31, 2020 and December 29, 2019 was as follows:

(in thousands)	Maturity Date	December 31, 2020	December 29, 2019
Term loan facility(1)	6/7/2021	$217,500	$262,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	—	45,000
Senior bonds and unamortized discount on senior bonds(2)	11/25/2025	349,957	349,948
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,992)	(2,528)
Long-term debt		$940,465	$1,029,920

(1)The Company intends to refinance principal payments due in the next 12 months under the term loan facility, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt, and the Company is not restricted by any subjective acceleration clause within the revolving credit agreement. As such, any amounts due in the next 12 months were classified as noncurrent.
(2)The senior bonds due in 2025 were issued at 99.975% of par.

The Company’s term loan facility matures on June 7, 2021. The original aggregate principal amount borrowed by the Company under the facility was $300 million and repayment of principal amounts outstanding began in 2018. The Company may request additional term loans under the term loan facility, provided the Company’s aggregate borrowings under the facility do not exceed $500 million.

In 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and changes in its fair value are not expected to be material to the consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other comprehensive loss on the consolidated balance sheets and included in the consolidated statements of comprehensive income.

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

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company. As of December 31, 2020, the Company had no borrowings outstanding under the revolving credit facility, and therefore had $500 million borrowing capacity available under the revolving credit facility.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2020. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s Board of Directors has declared, and the Company has paid, $0.25 in dividends on both the Common Stock and Class B Common Stock each quarter since 1994. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. During 2020, Standard & Poor’s reaffirmed the Company’s BBB rating and revised the Company’s rating outlook to stable from negative. Moody’s rating outlook for the Company is stable. As of December 31, 2020, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of December 31, 2020, interest expense for the next 12 months would increase by approximately $1.2 million. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2020	2019
Beginning balance - Level 3 liability	$446,684	$382,898
Payment of acquisition related contingent consideration	(43,400)	(27,182)
Reclassification to current payables	200	(1,820)
Increase in fair value	31,210	92,788
Ending balance - Level 3 liability	$434,694	$446,684

Cash Sources and Uses

A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2020	2019
Cash Sources:
Net cash provided by operating activities(1)	$494,461	$290,370
Borrowings under revolving credit facility	235,000	515,339
Proceeds from the sale of property, plant and equipment	3,385	4,064
Proceeds from issuance of senior notes	—	100,000
Total cash sources	$732,846	$909,773

Cash Uses:
Payments on revolving credit facility	$280,000	$550,339
Additions to property, plant and equipment	202,034	171,374
Purchase of noncontrolling interest in Piedmont	100,000	—
Payments on term loan facility and senior bonds	45,000	140,000
Payments of acquisition related contingent consideration	43,400	27,182
Cash dividends paid	9,374	9,369
Payments on financing or capital lease obligations	5,861	8,656
Other distribution agreements	—	4,654
Other	1,998	2,133
Total cash uses	$687,667	$913,707
Net increase (decrease) in cash	$45,179	$(3,934)

(1)Net cash provided by operating activities in 2020 included net income tax payments of $55.8 million and pension plan contributions of $16.3 million. Net cash provided by operating activities in 2019 included net income tax payments of $6.3 million and pension plan contributions of $4.9 million.

Cash Flows From Operating Activities

During 2020, cash provided by operating activities was $494.5 million, which was an increase of $204.1 million, as compared to 2019. The increase was a result of our strong operating performance and cash provided by the change in current assets less current liabilities, primarily related to the timing of accounts receivable and the deferral of payroll taxes permitted under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The Company has taken advantage of certain provisions of the CARES Act, which allow an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise be due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022.

Cash Flows From Investing Activities

During 2020, cash used in investing activities was $200.4 million, which was an increase of $26.7 million, as compared to 2019. The increase was primarily a result of additions to property, plant and equipment, which were $202.0 million during 2020 and $171.4 million during 2019. There were $17.0 million and $19.5 million of additions to property, plant and equipment accrued in accounts payable, trade as of December 31, 2020 and December 29, 2019, respectively.

The Company anticipates additions to property, plant and equipment in 2021 to be in the range of $170 million to $200 million.

Cash Flows From Financing Activities

During 2020, cash used in financing activities was $248.9 million, which was an increase of $128.2 million, as compared to 2019. The increase was primarily driven by the purchase by an indirect wholly owned subsidiary of the Company of the remaining 22.7% general partnership interest in Piedmont for $100 million and net repayments of debt of $90 million in 2020, stemming from improved financial results.

The Company had cash payments for acquisition related contingent consideration of $43.4 million during 2020 and $27.2 million during 2019. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $28 million to $52 million.

In 2019, the Company sold $100 million aggregate principal amount of senior unsecured notes due in 2026 to MetLife and certain of its affiliates pursuant to a note purchase and private shelf agreement, dated January 23, 2019, between the Company, MetLife and the other parties thereto. These notes bear interest at 3.93%, payable quarterly in arrears, and will mature on October 10, 2026, unless earlier redeemed by the Company. The Company used the proceeds to refinance senior bonds due on April 15, 2019. The Company may request that MetLife consider the purchase of additional senior unsecured notes of the Company under the agreement in an aggregate principal amount of up to $200 million.

Off-Balance Sheet Arrangements

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. As of December 31, 2020, the Company had guaranteed $14.7 million of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 21 to the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2020:

	Contractual Obligation Payments Due During
(in thousands)	Total	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Thereafter
Total debt, net of interest	$942,500	$217,500	$—	$125,000	$—	$350,000	$250,000
Estimated interest on debt obligations(1)	153,036	28,488	27,270	23,853	23,170	22,062	28,193
Acquisition related contingent consideration	434,694	36,020	27,723	28,368	28,912	29,463	284,208
SAC purchase obligation(2)	362,068	103,448	103,448	103,448	51,724	—	—
Executive benefit plans	174,481	32,681	22,606	14,582	9,442	10,045	85,125
Operating lease obligations	169,581	24,056	20,970	18,125	15,330	13,747	77,353
Long-term marketing contractual arrangements(3)	164,895	35,224	30,314	21,302	16,974	15,110	45,971
Financing lease obligations	92,241	7,079	7,145	7,201	7,396	7,593	55,827
Purchase orders(4)	84,921	84,921	—	—	—	—	—
Postretirement benefit obligations(5)	67,665	2,886	2,983	3,151	3,341	3,494	51,810
Obligation for exiting multiemployer pension plan	5,836	974	974	974	974	974	966
Total contractual obligations	$2,651,918	$573,277	$243,433	$346,004	$157,263	$452,488	$879,453

(1)Includes interest payments based on contractual terms.
(2)Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024.
(3)Includes long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations.
(4)Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.
(5)Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plan is excluded as the timing and/or amount of any cash payment is uncertain.

The Company had uncertain tax positions, including accrued interest, of $2.6 million on December 31, 2020, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 17 to the consolidated financial statements for additional information.

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

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on December 31, 2020. See Note 21 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $16.3 million to the two Company-sponsored pension plans during 2020. Contributions to the two Company-sponsored pension plans are expected to be in the range of $8 million to $12 million in 2021.

Postretirement medical care payments are expected to be approximately $3 million in 2021. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement benefit obligations.

Hedging Activities

The Company uses commodity derivative instruments to manage its exposure to fluctuations in certain commodity prices. Fees paid by the Company for commodity derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its commodity derivative instruments that provide for net settlement of derivative transactions. The net impact of the commodity derivative instruments on the consolidated statements of operations was as follows:

	Fiscal Year
(in thousands)	2020	2019
Increase (decrease) in cost of sales	$(518)	$8,318
Increase (decrease) in SD&A expenses	2,343	(1,922)
Net impact	$1,825	$6,396

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

Other sales, which include revenue for service fees related to the repair of cold drink equipment and delivery fees for freight hauling and brokerage services, are recognized over time (“over time”). Revenues related to cold drink equipment repair are recognized as the respective services are completed using a cost-to-cost input method. Repair services are generally completed in less than one day but can extend up to one month. Revenues related to freight hauling and brokerage services are recognized as the delivery occurs using a miles driven output method. Generally, delivery occurs and freight charges are recognized in the same day. Over time sales orders open at the end of a financial period are not material to the consolidated financial statements.

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

The Company has established an allowance for doubtful accounts to adjust the recorded receivable to the estimated amount the Company believes will ultimately be collected. The Company’s allowance for doubtful accounts in the consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales.

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment and other intangibles when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair values of the long-lived assets. During 2020 and 2019, the Company performed periodic reviews of property, plant and equipment and other intangibles and determined no material impairment existed.

All business combinations are accounted for using the acquisition method. All of the Company’s goodwill resides within one reporting unit within the Nonalcoholic Beverages reportable segment, and, therefore, the Company has determined it has one reporting unit for the purpose of assessing goodwill for potential impairment. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter each year, and more frequently if facts and circumstances indicate such assets may be impaired, including significant declines in actual or future projected cash flows and significant deterioration of market conditions.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter during both 2020 and 2019 and determined there was no impairment of the carrying values of these assets. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2020 annual test date.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the CBA with The Coca‑Cola Company and CCR over the useful life of the related distribution rights. Under the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

Income Tax Estimates

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards, as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Primary Plan and the Bargaining Plan was 2.66% and 3.12%, respectively, in 2020 and 3.36% and 3.61%, respectively, in 2019. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the Aon AA Above Median yield curve as of the measurement date and reviews the discount rate assumption at the end of each year.

Pension costs were $8.3 million in 2020 and $10.6 million in 2019.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation for Primary Plan at December 31, 2020	$(11,299)	$11,990
Net periodic pension cost for Primary Plan in 2020	11	(24)

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation for Bargaining Plan at December 31, 2020	$(2,308)	$2,498
Net periodic pension cost for Bargaining Plan in 2020	(501)	540

The weighted average expected long-term rate of return of plan assets used in computing net periodic pension costs for the Primary Plan was 5.50% in 2020 and 5.00% in 2019. The weighted average expected long-term rate of return of plan assets used in computing net periodic pension costs for the Bargaining Plan was 6.25% in 2020 and 5.25% in 2019. These rates reflect an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 18 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets and the weighted average expected long-term rate of return of each asset type. The actual return on pension plan assets for the Primary Plan was a gain of 14.3% in 2020 and 12.8% in 2019. The actual return on pension plan assets for the Bargaining Plan was a gain of 13.9% in 2020 and 15.3% in 2019.

The Company sponsors a postretirement healthcare plan for employees meeting specified qualifying criteria. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the net periodic postretirement benefit cost and postretirement benefit obligation for this plan. These factors include assumptions about the discount rate and the expected growth rate for the cost of healthcare benefits. In addition, the Company uses subjective factors such as withdrawal and mortality rates to estimate the projected liability under this plan. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. The Company does not prefund its postretirement benefits and has the right to modify or terminate certain of these benefits in the future.

The discount rate assumption, the annual healthcare cost trend and the ultimate trend rate for healthcare costs are key estimates which can have a significant impact on the net periodic postretirement benefit cost and postretirement benefit obligation in future periods. The Company annually determines the healthcare cost trend based on recent actual medical trend experience and projected experience for subsequent years.

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on the annual yield on long-term corporate bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 2.70% in 2020 and 3.32% in 2019. The discount rate was derived using the Aon AA Above Median yield curve. Projected benefit payouts for each plan were matched to the Aon AA Above Median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2020	$(2,166)	$2,293
Net periodic postretirement benefit cost in 2020	(143)	150

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016‑13 in 2020 and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018‑13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements in Accounting Standards Codification Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018‑13 in 2020 and has updated disclosures in this report. See Note 16 to the consolidated financial statements for additional information.

In August 2018, the FASB issued ASU 2018‑14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which is effective for fiscal years ending after December 15, 2020. Under this guidance, removed disclosures include the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates. Additional disclosures include an explanation of the reasons for significant gains and losses related to the benefit obligation for the period. The Company adopted ASU 2018‑14 in 2020 and has updated disclosures in this report. See Note 18 to the consolidated financial statements for additional information.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019‑12, “Simplifying the Accounting for Income Taxes,” which will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company evaluated the impact ASU 2019‑12 will have on its consolidated financial statements and does not expect a material impact upon adoption in 2021.

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

These forward-looking statements may be identified by the use of the words “will,” “may,” “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” “could,” “strive” and other similar terms and expressions. Various factors, risks and uncertainties may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, risks and uncertainties that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in “Item 1A. Risk Factors” of this report and elsewhere herein, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” in Item 7 of this report, or in other filings or statements made by the Company. All of the forward-looking statements in this report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of December 31, 2020, interest expense for the next 12 months would increase by approximately $1.2 million. This amount was determined by calculating the effect of the hypothetical interest rate on the unhedged portion of the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the CBA. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

The Company is exposed to certain market risks and commodity price risk that arise in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for trading or speculative purposes.

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $58.4 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 1.4% in 2020, 2.3% in 2019 and 2.4% in 2018. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 8.Financial Statements and Supplementary Data.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2020	2019	2018
Net sales	$5,007,357	$4,826,549	$4,625,364
Cost of sales	3,238,448	3,156,047	3,069,652
Gross profit	1,768,909	1,670,502	1,555,712
Selling, delivery and administrative expenses	1,455,531	1,489,748	1,497,810
Income from operations	313,378	180,754	57,902
Interest expense, net	36,735	45,990	50,506
Other expense, net	35,603	100,539	30,853
Gain on exchange transactions	—	—	10,170
Income (loss) before taxes	241,040	34,225	(13,287)
Income tax expense	58,943	15,665	1,869
Net income (loss)	182,097	18,560	(15,156)
Less: Net income attributable to noncontrolling interest	9,604	7,185	4,774
Net income (loss) attributable to Coca‑Cola Consolidated, Inc.	$172,493	$11,375	$(19,930)

Basic net income (loss) per share based on net income (loss) attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$18.40	$1.21	$(2.13)
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$18.40	$1.21	$(2.13)
Weighted average number of Class B Common Stock shares outstanding	2,232	2,229	2,209

Diluted net income (loss) per share based on net income (loss) attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$18.30	$1.21	$(2.13)
Weighted average number of Common Stock shares outstanding – assuming dilution	9,427	9,417	9,350

Class B Common Stock	$18.28	$1.19	$(2.13)
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,286	2,276	2,209
See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2020	2019	2018
Net income (loss)	$182,097	$18,560	$(15,156)

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	(673)	(20,484)	5,928
Prior service credits	15	17	19
Postretirement benefits reclassification including benefit costs:
Actuarial gain (loss)	(3,137)	3,711	12,397
Prior service costs	—	(975)	(1,393)
Interest rate swap	(286)	(270)	—
Foreign currency translation adjustment	30	(16)	(14)
Other comprehensive income (loss), net of tax	(4,051)	(18,017)	16,937

Comprehensive income	178,046	543	1,781
Less: Comprehensive income attributable to noncontrolling interest	9,604	7,185	4,774
Comprehensive income (loss) attributable to Coca‑Cola Consolidated, Inc.	$168,442	$(6,642)	$(2,993)
See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2020	December 29, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$54,793	$9,614
Accounts receivable, trade	425,445	433,552
Allowance for doubtful accounts	(21,620)	(13,782)
Accounts receivable from The Coca-Cola Company	49,203	62,411
Accounts receivable, other	37,084	43,094
Inventories	225,757	225,926
Prepaid expenses and other current assets	74,146	69,461
Assets held for sale	6,429	—
Total current assets	851,237	830,276
Property, plant and equipment, net	1,022,722	997,403
Right-of-use assets - operating leases	134,383	111,376
Leased property under financing leases, net	69,867	17,960
Other assets	111,781	113,269
Goodwill	165,903	165,903
Distribution agreements, net	853,753	876,096
Customer lists, net	12,804	14,643
Total assets	$3,222,450	$3,126,926

LIABILITIES AND EQUITY
Current liabilities:
Current portion of obligations under operating leases	$19,766	$15,024
Current portion of obligations under financing leases	5,860	9,403
Accounts payable, trade	217,560	187,476
Accounts payable to The Coca-Cola Company	107,181	108,699
Other accrued liabilities	205,141	208,834
Accrued compensation	87,608	87,813
Accrued interest payable	3,944	4,946
Total current liabilities	647,060	622,195
Deferred income taxes	139,423	125,130
Pension and postretirement benefit obligations	113,325	114,831
Other liabilities	679,280	668,566
Noncurrent portion of obligations under operating leases	119,923	97,765
Noncurrent portion of obligations under financing leases	69,984	17,403
Long-term debt	940,465	1,029,920
Total liabilities	2,709,460	2,675,810
Commitments and Contingencies
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued - none
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued - 2,860,356 shares	2,860	2,860
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none
Additional paid in capital	135,953	128,983
Retained earnings	544,280	381,161
Accumulated other comprehensive loss	(119,053)	(115,002)
Treasury stock, at cost: Common Stock - 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity of Coca-Cola Consolidated, Inc.	512,990	346,952
Noncontrolling interest	—	104,164
Total equity	512,990	451,116
Total liabilities and equity	$3,222,450	$3,126,926
See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$182,097	$18,560	$(15,156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing or capital leases	155,936	156,886	164,502
Amortization of intangible assets and deferred proceeds, net	23,081	23,030	22,754
Fair value adjustment of acquisition related contingent consideration	31,210	92,788	28,767
Deferred income taxes	8,737	3,987	9,366
Impairment of property, plant and equipment	8,030	8,798	453
Loss on sale of property, plant and equipment	5,187	6,498	7,103
Amortization of debt costs	1,050	1,313	1,477
Stock compensation expense	—	2,045	5,606
Gain on exchange transactions	—	—	(10,170)
Proceeds from Legacy Facilities Credit	—	—	1,320
Change in current assets less current liabilities	55,607	(31,681)	(26,387)
Change in other noncurrent assets	21,820	15,201	4,347
Change in other noncurrent liabilities	641	(7,203)	(25,122)
Other	1,065	148	19
Total adjustments	312,364	271,810	184,035
Net cash provided by operating activities	$494,461	$290,370	$168,879

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(202,034)	$(171,374)	$(138,235)
Proceeds from the sale of property, plant and equipment	3,385	4,064	5,259
Investment in CONA Services LLC	(1,770)	(1,713)	(2,098)
Other distribution agreements	—	(4,654)	—
Net cash paid for exchange transactions	—	—	(13,116)
Proceeds from cold drink equipment	—	—	3,789
Acquisition of distribution territories and manufacturing plants, net of cash acquired and purchase price settlements	—	—	456
Net cash used in investing activities	$(200,419)	$(173,677)	$(143,945)

Cash Flows from Financing Activities:
Payments on revolving credit facility	$(280,000)	$(550,339)	$(483,000)
Borrowings under revolving credit facility	235,000	515,339	356,000
Payments on term loan facility and senior bonds	(45,000)	(140,000)	(7,500)
Proceeds from issuance of senior notes	—	100,000	150,000
Purchase of noncontrolling interest in Piedmont Coca-Cola Bottling Partnership	(100,000)	—	—
Payments of acquisition related contingent consideration	(43,400)	(27,182)	(24,683)
Cash dividends paid	(9,374)	(9,369)	(9,353)
Payments on financing or capital lease obligations	(5,861)	(8,656)	(8,221)
Debt issuance fees	(228)	(420)	(1,531)
Net cash used in financing activities	$(248,863)	$(120,627)	$(28,288)

Net increase (decrease) in cash	$45,179	$(3,934)	$(3,354)
Cash at beginning of year	9,614	13,548	16,902
Cash at end of year	$54,793	$9,614	$13,548
See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 31, 2017	$10,204	$2,819	$120,417	$388,718	$(94,202)	$(60,845)	$(409)	$366,702	$92,205	$458,907
Net income (loss)	—	—	—	(19,930)	—	—	—	(19,930)	4,774	(15,156)
Other comprehensive income, net of tax	—	—	—	—	16,937	—	—	16,937	—	16,937
Cash dividends paid:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,212)	—	—	—	(2,212)	—	(2,212)
Issuance of 20,296 shares of Class B Common Stock	—	20	3,811	—	—	—	—	3,831	—	3,831
Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income	—	—	—	11,375	—	—	—	11,375	7,185	18,560
Other comprehensive loss, net of tax	—	—	—	—	(18,017)	—	—	(18,017)	—	(18,017)
Cash dividends paid:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,228)	—	—	—	(2,228)	—	(2,228)
Issuance of 19,224 shares of Class B Common Stock	—	21	4,755	—	—	—	—	4,776	—	4,776
Reclassification of stranded tax effects	—	—	—	19,720	(19,720)	—	—	—	—	—
Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	172,493	—	—	—	172,493	9,604	182,097
Other comprehensive loss, net of tax	—	—	—	—	(4,051)	—	—	(4,051)	—	(4,051)
Cash dividends paid:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,233)	—	—	—	(2,233)	—	(2,233)
Purchase of noncontrolling interest in Piedmont Coca-Cola Bottling Partnership	—	—	6,970	—	—	—	—	6,970	(113,768)	(106,798)
Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990	$—	$512,990
See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Summary of Significant Accounting Policies

Description of Business

Coca‑Cola Consolidated, Inc. (the “Company”) distributes, markets and manufactures nonalcoholic beverages, primarily products of The Coca‑Cola Company, and is the largest Coca‑Cola bottler in the United States. Approximately 84% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company also distributes products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”).

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

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to customers, including grocery stores, mass merchandise stores, club stores, convenience stores and drug stores, selling to on-premise locations, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, and selling through other channels such as vending machine outlets.

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

Fiscal Year

During the fourth quarter of 2020, the Company’s Board of Directors approved a change in the Company’s fiscal year so that each fiscal year will end on December 31 of the applicable calendar year. This change was not considered a change in fiscal year under the rules of the Securities and Exchange Commission as the new fiscal year commenced within seven days of the prior fiscal year-end and the new fiscal year commenced with the end of the prior fiscal year. Previously, the Company’s fiscal year generally ended on the Sunday closest to December 31 of each year. The fiscal years presented are the periods ended December 31, 2020 (“2020”), December 29, 2019 (“2019”) and December 30, 2018 (“2018”).

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

Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts to adjust the recorded receivable to the estimated amount the Company believes will ultimately be collected. The Company’s allowance for doubtful accounts in the consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales.

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair values of the long-lived assets.

Leases

The Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases” on December 31, 2018 using the optional transition method. The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements and also leases certain warehouse space under financing lease agreements. The Company uses the following policies and assumptions to evaluate its leases:

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
•Allocating lease and non-lease components: The Company has elected the practical expedient to not separate lease and non-lease components for certain classes of underlying assets. The Company has equipment and vehicle lease agreements, which generally have the lease and associated non-lease components accounted for as a single lease component. The Company has real estate lease agreements with lease and non-lease components, which are accounted for separately where applicable.
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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal use software was $6.7 million in 2020, $7.7 million in 2019 and $10.0 million in 2018.

Goodwill

All business combinations are accounted for using the acquisition method. Goodwill is tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The Company performs its annual goodwill impairment test, which includes a qualitative assessment to determine whether it is more likely than not that the fair value of the goodwill is below its carrying value, as of the first day of the fourth quarter each year, and more often if there are significant changes in business conditions that could result in impairment.

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

When a quantitative analysis is considered necessary for the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches:

•market value, using the Company’s stock price plus outstanding debt;
•discounted cash flow analysis; and
•multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

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

During 2020, 2019 and 2018, the Company performed its annual impairment test of goodwill and determined there was no impairment of the carrying value of these assets.

Distribution Agreements and Customer Lists

The Company’s definite-lived intangible assets consist of distribution agreements and customer lists, which have estimated useful lives of 10 to 40 years and five to 12 years, respectively. These assets are amortized on a straight-line basis over their estimated useful lives.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data, which are considered Level 3 inputs.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

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

The expense and liability amounts recorded for the benefit plans reflect estimates related to interest rates, investment returns, employee turnover and age at retirement, mortality rates and healthcare costs. The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on the Aon AA Above Median yield curve as of each plan’s measurement date. The service cost components of the net periodic benefit cost of the plans are charged to current operations, and the non-service cost components of the net periodic benefit cost of the plans are classified as other expense, net. In addition, certain other union employees are covered by plans provided by their respective union organizations and the Company expenses amounts as paid in accordance with union agreements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating losses and tax credit carryforwards, as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Other sales, which include revenue for service fees related to the repair of cold drink equipment and delivery fees for freight hauling and brokerage services, are recognized over time (“over time”). Revenues related to cold drink equipment repair are recognized as the respective services are completed using a cost-to-cost input method. Repair services are generally completed in less than one day but can extend up to one month. Revenues related to freight hauling and brokerage services are recognized as the delivery occurs using a miles driven output method. Generally, delivery occurs and freight charges are recognized in the same day. Over time sales orders open at the end of a financial period are not material to the consolidated financial statements.

Marketing Programs and Sales Incentives

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

Commodity derivative instruments held by the Company are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. The Company generally pays a fee for these commodity derivative instruments, which is amortized over the corresponding period of each commodity derivative instrument. Settlements of commodity derivative instruments are included in cash flows from operating activities in the consolidated statements of cash flows.

All commodity derivative instruments are recorded at fair value as either assets or liabilities in the consolidated balance sheets. The Company has master agreements with the counterparties to its commodity derivative instruments that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the consolidated balance sheets and the net amounts of derivative liabilities are recognized in either other accrued liabilities or other liabilities in the consolidated balance sheets.

Risk Management Programs

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

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished products from manufacturing plants to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished products from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $622.1 million in 2020, $623.4 million in 2019 and $610.7 million in 2018.

Stock Compensation

In 2008, the stockholders of the Company approved a performance unit award agreement (the “Performance Unit Award Agreement”) for J. Frank Harrison, III, the Chairman of the Board of Directors and Chief Executive Officer of the Company, consisting of 400,000 performance units (“Units”) subject to vesting in annual increments over a 10-year period starting in fiscal year 2009. The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in the first quarter of 2019 in connection with Mr. Harrison’s services during 2018.

In 2018, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and the Company’s stockholders approved a long-term performance equity plan (the “Long-Term Performance Equity Plan”) to succeed the Performance Unit Award Agreement. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of performance measures specified by the Compensation Committee. Mr. Harrison may elect to have awards earned under the Long‑Term Performance Equity Plan settled in cash and/or shares of Class B Common Stock. See Note 3 for additional information on Mr. Harrison’s stock compensation programs.

Common Stock and Class B Common Stock

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

Each share of Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 20 votes per share at all meetings of the Company’s stockholders. Except as otherwise required by law, holders of the Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result, the holders of the Class B Common Stock control approximately 86% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. In the event of liquidation, there is no preference between the two classes of common stock.

Dividends

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. Under the Company’s certificate of incorporation, the Board of Directors may declare dividends on the Common Stock without declaring equal or any dividends on the Class B Common Stock. Notwithstanding this provision, the Class B Common Stock has voting and conversion rights that allow the Class B Common Stock to participate equally on a per share basis with the Common Stock.

The Board of Directors has declared, and the Company has paid, dividends on the Common Stock and Class B Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994. During 2020, 2019 and 2018, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock. Total cash dividends paid were $9.4 million per year in 2020, 2019 and 2018.

Net Income Per Share

The Company applies the two-class method for calculating and presenting net income per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared or accumulated and participation rights in undistributed earnings. Under this method:

(a)Income from continuing operations (“net income”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid for the current period.
(b)The remaining earnings (“undistributed earnings”) are allocated to Common Stock and Class B Common Stock to the extent each security may share in earnings as if all the earnings for the period had been distributed. The total earnings allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for a participation feature.
(c)The total earnings allocated to each security is then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
(d)Basic and diluted net income per share data are presented for each class of common stock.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016‑13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016‑13 in 2020 and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018‑13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements in Accounting Standards Codification Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018‑13 in 2020 and has updated disclosures in this report. See Note 16 for additional information.

In August 2018, the FASB issued ASU 2018‑14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which is effective for fiscal years ending after December 15, 2020. Under this guidance, removed disclosures include the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of assets expected to be returned to the employer, certain related party disclosures, and the effects of a one-percentage-point change in the assumed health care cost trend rates. Additional disclosures include an explanation of the reasons for significant gains and losses related to the benefit obligation for the period. The Company adopted ASU 2018‑14 in 2020 and has updated disclosures in this report. See Note 18 for additional information.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019‑12, “Simplifying the Accounting for Income Taxes,” which will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company evaluated the impact ASU 2019‑12 will have on its consolidated financial statements and does not expect a material impact upon adoption in 2021.

2.Piedmont Coca-Cola Bottling Partnership

The Company and The Coca‑Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) in 1993 to distribute and market nonalcoholic beverages primarily in portions of North Carolina and South Carolina. On December 9, 2020, an indirect wholly owned subsidiary of the Company purchased the remaining 22.7% general partnership interest in Piedmont from an indirect wholly owned subsidiary of The Coca‑Cola Company for $100 million, and Piedmont became an indirect wholly owned subsidiary of the Company. Piedmont was subsequently merged with and into CCBCC Operations, LLC, a wholly owned subsidiary of the Company, effective December 28, 2020.

Noncontrolling interest income, which was included in net income on the Company’s consolidated statements of operations, represented the portion of Piedmont owned by The Coca‑Cola Company and was $9.6 million in 2020, $7.2 million in 2019 and $4.8 million in 2018. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest is included in the equity section of the Company’s consolidated balance sheets and totaled $104.2 million on December 29, 2019.

3.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

J. Frank Harrison, III, together with the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr., control shares representing approximately 86% of the total voting power of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis.

As of December 31, 2020, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2020	2019	2018
Payments made by the Company to The Coca-Cola Company for:
Concentrate, syrup, sweetener and other purchases	$1,174,616	$1,187,889	$1,188,818
Customer marketing programs	132,874	144,949	145,019
Purchase of noncontrolling interest in Piedmont	100,000	—	—
Cold drink equipment parts	21,523	28,209	30,065
Brand investment programs	15,479	13,266	9,063

Payments made by The Coca-Cola Company to the Company for:
Marketing funding support payments	$82,967	$98,013	$86,483
Fountain delivery and equipment repair fees	32,810	41,714	40,023
Presence marketing funding support on the Company’s behalf	8,434	8,002	8,311
Facilitating the distribution of certain brands and packages to other Coca-Cola bottlers	4,538	5,069	9,683
Cold drink equipment	—	—	3,789
Legacy Facilities Credit (excluding portion related to Mobile, Alabama facility)	—	—	1,320

In fiscal 2017 (“2017”), The Coca‑Cola Company agreed to provide the Company a fee to compensate the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at certain manufacturing plants owned by the Company (the “Legacy Facilities Credit”). The Company immediately recognized the portion of the Legacy Facilities Credit applicable to a regional manufacturing plant in Mobile, Alabama, which the Company divested in 2017, and the remaining balance of the Legacy Facilities Credit will be amortized as a reduction to cost of sales over a period of 40 years. The portion of the deferred liability that is expected to be amortized in the next 12 months is classified as current.

Coca‑Cola Refreshments USA, Inc.

The CBA requires the Company to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. These sub-bottling payments are based on gross profit derived from the Company’s sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, a beverage product or certain cross-licensed brands.

Sub-bottling payments to CCR were $43.4 million in 2020, $27.2 million in 2019 and $24.7 million in 2018. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	December 31, 2020	December 29, 2019
Current portion of acquisition related contingent consideration	$36,020	$41,087
Noncurrent portion of acquisition related contingent consideration	398,674	405,597
Total acquisition related contingent consideration	$434,694	$446,684

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

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the consolidated balance sheets, was $21.9 million as of December 31, 2020 and $23.2 million as of December 29, 2019.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the consolidated balance sheets, was $8.0 million as of December 31, 2020 and $8.2 million as of December 29, 2019. The Company also guarantees a portion of SAC’s debt; see Note 21 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were classified as a reduction to cost of sales in the consolidated statements of operations, were $9.0 million in 2020, $9.1 million in 2019 and $9.0 million in 2018.

Coca‑Cola Bottlers’ Sales & Services Company, LLC (“CCBSS”)

Along with all other Coca‑Cola bottlers in the United States and Canada, the Company is a member of CCBSS, a company formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system. The Company accounts for CCBSS as an equity method investment and its investment in CCBSS is not material.

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $6.3 million on December 31, 2020 and $10.0 million on December 29, 2019, which were classified as accounts receivable, other in the consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.5 million in 2020, $2.3 million in 2019 and $2.8 million in 2018, which were classified as SD&A expenses in the consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the consolidated balance sheets, was $11.5 million as of December 31, 2020 and $10.5 million as of December 29, 2019.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $22.0 million in 2020, $22.2 million in 2019 and $21.5 million in 2018.

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

The principal balance outstanding under the new operating lease was $30.8 million on December 31, 2020 and the principal balance outstanding under the previous financing lease, which was replaced by the new operating lease, was $6.8 million on December 29, 2019. The annual base rent the Company is obligated to pay under the new operating lease is subject to an adjustment for an inflation factor. The previous financing lease included contingent rental payments that were a result of changes in the Consumer Price Index minimum and were recorded as adjustments to interest expense, net on the Company’s consolidated statements of operations. Rental payments related to this lease were $3.3 million in 2020, $4.5 million in 2019 and $4.4 million in 2018.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One (“HLP”), which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. During the third quarter of 2020, the Company entered into an amendment to this lease, effective June 30, 2020, with HLP to extend the term of the lease agreement by 15 years from January 1, 2021 through December 31, 2035.

The principal balance outstanding under the amended financing lease was $61.9 million on December 31, 2020 and the principal balance outstanding under the lease, prior to being amended, was $4.3 million on December 29, 2019. The annual base rent the

Company is obligated to pay under the amended financing lease is subject to an adjustment for an inflation factor. Rental payments related to this lease were $4.5 million in 2020, $4.4 million in 2019 and $4.2 million in 2018.

Long-Term Performance Equity Plan

In 2018, the Compensation Committee and the Company’s stockholders approved the Long-Term Performance Equity Plan, which compensates J. Frank Harrison, III based on the Company’s performance. The Long-Term Performance Equity Plan succeeded the Performance Unit Award Agreement upon its expiration. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which is included in SD&A expenses on the consolidated statements of operations, was $9.2 million in 2020, $12.9 million in 2019 and $2.0 million in 2018.

During 2019 and 2018, J. Frank Harrison, III received shares of the Company’s Class B Common Stock in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during the prior year, pursuant to the Performance Unit Award Agreement. The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in 2019. As permitted under the terms of the Performance Unit Award Agreement, a number of shares were settled in cash each year to satisfy tax withholding obligations in connection with the vesting of the performance units. The remaining number of shares increased the total shares of Class B Common Stock outstanding. A summary of the awards issued in 2019 and 2018 is as follows:

	Fiscal Year
	2019	2018
Date of approval for award	March 5, 2019	March 6, 2018
Fiscal year of service covered by award	2018	2017
Shares settled in cash	15,476	16,504
Increase in Class B Common Stock shares outstanding	19,224	20,296
Total Class B Common Stock awarded	34,700	36,800

Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized based on the closing share price of Common Stock as of the last trading day prior to the end of each fiscal period, was $2.0 million in 2019 and $5.6 million in 2018.

4.Revenue Recognition

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time. Point in time sales accounted for approximately 97% of the Company’s net sales in 2020, 96% of the Company’s net sales in 2019 and 97% of the Company’s net sales in 2018.

Other sales, which include revenue for service fees related to the repair of cold drink equipment and delivery fees for freight hauling and brokerage services, are recognized over time. Revenues related to cold drink equipment repair are recognized as the respective services are completed using a cost-to-cost input method. Repair services are generally completed in less than one day but can extend up to one month. Revenues related to freight hauling and brokerage services are recognized as the delivery occurs using a miles driven output method. Generally, delivery occurs and freight charges are recognized in the same day. Over time sales orders open at the end of a financial period are not material to the consolidated financial statements.

The following table represents a disaggregation of revenue from contracts with customers:

	Fiscal Year
(in thousands)	2020	2019	2018
Point in time net sales:
Nonalcoholic Beverages - point in time	$4,842,934	$4,649,037	$4,467,945
Total point in time net sales	4,842,934	4,649,037	4,467,945

Over time net sales:
Nonalcoholic Beverages - over time	36,236	45,391	44,373
All Other - over time	128,187	132,121	113,046
Total over time net sales	164,423	177,512	157,419

Total net sales	$5,007,357	$4,826,549	$4,625,364

The Company’s allowance for doubtful accounts in the consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.6 million as of both December 31, 2020 and December 29, 2019.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during 2020:

(in thousands)	Fiscal Year 2020
Beginning balance - allowance for credit losses	$10,232
Additions charged to costs and expenses	14,265
Write-offs, net of recoveries	(6,427)
Ending balance - allowance for credit losses	$18,070

5.Segments

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

	Fiscal Year
(in thousands)	2020	2019	2018
Net sales:
Nonalcoholic Beverages	$4,879,170	$4,694,428	$4,512,318
All Other	332,728	345,005	358,625
Eliminations(1)	(204,541)	(212,884)	(245,579)
Consolidated net sales	$5,007,357	$4,826,549	$4,625,364

Income from operations:
Nonalcoholic Beverages	$324,716	$174,133	$45,519
All Other	(11,338)	6,621	12,383
Consolidated income from operations	$313,378	$180,754	$57,902

	Fiscal Year
(in thousands)	2020	2019	2018
Depreciation and amortization:
Nonalcoholic Beverages	$167,355	$169,879	$177,448
All Other	11,662	10,037	9,808
Consolidated depreciation and amortization	$179,017	$179,916	$187,256

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

6.Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method. See Note 1 for additional information related to net income (loss) per share.

	Fiscal Year
(in thousands, except per share data)	2020	2019	2018
Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:
Net income (loss) attributable to Coca-Cola Consolidated, Inc.	$172,493	$11,375	$(19,930)
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,233	2,228	2,212
Total undistributed earnings (losses)	$163,119	$2,006	$(29,283)

Common Stock undistributed earnings (losses) – basic	$124,275	$1,529	$(22,365)
Class B Common Stock undistributed earnings (losses) – basic	38,844	477	(6,918)
Total undistributed earnings (losses) – basic	$163,119	$2,006	$(29,283)

Common Stock undistributed earnings (losses) – diluted	$123,563	$1,521	$(22,365)
Class B Common Stock undistributed earnings (losses) – diluted	39,556	485	(6,918)
Total undistributed earnings (losses) – diluted	$163,119	$2,006	$(29,283)

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings (losses) – basic	124,275	1,529	(22,365)
Numerator for basic net income (loss) per Common Stock share	$131,416	$8,670	$(15,224)

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$2,233	$2,228	$2,212
Class B Common Stock undistributed earnings (losses) – basic	38,844	477	(6,918)
Numerator for basic net income (loss) per Class B Common Stock share	$41,077	$2,705	$(4,706)

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,233	2,228	2,212
Common Stock undistributed earnings (losses) – diluted	163,119	2,006	(29,283)
Numerator for diluted net income (loss) per Common Stock share	$172,493	$11,375	$(19,930)

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$2,233	$2,228	$2,212
Class B Common Stock undistributed earnings (losses) – diluted	39,556	485	(6,918)
Numerator for diluted net income (loss) per Class B Common Stock share	$41,789	$2,713	$(4,706)

	Fiscal Year
(in thousands, except per share data)	2020	2019	2018
Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,229	2,209

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,427	9,417	9,350
Class B Common Stock weighted average shares outstanding – diluted	2,286	2,276	2,209

Basic net income (loss) per share:
Common Stock	$18.40	$1.21	$(2.13)
Class B Common Stock	$18.40	$1.21	$(2.13)

Diluted net income (loss) per share:
Common Stock	$18.30	$1.21	$(2.13)
Class B Common Stock	$18.28	$1.19	$(2.13)

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
(3)For periods presented during which the Company has net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock included the dilutive effect of shares relative to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement. For periods presented during which the Company has net loss, the unvested performance units granted pursuant to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement are excluded from the calculation of diluted net loss per share, as the effect of these awards would be anti-dilutive. See Note 3 for additional information on the Long-Term Performance Equity Plan and the Performance Unit Award Agreement.
(4)The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of the Company’s Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of shares relative to such award is prospectively removed from the denominator for the calculation of diluted net income (loss) per share.
(5)The Company did not have anti-dilutive shares for any periods presented.

7.Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2020	December 29, 2019
Finished products	$140,080	$142,363
Manufacturing materials	47,081	45,267
Plastic shells, plastic pallets and other inventories	38,596	38,296
Total inventories	$225,757	$225,926

8.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2020	December 29, 2019
Repair parts	$26,811	$28,967
Prepaid taxes	8,428	4,359
Prepaid software	6,650	5,850
Prepaid marketing	4,773	5,658
Commodity hedges at fair market value	2,417	1,007
Prepayments for sponsorship contracts	569	8,696
Other prepaid expenses and other current assets	24,498	14,924
Total prepaid expenses and other current assets	$74,146	$69,461

9.Assets Held for Sale

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

As of December 31, 2020, certain locations of the Company, which are primarily those included in the Company’s supply chain optimization discussed above, met the accounting guidance criteria to be classified as assets held for sale. All locations classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these locations and none meet the accounting guidance criteria to be classified as discontinued operations.

Following is a summary of the assets held for sale:

(in thousands)	December 31, 2020
Land	$2,559
Buildings and leasehold and land improvements	3,870
Assets held for sale	$6,429

An impairment of $1.6 million was recorded in 2020 for these locations as a result of the net book value exceeding the agreed upon purchase price of one of the locations. This impairment was recorded within cost of sales on the consolidated statements of operations and within impairment of property, plant and equipment on the consolidated statements of cash flows.

10.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2020	December 29, 2019	Estimated Useful Lives
Land	$81,981	$76,860
Buildings	240,173	223,500	8-50 years
Machinery and equipment	392,998	355,575	5-20 years
Transportation equipment	445,218	417,532	4-20 years
Furniture and fixtures	96,606	92,059	3-10 years
Cold drink dispensing equipment	465,881	489,050	5-17 years
Leasehold and land improvements	155,077	145,341	5-20 years
Software for internal use	46,569	128,792	3-10 years
Construction in progress	54,505	29,369
Total property, plant and equipment, at cost	1,979,008	1,958,078
Less: Accumulated depreciation and amortization	956,286	960,675
Property, plant and equipment, net	$1,022,722	$997,403

During 2020, 2019 and 2018, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

11.Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	December 31, 2020	December 29, 2019
Weighted average remaining lease term:
Operating leases	9.4 years	10.2 years
Financing leases	13.4 years	4.8 years
Weighted average discount rate:
Operating leases	4.0%	4.1%
Financing leases	3.2%	5.7%

Following is a summary of the Company’s leases within the Company’s consolidated statements of operations:

	Fiscal Year
(in thousands)	2020	2019
Operating lease costs	$24,823	$18,820
Short-term and variable leases	15,305	13,605
Depreciation expense from financing leases(1)	4,678	5,967
Interest expense on financing lease obligations(1)	1,728	2,714
Total lease cost	$46,534	$41,106

(1)During 2018, the Company had depreciation expense from capital leases of $5.9 million and interest expense on capital lease obligations of $3.3 million.

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2020:

(in thousands)	Operating Leases	Financing Leases	Total
2021	$24,056	$7,079	$31,135
2022	20,970	7,145	28,115
2023	18,125	7,201	25,326
2024	15,330	7,396	22,726
2025	13,747	7,593	21,340
Thereafter	77,353	55,827	133,180
Total minimum lease payments including interest	$169,581	$92,241	$261,822
Less: Amounts representing interest	29,892	16,397	46,289
Present value of minimum lease principal payments	139,689	75,844	215,533
Less: Current portion of lease liabilities - operating and financing leases	19,766	5,860	25,626
Noncurrent portion of lease liabilities - operating and financing leases	$119,923	$69,984	$189,907

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 29, 2019:

(in thousands)	Operating Leases	Financing Leases	Total
2020	$19,236	$10,611	$29,847
2021	16,815	6,215	23,030
2022	14,016	2,694	16,710
2023	11,704	2,750	14,454
2024	10,989	2,808	13,797
Thereafter	67,556	5,406	72,962
Total minimum lease payments including interest	$140,316	$30,484	$170,800
Less: Amounts representing interest	27,527	3,678	31,205
Present value of minimum lease principal payments	112,789	26,806	139,595
Less: Current portion of lease liabilities - operating and financing leases	15,024	9,403	24,427
Noncurrent portion of lease liabilities - operating and financing leases	$97,765	$17,403	$115,168

Following is a summary of the Company’s leases within the consolidated statements of cash flows:

	Fiscal Year
(in thousands)	2020	2019
Cash flows from operating activities impact:
Operating leases	$24,718	$18,138
Interest payments on financing lease obligations(1)	1,728	2,714
Total cash flows from operating activities impact	$26,446	$20,852

Cash flows from financing activities impact:
Principal payments on financing lease obligations(1)	$5,861	$8,656
Total cash flows from financing activities impact	$5,861	$8,656

(1)During 2018, the Company had principal payments on capital lease obligations of $8.1 million and interest payments on capital lease obligations of $3.3 million.

As of December 31, 2020, the Company did not have future lease commitments that had not yet commenced.
12.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	December 31, 2020	December 29, 2019
Distribution agreements at cost	$952,533	$950,549
Less: Accumulated amortization	98,780	74,453
Distribution agreements, net	$853,753	$876,096

A reconciliation of the activity for distribution agreements, net in 2020 and 2019 is as follows:

	Fiscal Year
(in thousands)	2020	2019
Beginning balance - distribution agreements, net	$876,096	$900,383
Other distribution agreements	1,984	(10)
Additional accumulated amortization	(24,327)	(24,277)
Ending balance - distribution agreements, net	$853,753	$876,096

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 31, 2020 will be $24.5 million for each fiscal year 2021 through 2025.

13.Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	December 31, 2020	December 29, 2019
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	12,484	10,645
Customer lists, net	$12,804	$14,643

Assuming no impairment of customer lists, net, amortization expense in future years based upon recorded amounts as of December 31, 2020 will be approximately $1.7 million for each fiscal year 2021 through 2025.

14.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 31, 2020	December 29, 2019
Accrued insurance costs	$48,318	$44,584
Accrued marketing costs	38,539	34,947
Current portion of acquisition related contingent consideration	36,020	41,087
Employee and retiree benefit plan accruals	31,653	33,699
Current portion of deferred payroll taxes under CARES Act	18,706	—
Accrued taxes (other than income taxes)	6,178	6,366
Checks and transfers yet to be presented for payment from zero balance cash accounts	2,793	20,199
Federal income taxes	—	1,651
Commodity hedges at fair market value	—	1,174
All other accrued expenses	22,934	25,127
Total other accrued liabilities	$205,141	$208,834

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

15.Derivative Financial Instruments

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

Commodity derivative instruments held by the Company are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. The Company generally pays a fee for these commodity derivative instruments, which is amortized over the corresponding period of each commodity derivative instrument. Settlements of commodity derivative instruments are included in cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes pre-tax changes in the fair values of the Company’s commodity derivative instruments and the classification of such changes in the consolidated statements of operations:

	Fiscal Year
(in thousands)	2020	2019	2018
Cost of sales	$1,996	$6,602	$(10,376)
Selling, delivery and administrative expenses	791	3,536	(4,349)
Total gain (loss)	$2,787	$10,138	$(14,725)

All commodity derivative instruments are recorded at fair value as either assets or liabilities in the consolidated balance sheets. The Company has master agreements with the counterparties to its commodity derivative instruments that provide for net settlement of derivative transactions. Accordingly, the net amounts of derivative assets are recognized in either prepaid expenses and other current assets or other assets in the consolidated balance sheets and the net amounts of derivative liabilities are recognized in either other accrued liabilities or other liabilities in the consolidated balance sheets. The following table summarizes the fair values of the Company’s commodity derivative instruments and the classification of such instruments in the consolidated balance sheets:

(in thousands)	December 31, 2020	December 29, 2019
Assets:
Prepaid expenses and other current assets	$2,417	$1,007
Other assets	56	—
Total assets	$2,473	$1,007

Liabilities:
Other accrued liabilities	$—	$1,174
Total liabilities	$—	$1,174

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the consolidated balance sheets:

(in thousands)	December 31, 2020	December 29, 2019
Gross commodity derivative instrument assets	$2,473	$3,298
Gross commodity derivative instrument liabilities	—	3,465

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	December 31, 2020	December 29, 2019
Notional amount of outstanding commodity derivative instruments	$23,030	$171,699
Latest maturity date of outstanding commodity derivative instruments	December 2021	December 2020

16.Fair Values of Financial Instruments

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

Financial Instrument	Fair Value Level	Method and Assumptions
Deferred compensation plan assets and liabilities	Level 1	The fair value of the Company’s nonqualified deferred compensation plan for certain executives and other highly compensated employees is based on the fair values of associated assets and liabilities, which are held in mutual funds and are based on the quoted market values of the securities held within the mutual funds.
Pension plan assets	Level 1	The fair values of the Company’s Level 1 pension plan assets, which are equity securities and fixed income investment vehicles, are valued using the quoted market prices of those securities which are actively traded on national exchanges.
Pension plan assets	Level 2	The fair values of the Company’s Level 2 pension plan assets, which are investments that are pooled with other investments in a commingled fund, are valued using the net asset value produced by the fund manager. The assets within the commingled funds have a readily determinable fair market value.
Commodity derivative instruments	Level 2	The fair values of the Company’s commodity derivative instruments are based on current settlement values at each balance sheet date, which represent the estimated amounts the Company would have received or paid upon termination of these instruments. The Company’s credit risk related to the commodity derivative instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair values of commodity derivative instruments.
Long-term debt	Level 2	The carrying amounts of the Company’s variable rate debt approximate the fair values due to variable interest rates with short reset periods. The fair values of the Company’s fixed rate debt are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair value of the Company’s acquisition related contingent consideration is based on internal forecasts and the WACC derived from market data.

The following tables summarize the carrying amounts and fair values by level of the Company’s deferred compensation plan assets and liabilities, pension plan assets, commodity derivative instruments, long-term debt and acquisition related contingent consideration:

	December 31, 2020
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,742	$51,742	$51,742	$—	$—
Pension plan assets	319,699	319,699	308,849	10,850	—
Commodity derivative instruments	2,473	2,473	—	2,473	—
Liabilities:
Deferred compensation plan liabilities	51,742	51,742	51,742	—	—
Long-term debt	940,465	1,015,700	—	1,015,700	—
Acquisition related contingent consideration	434,694	434,694	—	—	434,694

	December 29, 2019
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$42,543	$42,543	$42,543	$—	$—
Pension plan assets	276,085	276,085	276,085	—	—
Commodity derivative instruments	1,007	1,007	—	1,007	—
Liabilities:
Deferred compensation plan liabilities	42,543	42,543	42,543	—	—
Commodity derivative instruments	1,174	1,174	—	1,174	—
Long-term debt	1,029,920	1,058,700	—	1,058,700	—
Acquisition related contingent consideration	446,684	446,684	—	—	446,684

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

The future expected sub-bottling payments extend through the life of applicable distribution assets acquired from CCR, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2020	2019
Beginning balance - Level 3 liability	$446,684	$382,898
Payment of acquisition related contingent consideration	(43,400)	(27,182)
Reclassification to current payables	200	(1,820)
Increase in fair value	31,210	92,788
Ending balance - Level 3 liability	$434,694	$446,684

As of December 31, 2020 and December 29, 2019, discount rates of 7.5% and 7.1%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The decrease in the fair value of the acquisition related contingent consideration liability in 2020, as compared to 2019, was primarily driven by the increase in the discount rate used to calculate fair value and changes in future cash flow projections of the distribution territories subject to sub-bottling fees. The increase in the fair value of the acquisition related contingent consideration liability in 2019 was primarily driven by changes in future cash flow projections of the distribution territories subject to sub-bottling fees and a decrease in the discount rate used to calculate fair value. These fair value adjustments were recorded in other expense, net in the consolidated statements of operations.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees is expected to be in the range of $28 million to $52 million.

17.Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2020	2019	2018
Current:
Federal	$38,665	$7,505	$(4,228)
State	11,541	4,173	(3,269)
Total current provision (benefit)	$50,206	$11,678	$(7,497)

Deferred:
Federal	$8,052	$4,514	$5,701
State	685	(527)	3,665
Total deferred provision (benefit)	$8,737	$3,987	$9,366

Income tax expense	$58,943	$15,665	$1,869

The Company’s effective income tax rate, calculated by dividing income tax expense by income (loss) before income taxes, was 24.5% for 2020, 45.8% for 2019 and (14.1)% for 2018. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense:

	Fiscal Year
	2020		2019		2018
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax loss
Statutory (income) / expense	$50,618	21.0%	$7,187	21.0%	$(2,790)	21.0%
State income taxes, net of federal benefit	9,258	3.8	1,352	4.0	(376)	2.8
Nondeductible compensation	3,007	1.3	4,313	12.6	2,851	(21.5)
Noncontrolling interest – Piedmont	(2,447)	(1.0)	(1,826)	(5.3)	(1,238)	9.3
Valuation allowance change	(1,900)	(0.8)	1,290	3.8	1,566	(11.8)
Meals, entertainment and travel expense	1,476	0.6	2,440	7.1	2,734	(20.6)
Nondeductible fees and expenses	311	0.1	887	2.6	568	(4.3)
Adjustment for uncertain tax positions	114	—	(805)	(2.4)	694	(5.2)
Adjustment for federal tax legislation	—	—	—	—	(1,989)	15.0
Other, net	(1,494)	(0.5)	827	2.4	(151)	1.2
Income tax expense	$58,943	24.5%	$15,665	45.8%	$1,869	(14.1)%

The Company’s effective income tax rate, calculated by dividing income tax expense by income (loss) before income taxes minus net income attributable to noncontrolling interest, was 25.5% for 2020, 57.9% for 2019 and (10.3)% for 2018.

The Company records liabilities for uncertain tax positions related to income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on known facts and information. Material changes in facts or information, as well as the expiration of statutes of limitations and/or settlements with individual tax jurisdictions, may result in material adjustments to these estimates in the future.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2020, 2019 and 2018, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at December 31, 2020 and December 29, 2019 were not material.

The Company had uncertain tax positions, including accrued interest of $2.6 million on December 31, 2020 and $2.5 million on December 29, 2019, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2020	2019	2018
Beginning balance - gross uncertain tax positions	$2,283	$2,857	$2,286
Increase as a result of tax positions taken in the current year	61	60	571
Increase as a result of tax positions taken in a prior year	504	—	—
Reduction as a result of the expiration of the applicable statute of limitations	(687)	(634)	—
Ending balance - gross uncertain tax positions	$2,161	$2,283	$2,857

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 31, 2020	December 29, 2019
Acquisition related contingent consideration	$107,769	$110,036
Operating lease liabilities	34,632	27,346
Deferred revenue	27,882	24,936
Deferred compensation	26,269	26,788
Accrued liabilities	22,341	19,266
Postretirement benefits	14,726	13,250
Pension	11,055	14,124
Transactional costs	4,451	4,857
Charitable contribution carryover	3,236	6,622
Net operating loss carryforwards	1,628	2,012
Financing lease agreements	1,618	2,432
Other	10,138	3,022
Deferred income tax assets	$265,745	$254,691
Less: Valuation allowance for deferred tax assets	5,325	7,190
Net deferred income tax asset	$260,420	$247,501

Intangible assets	$(182,585)	$(151,940)
Depreciation	(159,359)	(147,140)
Right-of-use assets - operating leases	(33,316)	(26,997)
Inventory	(13,709)	(12,631)
Prepaid expenses	(6,319)	(7,627)
Patronage dividend	(4,555)	(3,009)
Investment in Piedmont	—	(23,287)
Deferred income tax liabilities	$(399,843)	$(372,631)

Net deferred income tax liability	$(139,423)	$(125,130)

The Company’s deferred income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such deferred assets and liabilities and new information available to the Company.

During 2020, an indirect wholly owned subsidiary of the Company purchased the remaining 22.7% general partnership interest in Piedmont from an indirect wholly owned subsidiary of The Coca‑Cola Company, which resulted in the elimination of the Investment in Piedmont deferred tax liability. For income tax purposes, the tax effects of this purchase were recorded through additional paid in capital in the consolidated balance sheet as of December 31, 2020.

Valuation allowances are recognized on deferred tax assets if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations.

The valuation allowance of $5.3 million on December 31, 2020 and $7.2 million on December 29, 2019 was established primarily for certain loss carryforwards and deferred compensation.

As of December 31, 2020, the Company had no federal net operating losses and $33.8 million of state net operating losses available to reduce future income taxes, which expire in varying amounts through 2038.

Prior tax years beginning in year 2007 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

18.Benefit Plans

Executive Benefit Plans

In addition to the Company’s Director Deferral Plan, the Company has four executive benefit plans: the Supplemental Savings Incentive Plan, the Long-Term Retention Plan, the Officer Retention Plan and the Long-Term Performance Plan. The Company also has a Long-Term Performance Equity Plan, as discussed in Note 3.

Pursuant to the Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service with the Company, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds determined by the participant. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2020, 2019 and 2018, the Company matched 50% of the first 6% of salary, excluding bonuses, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts.

Under the Director Deferral Plan, as amended and restated effective January 1, 2005, non-employee directors may defer payment of all or a portion of their annual retainer and meeting fees until they no longer serve on the Board of Directors. There is no Company matching contribution under the Director Deferral Plan. The liability under these two deferral plans was as follows:

(in thousands)	December 31, 2020	December 29, 2019
Current liabilities	$11,132	$8,893
Noncurrent liabilities	80,890	79,921
Total liability - Supplemental Savings Incentive Plan and Director Deferral Plan	$92,022	$88,814

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

(in thousands)	December 31, 2020	December 29, 2019
Current liabilities	$137	$102
Noncurrent liabilities	4,728	3,199
Total liability - Long-Term Retention Plan	$4,865	$3,301

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

(in thousands)	December 31, 2020	December 29, 2019
Current liabilities	$4,176	$3,267
Noncurrent liabilities	38,605	41,062
Total liability - Officer Retention Plan	$42,781	$44,329

Under the Long-Term Performance Plan, as amended and restated effective January 1, 2018, the Compensation Committee establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Long-Term Performance Plan are made based on the relative achievement of performance measures in terms of the Company-

sponsored objectives or objectives related to the performance of the individual participant or of the subsidiary, division, department, region or function in which the participant is employed. The liability under this plan was as follows:

(in thousands)	December 31, 2020	December 29, 2019
Current liabilities	$8,515	$7,252
Noncurrent liabilities	7,866	8,416
Total liability - Long-Term Performance Plan	$16,381	$15,668

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

Each year, the Company updates its mortality assumptions used in the calculation of its pension liability using The Society of Actuaries’ latest mortality tables. In 2020 and 2019, the mortality table reflected a lower increase in longevity.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

	Fiscal Year
(in thousands)	2020	2019
Beginning balance - projected benefit obligation	$332,304	$278,957
Service cost	6,331	4,853
Interest cost	10,957	12,299
Actuarial loss	31,300	47,651
Benefits paid	(12,647)	(11,456)
Ending balance - projected benefit obligation	$368,245	$332,304

Changes in Projected Benefit Obligation

The projected benefit obligations and the accumulated benefit obligations for both Company-sponsored pension plans were in excess of plan assets as of December 31, 2020 and December 29, 2019. The accumulated benefit obligation was $368.2 million on December 31, 2020 and $332.3 million on December 29, 2019.

The decrease in the discount rates in 2020, as compared to 2019, and, in 2019, as compared to 2018, was the primary driver of actuarial losses in both 2020 and 2019. The actuarial gains and losses, net of tax, were recorded in accumulated other comprehensive loss in the consolidated balance sheets.

Change in Plan Assets

	Fiscal Year
(in thousands)	2020	2019
Beginning balance - plan assets at fair value	$276,699	$256,168
Actual return on plan assets	40,680	29,549
Employer contributions	16,250	4,900
Benefits paid	(13,930)	(13,918)
Ending balance - plan assets at fair value	$319,699	$276,699

Funded Status

(in thousands)	December 31, 2020	December 29, 2019
Projected benefit obligation	$(368,245)	$(332,304)
Plan assets at fair value	319,699	276,699
Net funded status	$(48,546)	$(55,605)

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 31, 2020	December 29, 2019
Current liabilities	$—	$—
Noncurrent liabilities	(48,546)	(55,605)
Total liability - pension plans	$(48,546)	$(55,605)

Net Periodic Pension Cost

	Fiscal Year
(in thousands)	2020	2019	2018
Service cost	$6,331	$4,853	$5,484
Interest cost	10,957	12,299	11,350
Expected return on plan assets	(13,617)	(10,290)	(15,415)
Recognized net actuarial loss	4,619	3,688	3,830
Amortization of prior service cost	19	22	25
Net periodic pension cost	$8,309	$10,572	$5,274

Significant Assumptions

	Fiscal Year
	2020	2019	2018
Projected benefit obligation at the measurement date:
Discount rate - Primary Plan	2.66%	3.36%	4.47%
Discount rate - Bargaining Plan	3.12%	3.61%	4.63%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Primary Plan	3.36%	4.47%	3.80%
Discount rate - Bargaining Plan	3.61%	4.63%	3.90%
Weighted average expected long-term rate of return of plan assets - Primary Plan(1)	5.50%	5.00%	6.00%
Weighted average expected long-term rate of return of plan assets - Bargaining Plan(1)	6.25%	5.25%	6.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

(1)The weighted average expected long-term rate of return assumption for the pension plan assets, which was used to compute net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions set at the beginning of each fiscal year.

Cash Flows

(in thousands)	Anticipated Future Pension Benefit Payments for the Fiscal Years
2021	$13,526
2022	14,312
2023	15,100
2024	15,736
2025	16,377
2026 - 2030	89,826

Contributions to the two Company-sponsored pension plans are expected to be in the range of $8 million to $12 million in 2021.

Plan Assets

All assets in the Company’s pension plans are invested in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The weighted average expected long-term rate of return assumption for the pension plan assets, which will be used to compute 2021 net periodic pension costs, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions in the context of historical returns and volatilities for each asset class. The Company evaluates the rate of return assumption on an annual basis. The Company’s pension plans target asset allocation for 2021, actual asset allocation at December 31, 2020 and December 29, 2019, and the weighted average expected long-term rate of return by asset category for the Primary Plan were as follows:

	Percentage of Plan Assets at Fiscal Year-End		Target Allocation	Weighted Average Expected Long-Term Rate of Return
	2020	2019	2021	2021
U.S. debt securities	58%	57%	65%	3.09%
U.S. equity securities	24%	23%	26%	1.24%
International debt securities	8%	9%	—%	—%
International equity securities	8%	8%	7%	0.32%
Cash and cash equivalents	2%	3%	2%	0.10%
Total	100%	100%	100%	4.75%

The Company’s pension plans target asset allocation for 2021, actual asset allocation at December 31, 2020 and December 29, 2019, and the weighted average expected long-term rate of return by asset category for the Bargaining Plan were as follows:

	Percentage of Plan Assets at Fiscal Year-End		Target Allocation	Weighted Average Expected Long-Term Rate of Return
	2020	2019	2021	2021
U.S. debt securities	46%	46%	40%	2.30%
U.S. equity securities	39%	39%	46%	2.65%
International debt securities	2%	2%	—%	—%
International equity securities	12%	12%	12%	0.68%
Cash and cash equivalents	1%	1%	2%	0.12%
Total	100%	100%	100%	5.75%

Debt securities as of December 31, 2020 are comprised of investments in government and corporate bonds with a weighted average maturity of approximately 15 years for the Primary Plan and approximately 22 years for the Bargaining Plan. Both plans also hold an institutional high yield bond fund with a modified duration of approximately 3 years. U.S. equity securities include: (i) large capitalization domestic equity funds as represented by the S&P 500 index, (ii) mid-capitalization domestic equity funds as represented by the Russell Mid Cap Growth and Value indexes, (iii) small-capitalization domestic equity funds as represented by the Russell Small Cap Growth and Value indexes and (iv) alternative investment funds as represented by the HFRX Global index and the MSCI US REIT index. International equity securities include companies from both developed and emerging markets outside the United States. Cash and cash equivalents have a weighted average duration of less than one year.

The following table summarizes the Company’s pension plan assets, which are classified as Level 1 and Level 2 for fair value measurement. The Company does not have any Level 3 pension plan assets. See Note 16 for additional information.

(in thousands)	December 31, 2020	December 29, 2019
Pension plan assets - fixed income	$205,812	$179,153
Pension plan assets - equity securities(1)	106,424	89,861
Pension plan assets - cash and cash equivalents	7,463	7,071
Total pension plan assets	$319,699	$276,085

(1)The Company had other Level 1 pension plan assets related to its equity securities of $0.6 million in 2019.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements and for certain employees under collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contribution for employees who are part of collective bargaining agreements is determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $22.7 million in 2020, $21.7 million in 2019 and $21.2 million in 2018.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2020	2019
Benefit obligation at beginning of year	$62,056	$64,461
Service cost	1,454	1,496
Interest cost	2,031	2,750
Plan participants’ contributions	753	750
Actuarial (gain) loss	4,555	(4,191)
Benefits paid	(3,184)	(3,296)
Medicare Part D subsidy reimbursement	—	86
Benefit obligation at end of year	$67,665	$62,056

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2020	2019
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,431	2,460
Plan participants’ contributions	753	750
Benefits paid	(3,184)	(3,296)
Medicare Part D subsidy reimbursement	—	86
Fair value of plan assets at end of year	$—	$—

Funded Status

(in thousands)	December 31, 2020	December 29, 2019
Current liabilities	$(2,886)	$(2,831)
Noncurrent liabilities	(64,779)	(59,225)
Total liability - postretirement benefits	$(67,665)	$(62,056)

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2020	2019	2018
Service cost	$1,454	$1,496	$1,854
Interest cost	2,031	2,750	2,694
Recognized net actuarial loss	383	730	1,889
Amortization of prior service cost	—	(1,293)	(1,847)
Net periodic postretirement benefit cost	$3,868	$3,683	$4,590

Significant Assumptions

	Fiscal Year
	2020	2019	2018
Benefit obligation discount rate at measurement date	2.70%	3.32%	4.41%
Net periodic postretirement benefit cost discount rate for fiscal year	3.32%	4.41%	3.72%

Postretirement benefit expense - Pre-Medicare:
Weighted average healthcare cost trend rate	6.53%	7.13%	7.82%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2028	2026	2025

Postretirement benefit expense - Post-Medicare:
Weighted average healthcare cost trend rate	6.73%	7.11%	7.74%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2028	2026	2025

Cash Flows

(in thousands)	Anticipated Future Postretirement Benefit Payments Reflecting Expected Future Service
2021	$2,886
2022	2,983
2023	3,151
2024	3,341
2025	3,494
2026 - 2030	19,300

A reconciliation of the amounts in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost is as follows:

(in thousands)	December 29, 2019	Actuarial Loss	Reclassification Adjustments	December 31, 2020
Pension Plans:
Actuarial loss	$(146,762)	$(5,521)	$4,619	$(147,664)
Prior service costs	(26)	—	19	(7)
Postretirement Benefits:
Actuarial loss	(9,736)	(4,555)	383	(13,908)
Total within accumulated other comprehensive loss	$(156,524)	$(10,076)	$5,021	$(161,579)

Multiemployer Pension Plans

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. The collective bargaining agreements covering the Teamsters Plan expire at various times through 2023. The Company expects these agreements will be re-negotiated.

Participating in the Teamsters Plan involves certain risks in addition to the risks associated with single employer pension plans, as contributed assets are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the Teamsters Plan, the unfunded obligations of the Teamsters Plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the Teamsters Plan, the Company could be required to pay the Teamsters Plan a withdrawal liability based on the underfunded status of the Teamsters Plan. The Company does not anticipate withdrawing from the Teamsters Plan.

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

	Fiscal Year
(in thousands)	2020	2019	2018
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$924	$987	$763

According to the Teamsters Plan’s Form 5500 for both the plan years ended December 29, 2019 and December 30, 2018, the Company was not listed as providing more than 5% of the total contributions. At the date these financial statements were issued, a Form 5500 was not available for the plan year ended December 31, 2020.

The Company has a liability recorded for withdrawing from a multiemployer pension plan in 2008 and is required to make payments of approximately $1 million to this multiemployer pension plan each year through 2028. As of December 31, 2020, the Company had $5.8 million remaining on this liability.

19.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 31, 2020	December 29, 2019
Noncurrent portion of acquisition related contingent consideration	$398,674	$405,597
Accruals for executive benefit plans	144,101	141,380
Noncurrent deferred proceeds from Territory Conversion Fee	80,591	82,877
Noncurrent deferred proceeds from Legacy Facilities Credit	28,770	29,569
Noncurrent portion of deferred payroll taxes under CARES Act	18,706	—
Other	8,438	9,143
Total other liabilities	$679,280	$668,566

20.Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public / Nonpublic	December 31, 2020	December 29, 2019
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	$217,500	$262,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	—	45,000
Senior bonds(3)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(3)	11/25/2025				(43)	(52)
Debt issuance costs					(1,992)	(2,528)
Total long-term debt					$940,465	$1,029,920

(1)The Company intends to refinance principal payments due in the next 12 months under the term loan facility, and has the capacity to do so under its revolving credit facility, which is classified as long-term debt, and the Company is not restricted by any subjective acceleration clause within the revolving credit agreement. As such, any amounts due in the next 12 months were classified as noncurrent.
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
(3)The senior bonds due in 2025 were issued at 99.975% of par.

The principal maturities of debt outstanding on December 31, 2020 were as follows:

(in thousands)	Debt Maturities
Fiscal 2021	$217,500
Fiscal 2022	—
Fiscal 2023	125,000
Fiscal 2024	—
Fiscal 2025	350,000
Thereafter	250,000
Long-term debt	$942,500

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

In 2019, the Company entered into a $100 million fixed rate swap maturing June 7, 2021, to hedge a portion of the interest rate risk on the Company’s term loan facility. This interest rate swap is designated as a cash flow hedging instrument and changes in its fair value are not expected to be material to the consolidated balance sheets. Changes in the fair value of this interest rate swap were classified as accumulated other comprehensive loss on the consolidated balance sheets and included in the consolidated statements of comprehensive income.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2020. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.
21.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 28.3 million cases, 29.4 million cases and 29.2 million cases of finished product from SAC in 2020, 2019 and 2018, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2020	2019	2018
Purchases from Southeastern	$125,659	$132,328	$125,352
Purchases from SAC	155,858	160,189	155,583
Total purchases from manufacturing cooperatives	$281,517	$292,517	$280,935

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2024. The amount guaranteed was $14.7 million on both December 31, 2020 and December 29, 2019. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of December 31, 2020, and there was no impairment identified in 2020, 2019 or 2018.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on December 31, 2020 and $35.6 million on December 29, 2019.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2020, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $164.9 million.

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

22.Risks and Uncertainties

Approximately 84% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining bottle/can sales volume to retail customers consists of products of other beverage companies. The Company has beverage agreements with The Coca‑Cola Company and other beverage companies under which it has various requirements. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

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

	Fiscal Year
	2020	2019	2018
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	19%	19%	19%
The Kroger Company	13%	12%	11%
Total approximate percent of the Company’s total bottle/can sales volume	32%	31%	30%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	14%	13%	14%
The Kroger Company	10%	8%	8%
Total approximate percent of the Company’s total net sales	24%	21%	22%

The Company purchases a majority of its aluminum cans from two domestic suppliers and all of the plastic bottles used in its manufacturing plants from two manufacturing cooperatives it co-owns with several other Coca‑Cola bottlers. In 2020, the COVID-19 pandemic impacted the supply of aluminum cans and, as a result, the Company changed its typical sourcing model and sourced aluminum cans from international locations. See Note 3 and Note 21 for additional information.

The Company is exposed to price risk on commodities such as aluminum, corn and PET resin, which affects the cost of raw materials used in the production of its finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on crude oil, which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company.

Certain liabilities of the Company, including floating rate debt, retirement benefit obligations and the Company’s pension liability, are subject to risk of changes in both long-term and short-term interest rates.

The Company’s contingent consideration liability resulting from the acquisition of certain distribution territories is subject to risk as a result of changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts, and changes in the Company’s WACC, which is derived from market data.

Approximately 14% of the Company’s labor force is covered by collective bargaining agreements. The Company’s collective bargaining agreements, which generally have 3- to 5-year terms, expire at various dates through 2025. Terms and conditions of new labor union agreements could increase the Company’s exposure to work interruptions or stoppages.

23.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments to the Company’s pension and postretirement medical benefit plans, the interest rate swap on the Company’s term loan facility and the foreign currency translation for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

Following is a summary of AOCI(L) for 2020, 2019 and 2018:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2020
Net pension activity:
Actuarial loss	$(93,174)	$(5,521)	$1,369	$4,619	$(1,140)	$(93,847)
Prior service costs	(7)	—	—	19	(4)	8
Net postretirement benefits activity:
Actuarial loss	(1,191)	(4,555)	1,129	383	(94)	(4,328)
Prior service credits	(624)	—	—	—	—	(624)
Interest rate swap	(270)	—	—	(378)	92	(556)
Foreign currency translation adjustment	(16)	—	—	41	(11)	14
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(115,002)	$(10,076)	$2,498	$4,684	$(1,157)	$(119,053)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 30, 2018	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 29, 2019
Net pension activity:
Actuarial loss	$(72,690)	$(30,855)	$7,590	$3,688	$(907)	$(93,174)
Prior service costs	(24)	—	—	22	(5)	(7)
Net postretirement benefits activity:
Actuarial loss	(4,902)	4,192	(1,031)	730	(180)	(1,191)
Prior service credits	351	—	—	(1,293)	318	(624)
Interest rate swap	—	—	—	(359)	89	(270)
Foreign currency translation adjustment	—	—	—	(19)	3	(16)
Reclassification of stranded tax effects	—	—	(19,720)	—	—	(19,720)
Total AOCI(L)	$(77,265)	$(26,663)	$(13,161)	$2,769	$(682)	$(115,002)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2017	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 30, 2018
Net pension activity:
Actuarial loss	$(78,618)	$4,036	$(993)	$3,830	$(945)	$(72,690)
Prior service costs	(43)	—	—	25	(6)	(24)
Net postretirement benefits activity:
Actuarial loss	(17,299)	14,552	(3,580)	1,889	(464)	(4,902)
Prior service credits	1,744	—	—	(1,847)	454	351
Foreign currency translation adjustment	14	—	—	(19)	5	—
Total AOCI(L)	$(94,202)	$18,588	$(4,573)	$3,878	$(956)	$(77,265)

Following is a summary of the impact of AOCI(L) on the consolidated statements of operations:

	Fiscal 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,393	$146	$—	$—	$1,539
Selling, delivery and administrative expenses	3,245	237	(378)	41	3,145
Subtotal pre-tax	4,638	383	(378)	41	4,684
Income tax expense	1,144	94	(92)	11	1,157
Total after tax effect	$3,494	$289	$(286)	$30	$3,527

	Fiscal 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,003	$(211)	$—	$—	$792
Selling, delivery and administrative expenses	2,707	(352)	(359)	(19)	1,977
Subtotal pre-tax	3,710	(563)	(359)	(19)	2,769
Income tax expense	912	(138)	(89)	(3)	682
Total after tax effect	$2,798	$(425)	$(270)	$(16)	$2,087

	Fiscal 2018
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$886	$7	$—	$893
Selling, delivery and administrative expenses	2,968	35	(19)	2,984
Subtotal pre-tax	3,854	42	(19)	3,877
Income tax expense	950	10	(5)	955
Total after tax effect	$2,904	$32	$(14)	$2,922

24.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2020	2019	2018
Accounts receivable, trade	$8,107	$3,338	$(40,868)
Allowance for doubtful accounts	7,838	4,641	1,535
Accounts receivable from The Coca-Cola Company	13,208	(17,496)	11,643
Accounts receivable, other	6,010	(12,601)	8,467
Inventories	169	(15,893)	(26,415)
Prepaid expenses and other current assets	(4,685)	458	29,785
Accounts payable, trade	31,378	28,808	(36,355)
Accounts payable to The Coca-Cola Company	(1,518)	938	(36,095)
Other accrued liabilities	(3,693)	(40,955)	62,892
Accrued compensation	(205)	18,228	(1,943)
Accrued interest payable	(1,002)	(1,147)	967
Change in current assets less current liabilities	$55,607	$(31,681)	$(26,387)

The Company had the following net cash payments (refunds) during the period for interest and income taxes:

	Fiscal Year
(in thousands)	2020	2019	2018
Income taxes	$55,755	$6,309	$(36,991)
Interest	34,257	43,397	45,067

The Company had the following significant non-cash investing and financing activities:

	Fiscal Year
(in thousands)	2020	2019	2018
Additions to leased property under financing leases	$61,121	$—	$—
Right-of-use assets obtained in exchange for operating lease obligations	42,698	38,713	—
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	17,025	19,452	13,675
Issuance of Class B Common Stock in connection with stock award	—	4,776	3,831

25.Quarterly Financial Data (Unaudited)

The unaudited quarterly financial data for the fiscal years ended December 31, 2020 and December 29, 2019 is included in the following tables. Sales volume has historically been the highest in the second and third quarters of each fiscal year. Additional meaningful financial information is included in the table following each presented period.

	Quarter Ended
(in thousands, except per share data)	March 29, 2020	June 28, 2020	September 27, 2020	December 31, 2020
Net sales	$1,173,021	$1,227,215	$1,328,484	$1,278,637
Gross profit	405,295	429,301	472,438	461,875
Income from operations	32,821	83,118	103,844	93,595
Net income attributable to Coca‑Cola Consolidated, Inc.	14,662	39,569	51,884	66,378
Basic net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$1.56	$4.23	$5.53	$7.08
Class B Common Stock	$1.56	$4.23	$5.53	$7.08
Diluted net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$1.55	$4.19	$5.51	$7.05
Class B Common Stock	$1.55	$4.18	$5.51	$7.04

Additional Information for 2020:	Quarter Ended
(in thousands)	March 29, 2020	June 28, 2020	September 27, 2020	December 31, 2020
Pre-tax income (expense) impact:
Expenses related to supply chain and asset optimization	$(77)	$(641)	$(3,122)	$(548)
Income related to extra days in fiscal year(1)	—	—	—	7,354

(1)2020 had four extra days compared to 2019, which resulted in an estimated $59 million in additional net sales, $22 million in additional gross profit and $14 million in additional SD&A expenses.

	Quarter Ended
(in thousands, except per share data)	March 31, 2019	June 30, 2019	September 29, 2019	December 29, 2019
Net sales	$1,102,912	$1,273,659	$1,271,029	$1,178,949
Gross profit	389,308	435,779	432,224	413,191
Income from operations	20,154	67,214	53,846	39,540
Net income (loss) attributable to Coca‑Cola Consolidated, Inc.	(6,831)	15,370	13,006	(10,170)
Basic net income (loss) per share based on net income (loss) attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$(0.73)	$1.64	$1.39	$(1.09)
Class B Common Stock	$(0.73)	$1.64	$1.39	$(1.09)
Diluted net income (loss) per share based on net income (loss) attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$(0.73)	$1.64	$1.38	$(1.08)
Class B Common Stock	$(0.73)	$1.63	$1.38	$(1.09)

Additional Information for 2019:	Quarter Ended
(in thousands)	March 31, 2019	June 30, 2019	September 29, 2019	December 29, 2019
Pre-tax expense impact:
Expenses related to the System Transformation	$(4,730)	$(2,185)	$—	$—
Expenses related to supply chain and asset optimization	—	(1,294)	(3,581)	(5,702)

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which is included in Item 8 of this report.

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca‑Cola Consolidated, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Consolidated, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and December 29, 2019, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisition Related Contingent Consideration Liability

As described in Notes 1, 3, and 16 to the consolidated financial statements, the fair value of the acquisition related contingent consideration liability was $434.7 million as of December 31, 2020, which consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value by using a probability weighted discounted cash flow model and discounting future expected sub-bottling payments required under the CBA using the Company’s estimated weighted average cost of capital (“WACC”). These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally forty years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments.

The principal considerations for our determination that performing procedures relating to the acquisition related contingent consideration liability is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the acquisition related contingent consideration liability, which in turn led to (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the WACC and current and future sub-bottling payments under the CBA, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the acquisition related contingent consideration liability. These procedures also included, among others, testing management’s process for determining the fair value of the acquisition related contingent consideration liability; evaluating the appropriateness of the discounted cash flow model; testing the completeness and accuracy of the underlying data used in the model; and evaluating the reasonableness of the significant assumptions related to the WACC and current and future sub-bottling payments under the CBA. Evaluating management’s assumptions related to the WACC and current and future sub-bottling payments involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the distribution territories acquired from CCR, (ii) relevant industry forecasts and macroeconomic conditions, (iii) management’s historical forecasting accuracy, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and evaluating the reasonableness of the WACC.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2021

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 25 to the consolidated financial statements.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information About Our Executive Officers” included as a separate item at the end of Part I of this report, which is incorporated herein by reference. For information with respect to the directors of the Company, see “Proposal 1: Election of Directors” in the definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2021 Proxy Statement, which is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Code of Ethics applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.cokeconsolidated.com.

The Company will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on the Company’s website, www.cokeconsolidated.com. The information on the Company’s website or linked to or from the Company’s website is not incorporated by reference into, and does not constitute a part of, this report or any other documents the Company files with, or furnishes to, the SEC.

Item 11.Executive Compensation.

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2021 Proxy Statement, which are incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the 2021 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2021 Proxy Statement, which is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Policy for Review of Related Person Transactions” and “Corporate Governance – Related Person Transactions” sections of the 2021 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2021 Proxy Statement, which is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this report.

1.Financial Statements

2.Financial Statement Schedule

The Financial Statement Schedule included under Item 15 hereof, as required for the years ended December 31, 2020, December 29, 2019 and December 30, 2018, consisted of the following:

Schedule II - Valuation and Qualifying Accounts and Reserves	94

All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.Listing of Exhibits

The agreements included in the following exhibits to this report are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreements. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreements and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	Description of Securities of the Company.	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
4.2	Specimen of Common Stock Certificate of the Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019 (File No. 0‑9286).
4.3	Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
4.4	Second Supplemental Indenture, dated as of November 25, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.5	Form of the Company’s 3.800% Senior Notes due 2025 (included in Exhibit 4.4 above).	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.6	Indenture, dated as of December 15, 2020, between the Company and U.S. Bank National Association, as trustee.	Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on December 15, 2020 (File No. 333-251358).
10.1	Second Amended and Restated Credit Agreement, dated as of June 8, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018 (File No. 0‑9286).
10.2
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.
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
10.11**
National Product Supply Governance Agreement, dated October 30, 2015, by and between the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Coca‑Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.
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
Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.13**
Limited Liability Company Agreement of CONA Services LLC, dated as of January 27, 2016, by and among the Company, The Coca‑Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.14**
Amendment No. 1 to Limited Liability Company Agreement of CONA Services LLC, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.
Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.15**
Amendment No. 2 to Limited Liability Company Agreement of CONA Services LLC, effective as of February 22, 2017, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.
Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.16
Amendment No. 3 to Limited Liability Company Agreement of CONA Services LLC, dated as of August 5, 2020 and effective as of January 1, 2019, by and among the Company, The Coca Cola Company and the other bottlers named therein.
Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 0‑9286).
10.17**	Amended and Restated Master Services Agreement, dated as of October 2, 2017, by and between the Company and CONA Services LLC.	Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.18	Omnibus Letter Agreement, dated March 31, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.19	Amended and Restated Ancillary Business Letter, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.20**	Comprehensive Beverage Agreement, dated March 31, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.21**
Comprehensive Beverage Agreement, dated March 31, 2017, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company (as successor in interest to Piedmont Coca‑Cola Bottling Partnership), and The Coca‑Cola Company.
Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.22**	First Amendment to Comprehensive Beverage Agreement, dated April 28, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.23**
Amendment to Comprehensive Beverage Agreements, dated October 2, 2017, by and between the Company, CCBCC Operations, LLC, a wholly owned subsidiary of the Company (as successor in interest to Piedmont Coca‑Cola Bottling Partnership), The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and CCBC of Wilmington, Inc.
Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.24**	Third Amendment to Comprehensive Beverage Agreement, dated December 26, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.25**	Fourth Amendment to Comprehensive Beverage Agreement, dated April 30, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 0‑9286).
10.26**	Fifth Amendment to Comprehensive Beverage Agreement, dated August 20, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 0‑9286).
10.27***	Sixth Amendment to Comprehensive Beverage Agreement, dated September 9, 2019, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.28**	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.29	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.30	Second Amendment to Regional Manufacturing Agreement, dated October 2, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.31
Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0‑9286).
10.32	Lease Agreement, dated as of March 23, 2009, by and between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0‑9286).
10.33	First Amendment to Lease Agreement, dated as of June 30, 2020, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2020 (File No. 0‑9286).
10.34	Lease Agreement, dated December 18, 2006, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0‑9286).
10.35	Lease Agreement, dated December 30, 2019, by and between the Company and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020 (File No. 0‑9286).
10.36+
Amended and Restated Limited Liability Company Operating Agreement of Coca‑Cola Bottlers’ Sales & Services Company LLC, made as of November 18, 2019, by and between Coca‑Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly owned subsidiary of the Company.
Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.37*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.38*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.39*	Form of Long-Term Performance Plan Bonus Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
10.40*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0‑9286).
10.41*
Amendment No. 1, dated May 31, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.
Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.42*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2005.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.43*	Amendment No. 1, dated December 10, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2005.	Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.44*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.45*
Amendment No. 1, effective as of January 1, 2009, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.
Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0‑9286).
10.46*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0‑9286).
10.47*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Equity Plan, adopted effective as of January 1, 2018.	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2018 (File No. 0‑9286).
10.48*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. Nonqualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.49*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. and CCBCC Operations, LLC Qualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.50*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, by and between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.51*	Consulting and Separation Agreement and Release, dated as of November 12, 2018, by and between the Company and James E. Harris.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018 (File No. 0‑9286).
10.52*	Consulting Agreement, dated as of March 3, 2020, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2020 (File No. 0‑9286).
10.53*	Separation Agreement and Release, dated as of July 14, 2020, by and between the Company and William J. Billiard.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 (File No. 0‑9286).
21	List of Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
***	Certain confidential portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S‑K.
+	Certain schedules and similar supporting attachments to this agreement have been omitted, and the Company agrees to furnish supplemental copies of any such schedules and similar supporting attachments to the Securities and Exchange Commission upon request.

(b)Exhibits.

See Item 15(a)(3) above.

(c)Financial Statement Schedules.

See Item 15(a)(2) above.

Item 16.Form 10-K Summary.

None.

Schedule II

COCA-COLA CONSOLIDATED, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2020	2019	2018
Beginning balance - allowance for doubtful accounts	$13,782	$9,141	$7,606
Additions charged to expenses and as reductions to net sales	14,265	9,769	9,964
Deductions	(6,427)	(5,128)	(8,429)
Ending balance - allowance for doubtful accounts	$21,620	$13,782	$9,141

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2020	2019	2018
Beginning balance - valuation allowance for deferred tax assets	$7,190	$5,899	$4,337
Additions charged to costs and expenses	163	1,291	1,562
Deductions credited to expense	(2,028)	—	—
Ending balance - valuation allowance for deferred tax assets	$5,325	$7,190	$5,899

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: February 26, 2021	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors and	February 26, 2021
	J. Frank Harrison, III	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ F. Scott Anthony	Executive Vice President and Chief Financial Officer	February 26, 2021
	F. Scott Anthony	(Principal Financial Officer)

By:	/s/ Matthew J. Blickley	Senior Vice President, Financial Planning and	February 26, 2021
	Matthew J. Blickley	Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Sharon A. Decker	Director	February 26, 2021
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice Chair of the Board of Directors	February 26, 2021
Morgan H. Everett

By:	/s/ James R. Helvey, III	Director	February 26, 2021
James R. Helvey, III

By:	/s/ William H. Jones	Director	February 26, 2021
William H. Jones

By:	/s/ Umesh M. Kasbekar	Vice Chairman of the Board of Directors	February 26, 2021
Umesh M. Kasbekar

By:	/s/ David M. Katz	Director	February 26, 2021
David M. Katz

By:	/s/ Jennifer K. Mann	Director	February 26, 2021
Jennifer K. Mann

By:	/s/ James H. Morgan	Director	February 26, 2021
James H. Morgan

By:	/s/ John W. Murrey, III	Director	February 26, 2021
John W. Murrey, III

By:	/s/ Sue Anne H. Wells	Director	February 26, 2021
Sue Anne H. Wells

By:	/s/ Dennis A. Wicker	Director	February 26, 2021
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 26, 2021
Richard T. Williams