Form 10-Q
period 2021-04-02
Coca-Cola Consolidated, Inc.
filed 2021-05-11
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 0-9286
______________________________________________________________________________________________
COCA-COLA CONSOLIDATED, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca‑Cola Plaza
Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 557-4400
______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $1.00 per share	Trading Symbol(s) COKE	Name of each exchange on which registered NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 30, 2021, there were 7,141,447 shares of the registrant’s Common Stock, par value $1.00 per share, and 2,232,242 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2021

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter
(in thousands, except per share data)	2021	2020
Net sales	$1,269,857	$1,173,021
Cost of sales	821,154	767,726
Gross profit	448,703	405,295
Selling, delivery and administrative expenses	354,519	372,474
Income from operations	94,184	32,821
Interest expense, net	8,746	9,561
Other expense, net	12,055	2,298
Income before income taxes	73,383	20,962
Income tax expense	20,020	5,361
Net income	53,363	15,601
Less: Net income attributable to noncontrolling interest	—	939
Net income attributable to Coca‑Cola Consolidated, Inc.	$53,363	$14,662

Basic net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$5.69	$1.56
Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$5.69	$1.56
Weighted average number of Class B Common Stock shares outstanding	2,232	2,232

Diluted net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$5.67	$1.55
Weighted average number of Common Stock shares outstanding – assuming dilution	9,409	9,444

Class B Common Stock	$5.67	$1.55
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,268	2,303

Cash dividends per share:
Common Stock	$0.25	$0.25
Class B Common Stock	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(in thousands)	2021	2020
Net income	$53,363	$15,601

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	916	896
Prior service credits	1	4
Postretirement benefits reclassification included in benefits costs:
Actuarial gains	140	66
Interest rate swap	312	(1,015)
Foreign currency translation adjustment	(37)	(1)
Other comprehensive income (loss), net of tax	1,332	(50)

Comprehensive income	54,695	15,551
Less: Comprehensive income attributable to noncontrolling interest	—	939
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$54,695	$14,612

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	April 2, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$51,828	$54,793
Accounts receivable, trade	460,022	425,445
Allowance for doubtful accounts	(20,648)	(21,620)
Accounts receivable from The Coca‑Cola Company	62,732	49,203
Accounts receivable, other	32,609	37,084
Inventories	257,363	225,757
Prepaid expenses and other current assets	76,592	74,146
Assets held for sale	6,350	6,429
Total current assets	926,848	851,237
Property, plant and equipment, net	1,021,198	1,022,722
Right-of-use assets - operating leases	129,445	134,383
Leased property under financing leases, net	68,453	69,867
Other assets	112,995	111,781
Goodwill	165,903	165,903
Distribution agreements, net	847,645	853,753
Customer lists, net	12,345	12,804
Total assets	$3,284,832	$3,222,450

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$19,388	$19,766
Current portion of obligations under financing leases	5,909	5,860
Accounts payable, trade	227,935	217,560
Accounts payable to The Coca‑Cola Company	142,295	107,181
Other accrued liabilities	219,584	205,141
Accrued compensation	62,536	87,608
Accrued interest payable	6,260	3,944
Total current liabilities	683,907	647,060
Deferred income taxes	159,845	139,423
Pension and postretirement benefit obligations	115,306	113,325
Other liabilities	666,885	679,280
Noncurrent portion of obligations under operating leases	115,487	119,923
Noncurrent portion of obligations under financing leases	68,756	69,984
Long-term debt	909,304	940,465
Total liabilities	2,719,490	2,709,460
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 shares issued	2,860	2,860
Additional paid-in capital	135,953	135,953
Retained earnings	595,300	544,280
Accumulated other comprehensive loss	(117,721)	(119,053)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	565,342	512,990
Total liabilities and equity	$3,284,832	$3,222,450

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$53,363	$15,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	37,716	37,799
Amortization of intangible assets and deferred proceeds, net	5,810	5,760
Deferred income taxes	19,980	5,910
Fair value adjustment of acquisition related contingent consideration	10,998	712
Loss on sale of property, plant and equipment	1,098	491
Impairment of property, plant and equipment	500	—
Amortization of debt costs	277	220
Change in current assets less current liabilities	(38,662)	(42,310)
Change in other noncurrent assets	4,197	12,223
Change in other noncurrent liabilities	(13,330)	(4,117)
Other	(37)	—
Total adjustments	28,547	16,688
Net cash provided by operating activities	$81,910	$32,289

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(37,204)	$(33,093)
Other distribution agreements	(1,998)	—
Investment in CONA Services LLC	(514)	(893)
Proceeds from the sale of property, plant and equipment	74	1,658
Net cash used in investing activities	$(39,642)	$(32,328)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$—	$185,000
Payments on revolving credit facility	—	(125,000)
Payments on term loan facility	(31,250)	(7,500)
Payments of acquisition related contingent consideration	(10,046)	(10,452)
Cash dividends paid	(2,343)	(2,344)
Payments on financing lease obligations	(1,447)	(1,485)
Debt issuance fees	(147)	(46)
Net cash provided by (used in) financing activities	$(45,233)	$38,173

Net increase (decrease) in cash during period	$(2,965)	$38,134
Cash at beginning of period	54,793	9,614
Cash at end of period	$51,828	$47,748

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$16,192	$12,748
Right-of-use assets obtained in exchange for operating lease obligations	—	31,691

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca‑Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	14,662	—	—	—	14,662	939	15,601
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)	—	(50)
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,786)	—	—	—	(1,786)	—	(1,786)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)	—	(558)
Balance on March 29, 2020	$10,204	$2,860	$128,983	$393,479	$(115,052)	$(60,845)	$(409)	$359,220	$105,103	$464,323

Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990	$—	$512,990
Net income	—	—	—	53,363	—	—	—	53,363	—	53,363
Other comprehensive income, net of tax	—	—	—	—	1,332	—	—	1,332	—	1,332
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,785)	—	—	—	(1,785)	—	(1,785)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)	—	(558)
Balance on April 2, 2021	$10,204	$2,860	$135,953	$595,300	$(117,721)	$(60,845)	$(409)	$565,342	$—	$565,342

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Critical Accounting Policies and Recent Accounting Pronouncements

The condensed consolidated financial statements include the accounts of Coca‑Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the quarters presented.

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of April 2, 2021 and December 31, 2020.
•The results of operations and comprehensive income for the three-month periods ended April 2, 2021 (the “first quarter” of fiscal 2021 (“2021”)) and March 29, 2020 (the “first quarter” of fiscal 2020 (“2020”)).
•The changes in cash flows and equity for the first quarter of 2021 and the first quarter of 2020.

The condensed consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries. During 2020, Piedmont Coca-Cola Bottling Partnership (“Piedmont”) was the Company’s only subsidiary that had a significant noncontrolling interest. On December 9, 2020, an indirect wholly owned subsidiary of the Company purchased the remaining 22.7% general partnership interest in Piedmont from an indirect wholly owned subsidiary of The Coca‑Cola Company, and Piedmont became an indirect wholly owned subsidiary of the Company.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2020 filed with the United States Securities and Exchange Commission.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of its results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for 2020 under the caption “Discussion of Critical Accounting Policies and Estimates and Recent Accounting Pronouncements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting policies, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Company’s Board of Directors during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019‑12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improves consistent application of and simplifies GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption did not have a material impact on its condensed consolidated financial statements.

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

As of April 2, 2021, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2021	2020
Payments made by the Company to The Coca‑Cola Company for:
Concentrate, syrup, sweetener, finished products, and other purchases	$307,425	$287,707
Customer marketing programs	32,694	32,991
Cold drink equipment parts	5,036	6,341
Brand investment programs	4,190	3,262

Payments made by The Coca‑Cola Company to the Company for:
Marketing funding support payments	$18,351	$21,546
Fountain delivery and equipment repair fees	8,818	9,090
Facilitating the distribution of certain brands and packages	2,508	1,157
Presence marketing funding support on the Company’s behalf	—	1,735

Coca‑Cola Refreshments USA, Inc. (“CCR”)

The Company, The Coca‑Cola Company and CCR, a wholly owned subsidiary of The Coca‑Cola Company, entered into comprehensive beverage agreements (collectively, the “CBA”). The CBA requires the Company to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. These sub-bottling payments are based on gross profit derived from the Company’s sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, a beverage product or certain cross-licensed brands.

Sub-bottling payments to CCR were $10.0 million in the first quarter of 2021 and $10.5 million in the first quarter of 2020. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	April 2, 2021	December 31, 2020
Current portion of acquisition related contingent consideration	$38,014	$36,020
Noncurrent portion of acquisition related contingent consideration	397,732	398,674
Total acquisition related contingent consideration	$435,746	$434,694

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $22.4 million as of April 2, 2021 and $21.9 million as of December 31, 2020.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.2 million as of April 2, 2021 and $8.0 million as of December 31, 2020. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were classified as a reduction to cost of sales in the condensed consolidated statements of operations, were $2.3 million in the first quarter of 2021 and $2.4 million in the first quarter of 2020.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $7.6 million on April 2, 2021 and $6.3 million on December 31, 2020, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $0.6 million in both the first quarter of 2021 and the first quarter of 2020, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $12.0 million as of April 2, 2021 and $11.5 million as of December 31, 2020.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $5.9 million in the first quarter of 2021 and $5.8 million in the first quarter of 2020.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $30.2 million on April 2, 2021 and $30.8 million on December 31, 2020.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One, which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2035. The principal balance outstanding under this lease was $61.2 million on April 2, 2021 and $61.9 million on December 31, 2020.

A summary of rental payments for these leases related to the first quarter of 2021 and the first quarter of 2020 is as follows:

	First Quarter
(in thousands)	2021	2020
Company headquarters	$945	$826
Snyder Production Center	1,113	1,113

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses on the condensed consolidated statements of operations, was $1.9 million in the first quarter of 2021 and $1.8 million in the first quarter of 2020.

3.    Revenue Recognition

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 96% of the Company’s net sales in the first quarter of 2021 and approximately 97% of the Company’s net sales in the first quarter of 2020.

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

The following table represents a disaggregation of revenue from contracts with customers:

	First Quarter
(in thousands)	2021	2020
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,225,212	$1,132,475
Total point in time net sales	$1,225,212	$1,132,475

Over time net sales:
Nonalcoholic Beverages - over time	$9,878	$10,106
All Other - over time	34,767	30,440
Total over time net sales	$44,645	$40,546

Total net sales	$1,269,857	$1,173,021

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.6 million as of both April 2, 2021 and December 31, 2020.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. A reconciliation of the activity for the allowance for credit losses is as follows:

	First Quarter
(in thousands)	2021	2020
Beginning balance - allowance for credit losses	$18,070	$10,232
Additions charged to costs and expenses	1,270	3,167
Deductions	(2,242)	(787)
Ending balance - allowance for credit losses	$17,098	$12,612

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

	First Quarter
(in thousands)	2021	2020
Net sales:
Nonalcoholic Beverages	$1,235,090	$1,142,581
All Other	89,949	81,301
Eliminations(1)	(55,182)	(50,861)
Consolidated net sales	$1,269,857	$1,173,021

	First Quarter
(in thousands)	2021	2020
Income from operations:
Nonalcoholic Beverages	$95,042	$35,617
All Other	(858)	(2,796)
Consolidated income from operations	$94,184	$32,821

Depreciation and amortization:
Nonalcoholic Beverages	$40,551	$40,758
All Other	2,975	2,801
Consolidated depreciation and amortization	$43,526	$43,559

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2021	2020
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca‑Cola Consolidated, Inc.	$53,363	$14,662
Less dividends:
Common Stock	1,785	1,786
Class B Common Stock	558	558
Total undistributed earnings	$51,020	$12,318

Common Stock undistributed earnings – basic	$38,871	$9,385
Class B Common Stock undistributed earnings – basic	12,149	2,933
Total undistributed earnings – basic	$51,020	$12,318

Common Stock undistributed earnings – diluted	$38,722	$9,314
Class B Common Stock undistributed earnings – diluted	12,298	3,004
Total undistributed earnings – diluted	$51,020	$12,318

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,786
Common Stock undistributed earnings – basic	38,871	9,385
Numerator for basic net income per Common Stock share	$40,656	$11,171

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$558
Class B Common Stock undistributed earnings – basic	12,149	2,933
Numerator for basic net income per Class B Common Stock share	$12,707	$3,491

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,786
Dividends on Class B Common Stock assumed converted to Common Stock	558	558
Common Stock undistributed earnings – diluted	51,020	12,318
Numerator for diluted net income per Common Stock share	$53,363	$14,662

	First Quarter
(in thousands, except per share data)	2021	2020
Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$558
Class B Common Stock undistributed earnings – diluted	12,298	3,004
Numerator for diluted net income per Class B Common Stock share	$12,856	$3,562

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,232

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,409	9,444
Class B Common Stock weighted average shares outstanding – diluted	2,268	2,303

Basic net income per share:
Common Stock	$5.69	$1.56
Class B Common Stock	$5.69	$1.56

Diluted net income per share:
Common Stock	$5.67	$1.55
Class B Common Stock	$5.67	$1.55

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
(3)For periods presented during which the Company has net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Long-Term Performance Equity Plan. For periods presented during which the Company has net loss, the unvested shares granted pursuant to the Long-Term Performance Equity Plan are excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. See Note 2 for additional information on the Long-Term Performance Equity Plan.
(4)The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of the Company’s Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of shares relative to such award is prospectively removed from the denominator in the computation of diluted net income per share.
(5)The Company did not have anti-dilutive shares for any periods presented.

6.    Inventories

Inventories consisted of the following:

(in thousands)	April 2, 2021	December 31, 2020
Finished products	$166,978	$140,080
Manufacturing materials	50,045	47,081
Plastic shells, plastic pallets and other inventories	40,340	38,596
Total inventories	$257,363	$225,757

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	April 2, 2021	December 31, 2020
Repair parts	$26,955	$26,811
Prepaid taxes	7,873	8,428
Prepaid software	6,581	6,650
Prepaid marketing	6,023	4,773
Commodity hedges at fair market value	3,321	2,417
Other prepaid expenses and other current assets	25,839	25,067
Total prepaid expenses and other current assets	$76,592	$74,146

8.    Assets Held for Sale

Subsequent to the end of the first quarter of 2021, the Company opened a new, automated distribution center in Whitestown, Indiana, which allowed the Company to consolidate certain nearby warehousing and distribution operations into this one new facility. The Company believes the increased capacity and automation in Whitestown will allow the Company to optimize its supply chain and to better serve its customers and consumers in Indiana and the surrounding areas. In addition, the Company is in the process of integrating its Memphis, Tennessee manufacturing plant with its West Memphis, Arkansas operations, which is expected to greatly expand its West Memphis production capabilities and to reduce its overall production costs.

As of April 2, 2021, certain properties owned by the Company, which are primarily those being consolidated in the Company’s supply chain optimization discussed above, met the accounting guidance criteria to be classified as assets held for sale. All properties classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these properties and none meet the accounting guidance criteria to be classified as discontinued operations.

Following is a summary of the assets held for sale:

(in thousands)	April 2, 2021	December 31, 2020
Land	$2,547	$2,559
Buildings and leasehold and land improvements	3,803	3,870
Total assets held for sale	$6,350	$6,429

An impairment of $1.6 million was recorded in 2020 for these locations as a result of the net book value exceeding the agreed upon purchase price of one of the locations.

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	April 2, 2021	December 31, 2020	Estimated Useful Lives
Land	$81,981	$81,981
Buildings	259,748	240,173	8-50 years
Machinery and equipment	405,341	392,998	5-20 years
Transportation equipment	449,350	445,218	3-20 years
Furniture and fixtures	94,923	96,606	3-10 years
Cold drink dispensing equipment	456,953	465,881	3-17 years
Leasehold and land improvements	164,792	155,077	5-20 years
Software for internal use	47,139	46,569	3-10 years
Construction in progress	31,460	54,505
Total property, plant and equipment, at cost	1,991,687	1,979,008
Less: Accumulated depreciation and amortization	970,489	956,286
Property, plant and equipment, net	$1,021,198	$1,022,722

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	April 2, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	9.3 years	9.4 years
Financing leases	13.2 years	13.4 years
Weighted average discount rate:
Operating leases	4.0%	4.0%
Financing leases	3.2%	3.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	First Quarter
(in thousands)	2021	2020
Operating lease costs	$6,254	$6,054
Short-term and variable leases	3,877	3,490
Depreciation expense from financing leases	1,414	925
Interest expense on financing lease obligations	584	266
Total lease cost	$12,129	$10,735

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of April 2, 2021:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2021	$17,926	$5,317
2022	20,970	7,145
2023	18,125	7,201
2024	15,330	7,396
2025	13,747	7,593
Thereafter	77,353	55,826
Total minimum lease payments including interest	$163,451	$90,478
Less: Amounts representing interest	28,576	15,813
Present value of minimum lease principal payments	134,875	74,665
Less: Current portion of lease liabilities	19,388	5,909
Noncurrent portion of lease liabilities	$115,487	$68,756

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2020:

(in thousands)	Operating Leases	Financing Leases
2021	$24,056	$7,079
2022	20,970	7,145
2023	18,125	7,201
2024	15,330	7,396
2025	13,747	7,593
Thereafter	77,353	55,827
Total minimum lease payments including interest	$169,581	$92,241
Less: Amounts representing interest	29,892	16,397
Present value of minimum lease principal payments	139,689	75,844
Less: Current portion of lease liabilities	19,766	5,860
Noncurrent portion of lease liabilities	$119,923	$69,984

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Quarter
(in thousands)	2021	2020
Cash flows from operating activities impact:
Operating leases	$6,129	$4,195
Interest payments on financing lease obligations	316	266
Total cash flows from operating activities impact	$6,445	$4,461

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,447	$1,485
Total cash flows from financing activities impact	$1,447	$1,485

As of April 2, 2021, the Company had one equipment and two vehicle operating lease commitments that had not yet commenced. These lease commitments are expected to commence during the second quarter of 2021. The equipment lease has a lease term of approximately 10 years and the vehicle leases have lease terms of approximately three years. The additional lease liability associated with these lease commitments is expected to be $4.7 million.

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	April 2, 2021	December 31, 2020
Distribution agreements at cost	$952,547	$952,533
Less: Accumulated amortization	104,902	98,780
Distribution agreements, net	$847,645	$853,753

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	April 2, 2021	December 31, 2020
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	12,943	12,484
Customer lists, net	$12,345	$12,804

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	April 2, 2021	December 31, 2020
Accrued insurance costs	$51,022	$48,318
Accrued marketing costs	40,054	38,539
Current portion of acquisition related contingent consideration	38,014	36,020
Employee and retiree benefit plan accruals	32,531	31,653
Current portion of deferred payroll taxes under CARES Act	18,706	18,706
Accrued taxes (other than income taxes)	8,629	6,178
All other accrued expenses	30,628	25,727
Total other accrued liabilities	$219,584	$205,141

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

	First Quarter
(in thousands)	2021	2020
Cost of sales	$288	$(1,536)
Selling, delivery and administrative expenses	560	(2,329)
Total gain (loss)	$848	$(3,865)

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

(in thousands)	April 2, 2021	December 31, 2020
Assets:
Prepaid expenses and other current assets	$3,321	$2,417
Other assets	—	56
Total assets	$3,321	$2,473

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	April 2, 2021	December 31, 2020
Gross commodity derivative instrument assets	$4,383	$2,473
Gross commodity derivative instrument liabilities	1,062	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	April 2, 2021	December 31, 2020
Notional amount of outstanding commodity derivative instruments	$30,888	$23,030
Latest maturity date of outstanding commodity derivative instruments	December 2021	December 2021

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

The following tables summarize the carrying amounts and fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, long-term debt and acquisition related contingent consideration:

	April 2, 2021
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$52,595	$52,595	$52,595	$—	$—
Commodity derivative instruments	3,321	3,321	—	3,321	—
Liabilities:
Deferred compensation plan liabilities	52,595	52,595	52,595	—	—
Long-term debt	909,304	967,350	—	967,350	—
Acquisition related contingent consideration	435,746	435,746	—	—	435,746

	December 31, 2020
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,742	$51,742	$51,742	$—	$—
Commodity derivative instruments	2,473	2,473	—	2,473	—
Liabilities:
Deferred compensation plan liabilities	51,742	51,742	51,742	—	—
Long-term debt	940,465	1,015,700	—	1,015,700	—
Acquisition related contingent consideration	434,694	434,694	—	—	434,694

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2021	2020
Beginning balance - Level 3 liability	$434,694	$446,684
Payments of acquisition related contingent consideration	(10,046)	(10,452)
Reclassification to current payables	100	150
Increase in fair value	10,998	712
Ending balance - Level 3 liability	$435,746	$437,094

As of April 2, 2021 and March 29, 2020, discount rates of 7.9% and 7.4%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first quarter of 2021 and the first quarter of 2020 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees, partially offset by an increase in the discount rate used to calculate fair value. These fair value adjustments were recorded in other expense, net in the condensed consolidated statements of operations.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees is expected to be in the range of $30 million to $54 million.

16.    Income Taxes

The Company’s effective income tax rate was 27.3% for the first quarter of 2021 and 25.6% for the first quarter of 2020. The increase in the effective income tax rate was primarily driven by the favorable tax benefit attributable to an income tax credit recorded during the first quarter of 2020, which did not reoccur in the first quarter of 2021.

The Company had uncertain tax positions, including accrued interest, of $2.7 million on April 2, 2021 and $2.6 million on December 31, 2020, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the condensed consolidated financial statements.

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

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2021	2020
Service cost	$1,863	$1,659
Interest cost	2,453	2,760
Expected return on plan assets	(3,250)	(3,383)
Recognized net actuarial loss	1,219	1,189
Amortization of prior service cost	1	5
Net periodic pension cost	$2,286	$2,230

The Company did not make any contributions to the two Company-sponsored pension plans during the first quarter of 2021. Contributions to the two Company-sponsored pension plans in 2021 are expected to be in the range of $8 million to $12 million.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2021	2020
Service cost	$403	$376
Interest cost	447	503
Recognized net actuarial loss	186	88
Net periodic postretirement benefit cost	$1,036	$967

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	April 2, 2021	December 31, 2020
Noncurrent portion of acquisition related contingent consideration	$397,732	$398,674
Accruals for executive benefit plans	133,539	144,101
Noncurrent deferred proceeds from related parties	108,590	109,361
Noncurrent portion of deferred payroll taxes under CARES Act	18,706	18,706
Other	8,318	8,438
Total other liabilities	$666,885	$679,280

19.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	April 2, 2021	December 31, 2020
Term loan facility(1)	6/7/2021	Variable	Varies	Nonpublic	$186,250	$217,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
Revolving credit facility(2)	6/8/2023	Variable	Varies	Nonpublic	—	—
Senior bonds(3)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(3)	11/25/2025				(44)	(43)
Debt issuance costs					(1,902)	(1,992)
Total long-term debt					$909,304	$940,465

(1)The Company intends to refinance principal payments due in the next 12 months under the term loan facility, and has the capacity to do so using its revolving credit facility, which is classified as long-term debt, and the Company is not restricted by any subjective acceleration clause within the revolving credit agreement. As such, any amounts due in the next 12 months were classified as long term.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million.
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

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of April 2, 2021. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 7.2 million cases and 7.7 million cases of finished product from SAC in the first quarter of 2021 and the first quarter of 2020, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2021	2020
Purchases from Southeastern	$27,544	$31,028
Purchases from SAC	41,253	41,834
Total purchases from manufacturing cooperatives	$68,797	$72,862

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2024. The amount guaranteed was $14.7 million on both April 2, 2021 and December 31, 2020. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of April 2, 2021, and there was no impairment identified in 2020.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both April 2, 2021 and December 31, 2020.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of April 2, 2021, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $155.7 million.

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

Following is a summary of AOCI(L) for the first quarter of 2021 and the first quarter of 2020:

(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	April 2, 2021
Net pension activity:
Actuarial loss	$(93,847)	$1,219	$(303)	$(92,931)
Prior service credits	8	1	—	9
Net postretirement benefits activity:
Actuarial loss	(4,328)	186	(46)	(4,188)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(556)	415	(103)	(244)
Foreign currency translation adjustment	14	(49)	12	(23)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(119,053)	$1,772	$(440)	$(117,721)

(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	March 29, 2020
Net pension activity:
Actuarial loss	$(93,174)	$1,189	$(293)	$(92,278)
Prior service costs	(7)	5	(1)	(3)
Net postretirement benefits activity:
Actuarial loss	(1,191)	88	(22)	(1,125)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(270)	(1,347)	332	(1,285)
Foreign currency translation adjustment	(16)	(1)	—	(17)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(115,002)	$(66)	$16	$(115,052)

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	First Quarter 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$348	$103	$—	$—	$451
Selling, delivery and administrative expenses	872	83	415	(49)	1,321
Subtotal pre-tax	1,220	186	415	(49)	1,772
Income tax expense (benefit)	303	46	103	(12)	440
Total after tax effect	$917	$140	$312	$(37)	$1,332

	First Quarter 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$334	$48	$—	$—	$382
Selling, delivery and administrative expenses	860	40	(1,347)	(1)	(448)
Subtotal pre-tax	1,194	88	(1,347)	(1)	(66)
Income tax expense (benefit)	294	22	(332)	—	(16)
Total after tax effect	$900	$66	$(1,015)	$(1)	$(50)

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
(in thousands)	2021	2020
Accounts receivable, trade	$(34,577)	$(37,316)
Allowance for doubtful accounts	(972)	2,380
Accounts receivable from The Coca‑Cola Company	(13,529)	5,751
Accounts receivable, other	4,475	939
Inventories	(31,606)	(2,698)
Prepaid expenses and other current assets	(2,446)	(4,131)
Accounts payable, trade	13,192	29,044
Accounts payable to The Coca‑Cola Company	35,114	28,067
Other accrued liabilities	14,443	(27,263)
Accrued compensation	(25,072)	(39,347)
Accrued interest payable	2,316	2,264
Change in current assets less current liabilities	$(38,662)	$(42,310)

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of April 2, 2021 and December 31, 2020.
•The results of operations and comprehensive income for the three-month periods ended April 2, 2021 (the “first quarter” of fiscal 2021 (“2021”)) and March 29, 2020 (the “first quarter” of fiscal 2020 (“2020”)).
•The changes in cash flows and equity for the first quarter of 2021 and the first quarter of 2020.

The condensed consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries. During 2020, Piedmont Coca-Cola Bottling Partnership (“Piedmont”) was the Company’s only subsidiary that had a significant noncontrolling interest. On December 9, 2020, an indirect wholly owned subsidiary of the Company purchased the remaining 22.7% general partnership interest in Piedmont from an indirect wholly owned subsidiary of The Coca‑Cola Company, and Piedmont became an indirect wholly owned subsidiary of the Company.

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 83% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BodyArmor”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God in all we do, serve others, pursue excellence and grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol COKE.

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

Executive Summary

Physical case volume increased 4.8% in the first quarter of 2021. Sparkling beverages maintained steady growth and certain Still brands, including BodyArmor, AHA and Monster, also performed well versus prior year. Sparkling category volume increased 4.5% in the first quarter of 2021, while Still beverage volume increased 5.5%. Sales of multi-serve packages in larger retail stores remained very strong, while single-serve sales improved in small stores and accounts where our products are consumed on-premise. Our first quarter of 2021 included one additional selling day compared to the first quarter of 2020 and we estimate it impacted our physical case growth rates by approximately 1%.

Revenue increased 8.3% in the first quarter of 2021. The increase in revenue from our bottle/can Sparkling beverages was driven primarily by price realization on most Sparkling packages. Sales of multi-serve PET packages were especially strong in the quarter as we adjusted our commercial plans to emphasize these packages to complement our assortment of multi-serve can products in take-home outlets. Sales in take-home channels continue to outpace other channels, but we are seeing improvement in on-premise selling channels as COVID-related restrictions are being lifted throughout our territory.

Gross profit increased $43.4 million, or 10.7%, while gross margin increased 70 basis points to 35.3%. The improvement in gross profit and gross margin was primarily due to price realization within our Sparkling category. In addition, favorable product mix, including the shift within Sparkling to multi-serve PET packages, helped to expand margins. We expect our major input costs, including aluminum, PET and high fructose corn syrup, to rise through the balance of the year which will put pressure on our gross margins. We currently plan to pass along price increases to our customers later this year in an effort to offset this expected cost pressure.

Selling, delivery and administrative (“SD&A”) expenses in the first quarter of 2021 decreased $18.0 million, or 4.8%. SD&A expenses as a percentage of net sales decreased 390 basis points in the first quarter of 2021. The decrease in SD&A expenses related primarily to lower labor costs as a result of adjustments we made to our operating model during the second quarter of 2020. Additionally, we generated favorable results in a number of expense categories due to the diligent management of our variable operating expenses, including delivery, marketing, and travel and entertainment expenses. As we progress through the year, we expect our operating expenses to increase as business channels reopen and we service our full portfolio of customers.

Income from operations in the first quarter of 2021 was $94.2 million, compared to $32.8 million in the first quarter of 2020, an increase of 187%. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section below, income from operations in the first quarter of 2021 was $93.7 million, an increase of 155%.

Net income in the first quarter of 2021 was $53.4 million, compared to $14.7 million in the first quarter of 2020, an improvement of $38.7 million. Net income in the first quarter of 2021 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven primarily by changes in future cash flow projections, offset by an increase in the discount rate used to value the liability. Fair value adjustments to this liability are non-cash in nature and a routine part of our quarterly financial closing process. Income tax expense for the first quarter of 2021 was $20.0 million, compared to $5.4 million in the first quarter of 2020. The increase was the result of higher pre-tax income.

Cash flows provided by operations for the first quarter of 2021 were $81.9 million, compared to $32.3 million for the first quarter of 2020. The significant increase in operating cash flows for the first quarter of 2021 was a result of our strong operating performance led by our top line growth, expanded gross margins and effective management of operating expenses. We also remained focused on the effective management of our working capital. This strong cash flow generation and working capital management has allowed us to reduce our long-term debt balance by more than $170 million since the end of the first quarter of 2020. Additionally, we continue to invest in long-term strategic projects to optimize our supply chain and better serve our customers, including the opening of our new automated warehouse facility in Whitestown, Indiana in April 2021.

COVID-19 Impact

The Company continues to diligently monitor and manage through the impact of the ongoing COVID-19 pandemic on all aspects of its business, including the impact on its teammates and customers. Our industry and business have been designated by the United States Department of Homeland Security and state and local governments in the communities in which we operate as “essential,” as all our teammates support beverage manufacturing and distribution.

The Company continues to implement its COVID-19 Response Program, including numerous actions to protect and promote the health and safety of its consumers, customers, teammates and communities, while it continues to manufacture and distribute products. Such actions include engaging in increased communication to inform our teammates about the current status of government orders responding to the pandemic and the deployment of vaccines across our territory; following prescribed Company and other accepted health and safety standards and protocols, including those adopted by the Centers for Disease Control and Prevention (the “CDC”) and local health authorities; working closely with local health departments and appropriate agencies to manage and monitor teammate cases and exposures, risk mitigation and safety activities; implementing sanitation protocols and promoting hygiene practices recommended by the CDC; implementing work-from-home routines for teammates whose work duties permit it, restricting business travel to “essential travel” and restricting access to our facilities for non-essential visitors, vendors and contractors; offering supplemental sick time for non-exempt teammates; and modifying our health, welfare and retirement plans for COVID-19-related events. As the U.S. COVID-19 vaccine program continues to be implemented, we will continue to support awareness and communication of vaccination guidance to our teammates. As the authorities in the communities we serve respond to changes in current conditions and begin lifting the restrictions put in place in response to the pandemic, we will respond accordingly and strive to serve our customers and communities in the safest ways possible.

At this time and based on current trends, we do not currently expect the COVID-19 pandemic to materially impact our liquidity position or access to capital in 2021. We also have not experienced, and do not expect, any material impairments or adjustments to the fair values of our assets or the collectability of our receivables as a result of the COVID-19 pandemic. Additionally, during 2020, we made changes to our typical sourcing model and product offerings to address COVID-19-related constraints in the supply of aluminum cans, including sourcing aluminum cans from international manufacturers and limiting our canned product package offerings. We will continue to monitor all of these factors and make adjustments as needed.

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

Commercial Execution: Our success is dependent on our ability to execute our commercial strategy within our customers’ stores. Our ability to obtain shelf space within stores and remain in-stock across our portfolio of brands and packages in a profitable manner will have a significant impact on our results. We are focused on execution at every step in our supply chain, including raw material and finished product procurement, manufacturing conversion, transportation, warehousing and distribution, to ensure in-store execution can occur. We continue to invest in tools and technology to enable our teammates to operate more effectively and efficiently with our customers and drive long-term value in our business.

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

Supply Chain Optimization: In fiscal 2017, we completed a multi-year series of transactions through which we acquired and exchanged distribution territories and manufacturing plants. We are focused on optimizing our supply chain as we continue to integrate the acquired territories and facilities into our operations. Subsequent to the end of the first quarter of 2021, we opened a new, automated distribution center in Whitestown, Indiana, which allowed the Company to consolidate certain nearby warehousing and distribution operations into this one new facility. We believe the increased capacity and automation in Whitestown will allow the Company to optimize its supply chain and to better serve its customers and consumers in Indiana and the surrounding areas. In addition, the Company is in the process of integrating its Memphis, Tennessee manufacturing plant with its West Memphis, Arkansas operations, which is expected to greatly expand its West Memphis production capabilities and to reduce its overall production costs. We will continue to look for opportunities to invest in our supply chain to optimize our costs.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and to focus on strengthening our balance sheet.

Results of Operations

First Quarter Results

The Company’s results of operations for the first quarter of 2021 and the first quarter of 2020 are highlighted in the table below and discussed in the following paragraphs.

	First Quarter
(in thousands)	2021	2020	Change
Net sales	$1,269,857	$1,173,021	$96,836
Cost of sales	821,154	767,726	53,428
Gross profit	448,703	405,295	43,408
Selling, delivery and administrative expenses	354,519	372,474	(17,955)
Income from operations	94,184	32,821	61,363
Interest expense, net	8,746	9,561	(815)
Other expense, net	12,055	2,298	9,757
Income before income taxes	73,383	20,962	52,421
Income tax expense	20,020	5,361	14,659
Net income	53,363	15,601	37,762
Less: Net income attributable to noncontrolling interest	—	939	(939)
Net income attributable to Coca‑Cola Consolidated, Inc.	$53,363	$14,662	$38,701
Other comprehensive income (loss), net of tax	1,332	(50)	1,382
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$54,695	$14,612	$40,083

Net Sales

Net sales increased $96.8 million, or 8.3%, to $1.27 billion in the first quarter of 2021, as compared to $1.17 billion in the first quarter of 2020. The increase in net sales was primarily attributable to the following (in millions):

First Quarter 2021	Attributable to:
$55.6	Increase in net sales primarily related to an increase in average bottle/can sales price per unit to retail customers and the shift in product mix to higher revenue still products in order to meet consumer preferences
50.6	Increase in net sales related to increased sales volume
(9.4)	Decrease in net sales related to the decrease in fountain syrup sales mainly sold in on-premise locations, which have been impacted by the COVID-19 pandemic
$96.8	Total increase in net sales

Net sales by product category were as follows:

	First Quarter
(in thousands)	2021	2020	% Change
Bottle/can sales:
Sparkling beverages	$694,179	$634,722	9.4%
Still beverages	420,056	373,142	12.6%
Total bottle/can sales	1,114,235	1,007,864	10.6%

Other sales:
Sales to other Coca‑Cola bottlers	81,658	85,239	(4.2)%
Post-mix and other	73,964	79,918	(7.5)%
Total other sales	155,622	165,157	(5.8)%

Total net sales	$1,269,857	$1,173,021	8.3%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	First Quarter		Bottle/Can Sales
Product Category	2021	2020	Volume % Change
Sparkling beverages	70.3%	70.5%	4.5%
Still beverages	29.7%	29.5%	5.5%
Total bottle/can sales volume	100.0%	100.0%	4.8%

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2021	2020
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	20%
The Kroger Company	13%	13%
Total approximate percent of the Company’s total bottle/can sales volume	33%	33%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	9%	9%
Total approximate percent of the Company’s total net sales	23%	23%

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

Cost of sales increased $53.4 million, or 7.0%, to $821.2 million in the first quarter of 2021, as compared to $767.7 million in the first quarter of 2020. The increase in cost of sales was primarily attributable to the following (in millions):

First Quarter 2021	Attributable to:
$35.8	Increase in cost of sales primarily related to increased input costs and the change in product mix to meet consumer preferences
27.2	Increase in cost of sales related to increased sales volume
(9.6)	Decrease in cost of sales related to the decrease in fountain syrup sales mainly sold in on-premise locations, which have been impacted by the COVID-19 pandemic
$53.4	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to develop their brand identities and promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $30.0 million in the first quarter of 2021 and $30.3 million in the first quarter of 2020.

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

SD&A expenses decreased by $18.0 million, or 4.8%, to $354.5 million in the first quarter of 2021, as compared to $372.5 million in the first quarter of 2020. SD&A expenses as a percentage of net sales decreased to 27.9% in the first quarter of 2021 from 31.8% in the first quarter of 2020. The decrease in SD&A expenses was primarily attributable to the following (in millions):

First Quarter 2021	Attributable to:
$(10.2)	Decrease in payroll costs, primarily as a result of structural changes made to certain portions of our business in the second quarter of 2020
(6.2)	Decrease in fleet-related expenses, including fuel costs and repairs
(1.6)	Other
$(18.0)	Total decrease in SD&A expenses

Shipping and handling costs included in SD&A expenses were $157.4 million in the first quarter of 2021 and $160.1 million in the first quarter of 2020.

Interest Expense, Net

Interest expense, net decreased $0.8 million, or 8.5%, to $8.7 million in the first quarter of 2021, as compared to $9.6 million in the first quarter of 2020. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	First Quarter
(in thousands)	2021	2020
Increase in the fair value of the acquisition related contingent consideration liability	$10,998	$712
Non-service cost component of net periodic benefit cost	1,057	1,586
Total other expense, net	$12,055	$2,298

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value. The fair value is determined by discounting future expected sub-bottling payments required under the Company’s comprehensive beverage agreements, which extend through the life of the applicable distribution assets, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections. The life of these distribution assets is generally 40 years. The Company is required to pay the current portion of the sub-bottling fee on a quarterly basis.

As of April 2, 2021 and March 29, 2020, discount rates of 7.9% and 7.4%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first quarter of 2021 and the first quarter of 2020 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees, partially offset by an increase in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate was 27.3% for the first quarter of 2021 and 25.6% for the first quarter of 2020. The increase in the effective income tax rate was primarily driven by the favorable tax benefit attributable to an income tax credit recorded during the first quarter of 2020, which did not reoccur in the first quarter of 2021.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $0.9 million in the first quarter of 2020 related to the portion of Piedmont owned by The Coca‑Cola Company prior to the purchase by an indirect wholly owned subsidiary of the Company of the remaining 22.7% general partnership interest in Piedmont on December 9, 2020.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income, net of tax was $1.3 million in the first quarter of 2021 and other comprehensive loss, net of tax was $0.1 million in the first quarter of 2020. The improvement was primarily a result of fluctuation in the fair value of the Company’s interest rate swap on its term loan facility.

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

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2021	2020
Net sales:
Nonalcoholic Beverages	$1,235,090	$1,142,581
All Other	89,949	81,301
Eliminations(1)	(55,182)	(50,861)
Consolidated net sales	$1,269,857	$1,173,021

Income from operations:
Nonalcoholic Beverages	$95,042	$35,617
All Other	(858)	(2,796)
Consolidated income from operations	$94,184	$32,821

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	First Quarter 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$448,703	$354,519	$94,184	$73,383	$53,363	$5.69
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	10,998	8,249	0.89
Fair value adjustments for commodity derivative instruments(2)	(288)	560	(848)	(848)	(636)	(0.07)
Supply chain optimization(3)	276	(106)	382	382	287	0.03
Total reconciling items	(12)	454	(466)	10,532	7,900	0.85
Adjusted results (non-GAAP)	$448,691	$354,973	$93,718	$83,915	$61,263	$6.54

	First Quarter 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$405,295	$372,474	$32,821	$20,962	$14,662	$1.56
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	712	535	0.06
Fair value adjustments for commodity derivative instruments(2)	1,536	(2,329)	3,865	3,865	2,906	0.31
Supply chain optimization(3)	648	571	77	77	58	0.01
Total reconciling items	2,184	(1,758)	3,942	4,654	3,499	0.38
Adjusted results (non-GAAP)	$407,479	$370,716	$36,763	$25,616	$18,161	$1.94

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
(3)Adjustment reflects expenses within the Nonalcoholic Beverages segment as the Company continues to optimize efficiency opportunities across its business.

Financial Condition

Total assets were $3.28 billion as of April 2, 2021, which was an increase of $62.4 million from December 31, 2020. Net working capital, defined as current assets less current liabilities, was $242.9 million as of April 2, 2021, which was an increase of $38.8 million from December 31, 2020.

Significant changes in net working capital as of April 2, 2021 as compared to December 31, 2020 were as follows:

•An increase in accounts receivable, trade of $34.6 million, primarily as a result of a seasonal increase in sales volume at the end of the first quarter of 2021 and the timing of cash receipts.
•An increase in inventory of $31.6 million, primarily as a result of seasonal builds of inventory.
•An increase in accounts payable to The Coca‑Cola Company of $35.1 million, primarily as a result of the timing of cash payments.
•A decrease in other accrued compensation of $25.1 million, primarily as a result of the timing of bonus and incentive payments in the first quarter of 2021.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of April 2, 2021, the Company had $51.8 million of cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or access to capital.

The Company’s long-term debt as of April 2, 2021 and December 31, 2020 was as follows:

(in thousands)	Maturity Date	April 2, 2021	December 31, 2020
Term loan facility(1)	6/7/2021	$186,250	$217,500
Senior notes	2/27/2023	125,000	125,000
Revolving credit facility	6/8/2023	—	—
Senior bonds and unamortized discount on senior bonds(2)	11/25/2025	349,956	349,957
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,902)	(1,992)
Long-term debt		$909,304	$940,465

(1)The Company intends to refinance principal payments due in the next 12 months under the term loan facility, and has the capacity to do so using its revolving credit facility, which is classified as long-term debt, and the Company is not restricted by any subjective acceleration clause within the revolving credit agreement. As such, any amounts due in the next 12 months were classified as long term.
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

The Company’s revolving credit facility matures on June 8, 2023 and has an aggregate maximum borrowing capacity of $500 million, which may be increased at the Company’s option to $750 million, subject to obtaining commitments from the lenders and satisfying other conditions specified in the revolving credit agreement. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company. As of April 2, 2021, the Company had no borrowings outstanding under the revolving credit facility, and therefore had $500 million borrowing capacity available under the revolving credit facility.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of April 2, 2021. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s Board of Directors has declared, and the Company has paid, dividends on the Common Stock and Class B Common Stock and each class of common stock has participated equally in all dividends each quarter for more than 25 years. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. Both Standard & Poor’s and Moody’s have a stable rating outlook for the Company. As of April 2, 2021, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

Subsequent to quarter end, on April 30, 2021, Moody’s upgraded the Company’s credit rating to Baa1 with a stable outlook.

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of April 2, 2021, interest expense for the next 12 months would increase by approximately $0.9 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2021	2020
Beginning balance - Level 3 liability	$434,694	$446,684
Payments of acquisition related contingent consideration	(10,046)	(10,452)
Reclassification to current payables	100	150
Increase in fair value	10,998	712
Ending balance - Level 3 liability	$435,746	$437,094

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2021	2020
Cash Sources:
Net cash provided by operating activities(1)	$81,910	$32,289
Proceeds from the sale of property, plant and equipment	74	1,658
Borrowings under revolving credit facility	—	185,000
Total cash sources	$81,984	$218,947

Cash Uses:
Additions to property, plant and equipment	$37,204	$33,093
Payments on term loan facility	31,250	7,500
Payments of acquisition related contingent consideration	10,046	10,452
Cash dividends paid	2,343	2,344
Other distribution agreements	1,998	—
Payments on financing lease obligations	1,447	1,485
Payments on revolving credit facility	—	125,000
Other	661	939
Total cash uses	$84,949	$180,813
Net increase (decrease) in cash during period	$(2,965)	$38,134

(1)Net cash provided by operating activities included net income tax payments of $0.6 million in the first quarter of 2021 and $2.0 million in the first quarter of 2020.

Cash Flows From Operating Activities

During the first quarter of 2021, cash provided by operating activities was $81.9 million, which was an increase of $49.6 million as compared to the first quarter of 2020. The increase was a result of strong operating performance led by top line growth, expanded gross margins and effective management of operating expenses.

Cash Flows From Investing Activities

During the first quarter of 2021, cash used in investing activities was $39.6 million, which was an increase of $7.3 million as compared to the first quarter of 2020. The increase was primarily a result of additions to property, plant and equipment, which were $37.2 million during the first quarter of 2021 and $33.1 million during the first quarter of 2020. There were $16.2 million and $12.7 million of additions to property, plant and equipment accrued in accounts payable, trade as of April 2, 2021 and March 29, 2020, respectively.

The Company anticipates additions to property, plant and equipment in 2021 to be in the range of $170 million to $200 million.

Cash Flows From Financing Activities

Cash used in financing activities was $45.2 million in the first quarter of 2021 and cash provided by financing activities was $38.2 million in the first quarter of 2020. The Company repaid $31.3 million of debt and did not have any borrowings or repayments on its revolving credit facility during the first quarter of 2021.

The Company had cash payments for acquisition related contingent consideration of $10.0 million during the first quarter of 2021 and $10.5 million during the first quarter of 2020. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $30 million to $54 million.

Critical Accounting Policies

See Note 1 to the condensed consolidated financial statements for information on the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. As of April 2, 2021, the Company had guaranteed $14.7 million of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 20 to the condensed consolidated financial statements for additional information.

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

	First Quarter
(in thousands)	2021	2020
Increase (decrease) in cost of sales	$(962)	$2,214
Increase (decrease) in SD&A expenses	(844)	2,776
Net impact	$(1,806)	$4,990

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

These forward-looking statements may be identified by the use of the words “will,” “may,” “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” “could,” “strive” and other similar terms and expressions. Various factors, risks and uncertainties may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, risks and uncertainties that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2020, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Policies” in Note 1 to the condensed consolidated financial statements, or in other filings or statements made by the Company. All of the forward-looking statements in this report and other documents or statements are qualified by these and other factors, risks and uncertainties.

Caution should be taken not to place undue reliance on the forward-looking statements included in this report. The Company assumes no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-

looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in the Company’s other reports and documents filed with the United States Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its variable rate debt, including its revolving credit facility and term loan facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of April 2, 2021, interest expense for the next 12 months would increase by approximately $0.9 million. This amount was determined by calculating the effect of the hypothetical interest rate on the unhedged portion of the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

The Company’s acquisition related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Company’s comprehensive beverage agreements. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

The Company is exposed to certain market risks and commodity price risk that arise in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for trading or speculative purposes.

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $61.3 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 1.4% in 2020 and 2.3% in 2019. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2021.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 2, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10‑K for 2020.

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10.1*	Amendment No. 2, dated February 22, 2021, to Coca-Cola Consolidated, Inc.(formerly Coca-Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Filed herewith.
10.2*
Amendment No. 3, dated February 22, 2021, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.
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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: May 11, 2021	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: May 11, 2021	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)