Form 10-Q
period 2021-07-02
Coca-Cola Consolidated, Inc.
filed 2021-08-10
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of July 30, 2021, there were 7,141,447 shares of the registrant’s Common Stock, par value $1.00 per share, and 2,232,242 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2021

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$1,433,086	$1,227,215	$2,702,943	$2,400,236
Cost of sales	938,146	797,914	1,759,300	1,565,640
Gross profit	494,940	429,301	943,643	834,596
Selling, delivery and administrative expenses	374,079	346,183	728,598	718,657
Income from operations	120,861	83,118	215,045	115,939
Interest expense, net	8,365	9,184	17,111	18,745
Other expense, net	47,041	16,134	59,096	18,432
Income before income taxes	65,455	57,800	138,838	78,762
Income tax expense	17,275	15,187	37,295	20,548
Net income	48,180	42,613	101,543	58,214
Less: Net income attributable to noncontrolling interest	—	3,044	—	3,983
Net income attributable to Coca‑Cola Consolidated, Inc.	$48,180	$39,569	$101,543	$54,231

Basic net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$5.14	$4.23	$10.83	$5.79
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$5.14	$4.23	$10.83	$5.79
Weighted average number of Class B Common Stock shares outstanding	2,232	2,232	2,232	2,232

Diluted net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$5.12	$4.19	$10.79	$5.74
Weighted average number of Common Stock shares outstanding – assuming dilution	9,407	9,440	9,407	9,440

Class B Common Stock	$5.12	$4.18	$10.79	$5.73
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,266	2,299	2,266	2,299

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.50	$0.50
Class B Common Stock	$0.25	$0.25	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Net income	$48,180	$42,613	$101,543	$58,214

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	913	897	1,829	1,793
Prior service credits	—	3	1	7
Postretirement benefits reclassification including benefits costs:
Actuarial gains	139	66	279	132
Interest rate swap	244	2	556	(1,013)
Foreign currency translation adjustment	28	3	(9)	2
Other comprehensive income, net of tax	1,324	971	2,656	921

Comprehensive income	49,504	43,584	104,199	59,135
Less: Comprehensive income attributable to noncontrolling interest	—	3,044	—	3,983
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$49,504	$40,540	$104,199	$55,152

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	July 2, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$54,204	$54,793
Accounts receivable, trade	481,998	425,445
Allowance for doubtful accounts	(16,432)	(21,620)
Accounts receivable from The Coca‑Cola Company	58,475	49,203
Accounts receivable, other	26,374	37,084
Inventories	237,823	225,757
Prepaid expenses and other current assets	76,323	74,146
Assets held for sale	8,104	6,429
Total current assets	926,869	851,237
Property, plant and equipment, net	1,020,293	1,022,722
Right-of-use assets - operating leases	131,533	134,383
Leased property under financing leases, net	67,039	69,867
Other assets	117,252	111,781
Goodwill	165,903	165,903
Distribution agreements, net	841,524	853,753
Customer lists, net	11,885	12,804
Total assets	$3,282,298	$3,222,450

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$19,956	$19,766
Current portion of obligations under financing leases	5,959	5,860
Accounts payable, trade	283,452	217,560
Accounts payable to The Coca‑Cola Company	139,760	107,181
Other accrued liabilities	223,011	205,141
Accrued compensation	67,835	87,608
Accrued interest payable	3,979	3,944
Total current liabilities	743,952	647,060
Deferred income taxes	142,596	139,423
Pension and postretirement benefit obligations	116,448	113,325
Other liabilities	705,008	679,280
Noncurrent portion of obligations under operating leases	116,039	119,923
Noncurrent portion of obligations under financing leases	67,517	69,984
Long-term debt	778,236	940,465
Total liabilities	2,669,796	2,709,460
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 shares issued	2,860	2,860
Additional paid-in capital	135,953	135,953
Retained earnings	641,136	544,280
Accumulated other comprehensive loss	(116,397)	(119,053)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	612,502	512,990
Total liabilities and equity	$3,282,298	$3,222,450

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Half
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$101,543	$58,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	76,264	74,878
Amortization of intangible assets and deferred proceeds, net	11,619	11,518
Fair value adjustment of acquisition related contingent consideration	56,981	15,260
Impairment of property, plant and equipment	3,200	1,350
Loss on sale of property, plant and equipment	2,457	1,416
Deferred income taxes	2,293	21,670
Amortization of debt costs	549	494
Change in current assets less current liabilities	24,332	20,935
Change in other noncurrent assets	6,325	13,420
Change in other noncurrent liabilities	(14,178)	9,848
Total adjustments	169,842	170,789
Net cash provided by operating activities	$271,385	$229,003

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(80,308)	$(72,886)
Other distribution agreements	(1,998)	—
Investment in CONA Services LLC	(1,724)	(1,582)
Proceeds from the sale of property, plant and equipment	1,678	1,764
Net cash used in investing activities	$(82,352)	$(72,704)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$55,000	$235,000
Payments on revolving credit facility	—	(280,000)
Payments on term loan facility	(217,500)	(15,000)
Payments of acquisition related contingent consideration	(19,920)	(20,531)
Cash dividends paid	(4,687)	(4,686)
Payments on financing lease obligations	(2,368)	(3,001)
Debt issuance fees	(147)	(145)
Net cash used in financing activities	$(189,622)	$(88,363)

Net increase (decrease) in cash during period	$(589)	$67,936
Cash at beginning of period	54,793	9,614
Cash at end of period	$54,204	$77,550

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$16,734	$11,900
Right-of-use assets obtained in exchange for operating lease obligations	7,353	32,224

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca‑Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on April 2, 2021	$10,204	$2,860	$135,953	$595,300	$(117,721)	$(60,845)	$(409)	$565,342	$—	$565,342
Net income	—	—	—	48,180	—	—	—	48,180	—	48,180
Other comprehensive income, net of tax	—	—	—	—	1,324	—	—	1,324	—	1,324
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,786)	—	—	—	(1,786)	—	(1,786)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)	—	(558)
Balance on July 2, 2021	$10,204	$2,860	$135,953	$641,136	$(116,397)	$(60,845)	$(409)	$612,502	$—	$612,502

Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990	$—	$512,990
Net income	—	—	—	101,543	—	—	—	101,543	—	101,543
Other comprehensive income, net of tax	—	—	—	—	2,656	—	—	2,656	—	2,656
Cash dividends paid:
Common Stock ($0.50 per share)	—	—	—	(3,571)	—	—	—	(3,571)	—	(3,571)
Class B Common Stock ($0.50 per share)	—	—	—	(1,116)	—	—	—	(1,116)	—	(1,116)
Balance on July 2, 2021	$10,204	$2,860	$135,953	$641,136	$(116,397)	$(60,845)	$(409)	$612,502	$—	$612,502

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca‑Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on March 29, 2020	$10,204	$2,860	$128,983	$393,479	$(115,052)	$(60,845)	$(409)	$359,220	$105,103	$464,323
Net income	—	—	—	39,569	—	—	—	39,569	3,044	42,613
Other comprehensive income, net of tax	—	—	—	—	971	—	—	971	—	971
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,785)	—	—	—	(1,785)	—	(1,785)
Class B Common Stock ($0.25 per share)	—	—	—	(557)	—	—	—	(557)	—	(557)
Balance on June 28, 2020	$10,204	$2,860	$128,983	$430,706	$(114,081)	$(60,845)	$(409)	$397,418	$108,147	$505,565

Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	54,231	—	—	—	54,231	3,983	58,214
Other comprehensive income, net of tax	—	—	—	—	921	—	—	921	—	921
Cash dividends paid:
Common Stock ($0.50 per share)	—	—	—	(3,571)	—	—	—	(3,571)	—	(3,571)
Class B Common Stock ($0.50 per share)	—	—	—	(1,115)	—	—	—	(1,115)	—	(1,115)
Balance on June 28, 2020	$10,204	$2,860	$128,983	$430,706	$(114,081)	$(60,845)	$(409)	$397,418	$108,147	$505,565

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of July 2, 2021 and December 31, 2020.
•The results of operations and comprehensive income for the three-month periods ended July 2, 2021 (the “second quarter” of fiscal 2021 (“2021”)) and June 28, 2020 (the “second quarter” of fiscal 2020 (“2020”)) and the six-month periods ended July 2, 2021 (the “first half” of 2021) and June 28, 2020 (the “first half” of 2020).
•The changes in cash flows and equity for the first half of 2021 and the first half of 2020.

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

As of July 2, 2021, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Payments made by the Company to The Coca-Cola Company(1)	$366,808	$313,081	$716,153	$643,382
Payments made by The Coca-Cola Company to the Company	50,325	27,100	80,002	60,628
(1)This excludes payments by the Company to Coca-Cola Refreshments USA, Inc., a wholly owned subsidiary of The Coca‑Cola Company, as discussed in the next section.

More than 80% of the payments made by the Company to The Coca‑Cola Company were for concentrate, syrup, sweetener and other finished goods products, which were recorded in cost of sales in the condensed consolidated statements of operations and represent the primary components of the soft drink products the Company manufactures and distributes. Payments made by the Company to The Coca‑Cola Company also included payments for marketing programs associated with large, national customers managed by The Coca‑Cola Company on behalf of the Company, which were recorded as a reduction to net sales in the condensed consolidated statements of operations. Other payments made by the Company to The Coca‑Cola Company related to cold drink equipment parts, fees associated with the rights to distribute certain brands and other customary items.

Payments made by The Coca‑Cola Company to the Company included annual funding in connection with the Company’s agreement to support certain business initiatives developed by The Coca‑Cola Company and funding associated with the delivery of post-mix products to various customers, both of which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses. Payments made by The Coca‑Cola Company to the Company also included transportation services and fountain product delivery and equipment repair services performed by the Company on The Coca‑Cola Company equipment, all of which were recorded in net sales in the condensed consolidated statements of operations.

Coca‑Cola Refreshments USA, Inc. (“CCR”)

The Company, The Coca‑Cola Company and CCR entered into comprehensive beverage agreements (collectively, the “CBA”). The CBA requires the Company to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. These sub-bottling payments are based on gross profit derived from the Company’s sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, a beverage product or certain cross-licensed brands.

Sub-bottling payments to CCR were $19.9 million in the first half of 2021 and $20.5 million in the first half of 2020. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	July 2, 2021	December 31, 2020
Current portion of acquisition related contingent consideration	$44,658	$36,020
Noncurrent portion of acquisition related contingent consideration	428,397	398,674
Total acquisition related contingent consideration	$473,055	$434,694

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $22.4 million as of July 2, 2021 and $21.9 million as of December 31, 2020.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.2 million as of July 2, 2021 and $8.0 million as of December 31, 2020. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were classified as a reduction to cost of sales in the condensed consolidated statements of operations, were $4.5 million in the first half of 2021 and $4.7 million in the first half of 2020.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $7.5 million on July 2, 2021 and $6.3 million on December 31, 2020, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $1.4 million in the first half of 2021 and $1.6 million in the first half of 2020, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $12.9 million as of July 2, 2021 and $11.5 million as of December 31, 2020.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $12.4 million in the first half of 2021 and $11.6 million in the first half of 2020.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $29.5 million on July 2, 2021 and $30.8 million on December 31, 2020.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One, which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2035. The principal balance outstanding under this lease was $60.5 million on July 2, 2021 and $61.9 million on December 31, 2020.

A summary of rental payments for these leases related to the second quarter and the first half of 2021 and 2020 is as follows:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Company headquarters	$945	$826	$1,890	$1,652
Snyder Production Center	1,113	1,113	2,226	2,226

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the condensed consolidated statements of operations, was $5.5 million in the first half of 2021 and $4.3 million in the first half of 2020.

3.    Revenue Recognition

The Company’s sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Bottle/can net pricing is based on the invoice price charged to customers reduced by any promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. Other sales include sales to other Coca‑Cola bottlers, post-mix products, transportation revenue and equipment maintenance revenue.

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in both the first half of 2021 and the first half of 2020.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,388,991	$1,188,485	$2,614,203	$2,320,960
Total point in time net sales	$1,388,991	$1,188,485	$2,614,203	$2,320,960

Over time net sales:
Nonalcoholic Beverages - over time	$10,924	$7,039	$20,802	$17,145
All Other - over time	33,171	31,691	67,938	62,131
Total over time net sales	$44,095	$38,730	$88,740	$79,276

Total net sales	$1,433,086	$1,227,215	$2,702,943	$2,400,236

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.5 million as of July 2, 2021 and $3.6 million as of December 31, 2020.

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

	First Half
(in thousands)	2021	2020
Beginning balance - allowance for credit losses	$18,070	$10,232
Additions charged to costs and expenses	1,652	9,376
Deductions	(6,790)	(1,914)
Ending balance - allowance for credit losses	$12,932	$17,694

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

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Net sales:
Nonalcoholic Beverages	$1,399,915	$1,195,524	$2,635,005	$2,338,105
All Other	93,192	80,329	183,141	161,630
Eliminations(1)	(60,021)	(48,638)	(115,203)	(99,499)
Consolidated net sales	$1,433,086	$1,227,215	$2,702,943	$2,400,236

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Income from operations:
Nonalcoholic Beverages	$124,372	$83,907	$219,414	$119,524
All Other	(3,511)	(789)	(4,369)	(3,585)
Consolidated income from operations	$120,861	$83,118	$215,045	$115,939

Depreciation and amortization:
Nonalcoholic Beverages	$41,224	$39,909	$81,775	$80,667
All Other	3,133	2,928	6,108	5,729
Consolidated depreciation and amortization	$44,357	$42,837	$87,883	$86,396

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2021	2020	2021	2020
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca‑Cola Consolidated, Inc.	$48,180	$39,569	$101,543	$54,231
Less dividends:
Common Stock	1,786	1,785	3,571	3,571
Class B Common Stock	558	557	1,116	1,115
Total undistributed earnings	$45,836	$37,227	$96,856	$49,545

Common Stock undistributed earnings – basic	$34,921	$28,362	$73,792	$37,747
Class B Common Stock undistributed earnings – basic	10,915	8,865	23,064	11,798
Total undistributed earnings – basic	$45,836	$37,227	$96,856	$49,545

Common Stock undistributed earnings – diluted	$34,795	$28,161	$73,525	$37,479
Class B Common Stock undistributed earnings – diluted	11,041	9,066	23,331	12,066
Total undistributed earnings – diluted	$45,836	$37,227	$96,856	$49,545

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,785	$3,571	$3,571
Common Stock undistributed earnings – basic	34,921	28,362	73,792	37,747
Numerator for basic net income per Common Stock share	$36,707	$30,147	$77,363	$41,318

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$557	$1,116	$1,115
Class B Common Stock undistributed earnings – basic	10,915	8,865	23,064	11,798
Numerator for basic net income per Class B Common Stock share	$11,473	$9,422	$24,180	$12,913

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,785	$3,571	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	558	557	1,116	1,115
Common Stock undistributed earnings – diluted	45,836	37,227	96,856	49,545
Numerator for diluted net income per Common Stock share	$48,180	$39,569	$101,543	$54,231

	Second Quarter		First Half
(in thousands, except per share data)	2021	2020	2021	2020
Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$557	$1,116	$1,115
Class B Common Stock undistributed earnings – diluted	11,041	9,066	23,331	12,066
Numerator for diluted net income per Class B Common Stock share	$11,599	$9,623	$24,447	$13,181

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,232	2,232	2,232

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,407	9,440	9,407	9,440
Class B Common Stock weighted average shares outstanding – diluted	2,266	2,299	2,266	2,299

Basic net income per share:
Common Stock	$5.14	$4.23	$10.83	$5.79
Class B Common Stock	$5.14	$4.23	$10.83	$5.79

Diluted net income per share:
Common Stock	$5.12	$4.19	$10.79	$5.74
Class B Common Stock	$5.12	$4.18	$10.79	$5.73

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
(5)The Company did not have anti-dilutive shares for any periods presented.

6.    Inventories

Inventories consisted of the following:

(in thousands)	July 2, 2021	December 31, 2020
Finished products	$147,184	$140,080
Manufacturing materials	49,087	47,081
Plastic shells, plastic pallets and other inventories	41,552	38,596
Total inventories	$237,823	$225,757

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	July 2, 2021	December 31, 2020
Repair parts	$26,863	$26,811
Prepaid software	5,868	6,650
Prepaid marketing	5,849	4,773
Commodity hedges at fair market value	5,715	2,417
Prepaid taxes	525	8,428
Other prepaid expenses and other current assets	31,503	25,067
Total prepaid expenses and other current assets	$76,323	$74,146

8.    Assets Held for Sale

During the second quarter of 2021, the Company opened a new, automated distribution center in Whitestown, Indiana, which allowed the Company to consolidate certain nearby warehousing and distribution operations into this one new facility. The Company believes the increased capacity and automation in Whitestown will allow the Company to optimize its supply chain and to better serve its customers and consumers in Indiana and the surrounding areas. In addition, the Company integrated its Memphis, Tennessee manufacturing plant with its West Memphis, Arkansas operations, which is expected to greatly expand its West Memphis production capabilities and to reduce its overall production costs.

As of July 2, 2021, certain properties owned by the Company, which are primarily those being consolidated in the Company’s supply chain optimization discussed above, met the accounting guidance criteria to be classified as assets held for sale. All properties classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these properties and none meet the accounting guidance criteria to be classified as discontinued operations.

Following is a summary of the assets held for sale:

(in thousands)	July 2, 2021	December 31, 2020
Land	$3,909	$2,559
Buildings and leasehold and land improvements	4,195	3,870
Total assets held for sale	$8,104	$6,429

An impairment of $1.6 million was recorded in 2020 for these locations as a result of the net book value exceeding the agreed upon purchase price of one of the locations.

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	July 2, 2021	December 31, 2020	Estimated Useful Lives
Land	$80,641	$81,981
Buildings	258,979	240,173	8-50 years
Machinery and equipment	406,946	392,998	5-20 years
Transportation equipment	451,173	445,218	3-20 years
Furniture and fixtures	92,126	96,606	3-10 years
Cold drink dispensing equipment	443,910	465,881	3-17 years
Leasehold and land improvements	164,523	155,077	5-20 years
Software for internal use	47,238	46,569	3-10 years
Construction in progress	39,693	54,505
Total property, plant and equipment, at cost	1,985,229	1,979,008
Less: Accumulated depreciation and amortization	964,936	956,286
Property, plant and equipment, net	$1,020,293	$1,022,722

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	July 2, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	9.0 years	9.4 years
Financing leases	13.0 years	13.4 years
Weighted average discount rate:
Operating leases	3.9%	4.0%
Financing leases	3.2%	3.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Operating lease costs	$6,565	$6,095	$12,819	$12,149
Short-term and variable leases	4,494	3,508	8,371	6,998
Depreciation expense from financing leases	1,414	924	2,828	1,849
Interest expense on financing lease obligations	579	241	1,163	507
Total lease cost	$13,052	$10,768	$25,181	$21,503

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of July 2, 2021:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2021	$12,240	$3,547
2022	22,383	7,145
2023	20,050	7,201
2024	16,405	7,396
2025	14,471	7,593
Thereafter	77,887	55,828
Total minimum lease payments including interest	$163,436	$88,710
Less: Amounts representing interest	27,441	15,234
Present value of minimum lease principal payments	135,995	73,476
Less: Current portion of lease liabilities	19,956	5,959
Noncurrent portion of lease liabilities	$116,039	$67,517

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2020:

(in thousands)	Operating Leases	Financing Leases
2021	$24,056	$7,079
2022	20,970	7,145
2023	18,125	7,201
2024	15,330	7,396
2025	13,747	7,593
Thereafter	77,353	55,827
Total minimum lease payments including interest	$169,581	$92,241
Less: Amounts representing interest	29,892	16,397
Present value of minimum lease principal payments	139,689	75,844
Less: Current portion of lease liabilities	19,766	5,860
Noncurrent portion of lease liabilities	$119,923	$69,984

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Half
(in thousands)	2021	2020
Cash flows from operating activities impact:
Operating leases	$13,689	$8,633
Interest payments on financing lease obligations	1,163	507
Total cash flows from operating activities impact	$14,852	$9,140

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$2,368	$3,001
Total cash flows from financing activities impact	$2,368	$3,001

As of July 2, 2021, the Company had five operating lease commitments that had not yet commenced. These lease commitments have lease terms of approximately three to 10 years and are expected to commence during the third quarter of 2021. The additional lease liability associated with these lease commitments is expected to be $4.6 million.

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	July 2, 2021	December 31, 2020
Distribution agreements at cost	$952,547	$952,533
Less: Accumulated amortization	111,023	98,780
Distribution agreements, net	$841,524	$853,753

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	July 2, 2021	December 31, 2020
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	13,403	12,484
Customer lists, net	$11,885	$12,804

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	July 2, 2021	December 31, 2020
Accrued insurance costs	$50,683	$48,318
Current portion of acquisition related contingent consideration	44,658	36,020
Accrued marketing costs	34,901	38,539
Employee and retiree benefit plan accruals	30,897	31,653
Current portion of deferred payroll taxes under CARES Act	18,706	18,706
Accrued taxes (other than income taxes)	8,154	6,178
All other accrued expenses	35,012	25,727
Total other accrued liabilities	$223,011	$205,141

The Company has taken advantage of certain provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which allow an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise have been due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022. The Company intends to repay a portion of the deferred payroll taxes in the next 12 months and has classified this portion as current.

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

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Cost of sales	$2,128	$1,266	$2,416	$(270)
Selling, delivery and administrative expenses	505	805	1,065	(1,524)
Total gain (loss)	$2,633	$2,071	$3,481	$(1,794)

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

(in thousands)	July 2, 2021	December 31, 2020
Assets:
Prepaid expenses and other current assets	$5,715	$2,417
Other assets	239	56
Total assets	$5,954	$2,473

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	July 2, 2021	December 31, 2020
Gross commodity derivative instrument assets	$6,394	$2,473
Gross commodity derivative instrument liabilities	440	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	July 2, 2021	December 31, 2020
Notional amount of outstanding commodity derivative instruments	$44,464	$23,030
Latest maturity date of outstanding commodity derivative instruments	December 2022	December 2021

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

The following tables summarize the carrying amounts and fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, long-term debt and acquisition related contingent consideration:

	July 2, 2021
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$56,560	$56,560	$56,560	$—	$—
Commodity derivative instruments	5,954	5,954	—	5,954	—
Liabilities:
Deferred compensation plan liabilities	56,560	56,560	56,560	—	—
Long-term debt	778,236	843,300	—	843,300	—
Acquisition related contingent consideration	473,055	473,055	—	—	473,055

	December 31, 2020
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,742	$51,742	$51,742	$—	$—
Commodity derivative instruments	2,473	2,473	—	2,473	—
Liabilities:
Deferred compensation plan liabilities	51,742	51,742	51,742	—	—
Long-term debt	940,465	1,015,700	—	1,015,700	—
Acquisition related contingent consideration	434,694	434,694	—	—	434,694

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Beginning balance - Level 3 liability	$435,746	$437,094	$434,694	$446,684
Payments of acquisition related contingent consideration	(9,874)	(10,079)	(19,920)	(20,531)
Reclassification to current payables	1,200	(450)	1,300	(300)
Increase in fair value	45,983	14,548	56,981	15,260
Ending balance - Level 3 liability	$473,055	$441,113	$473,055	$441,113

As of July 2, 2021 and June 28, 2020, discount rates of 7.7% and 7.4%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first half of 2021 and the first half of 2020 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees, partially offset by an increase in the discount rate used to calculate fair value. These fair value adjustments were recorded in other expense, net in the condensed consolidated statements of operations.

The anticipated amount the Company could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees is expected to be in the range of $31 million to $57 million.

16.    Income Taxes

The Company’s effective income tax rate was 26.9% for the first half of 2021 and 26.1% for the first half of 2020. The Company’s income tax expense was $37.3 million for the first half of 2021 and $20.5 million for the first half of 2020. The increase in income tax expense was primarily attributable to improved financial results during the first half of 2021 compared to the first half of 2020.

The Company had uncertain tax positions, including accrued interest, of $2.7 million on July 2, 2021 and $2.6 million on December 31, 2020, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the condensed consolidated financial statements.

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

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Service cost	$1,863	$1,658	$3,726	$3,317
Interest cost	2,455	2,760	4,908	5,520
Expected return on plan assets	(3,248)	(3,383)	(6,498)	(6,766)
Recognized net actuarial loss	1,216	1,190	2,435	2,379
Amortization of prior service cost	—	4	1	9
Net periodic pension cost	$2,286	$2,229	$4,572	$4,459

The Company did not make any contributions to the two Company-sponsored pension plans during the first half of 2021. Contributions to the two Company-sponsored pension plans in 2021 are expected to be in the range of $8 million to $12 million.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Service cost	$403	$376	$806	$752
Interest cost	448	504	895	1,007
Recognized net actuarial loss	185	87	371	175
Net periodic postretirement benefit cost	$1,036	$967	$2,072	$1,934

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	July 2, 2021	December 31, 2020
Noncurrent portion of acquisition related contingent consideration	$428,397	$398,674
Accruals for executive benefit plans	141,964	144,101
Noncurrent deferred proceeds from related parties	107,818	109,361
Noncurrent portion of deferred payroll taxes under CARES Act	18,706	18,706
Other	8,123	8,438
Total other liabilities	$705,008	$679,280

19.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	July 2, 2021	December 31, 2020
2016 Term Loan Facility(1)	6/7/2021	Variable	Varies	Nonpublic	$—	$217,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
2018 Revolving Credit Facility	6/8/2023	Variable	Varies	Nonpublic	55,000	—
Senior bonds(2)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(2)	11/25/2025				(39)	(43)
Debt issuance costs					(1,725)	(1,992)
Total long-term debt					$778,236	$940,465
(1)At the end of fiscal 2020, the Company intended to refinance outstanding principal payments due in the next 12 months under the 2016 Term Loan Facility (as defined below) using the 2018 Revolving Credit Facility (as defined below), which was classified as long-term debt, and the Company was not restricted by any subjective acceleration clause within the agreement for the 2018 Revolving Credit Facility. As such, the 2016 Term Loan Facility balance was classified as long term as of December 31, 2020.
(2)The senior bonds due in 2025 were issued at 99.975% of par.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On June 7, 2021, the Company used a combination of cash on hand and borrowings under its revolving credit facility (the “2018 Revolving Credit Facility”) to repay the remaining balance of the term loan facility (the “2016 Term Loan Facility”) that matured on that date. Subsequent to the end of the second quarter of 2021, the Company refinanced the 2018 Revolving Credit Facility and entered into a new $70 million term loan. See Note 23 for additional information.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of July 2, 2021. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 14.3 million cases and 15.1 million cases of finished product from SAC in the first half of 2021 and the first half of 2020, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Purchases from Southeastern	$34,029	$32,611	$61,573	$63,639
Purchases from SAC	42,557	40,385	83,810	82,219
Total purchases from manufacturing cooperatives	$76,586	$72,996	$145,383	$145,858

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2024. The amount guaranteed was $14.7 million on both July 2, 2021 and December 31, 2020. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of July 2, 2021, and there was no impairment identified in 2020.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both July 2, 2021 and December 31, 2020.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of July 2, 2021, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $149.7 million.

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

Following is a summary of AOCI(L) for the second quarter of 2021 and the second quarter of 2020:

(in thousands)	April 2, 2021	Pre-tax Activity	Tax Effect	July 2, 2021
Net pension activity:
Actuarial loss	$(92,931)	$1,216	$(303)	$(92,018)
Prior service credits	9	—	—	9
Net postretirement benefits activity:
Actuarial loss	(4,188)	185	(46)	(4,049)
Prior service costs	(624)	—	—	(624)
Interest rate swap(1)	(244)	324	(80)	—
Foreign currency translation adjustment	(23)	36	(8)	5
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(117,721)	$1,761	$(437)	$(116,397)

(1)In 2019, the Company entered into a $100 million fixed rate swap to hedge a portion of the interest rate risk on the 2016 Term Loan Facility, both of which matured on June 7, 2021. This interest rate swap was designated as a cash flow hedging instrument and changes in its fair value were not material to the condensed consolidated balance sheets.

(in thousands)	March 29, 2020	Pre-tax Activity	Tax Effect	June 28, 2020
Net pension activity:
Actuarial loss	$(92,278)	$1,190	$(293)	$(91,381)
Prior service costs	(3)	4	(1)	—
Net postretirement benefits activity:
Actuarial loss	(1,125)	87	(21)	(1,059)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(1,285)	3	(1)	(1,283)
Foreign currency translation adjustment	(17)	4	(1)	(14)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(115,052)	$1,288	$(317)	$(114,081)

Following is a summary of AOCI(L) for the first half of 2021 and the first half of 2020:

(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	July 2, 2021
Net pension activity:
Actuarial loss	$(93,847)	$2,435	$(606)	$(92,018)
Prior service credits	8	1	—	9
Net postretirement benefits activity:
Actuarial loss	(4,328)	371	(92)	(4,049)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(556)	739	(183)	—
Foreign currency translation adjustment	14	(13)	4	5
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(119,053)	$3,533	$(877)	$(116,397)

(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	June 28, 2020
Net pension activity:
Actuarial loss	$(93,174)	$2,379	$(586)	$(91,381)
Prior service costs	(7)	9	(2)	—
Net postretirement benefits activity:
Actuarial loss	(1,191)	175	(43)	(1,059)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(270)	(1,344)	331	(1,283)
Foreign currency translation adjustment	(16)	3	(1)	(14)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(115,002)	$1,222	$(301)	$(114,081)

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	Second Quarter 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$356	$104	$—	$—	$460
Selling, delivery and administrative expenses	860	81	324	36	1,301
Subtotal pre-tax	1,216	185	324	36	1,761
Income tax expense	303	46	80	8	437
Total after tax effect	$913	$139	$244	$28	$1,324

	Second Quarter 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$360	$57	$—	$—	$417
Selling, delivery and administrative expenses	834	30	3	4	871
Subtotal pre-tax	1,194	87	3	4	1,288
Income tax expense	294	21	1	1	317
Total after tax effect	$900	$66	$2	$3	$971

	First Half 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$704	$207	$—	$—	$911
Selling, delivery and administrative expenses	1,732	164	739	(13)	2,622
Subtotal pre-tax	2,436	371	739	(13)	3,533
Income tax expense	606	92	183	(4)	877
Total after tax effect	$1,830	$279	$556	$(9)	$2,656

	First Half 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$694	$105	$—	$—	$799
Selling, delivery and administrative expenses	1,694	70	(1,344)	3	423
Subtotal pre-tax	2,388	175	(1,344)	3	1,222
Income tax expense	588	43	(331)	1	301
Total after tax effect	$1,800	$132	$(1,013)	$2	$921

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
(in thousands)	2021	2020
Accounts receivable, trade	$(56,553)	$(38,410)
Allowance for doubtful accounts	(5,188)	7,462
Accounts receivable from The Coca‑Cola Company	(9,272)	14,319
Accounts receivable, other	10,710	3,676
Inventories	(12,066)	14,798
Prepaid expenses and other current assets	(2,177)	(2,709)
Accounts payable, trade	68,167	37,015
Accounts payable to The Coca‑Cola Company	32,579	31,081
Other accrued liabilities	17,870	(20,160)
Accrued compensation	(19,773)	(25,645)
Accrued interest payable	35	(492)
Change in current assets less current liabilities	$24,332	$20,935

23.    Subsequent Events

On July 9, 2021, the Company entered into an agreement (the “2021 Revolving Credit Facility Agreement”) providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “2021 Revolving Credit Facility”), maturing on July 9, 2026. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2021 Revolving Credit Facility Agreement, at the Company’s option, additional incremental revolving commitments of up to $250 million may be established under the 2021 Revolving Credit Facility to increase the aggregate revolving commitments under the 2021 Revolving Credit Facility to up to $750 million. The 2021 Revolving Credit Facility replaced the 2018 Revolving Credit Facility, which had a maturity date of June 8, 2023. Borrowings under the 2021 Revolving Credit Facility bear interest at a base rate or an adjusted LIBOR rate, at the Company’s option, plus an applicable rate, depending on the applicable rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the 2021 Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating.

On July 9, 2021, the Company entered into a three-year term loan agreement (the “2021 Term Loan Facility Agreement”) for a senior unsecured term loan facility in the aggregate principal amount of $70 million (the “2021 Term Loan Facility”), maturing on July 9, 2024. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2021 Term Loan Facility Agreement, at the Company’s option, additional incremental term loans of up to $50 million may be established under the 2021 Term Loan Facility to increase the aggregate principal amount of term loans under the 2021 Term Loan Facility to up to $120 million. Borrowings under the 2021 Term Loan Facility bear interest at a base rate or an adjusted LIBOR rate, at the Company’s option, plus an applicable rate, depending on the Company’s Debt Rating. The Company used approximately $55 million of the proceeds to repay outstanding indebtedness under the 2018 Revolving Credit Facility and used the remaining proceeds for general corporate purposes.

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of July 2, 2021 and December 31, 2020.
•The results of operations and comprehensive income for the three-month periods ended July 2, 2021 (the “second quarter” of fiscal 2021 (“2021”)) and June 28, 2020 (the “second quarter” of fiscal 2020 (“2020”)) and the six-month periods ended July 2, 2021 (the “first half” of 2021) and June 28, 2020 (the “first half” of 2020).
•The changes in cash flows and equity for the first half of 2021 and the first half of 2020.

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

We offer a range of nonalcoholic beverage products and flavors, including both sparkling and still beverages, designed to meet the demands of our consumers. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca‑Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, ready to drink tea, ready to drink coffee, enhanced water, juices and sports drinks.

Our sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Bottle/can net pricing is based on the invoice price charged to customers reduced by any promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. Other sales include sales to other Coca‑Cola bottlers, post-mix products, transportation revenue and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

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

Executive Summary

Physical case volume increased 5.9% in the second quarter of 2021. Sparkling volume remained flat in the second quarter of 2021, while Still volume increased 20.9%. The Still category growth accelerated due to the re-openings of certain small stores and accounts where our products are consumed on-premise. The Still growth was driven primarily by BodyArmor, AHA and Monster brands. Sales of multi-serve packages in larger retail stores remained very strong, while single-serve sales improved in small stores and other immediate consumption channels. Physical case volume in the first half of 2021 increased 5.3%.

Revenue increased 16.8% in the second quarter of 2021 driven by the significant increase in sales of Still beverages, which generally carry a higher selling price per case than Sparkling beverages. The re-opening of certain small store and other immediate consumption channels helped drive the growth in Still beverages as these channels have a higher mix of Still beverages than take-home outlets. In addition, the increase in revenue was driven by price realization on most Sparkling packages. Sales of multi-serve PET packages were especially strong in the quarter as we adjusted our commercial plans to emphasize these packages to complement our assortment of multi-serve can products in take-home outlets. Sales growth in on-premise channels is now outpacing take-home channels, but we continue to see strong demand for future consumption packages. Revenue from fountain syrup, which is primarily sold through restaurants, convenience stores, amusement parks, and other on-premise outlets, increased $20.8 million, or 92.4%, during the second quarter of 2021 as these outlets began to operate at higher levels of capacity. For the first half of 2021, revenue increased $302.7 million, or 12.6%.

Gross profit in the second quarter of 2021 increased $65.6 million, or 15.3%, while gross margin decreased 50 basis points to 34.5%. The improvement in gross profit was primarily due to strong volume growth in our Still category and price realization within our Sparkling category. The decline in gross margin was driven primarily by the increased mix of Still beverages, which generally carry lower gross margins than Sparkling packages. In the first half of 2021, we experienced increases in our major input costs, including aluminum, PET resin and high fructose corn syrup, and we expect elevated prices to continue through the balance of the year. We currently plan to pass along price increases to our customers in the third quarter of this year in an effort to offset this cost pressure. Gross profit in the first half of 2021 increased $109.0 million, or 13.1%.

Selling, delivery and administrative (“SD&A”) expenses in the second quarter of 2021 increased $27.9 million, or 8.1%. SD&A expenses as a percentage of net sales decreased 210 basis points in the second quarter of 2021. The increase in SD&A expenses related primarily to an increase in labor costs as compared to the second quarter of 2020. As channels of business and local economies have re-opened compared to the prior year period, our labor expenses have increased. SD&A expenses in the first half of 2021 increased $9.9 million, or 1.4%. SD&A expenses as a percentage of net sales in the first half of 2021 decreased 290 basis points as compared to the first half of 2020.

Income from operations in the second quarter of 2021 was $120.9 million, compared to $83.1 million in the second quarter of 2020, an increase of 45.4%. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section below, income from operations in the second quarter of 2021 was $120.7 million, an increase of 47.8%. For the first half of 2021, income from operations increased $99.1 million to $215.0 million.

Net income in the second quarter of 2021 was $48.2 million, compared to $39.6 million in the second quarter of 2020, an improvement of $8.6 million. Net income in the second quarter of 2021 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven primarily by changes in future cash flow projections. Fair value adjustments to this liability are routine and non-cash in nature. Income tax expense in the second quarter of 2021 was $17.3 million, compared to $15.2 million in the second quarter of 2020. Net income increased $47.3 million in the first half of 2021 to $101.5 million as compared to the first half of 2020.

Cash flows provided by operations for the first half of 2021 were $271.4 million, compared to $229.0 million for the first half of 2020. The significant increase in operating cash flows for the first half of 2021 was a result of our strong operating performance. The Company reduced outstanding indebtedness by $162 million during the first half of 2021. We remain focused on the effective management of our working capital and continue to invest in long-term strategic projects to optimize our supply chain and better serve our customers.

COVID-19 Impact

The Company continues to diligently monitor and manage through the impact of the ongoing COVID-19 pandemic on all aspects of its business, including the impact on its teammates and customers.

The Company continues to implement its COVID-19 Response Program, including numerous actions to protect and promote the health and safety of its consumers, customers, teammates and communities, while it continues to manufacture and distribute products. Such actions include following prescribed Company and other accepted health and safety standards and protocols, including those adopted by the Centers for Disease Control and Prevention (the “CDC”) and local health authorities, and working closely with local health departments and appropriate agencies to manage and monitor teammate cases and exposures. Risk mitigation and safety activities continue; examples include adhering to sanitation protocols and promoting hygiene practices recommended by the CDC; implementing work-from-home routines for teammates whose work duties permit it; offering supplemental sick time for non-exempt teammates; and modifying our health, welfare and retirement plans for COVID-19-related events.

At this time and based on current trends, we do not currently expect the COVID-19 pandemic to materially impact our liquidity position or access to capital in 2021. We also have not experienced, and do not expect, any material impairments or adjustments to the fair values of our assets or the collectability of our receivables as a result of the COVID-19 pandemic.

We have assessed COVID-19-related circumstances around work routines, including remote work arrangements, and the impact on our internal controls over financial reporting. We have not identified, and do not anticipate, any material impact to our control procedures that would materially affect our internal controls over financial reporting. We will continue to monitor the impact of the COVID-19 pandemic on our business and make adjustments as needed.

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

Supply Chain Optimization: In fiscal 2017, we completed a multi-year series of transactions through which we acquired and exchanged distribution territories and manufacturing plants. We are focused on optimizing our supply chain as we continue to integrate the acquired territories and facilities into our operations. During the second quarter of 2021, we opened a new, automated distribution center in Whitestown, Indiana, which allowed the Company to consolidate certain nearby warehousing and distribution operations into this one new facility. We believe the increased capacity and automation in Whitestown will allow the Company to optimize its supply chain and to better serve its customers and consumers in Indiana and the surrounding areas. In addition, the Company integrated its Memphis, Tennessee manufacturing plant with its West Memphis, Arkansas operations, which is expected to greatly expand its West Memphis production capabilities and to reduce its overall production costs. We will continue to look for opportunities to invest in our supply chain to optimize our costs.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and to focus on strengthening our balance sheet.

Results of Operations

Second Quarter Results

The Company’s results of operations for the second quarter of 2021 and the second quarter of 2020 are highlighted in the table below and discussed in the following paragraphs.

	Second Quarter
(in thousands)	2021	2020	Change
Net sales	$1,433,086	$1,227,215	$205,871
Cost of sales	938,146	797,914	140,232
Gross profit	494,940	429,301	65,639
Selling, delivery and administrative expenses	374,079	346,183	27,896
Income from operations	120,861	83,118	37,743
Interest expense, net	8,365	9,184	(819)
Other expense, net	47,041	16,134	30,907
Income before income taxes	65,455	57,800	7,655
Income tax expense	17,275	15,187	2,088
Net income	48,180	42,613	5,567
Less: Net income attributable to noncontrolling interest	—	3,044	(3,044)
Net income attributable to Coca‑Cola Consolidated, Inc.	$48,180	$39,569	$8,611
Other comprehensive income, net of tax	1,324	971	353
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$49,504	$40,540	$8,964

Net Sales

Net sales increased $205.9 million, or 16.8%, to $1.43 billion in the second quarter of 2021, as compared to $1.23 billion in the second quarter of 2020. The increase in net sales was primarily attributable to the following (in millions):

Second Quarter 2021	Attributable to:
$96.5	Increase in net sales related to product mix and price increases. Approximately 60% of this increase was related to the shift in product mix to higher revenue still products in order to meet consumer preferences, while approximately 40% was driven by an increase in average bottle/can sales price per unit charged to retail customers.
77.2	Increase in net sales related to increased sales volume
22.2	Increase in net sales related to the increase in fountain syrup and other related sales mainly sold in on-premise locations
8.6	Increase in net sales related to increased sales volume to other Coca-Cola bottlers
1.4	Increase in net sales related to increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
$205.9	Total increase in net sales

Net sales by product category were as follows:

	Second Quarter
(in thousands)	2021	2020	% Change
Bottle/can sales:
Sparkling beverages	$754,683	$694,162	8.7%
Still beverages	498,990	397,045	25.7%
Total bottle/can sales	1,253,673	1,091,207	14.9%

Other sales:
Sales to other Coca‑Cola bottlers	88,494	79,904	10.8%
Post-mix and other	90,919	56,104	62.1%
Total other sales	179,413	136,008	31.9%

Total net sales	$1,433,086	$1,227,215	16.8%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	Second Quarter		Bottle/Can Sales Volume
Product Category	2021	2020	% Change
Sparkling beverages	68.0%	72.0%	0.0%
Still beverages	32.0%	28.0%	20.9%
Total bottle/can sales volume	100.0%	100.0%	5.9%

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

Cost of sales increased $140.2 million, or 17.6%, to $938.1 million in the second quarter of 2021, as compared to $797.9 million in the second quarter of 2020. The increase in cost of sales was primarily attributable to the following (in millions):

Second Quarter 2021	Attributable to:
$61.0	Increase in cost of sales primarily related to increased input costs and the change in product mix to meet consumer preferences
49.8	Increase in cost of sales related to increased sales volume
16.2	Increase in cost of sales related to the increase in fountain syrup sales mainly sold in on-premise locations
9.1	Increase in cost of sales related to increased sales volume to other Coca-Cola bottlers
4.1	Increase in cost of sales related to increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
$140.2	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to develop their brand identities and promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $35.7 million in the second quarter of 2021 and $26.3 million in the second quarter of 2020.

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

SD&A expenses increased by $27.9 million, or 8.1%, to $374.1 million in the second quarter of 2021, as compared to $346.2 million in the second quarter of 2020. SD&A expenses as a percentage of net sales decreased to 26.1% in the second quarter of 2021 from 28.2% in the second quarter of 2020. The increase in SD&A expenses was primarily attributable to the following (in millions):

Second Quarter 2021	Attributable to:
$24.2	Increase in labor costs as channels of business and local economies have re-opened compared to the prior year. In addition, investments were made in the second quarter to attract, reward and retain front-line employees in this challenging labor environment.
3.7	Other
$27.9	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $169.1 million in the second quarter of 2021 and $149.1 million in the second quarter of 2020.

Interest Expense, Net

Interest expense, net decreased $0.8 million, or 8.9%, to $8.4 million in the second quarter of 2021, as compared to $9.2 million in the second quarter of 2020. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	Second Quarter
(in thousands)	2021	2020
Increase in the fair value of the acquisition related contingent consideration liability	$45,983	$14,548
Non-service cost component of net periodic benefit cost	1,058	1,586
Total other expense, net	$47,041	$16,134

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

The increase in the fair value of the acquisition related contingent consideration liability in the second quarter of 2021 as compared to the second quarter of 2020 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees.

Income Tax Expense

The Company’s effective income tax rate was 26.4% for the second quarter of 2021 and 26.3% for the second quarter of 2020. The Company’s income tax expense increased $2.1 million, or 13.7%, to $17.3 million for the second quarter of 2021, as compared to $15.2 million for the second quarter of 2020. The increase in income tax expense was primarily attributable to improved financial results during the second quarter of 2021 compared to the second quarter of 2020.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.0 million in the second quarter of 2020 related to the portion of Piedmont owned by The Coca‑Cola Company prior to the purchase by an indirect wholly owned subsidiary of the Company of the remaining 22.7% general partnership interest in Piedmont on December 9, 2020.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.3 million in the second quarter of 2021 and $1.0 million in the second quarter of 2020. The improvement was primarily related to the Company’s interest rate swap on the 2016 Term Loan Facility (as defined below), which matured on June 7, 2021.

First Half Results

Our results of operations for the first half of 2021 and the first half of 2020 are highlighted in the table below and discussed in the following paragraphs.

	First Half
(in thousands)	2021	2020	Change
Net sales	$2,702,943	$2,400,236	$302,707
Cost of sales	1,759,300	1,565,640	193,660
Gross profit	943,643	834,596	109,047
Selling, delivery and administrative expenses	728,598	718,657	9,941
Income from operations	215,045	115,939	99,106
Interest expense, net	17,111	18,745	(1,634)
Other expense, net	59,096	18,432	40,664
Income before income taxes	138,838	78,762	60,076
Income tax expense	37,295	20,548	16,747
Net income	101,543	58,214	43,329
Less: Net income attributable to noncontrolling interest	—	3,983	(3,983)
Net income attributable to Coca‑Cola Consolidated, Inc.	$101,543	$54,231	$47,312
Other comprehensive income, net of tax	2,656	921	1,735
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$104,199	$55,152	$49,047

Net Sales

Net sales increased $302.7 million, or 12.6%, to $2.70 billion in the first half of 2021, as compared to $2.40 billion in the first half of 2020. The increase in net sales was primarily attributable to the following (in millions):

First Half 2021	Attributable to:
$147.5	Increase in net sales related to price increases and product mix. Approximately 55% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers, while approximately 45% was related to the shift in product mix to higher revenue still products in order to meet consumer preferences.
131.4	Increase in net sales related to increased sales volume
13.3	Increase in net sales related to the increase in fountain syrup and other related sales mainly sold in on-premise locations
5.5	Increase in net sales related to increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
5.0	Increase in net sales related to increased sales volume to other Coca-Cola bottlers
$302.7	Total increase in net sales

Net sales by product category were as follows:

	First Half
(in thousands)	2021	2020	% Change
Bottle/can sales:
Sparkling beverages	$1,448,489	$1,324,854	9.3%
Still beverages	919,070	769,849	19.4%
Total bottle/can sales	2,367,559	2,094,703	13.0%

Other sales:
Sales to other Coca‑Cola bottlers	170,153	165,143	3.0%
Post-mix and other	165,231	140,390	17.7%
Total other sales	335,384	305,533	9.8%

Total net sales	$2,702,943	$2,400,236	12.6%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	First Half		Bottle/Can Sales Volume
Product Category	2021	2020	% Change
Sparkling beverages	69.0%	71.3%	1.9%
Still beverages	31.0%	28.7%	13.9%
Total bottle/can sales volume	100.0%	100.0%	5.3%

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Half
	2021	2020
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	20%
The Kroger Company	13%	14%
Total approximate percent of the Company’s total bottle/can sales volume	33%	34%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	14%	14%
The Kroger Company	9%	10%
Total approximate percent of the Company’s total net sales	23%	24%

Cost of Sales

Cost of sales increased $193.7 million, or 12.4%, to $1.76 billion in the first half of 2021, as compared to $1.57 billion in the first half of 2020. The increase in cost of sales was primarily attributable to the following (in millions):

First Half 2021	Attributable to:
$92.7	Increase in cost of sales primarily related to increased input costs and the change in product mix to meet consumer preferences
82.5	Increase in cost of sales related to increased sales volume
6.8	Increase in cost of sales related to increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
6.6	Increase in cost of sales related to the increase in fountain syrup sales mainly sold in on-premise locations
5.1	Increase in cost of sales related to increased sales volume to other Coca-Cola bottlers
$193.7	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $65.7 million in the first half of 2021, as compared to $56.6 million in the first half of 2020.

Selling, Delivery and Administrative Expenses

SD&A expenses increased by $9.9 million, or 1.4%, to $728.6 million in the first half of 2021, as compared to $718.7 million in the first half of 2020. SD&A expenses as a percentage of net sales decreased to 27.0% in the first half of 2021 from 29.9% in the first half of 2020. The increase in SD&A expenses was primarily attributable to the following (in millions):

First Half 2021	Attributable to:
$16.2	Increase in labor costs as channels of business and local economies have re-opened compared to the prior year. In addition, investments were made in the second quarter to attract, reward and retain front-line employees in this challenging labor environment.
(4.4)	Decrease in fleet-related repair expenses
(1.9)	Other
$9.9	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $326.5 million in the first half of 2021 and $309.2 million in the first half of 2020.

Interest Expense, Net

Interest expense, net decreased $1.6 million, or 8.7%, to $17.1 million in the first half of 2021, as compared to $18.7 million in the first half of 2020. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	First Half
(in thousands)	2021	2020
Increase in the fair value of the acquisition related contingent consideration liability	$56,981	$15,260
Non-service cost component of net periodic benefit cost	2,115	3,172
Total other expense, net	$59,096	$18,432

The increase in the fair value of the acquisition related contingent consideration liability in the first half of 2021 as compared to the first half of 2020 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees.

Income Tax Expense

The Company’s effective income tax rate was 26.9% for the first half of 2021 and 26.1% for the first half of 2020. The Company’s income tax expense increased $16.7 million, or 81.5%, to $37.3 million for the first half of 2021, as compared to

$20.5 million for the first half of 2020. The increase in income tax expense was primarily attributable to improved financial results during the first half of 2021 compared to the first half of 2020.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.0 million in the first half of 2020 related to the portion of Piedmont owned by The Coca‑Cola Company prior to the purchase by an indirect wholly owned subsidiary of the Company of the remaining 22.7% general partnership interest in Piedmont on December 9, 2020.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $2.7 million in the first half of 2021 and $0.9 million in the first half of 2020. The improvement was primarily related to the Company’s interest rate swap on the 2016 Term Loan Facility, which matured on June 7, 2021.

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Net sales:
Nonalcoholic Beverages	$1,399,915	$1,195,524	$2,635,005	$2,338,105
All Other	93,192	80,329	183,141	161,630
Eliminations(1)	(60,021)	(48,638)	(115,203)	(99,499)
Consolidated net sales	$1,433,086	$1,227,215	$2,702,943	$2,400,236

Income from operations:
Nonalcoholic Beverages	$124,372	$83,907	$219,414	$119,524
All Other	(3,511)	(789)	(4,369)	(3,585)
Consolidated income from operations	$120,861	$83,118	$215,045	$115,939

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Second Quarter 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$494,940	$374,079	$120,861	$65,455	$48,180	$5.14
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	45,983	34,487	3.67
Fair value adjustments for commodity derivative instruments(2)	(2,128)	505	(2,633)	(2,633)	(1,975)	(0.21)
Supply chain optimization(3)	1,828	(652)	2,480	2,480	1,860	0.20
Total reconciling items	(300)	(147)	(153)	45,830	34,372	3.66
Adjusted results (non-GAAP)	$494,640	$373,932	$120,708	$111,285	$82,552	$8.80

	Second Quarter 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$429,301	$346,183	$83,118	$57,800	$39,569	$4.23
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	14,548	10,941	1.16
Fair value adjustments for commodity derivative instruments(2)	(1,266)	805	(2,071)	(2,071)	(1,557)	(0.17)
Supply chain optimization(3)	671	30	641	641	482	0.05
Total reconciling items	(595)	835	(1,430)	13,118	9,866	1.04
Adjusted results (non-GAAP)	$428,706	$347,018	$81,688	$70,918	$49,435	$5.27

	First Half 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$943,643	$728,598	$215,045	$138,838	$101,543	$10.83
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	56,981	42,736	4.56
Fair value adjustments for commodity derivative instruments(2)	(2,416)	1,065	(3,481)	(3,481)	(2,611)	(0.28)
Supply chain optimization(3)	2,104	(758)	2,862	2,862	2,147	0.23
Total reconciling items	(312)	307	(619)	56,362	42,272	4.51
Adjusted results (non-GAAP)	$943,331	$728,905	$214,426	$195,200	$143,815	$15.34

	First Half 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$834,596	$718,657	$115,939	$78,762	$54,231	$5.79
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	15,260	11,476	1.22
Fair value adjustments for commodity derivative instruments(2)	270	(1,524)	1,794	1,794	1,349	0.14
Supply chain optimization(3)	1,319	601	718	718	540	0.06
Total reconciling items	1,589	(923)	2,512	17,772	13,365	1.42
Adjusted results (non-GAAP)	$836,185	$717,734	$118,451	$96,534	$67,596	$7.21

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

Financial Condition

Total assets were $3.28 billion as of July 2, 2021, which was an increase of $59.8 million from December 31, 2020. Net working capital, defined as current assets less current liabilities, was $182.9 million as of July 2, 2021, which was a decrease of $21.3 million from December 31, 2020.

Significant changes in net working capital as of July 2, 2021 as compared to December 31, 2020 were as follows:

•An increase in accounts receivable of $56.6 million, driven primarily by increased sales volume and the timing of cash receipts.
•An increase in accounts payable, trade of $65.9 million due to the extension of payment terms for certain vendors and the timing of cash payments.
•An increase in accounts payable to The Coca‑Cola Company of $32.6 million primarily as a result of the timing of cash payments.
•An increase in other accrued liabilities of $17.9 million, driven primarily by the non-cash increase in the fair value of the current portion of the acquisition related contingent consideration liability.
•A decrease in other accrued compensation of $19.8 million, primarily as a result of the timing of bonus and incentive payments in the first quarter of 2021 and 2020.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of July 2, 2021, the Company had $54.2 million in cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or access to capital.

The Company’s long-term debt as of July 2, 2021 and December 31, 2020 was as follows:

(in thousands)	Maturity Date	July 2, 2021	December 31, 2020
2016 Term Loan Facility(1)	6/7/2021	$—	$217,500
Senior notes	2/27/2023	125,000	125,000
2018 Revolving Credit Facility	6/8/2023	55,000	—
Senior bonds and unamortized discount on senior bonds(2)	11/25/2025	349,961	349,957
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,725)	(1,992)
Long-term debt		$778,236	$940,465

(1)At the end of fiscal 2020, the Company intended to refinance outstanding principal payments due in the next 12 months under the 2016 Term Loan Facility using the 2018 Revolving Credit Facility (as defined below), which was classified as long-term debt, and the Company was not restricted by any subjective acceleration clause within the agreement for the 2018 Revolving Credit Facility. As such, the 2016 Term Loan Facility balance was classified as long term as of December 31, 2020.
(2)The senior bonds due in 2025 were issued at 99.975% of par.

On June 7, 2021, the Company used a combination of cash on hand and borrowings under its revolving credit facility (the “2018 Revolving Credit Facility”) to repay the remaining balance of the term loan facility (the “2016 Term Loan Facility”) that matured on that date.

Subsequent to the end of the second quarter of 2021, on July 9, 2021, the Company entered into an agreement (the “2021 Revolving Credit Facility Agreement”) providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “2021 Revolving Credit Facility”), maturing on July 9, 2026. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2021 Revolving Credit Facility Agreement, at the Company’s option, additional incremental revolving commitments of up to $250 million may be established under the 2021 Revolving Credit Facility to increase the aggregate revolving commitments under the 2021 Revolving Credit Facility to up to $750 million. The Company currently believes all banks participating in the 2021 Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The 2021 Revolving Credit Facility Agreement replaced the 2018 Revolving Credit Facility.

Also subsequent to the end of the second quarter of 2021, on July 9, 2021, the Company entered into a three-year term loan agreement (the “2021 Term Loan Facility Agreement”) for a senior unsecured term loan facility in the aggregate principal amount of $70 million (the “2021 Term Loan Facility”), maturing on July 9, 2024. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2021 Term Loan Facility Agreement, at the Company’s option, additional incremental term loans of up to $50 million may be established under the 2021 Term Loan Facility to increase the aggregate principal amount of term loans under the 2021 Term Loan Facility to up to $120 million. The entire amount of the 2021 Term Loan Facility was fully drawn on July 9, 2021. The Company used approximately $55 million of the proceeds to repay outstanding indebtedness under the 2018 Revolving Credit Facility and used the remaining proceeds for general corporate purposes.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of July 2, 2021. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of July 2, 2021, the Company’s credit ratings and outlook for its long-term debt were as follows:

	Credit Rating	Rating Outlook
Standard & Poor’s	BBB	Positive
Moody’s	Baa1	Stable

The Company is subject to interest rate risk on its variable rate debt, including the 2018 Revolving Credit Facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of July 2, 2021, interest expense for the next 12 months would increase by approximately $0.6 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and therefore did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Beginning balance - Level 3 liability	$435,746	$437,094	$434,694	$446,684
Payments of acquisition related contingent consideration	(9,874)	(10,079)	(19,920)	(20,531)
Reclassification to current payables	1,200	(450)	1,300	(300)
Increase in fair value	45,983	14,548	56,981	15,260
Ending balance - Level 3 liability	$473,055	$441,113	$473,055	$441,113

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Half
(in thousands)	2021	2020
Cash Sources:
Net cash provided by operating activities(1)	$271,385	$229,003
Borrowings under revolving credit facility	55,000	235,000
Proceeds from the sale of property, plant and equipment	1,678	1,764
Total cash sources	$328,063	$465,767

Cash Uses:
Payments on term loan facility	$217,500	$15,000
Additions to property, plant and equipment	80,308	72,886
Payments of acquisition related contingent consideration	19,920	20,531
Cash dividends paid	4,687	4,686
Payments on financing lease obligations	2,368	3,001
Other distribution agreements	1,998	—
Payments on revolving credit facility	—	280,000
Other	1,871	1,727
Total cash uses	$328,652	$397,831
Net increase (decrease) in cash during period	$(589)	$67,936

(1)Net cash provided by operating activities included net income tax payments of $29.4 million in the first half of 2021 and $2.9 million in the first half of 2020.

Cash Flows From Operating Activities

During the first half of 2021, cash provided by operating activities was $271.4 million, which was an increase of $42.4 million as compared to the first half of 2020. The increase was primarily the result of strong operating performance.

Cash Flows From Investing Activities

During the first half of 2021, cash used in investing activities was $82.4 million, which was an increase of $9.6 million as compared to the first half of 2020. The increase was primarily a result of additions to property, plant and equipment, which were $80.3 million during the first half of 2021 and $72.9 million during the first half of 2020. There were $16.7 million and $11.9 million of additions to property, plant and equipment accrued in accounts payable, trade as of July 2, 2021 and June 28, 2020, respectively.

The Company anticipates additions to property, plant and equipment for the full year 2021 to be in the range of $180 million to $200 million, with remaining anticipated expenditures in the second half of 2021 of $100 million to $120 million.

Cash Flows From Financing Activities

During the first half of 2021, cash used in financing activities was $189.6 million, which was an increase of $101.3 million as compared to the first half of 2020. The increase was primarily a result of the repayment of $217.5 million on the 2016 Term Loan Facility during the first half of 2021, partially offset by borrowings of $55 million under the 2018 Revolving Credit Facility.

The Company had cash payments for acquisition related contingent consideration of $19.9 million during the first half of 2021 and $20.5 million during the first half of 2020. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $31 million to $57 million.

Critical Accounting Policies

See Note 1 to the condensed consolidated financial statements for information on the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. As of July 2, 2021, the Company had guaranteed $14.7 million of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 20 to the condensed consolidated financial statements for additional information.

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

	Second Quarter		First Half
(in thousands)	2021	2020	2021	2020
Increase (decrease) in cost of sales	$(5,691)	$378	$(6,653)	$2,592
Increase (decrease) in SD&A expenses	(1,067)	219	(1,911)	2,995
Net impact	$(6,758)	$597	$(8,564)	$5,587

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its variable rate debt, including the 2018 Revolving Credit Facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of July 2, 2021, interest expense for the next 12 months would increase by approximately $0.6 million. This amount was determined by calculating the effect of the hypothetical interest rate on the unhedged portion of the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $62.1 million assuming no change in volume.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2021.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 2, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Credit Agreement, dated as of July 9, 2021, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto.
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2021 (File No. 0-9286).
10.2	Term Loan Agreement, dated as of July 9, 2021, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2021 (File No. 0-9286).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: August 10, 2021	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: August 10, 2021	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)