Form 10-Q
period 2021-10-01
Coca-Cola Consolidated, Inc.
filed 2021-11-09
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 29, 2021, there were 7,141,447 shares of the registrant’s Common Stock, par value $1.00 per share, and 2,232,242 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2021

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		First Nine Months
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$1,457,432	$1,328,484	$4,160,375	$3,728,720
Cost of sales	939,720	856,046	2,699,020	2,421,686
Gross profit	517,712	472,438	1,461,355	1,307,034
Selling, delivery and administrative expenses	380,681	368,594	1,109,279	1,087,251
Income from operations	137,031	103,844	352,076	219,783
Interest expense, net	8,097	9,033	25,208	27,778
Other expense, net	34,982	21,394	94,078	39,826
Income before income taxes	93,952	73,417	232,790	152,179
Income tax expense	25,022	18,363	62,317	38,911
Net income	68,930	55,054	170,473	113,268
Less: Net income attributable to noncontrolling interest	—	3,170	—	7,153
Net income attributable to Coca‑Cola Consolidated, Inc.	$68,930	$51,884	$170,473	$106,115

Basic net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$7.36	$5.53	$18.19	$11.32
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$7.36	$5.53	$18.19	$11.32
Weighted average number of Class B Common Stock shares outstanding	2,232	2,232	2,232	2,232

Diluted net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$7.32	$5.51	$18.11	$11.25
Weighted average number of Common Stock shares outstanding – assuming dilution	9,409	9,430	9,413	9,430

Class B Common Stock	$7.31	$5.51	$18.10	$11.24
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,268	2,289	2,272	2,289

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.75	$0.75
Class B Common Stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Net income	$68,930	$55,054	$170,473	$113,268

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gains	916	896	2,745	2,689
Prior service credits	1	4	2	11
Postretirement benefits reclassification including benefits costs:
Actuarial gains	140	66	419	198
Interest rate swap	—	303	556	(710)
Foreign currency translation adjustment	(6)	11	(15)	13
Other comprehensive income, net of tax	1,051	1,280	3,707	2,201

Comprehensive income	69,981	56,334	174,180	115,469
Less: Comprehensive income attributable to noncontrolling interest	—	3,170	—	7,153
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$69,981	$53,164	$174,180	$108,316

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	October 1, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$186,878	$54,793
Accounts receivable, trade	482,211	425,445
Allowance for doubtful accounts	(16,610)	(21,620)
Accounts receivable from The Coca‑Cola Company	58,323	49,203
Accounts receivable, other	29,238	37,084
Inventories	240,495	225,757
Prepaid expenses and other current assets	84,152	74,146
Assets held for sale	6,932	6,429
Total current assets	1,071,619	851,237
Property, plant and equipment, net	1,009,325	1,022,722
Right-of-use assets - operating leases	140,410	134,383
Leased property under financing leases, net	65,625	69,867
Other assets	120,230	111,781
Goodwill	165,903	165,903
Distribution agreements, net	835,403	853,753
Customer lists, net	11,425	12,804
Total assets	$3,419,940	$3,222,450

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$20,650	$19,766
Current portion of obligations under financing leases	6,009	5,860
Accounts payable, trade	270,937	217,560
Accounts payable to The Coca‑Cola Company	153,701	107,181
Other accrued liabilities	214,101	205,141
Accrued compensation	96,617	87,608
Accrued interest payable	6,281	3,944
Total current liabilities	768,296	647,060
Deferred income taxes	151,558	139,423
Pension and postretirement benefit obligations	110,582	113,325
Other liabilities	726,292	679,280
Noncurrent portion of obligations under operating leases	123,627	119,923
Noncurrent portion of obligations under financing leases	66,268	69,984
Long-term debt	793,177	940,465
Total liabilities	2,739,800	2,709,460
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,203,821 shares issued	10,204	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 2,860,356 shares issued	2,860	2,860
Additional paid-in capital	135,953	135,953
Retained earnings	707,723	544,280
Accumulated other comprehensive loss	(115,346)	(119,053)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	680,140	512,990
Total liabilities and equity	$3,419,940	$3,222,450

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$170,473	$113,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	117,910	117,203
Amortization of intangible assets and deferred proceeds, net	17,431	17,286
Fair value adjustment of acquisition related contingent consideration	90,905	35,068
Deferred payroll taxes under CARES Act	(18,739)	24,648
Deferred income taxes	10,907	5,302
Loss on sale of property, plant and equipment	4,017	3,656
Impairment and abandonment of property, plant and equipment	3,200	7,908
Amortization of debt costs	790	778
Change in current assets less current liabilities	60,546	57,651
Change in other noncurrent assets	10,355	16,360
Change in other noncurrent liabilities	(27,905)	(23,775)
Other	(15)	1,048
Total adjustments	269,402	263,133
Net cash provided by operating activities	$439,875	$376,401

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(119,620)	$(110,717)
Proceeds from the sale of property, plant and equipment	4,215	2,397
Investment in CONA Services LLC	(2,194)	(1,770)
Other distribution agreements	(1,998)	—
Net cash used in investing activities	$(119,597)	$(110,090)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$55,000	$235,000
Payments on revolving credit facility	(55,000)	(280,000)
Borrowings under term loan facility	70,000	—
Payments on term loan facility	(217,500)	(22,500)
Payments of acquisition related contingent consideration	(28,640)	(31,999)
Cash dividends paid	(7,030)	(7,030)
Payments on financing lease obligations	(3,567)	(4,428)
Debt issuance fees	(1,456)	(145)
Net cash used in financing activities	$(188,193)	$(111,102)

Net increase in cash during period	$132,085	$155,209
Cash at beginning of period	54,793	9,614
Cash at end of period	$186,878	$164,823

Significant non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$21,759	$38,317
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	9,612	25,477
Additions to leased property under financing leases	—	61,121

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca‑Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on July 2, 2021	$10,204	$2,860	$135,953	$641,136	$(116,397)	$(60,845)	$(409)	$612,502	$—	$612,502
Net income	—	—	—	68,930	—	—	—	68,930	—	68,930
Other comprehensive income, net of tax	—	—	—	—	1,051	—	—	1,051	—	1,051
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,785)	—	—	—	(1,785)	—	(1,785)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)	—	(558)
Balance on October 1, 2021	$10,204	$2,860	$135,953	$707,723	$(115,346)	$(60,845)	$(409)	$680,140	$—	$680,140

Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990	$—	$512,990
Net income	—	—	—	170,473	—	—	—	170,473	—	170,473
Other comprehensive income, net of tax	—	—	—	—	3,707	—	—	3,707	—	3,707
Cash dividends paid:
Common Stock ($0.75 per share)	—	—	—	(5,356)	—	—	—	(5,356)	—	(5,356)
Class B Common Stock ($0.75 per share)	—	—	—	(1,674)	—	—	—	(1,674)	—	(1,674)
Balance on October 1, 2021	$10,204	$2,860	$135,953	$707,723	$(115,346)	$(60,845)	$(409)	$680,140	$—	$680,140

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca‑Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on June 28, 2020	$10,204	$2,860	$128,983	$430,706	$(114,081)	$(60,845)	$(409)	$397,418	$108,147	$505,565
Net income	—	—	—	51,884	—	—	—	51,884	3,170	55,054
Other comprehensive income, net of tax	—	—	—	—	1,280	—	—	1,280	—	1,280
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,785)	—	—	—	(1,785)	—	(1,785)
Class B Common Stock ($0.25 per share)	—	—	—	(559)	—	—	—	(559)	—	(559)
Balance on September 27, 2020	$10,204	$2,860	$128,983	$480,246	$(112,801)	$(60,845)	$(409)	$448,238	$111,317	$559,555

Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	106,115	—	—	—	106,115	7,153	113,268
Other comprehensive income, net of tax	—	—	—	—	2,201	—	—	2,201	—	2,201
Cash dividends paid:
Common Stock ($0.75 per share)	—	—	—	(5,356)	—	—	—	(5,356)	—	(5,356)
Class B Common Stock ($0.75 per share)	—	—	—	(1,674)	—	—	—	(1,674)	—	(1,674)
Balance on September 27, 2020	$10,204	$2,860	$128,983	$480,246	$(112,801)	$(60,845)	$(409)	$448,238	$111,317	$559,555

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Critical Accounting Policies and Recent Accounting Pronouncements

The condensed consolidated financial statements include the accounts of Coca‑Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented.

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of October 1, 2021 and December 31, 2020.
•The results of operations, comprehensive income and changes in equity for the three-month periods ended October 1, 2021 (the “third quarter” of fiscal 2021 (“2021”)) and September 27, 2020 (the “third quarter” of fiscal 2020 (“2020”)) and the nine-month periods ended October 1, 2021 (the “first nine months” of 2021) and September 27, 2020 (the “first nine months” of 2020).
•The changes in cash flows for the first nine months of 2021 and the first nine months of 2020.

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

As of October 1, 2021, The Coca‑Cola Company owned approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis, representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Payments made by the Company to The Coca-Cola Company(1)	$403,889	$369,186	$1,120,042	$1,012,568
Payments made by The Coca-Cola Company to the Company	51,024	30,458	131,026	91,086
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

Payments made by The Coca‑Cola Company to the Company included annual funding in connection with the Company’s agreement to support certain business initiatives developed by The Coca‑Cola Company and funding associated with the delivery of post-mix products to various customers, both of which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses. Payments made by The Coca‑Cola Company to the Company also included transportation services and fountain product delivery and equipment repair services performed by the Company on The Coca‑Cola Company’s equipment, all of which were recorded in net sales in the condensed consolidated statements of operations.

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

Sub-bottling payments to CCR were $28.6 million in the first nine months of 2021 and $32.0 million in the first nine months of 2020. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	October 1, 2021	December 31, 2020
Current portion of acquisition related contingent consideration	$47,212	$36,020
Noncurrent portion of acquisition related contingent consideration	449,447	398,674
Total acquisition related contingent consideration	$496,659	$434,694

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $22.4 million as of October 1, 2021 and $21.9 million as of December 31, 2020.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.2 million as of October 1, 2021 and $8.0 million as of December 31, 2020. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $6.6 million in the first nine months of 2021 and $6.9 million in the first nine months of 2020.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $4.4 million on October 1, 2021 and $6.3 million on December 31, 2020, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.2 million in the first nine months of 2021 and $2.1 million in the first nine months of 2020, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $13.3 million as of October 1, 2021 and $11.5 million as of December 31, 2020.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $18.9 million in the first nine months of 2021 and $17.4 million in the first nine months of 2020.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $28.9 million on October 1, 2021 and $30.8 million on December 31, 2020.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One, which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2035. The principal balance outstanding under this lease was $59.8 million on October 1, 2021 and $61.9 million on December 31, 2020.

A summary of rental payments for these leases related to the third quarter and the first nine months of 2021 and 2020 is as follows:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Company headquarters	$944	$826	$2,834	$2,478
Snyder Production Center	1,112	1,112	3,338	3,338

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the condensed consolidated statements of operations, was $7.6 million in the first nine months of 2021 and $7.2 million in the first nine months of 2020.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in both the first nine months of 2021 and the first nine months of 2020.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,415,643	$1,286,542	$4,029,846	$3,607,502
Total point in time net sales	$1,415,643	$1,286,542	$4,029,846	$3,607,502

Over time net sales:
Nonalcoholic Beverages - over time	$11,328	$8,729	$32,130	$25,874
All Other - over time	30,461	33,213	98,399	95,344
Total over time net sales	$41,789	$41,942	$130,529	$121,218

Total net sales	$1,457,432	$1,328,484	$4,160,375	$3,728,720

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.0 million as of October 1, 2021 and $3.6 million as of December 31, 2020.

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

	First Nine Months
(in thousands)	2021	2020
Beginning balance - allowance for credit losses	$18,070	$10,232
Additions charged to costs and expenses	2,619	14,238
Deductions	(7,079)	(2,970)
Ending balance - allowance for credit losses	$13,610	$21,500

4.    Segments

The Company evaluates segment reporting in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM.

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

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Net sales:
Nonalcoholic Beverages	$1,426,971	$1,295,271	$4,061,976	$3,633,376
All Other	88,991	84,776	272,132	246,406
Eliminations(1)	(58,530)	(51,563)	(173,733)	(151,062)
Consolidated net sales	$1,457,432	$1,328,484	$4,160,375	$3,728,720

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Income from operations:
Nonalcoholic Beverages	$144,130	$108,035	$363,544	$227,559
All Other	(7,099)	(4,191)	(11,468)	(7,776)
Consolidated income from operations	$137,031	$103,844	$352,076	$219,783

Depreciation and amortization:
Nonalcoholic Beverages	$44,313	$45,066	$126,088	$125,733
All Other	3,145	3,027	9,253	8,756
Consolidated depreciation and amortization	$47,458	$48,093	$135,341	$134,489

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
(in thousands, except per share data)	2021	2020	2021	2020
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca‑Cola Consolidated, Inc.	$68,930	$51,884	$170,473	$106,115
Less dividends:
Common Stock	1,785	1,785	5,356	5,356
Class B Common Stock	558	559	1,674	1,674
Total undistributed earnings	$66,587	$49,540	$163,443	$99,085

Common Stock undistributed earnings – basic	$50,731	$37,743	$124,522	$75,490
Class B Common Stock undistributed earnings – basic	15,856	11,797	38,921	23,595
Total undistributed earnings – basic	$66,587	$49,540	$163,443	$99,085

Common Stock undistributed earnings – diluted	$50,536	$37,515	$123,993	$75,034
Class B Common Stock undistributed earnings – diluted	16,051	12,025	39,450	24,051
Total undistributed earnings – diluted	$66,587	$49,540	$163,443	$99,085

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Common Stock undistributed earnings – basic	50,731	37,743	124,522	75,490
Numerator for basic net income per Common Stock share	$52,516	$39,528	$129,878	$80,846

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$559	$1,674	$1,674
Class B Common Stock undistributed earnings – basic	15,856	11,797	38,921	23,595
Numerator for basic net income per Class B Common Stock share	$16,414	$12,356	$40,595	$25,269

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	558	559	1,674	1,674
Common Stock undistributed earnings – diluted	66,587	49,540	163,443	99,085
Numerator for diluted net income per Common Stock share	$68,930	$51,884	$170,473	$106,115

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$559	$1,674	$1,674
Class B Common Stock undistributed earnings – diluted	16,051	12,025	39,450	24,051
Numerator for diluted net income per Class B Common Stock share	$16,609	$12,584	$41,124	$25,725

	Third Quarter		First Nine Months
(in thousands, except per share data)	2021	2020	2021	2020
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,232	2,232	2,232

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,409	9,430	9,413	9,430
Class B Common Stock weighted average shares outstanding – diluted	2,268	2,289	2,272	2,289

Basic net income per share:
Common Stock	$7.36	$5.53	$18.19	$11.32
Class B Common Stock	$7.36	$5.53	$18.19	$11.32

Diluted net income per share:
Common Stock	$7.32	$5.51	$18.11	$11.25
Class B Common Stock	$7.31	$5.51	$18.10	$11.24

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
(5)The Company did not have anti-dilutive shares for any periods presented.

6.    Inventories

Inventories consisted of the following:

(in thousands)	October 1, 2021	December 31, 2020
Finished products	$142,715	$140,080
Manufacturing materials	55,296	47,081
Plastic shells, plastic pallets and other inventories	42,484	38,596
Total inventories	$240,495	$225,757

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	October 1, 2021	December 31, 2020
Repair parts	$27,537	$26,811
Commodity hedges at fair market value	8,807	2,417
Prepaid software	6,185	6,650
Prepaid marketing	5,723	4,773
Prepaid taxes	4,411	8,428
Other prepaid expenses and other current assets	31,489	25,067
Total prepaid expenses and other current assets	$84,152	$74,146

8.    Assets Held for Sale

As of October 1, 2021, certain properties owned by the Company met the accounting guidance criteria to be classified as assets held for sale. The properties primarily relate to warehousing and distribution operations that have been consolidated into new facilities. All properties classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these properties and none meet the accounting guidance criteria to be classified as discontinued operations.

Following is a summary of the assets held for sale:

(in thousands)	October 1, 2021	December 31, 2020
Land	$2,918	$2,559
Buildings and leasehold and land improvements	4,014	3,870
Total assets held for sale	$6,932	$6,429

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	October 1, 2021	December 31, 2020	Estimated Useful Lives
Land	$80,261	$81,981
Buildings	261,976	240,173	8-50 years
Machinery and equipment	436,049	392,998	5-20 years
Transportation equipment	454,999	445,218	3-20 years
Furniture and fixtures	93,640	96,606	3-10 years
Cold drink dispensing equipment	440,221	465,881	3-17 years
Leasehold and land improvements	171,871	155,077	5-20 years
Software for internal use	48,043	46,569	3-10 years
Construction in progress	12,661	54,505
Total property, plant and equipment, at cost	1,999,721	1,979,008
Less: Accumulated depreciation and amortization	990,396	956,286
Property, plant and equipment, net	$1,009,325	$1,022,722

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	October 1, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	8.6 years	9.4 years
Financing leases	12.7 years	13.4 years
Weighted average discount rate:
Operating leases	3.7%	4.0%
Financing leases	3.1%	3.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Operating lease costs	$6,828	$6,243	$19,647	$18,392
Short-term and variable leases	4,561	3,982	12,932	10,980
Depreciation expense from financing leases	1,414	1,415	4,242	3,264
Interest expense on financing lease obligations	575	613	1,738	1,120
Total lease cost	$13,378	$12,253	$38,559	$33,756

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of October 1, 2021:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2021	$6,212	$1,774
2022	24,389	7,145
2023	23,273	7,201
2024	19,211	7,396
2025	16,680	7,593
Thereafter	81,220	55,828
Total minimum lease payments including interest	$170,985	$86,937
Less: Amounts representing interest	26,708	14,660
Present value of minimum lease principal payments	144,277	72,277
Less: Current portion of lease liabilities	20,650	6,009
Noncurrent portion of lease liabilities	$123,627	$66,268

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2020:

(in thousands)	Operating Leases	Financing Leases
2021	$24,056	$7,079
2022	20,970	7,145
2023	18,125	7,201
2024	15,330	7,396
2025	13,747	7,593
Thereafter	77,353	55,827
Total minimum lease payments including interest	$169,581	$92,241
Less: Amounts representing interest	29,892	16,397
Present value of minimum lease principal payments	139,689	75,844
Less: Current portion of lease liabilities	19,766	5,860
Noncurrent portion of lease liabilities	$119,923	$69,984

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Nine Months
(in thousands)	2021	2020
Cash flows from operating activities impact:
Operating leases	$21,112	$14,134
Interest payments on financing lease obligations	1,738	1,120
Total cash flows from operating activities impact	$22,850	$15,254

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$3,567	$4,428
Total cash flows from financing activities impact	$3,567	$4,428

As of October 1, 2021, the Company had one operating lease commitment that had not yet commenced. This lease commitment has a lease term of approximately three years and is expected to commence during the fourth quarter of 2021. The additional lease liability associated with this lease commitment is expected to be $2.0 million.

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	October 1, 2021	December 31, 2020
Distribution agreements at cost	$952,547	$952,533
Less: Accumulated amortization	117,144	98,780
Distribution agreements, net	$835,403	$853,753

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	October 1, 2021	December 31, 2020
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	13,863	12,484
Customer lists, net	$11,425	$12,804

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	October 1, 2021	December 31, 2020
Accrued insurance costs	$51,401	$48,318
Current portion of acquisition related contingent consideration	47,212	36,020
Accrued marketing costs	34,559	38,539
Employee and retiree benefit plan accruals	33,707	31,653
Accrued taxes (other than income taxes)	7,662	6,178
Current deferred proceeds from related parties	3,064	3,085
Current portion of deferred payroll taxes under CARES Act	—	18,706
All other accrued expenses	36,496	22,642
Total other accrued liabilities	$214,101	$205,141

The Company has taken advantage of certain provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which allow an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise have been due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022. During the third quarter of 2021, the Company repaid the portion of the deferred payroll taxes classified as current as of December 31, 2020. The Company intends to repay the remaining portion of the deferred payroll taxes during the fourth quarter of 2022, and, thus, classified the balance as noncurrent as of October 1, 2021.

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

Commodity derivative instruments held by the Company are marked to market on a monthly basis and are recognized in earnings consistent with the expense classification of the underlying hedged item. The Company generally pays a fee for these commodity derivative instruments, which is amortized over the corresponding period of each commodity derivative instrument. Settlements of commodity derivative instruments are included in cash flows from operating activities in the condensed consolidated statements of cash flows. The following table summarizes pre-tax changes in the fair values of the Company’s commodity derivative instruments and the classification of such changes in the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Cost of sales	$3,794	$1,194	$6,210	$924
Selling, delivery and administrative expenses	426	575	1,491	(949)
Total gain (loss)	$4,220	$1,769	$7,701	$(25)

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

(in thousands)	October 1, 2021	December 31, 2020
Prepaid expenses and other current assets	$8,807	$2,417
Other assets	1,367	56
Total assets	$10,174	$2,473

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	October 1, 2021	December 31, 2020
Gross commodity derivative instrument assets	$10,643	$2,473
Gross commodity derivative instrument liabilities	469	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	October 1, 2021	December 31, 2020
Notional amount of outstanding commodity derivative instruments	$65,541	$23,030
Latest maturity date of outstanding commodity derivative instruments	December 2022	December 2021

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

The following tables summarize the carrying amounts and fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, long-term debt and acquisition related contingent consideration:

	October 1, 2021
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$57,005	$57,005	$57,005	$—	$—
Commodity derivative instruments	10,174	10,174	—	10,174	—
Liabilities:
Deferred compensation plan liabilities	57,005	57,005	57,005	—	—
Long-term debt	793,177	857,200	—	857,200	—
Acquisition related contingent consideration	496,659	496,659	—	—	496,659

	December 31, 2020
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,742	$51,742	$51,742	$—	$—
Commodity derivative instruments	2,473	2,473	—	2,473	—
Liabilities:
Deferred compensation plan liabilities	51,742	51,742	51,742	—	—
Long-term debt	940,465	1,015,700	—	1,015,700	—
Acquisition related contingent consideration	434,694	434,694	—	—	434,694

The acquisition related contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to sub-

bottling fees to fair value by discounting future expected sub-bottling payments required under the CBA using the Company’s estimated WACC.

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Beginning balance - Level 3 liability	$473,055	$441,113	$434,694	$446,684
Payments of acquisition related contingent consideration	(8,720)	(11,468)	(28,640)	(31,999)
Reclassification to current payables	(1,600)	(800)	(300)	(1,100)
Increase in fair value	33,924	19,808	90,905	35,068
Ending balance - Level 3 liability	$496,659	$448,653	$496,659	$448,653

As of October 1, 2021 and September 27, 2020, discount rates of 7.6% and 7.4%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first nine months of 2021 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees. This fair value adjustment was recorded in other expense, net in the condensed consolidated statement of operations for the first nine months of 2021.

The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $32 million to $59 million.

16.    Income Taxes

The Company’s effective income tax rate was 26.8% for the first nine months of 2021 and 25.6% for the first nine months of 2020. The Company’s income tax expense was $62.3 million for the first nine months of 2021 and $38.9 million for the first nine months of 2020. The increase in income tax expense was primarily attributable to improved financial results during the first nine months of 2021 compared to the first nine months of 2020.

The Company had uncertain tax positions, including accrued interest, of $2.8 million on October 1, 2021 and $2.6 million on December 31, 2020, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the condensed consolidated financial statements.

Prior tax years beginning in year 2007 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1998 remain open to examination by certain state taxing authorities.

17.    Pension and Postretirement Benefit Obligations

Pension Plans

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan was frozen as of June 30, 2006 and no benefits accrued to participants after that date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes.

The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Service cost	$1,863	$1,659	$5,589	$4,976
Interest cost	2,452	2,760	7,360	8,280
Expected return on plan assets	(3,250)	(3,382)	(9,748)	(10,148)
Recognized net actuarial loss	1,219	1,189	3,654	3,568
Amortization of prior service cost	1	5	2	14
Net periodic pension cost	$2,285	$2,231	$6,857	$6,690

The Company contributed $6.8 million to the two Company-sponsored pension plans during the first nine months of 2021 and does not anticipate making additional contributions during the fourth quarter of 2021.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Service cost	$403	$376	$1,209	$1,128
Interest cost	447	504	1,342	1,511
Recognized net actuarial loss	186	88	557	263
Net periodic postretirement benefit cost	$1,036	$968	$3,108	$2,902

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	October 1, 2021	December 31, 2020
Noncurrent portion of acquisition related contingent consideration	$449,447	$398,674
Accruals for executive benefit plans	142,853	144,101
Noncurrent deferred proceeds from related parties	107,070	109,361
Noncurrent portion of deferred payroll taxes under CARES Act	18,739	18,706
Other	8,183	8,438
Total other liabilities	$726,292	$679,280

19.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	October 1, 2021	December 31, 2020
2016 Term Loan Facility(1)	6/7/2021	Variable	Varies	Nonpublic	$—	$217,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
2018 Revolving Credit Facility	6/8/2023	Variable	Varies	Nonpublic	—	—
2021 Term Loan Facility	7/9/2024	Variable	Varies	Nonpublic	70,000	—
Senior bonds(2)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
2021 Revolving Credit Facility	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(2)	11/25/2025				(36)	(43)
Debt issuance costs					(1,787)	(1,992)
Total long-term debt					$793,177	$940,465

(1)As of December 31, 2020, the 2016 Term Loan Facility (as defined below) balance was classified as long term as the Company intended to refinance outstanding principal payments due in the next 12 months using the 2018 Revolving Credit Facility (as defined below), which was classified as long-term debt, and the Company was not restricted by any subjective acceleration clause within the agreement for the 2018 Revolving Credit Facility.
(2)The senior bonds due in 2025 were issued at 99.975% of par.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On June 7, 2021, the Company used a combination of cash on hand and borrowings under its previous revolving credit facility (the “2018 Revolving Credit Facility”) to repay the remaining balance of its previous term loan facility (the “2016 Term Loan Facility”) that matured on that date.

On July 9, 2021, the Company entered into a credit agreement, providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “2021 Revolving Credit Facility”), maturing on July 9, 2026. Borrowings under the 2021 Revolving Credit Facility bear interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the 2021 Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the 2021 Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The 2021 Revolving Credit Facility replaced the 2018 Revolving Credit Facility, which had a maturity date of June 8, 2023.

Also on July 9, 2021, the Company entered into a term loan agreement, providing for a three-year senior unsecured term loan facility in the aggregate principal amount of $70 million (the “2021 Term Loan Facility”), maturing on July 9, 2024. Borrowings under the 2021 Term Loan Facility bear interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the Company’s Debt Rating. The entire amount of the 2021 Term Loan Facility was fully drawn on July 9, 2021. The Company used approximately $55 million of the proceeds of the 2021 Term Loan Facility to repay outstanding indebtedness under the 2018 Revolving Credit Facility and used the remaining proceeds for general corporate purposes. Subsequent to the end of the third quarter of 2021, the Company notified the lender of its intent to repay the $70 million of borrowings outstanding under the 2021 Term Loan Facility during the fourth quarter of 2021.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of October 1, 2021. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 21.0 million cases and 21.9 million cases of finished product from SAC in the first nine months of 2021 and the first nine months of 2020, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Purchases from Southeastern	$31,417	$31,196	$92,990	$94,835
Purchases from SAC	41,867	37,006	125,677	119,225
Total purchases from manufacturing cooperatives	$73,284	$68,202	$218,667	$214,060

The Company guarantees a portion of SAC’s debt, which expires at various dates through 2024. The amount guaranteed was $14.7 million on both October 1, 2021 and December 31, 2020. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of October 1, 2021, and there was no impairment identified in 2020.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both October 1, 2021 and December 31, 2020.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of October 1, 2021, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $140.6 million.

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

21.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments to the Company’s pension and postretirement medical benefit plans and the foreign currency translation for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

Following is a summary of AOCI(L) for the third quarter of 2021 and the third quarter of 2020:

(in thousands)	July 2, 2021	Pre-tax Activity	Tax Effect	October 1, 2021
Net pension activity:
Actuarial loss	$(92,018)	$1,219	$(303)	$(91,102)
Prior service credits	9	1	—	10
Net postretirement benefits activity:
Actuarial loss	(4,049)	186	(46)	(3,909)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	5	(8)	2	(1)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(116,397)	$1,398	$(347)	$(115,346)

(in thousands)	June 28, 2020	Pre-tax Activity	Tax Effect	September 27, 2020
Net pension activity:
Actuarial loss	$(91,381)	$1,189	$(293)	$(90,485)
Prior service credits	—	5	(1)	4
Net postretirement benefits activity:
Actuarial loss	(1,059)	88	(22)	(993)
Prior service costs	(624)	—	—	(624)
Interest rate swap(1)	(1,283)	402	(99)	(980)
Foreign currency translation adjustment	(14)	15	(4)	(3)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(114,081)	$1,699	$(419)	$(112,801)

(1)In 2019, the Company entered into a $100 million fixed rate swap to hedge a portion of the interest rate risk on the 2016 Term Loan Facility, both of which matured on June 7, 2021. This interest rate swap was designated as a cash flow hedging instrument and changes in its fair value were not material to the condensed consolidated balance sheets.

Following is a summary of AOCI(L) for the first nine months of 2021 and the first nine months of 2020:

(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	October 1, 2021
Net pension activity:
Actuarial loss	$(93,847)	$3,654	$(909)	$(91,102)
Prior service credits	8	2	—	10
Net postretirement benefits activity:
Actuarial loss	(4,328)	557	(138)	(3,909)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(556)	739	(183)	—
Foreign currency translation adjustment	14	(21)	6	(1)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(119,053)	$4,931	$(1,224)	$(115,346)

(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	September 27, 2020
Net pension activity:
Actuarial loss	$(93,174)	$3,568	$(879)	$(90,485)
Prior service credits (costs)	(7)	14	(3)	4
Net postretirement benefits activity:
Actuarial loss	(1,191)	263	(65)	(993)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(270)	(942)	232	(980)
Foreign currency translation adjustment	(16)	18	(5)	(3)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(115,002)	$2,921	$(720)	$(112,801)

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	Third Quarter 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$364	$97	$—	$461
Selling, delivery and administrative expenses	856	89	(8)	937
Subtotal pre-tax	1,220	186	(8)	1,398
Income tax expense	303	46	(2)	347
Total after tax effect	$917	$140	$(6)	$1,051

	Third Quarter 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$363	$55	$—	$—	$418
Selling, delivery and administrative expenses	831	33	402	15	1,281
Subtotal pre-tax	1,194	88	402	15	1,699
Income tax expense	294	22	99	4	419
Total after tax effect	$900	$66	$303	$11	$1,280

	First Nine Months 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,068	$304	$—	$—	$1,372
Selling, delivery and administrative expenses	2,588	253	739	(21)	3,559
Subtotal pre-tax	3,656	557	739	(21)	4,931
Income tax expense	909	138	183	(6)	1,224
Total after tax effect	$2,747	$419	$556	$(15)	$3,707

	First Nine Months 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,057	$160	$—	$—	$1,217
Selling, delivery and administrative expenses	2,525	103	(942)	18	1,704
Subtotal pre-tax	3,582	263	(942)	18	2,921
Income tax expense	882	65	(232)	5	720
Total after tax effect	$2,700	$198	$(710)	$13	$2,201

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
(in thousands)	2021	2020
Accounts receivable, trade	$(56,766)	$(19,850)
Allowance for doubtful accounts	(5,010)	11,268
Accounts receivable from The Coca‑Cola Company	(9,120)	7,895
Accounts receivable, other	7,846	(1,475)
Inventories	(14,738)	18,153
Prepaid expenses and other current assets	(10,006)	(368)
Accounts payable, trade	62,775	40,937
Accounts payable to The Coca‑Cola Company	46,520	26,957
Other accrued liabilities	27,699	(14,578)
Accrued compensation	9,009	(13,035)
Accrued interest payable	2,337	1,747
Change in current assets less current liabilities	$60,546	$57,651

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of October 1, 2021 and December 31, 2020.
•The results of operations, comprehensive income and changes in equity for the three-month periods ended October 1, 2021 (the “third quarter” of fiscal 2021 (“2021”)) and September 27, 2020 (the “third quarter” of fiscal 2020 (“2020”)) and the nine-month periods ended October 1, 2021 (the “first nine months” of 2021) and September 27, 2020 (the “first nine months” of 2020).
•The changes in cash flows for the first nine months of 2021 and the first nine months of 2020.

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

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 82% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including BA Sports Nutrition, LLC (“BODYARMOR”), Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God in all we do, serve others, pursue excellence and grow profitably. Our stock is traded on the NASDAQ Global Select Market under the symbol COKE.

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

Executive Summary

Net sales increased 10% to $1.46 billion in the third quarter, while physical case volume decreased 0.6%. The increase in net sales was driven primarily by pricing actions taken throughout the third quarter of 2021 on most of our Sparkling and Still beverages. These pricing actions were taken to help offset increases to our major input costs including aluminum, PET resin and transportation costs. Sparkling volume decreased 0.6% in the third quarter of 2021, outperforming the price elasticity historically associated with higher pricing. Still volume decreased 0.7%, while net sales increased 8%. We experienced significant supply chain challenges with several of our Still beverage brands during the third quarter of 2021, which negatively impacted our growth trend in the Still beverage category. Physical case volume and net sales increased 3.3% and 12%, respectively, for the first nine months of 2021.

Gross profit in the third quarter of 2021 increased $45.3 million, or 10%, while gross margin decreased 10 basis points to 35.5%. The improvement in gross profit was primarily due to the pricing actions taken throughout the third quarter of 2021. As we anticipated, the benefit of increased selling prices was partially offset by higher input costs, which resulted in relatively stable gross margin when compared to the third quarter of 2020. We expect higher input costs to continue in the fourth quarter of 2021 as commodity markets continue to be volatile and supply chains continue to be challenged. Gross profit in the first nine months of 2021 increased $154.3 million, or 12%.

Selling, delivery and administrative (“SD&A”) expenses in the third quarter of 2021 increased $12.1 million, or 3%. SD&A expenses as a percentage of net sales decreased 160 basis points in the third quarter of 2021. The increase in SD&A expenses related primarily to an increase in labor costs as compared to the third quarter of 2020. During the third quarter of 2021, we provided incentives to attract, reward and retain our front-line teammates and we increased the base pay in certain competitive markets. We also experienced higher overtime in the quarter as the labor pool for our front-line positions continues to be challenging. SD&A expenses in the first nine months of 2021 increased $22.0 million, or 2%. SD&A expenses as a percentage of net sales in the first nine months of 2021 decreased 250 basis points as compared to the first nine months of 2020.

Income from operations in the third quarter of 2021 was $137.0 million, compared to $103.8 million in the third quarter of 2020, an increase of 32%. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section below, income from operations in the third quarter of 2021 was $137.2 million, an increase of 30%. For the first nine months of 2021, income from operations increased $132.3 million to $352.1 million.

Net income in the third quarter of 2021 was $68.9 million, compared to $51.9 million in the third quarter of 2020, an improvement of $17.0 million. Net income in the third quarter of 2021 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven primarily by changes in future cash flow projections. Fair value adjustments to this liability are routine and non-cash in nature. Income tax expense in the third quarter of 2021 was $25.0 million, compared to $18.4 million in the third quarter of 2020. Net income increased $64.4 million in the first nine months of 2021 to $170.5 million as compared to the first nine months of 2020.

Cash flows provided by operations for the first nine months of 2021 were $439.9 million, compared to $376.4 million for the first nine months of 2020. The significant increase in operating cash flows for the first nine months of 2021 was a result of our strong operating performance. The Company reduced outstanding indebtedness by $147.3 million during the first nine months of 2021. We remain focused on the effective management of our working capital and continue to invest in long-term strategic projects to optimize our supply chain and better serve our customers.

COVID-19 Impact

The Company continues to diligently monitor and manage through the impact of the ongoing COVID-19 pandemic on all aspects of its business, including the impact on its teammates and customers.

The Company continues to implement its COVID-19 Response Program, including numerous actions to protect and promote the health and safety of its consumers, customers, teammates and communities, while it continues to manufacture and distribute products. Such actions include following prescribed Company and other accepted health and safety standards and protocols, including those adopted by the Centers for Disease Control and Prevention (the “CDC”) and local health authorities, and working closely with local health departments and appropriate agencies to manage and monitor teammate cases and exposures. Risk mitigation and safety activities continue; examples include adhering to sanitation protocols and promoting hygiene practices recommended by the CDC; implementing work-from-home routines for teammates whose work duties permit it; offering supplemental sick time for non-exempt teammates; and modifying our health, welfare and retirement plans for COVID-19-related events. The Company is actively monitoring announced and potential regulations concerning vaccination for COVID-19 and the impact that such regulations may have on its workforce. If a significant number of our teammates are negatively impacted by regulations requiring vaccination or periodic testing of unvaccinated teammates, it may result in teammate attrition and our business operations may be adversely effected.

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

Supply Chain Optimization: In fiscal 2017, we completed a multi-year series of transactions through which we acquired and exchanged distribution territories and manufacturing plants. We are focused on optimizing our supply chain as we continue to integrate the acquired territories and facilities into our operations. This optimization includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities, which is expected to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and to focus on strengthening our balance sheet.

Results of Operations

Third Quarter Results

The Company’s results of operations for the third quarter of 2021 and the third quarter of 2020 are highlighted in the table below and discussed in the following paragraphs.

	Third Quarter
(in thousands)	2021	2020	Change
Net sales	$1,457,432	$1,328,484	$128,948
Cost of sales	939,720	856,046	83,674
Gross profit	517,712	472,438	45,274
Selling, delivery and administrative expenses	380,681	368,594	12,087
Income from operations	137,031	103,844	33,187
Interest expense, net	8,097	9,033	(936)
Other expense, net	34,982	21,394	13,588
Income before income taxes	93,952	73,417	20,535
Income tax expense	25,022	18,363	6,659
Net income	68,930	55,054	13,876
Less: Net income attributable to noncontrolling interest	—	3,170	(3,170)
Net income attributable to Coca‑Cola Consolidated, Inc.	$68,930	$51,884	$17,046
Other comprehensive income, net of tax	1,051	1,280	(229)
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$69,981	$53,164	$16,817

Net Sales

Net sales increased $128.9 million, or 9.7%, to $1.46 billion in the third quarter of 2021, as compared to $1.33 billion in the third quarter of 2020. The increase in net sales was primarily attributable to the following (in millions):

Third Quarter 2021	Attributable to:
$115.3	Increase in net sales related to price increases and the shift in product mix. Approximately 75% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers, while approximately 25% was related to the shift in product mix to higher revenue still products in order to meet consumer preferences.
9.4	The increase in fountain syrup and other related sales mainly sold in on-premise locations
4.2	Other
$128.9	Total increase in net sales

Net sales by product category were as follows:

	Third Quarter
(in thousands)	2021	2020	% Change
Bottle/can sales:
Sparkling beverages	$773,489	$703,549	9.9%
Still beverages	503,990	464,921	8.4%
Total bottle/can sales	1,277,479	1,168,470	9.3%

Other sales:
Sales to other Coca‑Cola bottlers	89,618	84,852	5.6%
Post-mix and other	90,335	75,162	20.2%
Total other sales	179,953	160,014	12.5%

Total net sales	$1,457,432	$1,328,484	9.7%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	Third Quarter		Bottle/Can Sales Volume
Product Category	2021	2020	% Change
Sparkling beverages	67.5%	67.5%	(0.6)%
Still beverages	32.5%	32.5%	(0.7)%
Total bottle/can sales volume	100.0%	100.0%	(0.6)%

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

Cost of sales increased $83.7 million, or 9.8%, to $939.7 million in the third quarter of 2021, as compared to $856.0 million in the third quarter of 2020. The increase in cost of sales was primarily attributable to the following (in millions):

Third Quarter 2021	Attributable to:
$69.7	Increased input costs, including aluminum, PET resin and transportation costs, and the shift in product mix to meet consumer preferences
6.6	The increase in fountain syrup and other related sales mainly sold in on-premise locations
7.4	Other
$83.7	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to develop their brand identities and promote sales in the Company’s territories. Certain of the marketing expenditures by The Coca‑Cola Company and other beverage companies are made pursuant to annual arrangements. The Company also benefits from national advertising programs conducted by The Coca‑Cola Company and other beverage companies. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $36.4 million in the third quarter of 2021 and $33.8 million in the third quarter of 2020.

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

SD&A expenses increased by $12.1 million, or 3.3%, to $380.7 million in the third quarter of 2021, as compared to $368.6 million in the third quarter of 2020. SD&A expenses as a percentage of net sales decreased to 26.1% in the third quarter of

2021 from 27.7% in the third quarter of 2020. The increase in SD&A expenses was primarily attributable to the following (in millions):

Third Quarter 2021	Attributable to:
$9.5	Increase in labor costs as channels of business and local economies have re-opened compared to the prior year. In addition, investments were made to attract, reward and retain front-line employees in this challenging labor environment.
2.6	Other
$12.1	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $176.2 million in the third quarter of 2021 and $155.8 million in the third quarter of 2020.

Interest Expense, Net

Interest expense, net decreased $0.9 million, or 10.4%, to $8.1 million in the third quarter of 2021, as compared to $9.0 million in the third quarter of 2020. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	Third Quarter
(in thousands)	2021	2020
Increase in the fair value of the acquisition related contingent consideration liability	$33,924	$19,808
Non-service cost component of net periodic benefit cost	1,058	1,586
Total other expense, net	$34,982	$21,394

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

The increase in the fair value of the acquisition related contingent consideration liability in the third quarter of 2021 as compared to the third quarter of 2020 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees.

Income Tax Expense

The Company’s effective income tax rate was 26.6% for the third quarter of 2021 and 25.0% for the third quarter of 2020. The Company’s income tax expense increased $6.7 million, or 36.3%, to $25.0 million for the third quarter of 2021, as compared to $18.4 million for the third quarter of 2020. The increase in income tax expense was primarily attributable to improved financial results during the third quarter of 2021 compared to the third quarter of 2020.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.2 million in the third quarter of 2020 related to the portion of Piedmont owned by The Coca‑Cola Company prior to the purchase by an indirect wholly owned subsidiary of the Company of the remaining 22.7% general partnership interest in Piedmont on December 9, 2020.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.1 million in the third quarter of 2021 and $1.3 million in the third quarter of 2020.

First Nine Months Results

Our results of operations for the first nine months of 2021 and the first nine months of 2020 are highlighted in the table below and discussed in the following paragraphs.

	First Nine Months
(in thousands)	2021	2020	Change
Net sales	$4,160,375	$3,728,720	$431,655
Cost of sales	2,699,020	2,421,686	277,334
Gross profit	1,461,355	1,307,034	154,321
Selling, delivery and administrative expenses	1,109,279	1,087,251	22,028
Income from operations	352,076	219,783	132,293
Interest expense, net	25,208	27,778	(2,570)
Other expense, net	94,078	39,826	54,252
Income before income taxes	232,790	152,179	80,611
Income tax expense	62,317	38,911	23,406
Net income	170,473	113,268	57,205
Less: Net income attributable to noncontrolling interest	—	7,153	(7,153)
Net income attributable to Coca‑Cola Consolidated, Inc.	$170,473	$106,115	$64,358
Other comprehensive income, net of tax	3,707	2,201	1,506
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$174,180	$108,316	$65,864

Net Sales

Net sales increased $431.7 million, or 11.6%, to $4.16 billion in the first nine months of 2021, as compared to $3.73 billion in the first nine months of 2020. The increase in net sales was primarily attributable to the following (in millions):

First Nine Months 2021	Attributable to:
$262.4	Increase in net sales related to price increases and the shift in product mix. Approximately 65% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers, while approximately 35% was related to the shift in product mix to higher revenue still products in order to meet consumer preferences.
133.3	Increased sales volume
23.3	The increase in fountain syrup and other related sales mainly sold in on-premise locations
9.8	Increased sales volume to other Coca-Cola bottlers
2.9	Increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
$431.7	Total increase in net sales

Net sales by product category were as follows:

	First Nine Months
(in thousands)	2021	2020	% Change
Bottle/can sales:
Sparkling beverages	$2,221,355	$2,040,139	8.9%
Still beverages	1,424,069	1,239,335	14.9%
Total bottle/can sales	3,645,424	3,279,474	11.2%

Other sales:
Sales to other Coca‑Cola bottlers	259,771	249,994	3.9%
Post-mix and other	255,180	199,252	28.1%
Total other sales	514,951	449,246	14.6%

Total net sales	$4,160,375	$3,728,720	11.6%

Product category sales volume of physical cases as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume
	First Nine Months		Bottle/Can Sales Volume
Product Category	2021	2020	% Change
Sparkling beverages	68.5%	69.9%	1.2%
Still beverages	31.5%	30.1%	8.1%
Total bottle/can sales volume	100.0%	100.0%	3.3%

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

Cost of Sales

Cost of sales increased $277.3 million, or 11.5%, to $2.70 billion in the first nine months of 2021, as compared to $2.42 billion in the first nine months of 2020. The increase in cost of sales was primarily attributable to the following (in millions):

First Nine Months 2021	Attributable to:
$156.1	Increased input costs, including aluminum, PET resin and transportation costs, and the shift in product mix to meet consumer preferences
89.2	Increased sales volume
13.3	The increase in fountain syrup and other related sales mainly sold in on-premise locations
10.7	Increased sales volume to other Coca-Cola bottlers
8.0	Increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
$277.3	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $102.1 million in the first nine months of 2021, as compared to $90.4 million in the first nine months of 2020.

Selling, Delivery and Administrative Expenses

SD&A expenses increased by $22.0 million, or 2.0%, to $1.11 billion in the first nine months of 2021, as compared to $1.09 billion in the first nine months of 2020. SD&A expenses as a percentage of net sales decreased to 26.7% in the first nine months of 2021 from 29.2% in the first nine months of 2020. The increase in SD&A expenses was primarily attributable to the following (in millions):

First Nine Months 2021	Attributable to:
$25.7	Increase in labor costs as channels of business and local economies have re-opened compared to the prior year. In addition, investments were made to attract, reward and retain front-line employees in this challenging labor environment.
(3.7)	Other
$22.0	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $502.7 million in the first nine months of 2021 and $465.0 million in the first nine months of 2020.

Interest Expense, Net

Interest expense, net decreased $2.6 million, or 9.3%, to $25.2 million in the first nine months of 2021, as compared to $27.8 million in the first nine months of 2020. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	First Nine Months
(in thousands)	2021	2020
Increase in the fair value of the acquisition related contingent consideration liability	$90,905	$35,068
Non-service cost component of net periodic benefit cost	3,173	4,758
Total other expense, net	$94,078	$39,826

The increase in the fair value of the acquisition related contingent consideration liability in the first nine months of 2021 as compared to the first nine months of 2020 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees.

Income Tax Expense

The Company’s effective income tax rate was 26.8% for the first nine months of 2021 and 25.6% for the first nine months of 2020. The Company’s income tax expense increased $23.4 million, or 60.2%, to $62.3 million for the first nine months of 2021, as compared to $38.9 million for the first nine months of 2020. The increase in income tax expense was primarily attributable to improved financial results during the first nine months of 2021 compared to the first nine months of 2020.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $7.2 million in the first nine months of 2020 related to the portion of Piedmont owned by The Coca‑Cola Company prior to the purchase by an indirect wholly owned subsidiary of the Company of the remaining 22.7% general partnership interest in Piedmont on December 9, 2020.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $3.7 million in the first nine months of 2021 and $2.2 million in the first nine months of 2020. The improvement was primarily related to the Company’s interest rate swap on the 2016 Term Loan Facility (as defined below), which matured during the second quarter of 2021.

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

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Net sales:
Nonalcoholic Beverages	$1,426,971	$1,295,271	$4,061,976	$3,633,376
All Other	88,991	84,776	272,132	246,406
Eliminations(1)	(58,530)	(51,563)	(173,733)	(151,062)
Consolidated net sales	$1,457,432	$1,328,484	$4,160,375	$3,728,720

Income from operations:
Nonalcoholic Beverages	$144,130	$108,035	$363,544	$227,559
All Other	(7,099)	(4,191)	(11,468)	(7,776)
Consolidated income from operations	$137,031	$103,844	$352,076	$219,783

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Third Quarter 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$517,712	$380,681	$137,031	$93,952	$68,930	$7.36
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	33,924	25,488	2.72
Fair value adjustments for commodity derivative instruments(2)	(3,794)	426	(4,220)	(4,220)	(3,169)	(0.34)
Supply chain optimization(3)	4,360	(35)	4,395	4,395	3,299	0.35
Total reconciling items	566	391	175	34,099	25,618	2.73
Adjusted results (non-GAAP)	$518,278	$381,072	$137,206	$128,051	$94,548	$10.09

	Third Quarter 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$472,438	$368,594	$103,844	$73,417	$51,884	$5.53
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	19,808	14,895	1.60
Fair value adjustments for commodity derivative instruments(2)	(1,194)	575	(1,769)	(1,769)	(1,330)	(0.14)
Supply chain optimization(3)	3,122	—	3,122	3,122	2,348	0.25
Total reconciling items	1,928	575	1,353	21,161	15,913	1.71
Adjusted results (non-GAAP)	$474,366	$369,169	$105,197	$94,578	$67,797	$7.24

	First Nine Months 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,461,355	$1,109,279	$352,076	$232,790	$170,473	$18.19
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	90,905	68,224	7.28
Fair value adjustments for commodity derivative instruments(2)	(6,210)	1,491	(7,701)	(7,701)	(5,780)	(0.62)
Supply chain optimization(3)	6,464	(793)	7,257	7,257	5,446	0.58
Total reconciling items	254	698	(444)	90,461	67,890	7.24
Adjusted results (non-GAAP)	$1,461,609	$1,109,977	$351,632	$323,251	$238,363	$25.43

	First Nine Months 2020
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,307,034	$1,087,251	$219,783	$152,179	$106,115	$11.32
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	35,068	26,371	2.82
Fair value adjustments for commodity derivative instruments(2)	(924)	(949)	25	25	19	—
Supply chain optimization(3)	4,441	601	3,840	3,840	2,888	0.31
Total reconciling items	3,517	(348)	3,865	38,933	29,278	3.13
Adjusted results (non-GAAP)	$1,310,551	$1,086,903	$223,648	$191,112	$135,393	$14.45

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

Financial Condition

Total assets were $3.42 billion as of October 1, 2021, which was an increase of $197.5 million from December 31, 2020. Net working capital, defined as current assets less current liabilities, was $303.3 million as of October 1, 2021, which was an increase of $99.1 million from December 31, 2020.

Significant changes in net working capital as of October 1, 2021 as compared to December 31, 2020 were as follows:

•An increase in cash and cash equivalents of $132.1 million primarily as a result of our strong operating performance.
•An increase in accounts receivable of $56.8 million, driven primarily by increased sales volume and the timing of cash receipts.
•An increase in accounts payable, trade of $53.4 million due to the extension of payment terms for certain vendors and the timing of cash payments.
•An increase in accounts payable to The Coca‑Cola Company of $46.5 million primarily as a result of the timing of cash payments.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of October 1, 2021, the Company had $186.9 million in cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or access to capital.

The Company’s long-term debt as of October 1, 2021 and December 31, 2020 was as follows:

(in thousands)	Maturity Date	October 1, 2021	December 31, 2020
2016 Term Loan Facility(1)	6/7/2021	$—	$217,500
Senior notes	2/27/2023	125,000	125,000
2018 Revolving Credit Facility	6/8/2023	—	—
2021 Term Loan Facility	7/9/2024	70,000	—
Senior bonds and unamortized discount on senior bonds(2)	11/25/2025	349,964	349,957
2021 Revolving Credit Facility	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,787)	(1,992)
Total long-term debt		$793,177	$940,465

(1)As of December 31, 2020, the 2016 Term Loan Facility (as defined below) balance was classified as long term as the Company intended to refinance outstanding principal payments due in the next 12 months using the 2018 Revolving Credit Facility (as defined below), which was classified as long-term debt, and the Company was not restricted by any subjective acceleration clause within the agreement for the 2018 Revolving Credit Facility.
(2)The senior bonds due in 2025 were issued at 99.975% of par.

On June 7, 2021, the Company used a combination of cash on hand and borrowings under its previous revolving credit facility (the “2018 Revolving Credit Facility”) to repay the remaining balance of its previous term loan facility (the “2016 Term Loan Facility”) that matured on that date.

On July 9, 2021, the Company entered into a credit agreement, providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “2021 Revolving Credit Facility”), maturing on July 9, 2026. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2021 Revolving Credit Facility Agreement, at the Company’s option, additional incremental revolving commitments of up to $250 million may be established under the 2021 Revolving Credit Facility to increase the aggregate revolving commitments under the 2021 Revolving Credit Facility to up to $750 million. Borrowings under the 2021 Revolving Credit Facility bear interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the 2021 Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the 2021 Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The 2021 Revolving Credit Facility replaced the 2018 Revolving Credit Facility, which had a maturity date of June 8, 2023.

Also on July 9, 2021, the Company entered into a term loan agreement, providing for a three-year senior unsecured term loan facility in the aggregate principal amount of $70 million (the “2021 Term Loan Facility”), maturing on July 9, 2024. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the 2021 Term Loan Facility Agreement, at the Company’s option, additional incremental term loans of up to $50 million may be established under the 2021 Term Loan Facility to increase the aggregate principal amount of term loans under the 2021 Term Loan Facility to up to $120 million. Borrowings under the 2021 Term Loan Facility bear interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the Company’s Debt Rating. The entire amount of the 2021 Term Loan Facility was fully drawn on July 9, 2021. The Company used approximately $55 million of the proceeds of the 2021 Term Loan Facility to repay outstanding indebtedness under the 2018 Revolving Credit Facility and used the remaining proceeds for general corporate purposes. Subsequent to the end of the third quarter of 2021, the Company notified the lender of its intent to repay the $70 million of borrowings outstanding under the 2021 Term Loan Facility during the fourth quarter of 2021.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of October 1, 2021. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

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

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of October 1, 2021, the Company’s credit ratings and outlook for its long-term debt were as follows:

	Credit Rating	Rating Outlook
Standard & Poor’s	BBB	Positive
Moody’s	Baa1	Stable

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Beginning balance - Level 3 liability	$473,055	$441,113	$434,694	$446,684
Payments of acquisition related contingent consideration	(8,720)	(11,468)	(28,640)	(31,999)
Reclassification to current payables	(1,600)	(800)	(300)	(1,100)
Increase in fair value	33,924	19,808	90,905	35,068
Ending balance - Level 3 liability	$496,659	$448,653	$496,659	$448,653

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Nine Months
(in thousands)	2021	2020
Cash Sources:
Net cash provided by operating activities(1)	$439,875	$376,401
Borrowings under term loan facility	70,000	—
Borrowings under revolving credit facility	55,000	235,000
Proceeds from the sale of property, plant and equipment	4,215	2,397
Total cash sources	$569,090	$613,798

Cash Uses:
Payments on term loan facility	$217,500	$22,500
Additions to property, plant and equipment	119,620	110,717
Payments on revolving credit facility	55,000	280,000
Payments of acquisition related contingent consideration	28,640	31,999
Cash dividends paid	7,030	7,030
Payments on financing lease obligations	3,567	4,428
Other distribution agreements	1,998	—
Other	3,650	1,915
Total cash uses	$437,005	$458,589
Net increase in cash during period	$132,085	$155,209

(1)Net cash provided by operating activities in the first nine months of 2021 included net income tax payments of $45.6 million, payment of deferred payroll taxes under the CARES Act of $18.7 million and pension plan contributions of $6.8 million. Net cash provided by operating activities in the first nine months of 2020 included net income tax payments of $36.9 million, deferral of payroll taxes under the CARES Act of $24.6 million and pension plan contributions of $16.3 million.

Cash Flows From Operating Activities

During the first nine months of 2021, cash provided by operating activities was $439.9 million, which was an increase of $63.5 million as compared to the first nine months of 2020. The increase was primarily the result of strong operating performance.

Cash Flows From Investing Activities

During the first nine months of 2021, cash used in investing activities was $119.6 million, which was an increase of $9.5 million as compared to the first nine months of 2020. The increase was primarily a result of additions to property, plant and equipment, which were $119.6 million during the first nine months of 2021 and $110.7 million during the first nine months of 2020. There were $9.6 million and $25.5 million of additions to property, plant and equipment accrued in accounts payable, trade as of October 1, 2021 and September 27, 2020, respectively.

The Company anticipates additions to property, plant and equipment for 2021 to be in the range of $170 million to $190 million, with remaining anticipated expenditures in the fourth quarter of 2021 of $50 million to $70 million.

Cash Flows From Financing Activities

During the first nine months of 2021, cash used in financing activities was $188.2 million, which was an increase of $77.1 million as compared to the first nine months of 2020. The increase was primarily a result of the repayment of $217.5 million on the 2016 Term Loan Facility during the first nine months of 2021, partially offset by borrowings of $70.0 million under the 2021 Term Loan Facility.

The Company had cash payments for acquisition related contingent consideration of $28.6 million during the first nine months of 2021 and $32.0 million during the first nine months of 2020. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $32 million to $59 million.

Critical Accounting Policies

See Note 1 to the condensed consolidated financial statements for information on the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

The Company is a shareholder of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. As of October 1, 2021, the Company had guaranteed $14.7 million of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee. See Note 20 to the condensed consolidated financial statements for additional information.

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

	Third Quarter		First Nine Months
(in thousands)	2021	2020	2021	2020
Increase (decrease) in cost of sales	$(5,923)	$(814)	$(12,576)	$1,778
Increase (decrease) in SD&A expenses	(965)	296	(2,876)	3,291
Net impact	$(6,888)	$(518)	$(15,452)	$5,069

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

These forward-looking statements may be identified by the use of the words “will,” “may,” “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” “could,” “strive” and other similar terms and expressions. Various factors, risks and uncertainties may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, risks and uncertainties that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for 2020, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Policies” in Note 1 to the condensed consolidated financial statements, or in other filings or statements made by the Company. All of the forward-looking statements in this report and other filings or statements are qualified by these and other factors, risks and uncertainties.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its variable rate debt, including the 2021 Revolving Credit Facility and the 2021 Term Loan Facility. Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of October 1, 2021, interest expense for the next 12 months would increase by approximately $0.7 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following 12 months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s variable rate debt.

The Company’s acquisition related contingent consideration liability, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future cash flows due under the Company’s comprehensive beverage agreements. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

The Company is exposed to certain market risks and commodity price risk that arise in the ordinary course of business. The Company may enter into commodity derivative instruments to manage or reduce market risk. The Company does not enter into commodity derivative instruments for trading or speculative purposes.

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $63.8 million assuming no change in volume.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2021.

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 1, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: November 9, 2021	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: November 9, 2021	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)