Form 10-K
period 2021-12-31
Coca-Cola Consolidated, Inc.
filed 2022-02-22
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Class	Market Value as of July 2, 2021
Common Stock, par value $l.00 per share	$1,832,994,411
Class B Common Stock, par value $l.00 per share	*
*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time at the option of the holder.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 28, 2022
Common Stock, par value $1.00 per share	7,141,447
Class B Common Stock, par value $1.00 per share	2,232,242
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this report to the extent described herein.

COCA‑COLA CONSOLIDATED, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

i

PART I

Item 1.Business.

Introduction

Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, “Coca‑Cola Consolidated,” the “Company,” “we,” “us” or “our”), distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 83% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God in all we do, serve others, pursue excellence and grow profitably.

Ownership

J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, together with the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr., control shares representing approximately 86% of the total voting power of the Company’s total outstanding Common Stock and Class B Common Stock on a consolidated basis. As of December 31, 2021, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

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

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies:

Sparkling Beverages		Still Beverages
The Coca-Cola Company Products:
Barqs Root Beer	Fanta Zero	AHA	Gold Peak Tea
Cherry Coca-Cola	Fresca	BODYARMOR products	Honest Tea
Cherry Coca-Cola Zero	Mello Yello	Coca-Cola with Coffee	Hubert’s Lemonade
Coca-Cola	Mello Yello Zero	Core Power	Minute Maid Juices To Go
Coca-Cola Orange Vanilla	Minute Maid Sparkling	Dasani	Peace Tea
Coca-Cola Vanilla	Pibb Xtra	Dasani Flavors	POWERade
Coca-Cola Zero Sugar	Seagrams Ginger Ale	FUZE	POWERade Zero
Diet Barqs Root Beer	Sprite	glacéau smartwater	Tum-E Yummies
Diet Coke	Sprite Zero Sugar	glacéau vitaminwater	Yup Milk
Fanta

Products Licensed to Us by Other Beverage Companies:
Diet Dr Pepper	Sundrop	Dunkin’ Donuts products	NOS®
Diet Sundrop		Full Throttle	Reign products
Dr Pepper		Monster Energy products

Beverage Distribution and Manufacturing Agreements

We have rights to distribute, promote, market and sell certain nonalcoholic beverages of The Coca‑Cola Company pursuant to comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company. The CBA requires the Company to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain of the Company’s distribution territories. In addition to customary termination and default rights, the CBA requires us to make minimum, ongoing capital expenditures in our distribution business and to meet certain minimum volume requirements, gives The Coca‑Cola Company certain approval and other rights in connection with a sale of the Company or of the distribution business of the Company and prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products other than the beverages and beverage products of The Coca‑Cola Company and certain expressly permitted cross-licensed brands without the consent of The Coca-Cola Company.

We also have rights to manufacture, produce and package certain beverages bearing trademarks of The Coca‑Cola Company at our manufacturing plants pursuant to a regional manufacturing agreement with The Coca‑Cola Company entered into on March 31, 2017 (as amended, the “RMA”). We may distribute these beverages for our own account in accordance with the CBA or may sell them to certain other U.S. Coca‑Cola bottlers or to The Coca‑Cola Company in accordance with the RMA. For prices determined pursuant to the RMA, The Coca‑Cola Company unilaterally establishes from time to time the prices, or certain elements of the formulas used to determine the prices, that the Company charges for these sales to certain other U.S. Coca‑Cola bottlers or to The Coca‑Cola Company. The RMA contains provisions similar to those contained in the CBA restricting the sale of the Company or the manufacturing business of the Company, requiring minimum, ongoing capital expenditures in our manufacturing business, prohibiting us from manufacturing any beverages, beverage components or other beverage products other than the beverages and beverage products of The Coca‑Cola Company and certain expressly permitted cross-licensed brands without the consent of The Coca‑Cola Company and allowing for the termination of the RMA.

In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to manufacture and/or distribute certain beverage brands owned by other beverage companies, including Dr Pepper and Monster Energy, pursuant to agreements with such other beverage companies. Our distribution agreements with Dr Pepper permit us to distribute Dr Pepper beverage brands, as well as certain post-mix products of Dr Pepper. Certain of our agreements with Dr Pepper also authorize us to manufacture certain Dr Pepper beverage brands. Our distribution agreements with Monster Energy grant us the rights to distribute certain products offered, packaged and/or marketed by Monster Energy. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks and approved bottles, cans and labels and the sale of imitations or substitutes, as well as provisions for their termination for cause or upon the occurrence of other events defined in these agreements. Sales of beverages under these agreements with other beverage companies represented approximately 17%, 16% and 15% of our bottle/can sales volume to retail customers in 2021, 2020 and 2019, respectively.

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

National Product Supply Governance Agreement

We are a member of a national product supply group (the “NPSG”), which is comprised of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system (collectively with the Company, the “NPSG Members”), pursuant to a national product supply governance agreement executed in 2015 with The Coca‑Cola Company and certain other Coca‑Cola bottlers (as amended, the “NPSG Agreement”). The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of plant to distribution center sourcing; and (iii) new product or packaging infrastructure planning.

Under the NPSG Agreement, the NPSG Members established certain governance mechanisms, including a governing board (the “NPSG Board”) comprised of representatives of certain NPSG Members. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG. Subject to the terms and conditions of the NPSG Agreement, each NPSG Member is required to comply with certain key decisions made by the NPSG Board, which include decisions regarding strategic infrastructure investment and divestment planning, optimal national product supply sourcing and new product or packaging infrastructure planning. We are also obligated to pay a certain portion of the costs of operating the NPSG.

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

Under the Ancillary Business Letter, the consent of The Coca‑Cola Company, which consent may not be unreasonably withheld, would be required for us to acquire or develop (i) any grocery, quick service restaurant, or convenience and petroleum store business engaged in the sale of beverages, beverage components and other beverage products not otherwise authorized or permitted by the CBA or (ii) any other line of business for which beverage activities otherwise prohibited under the CBA represent more than a certain threshold of net sales (subject to certain limited exceptions).

Markets Served and Facilities

As of December 31, 2021, we served approximately 60 million consumers within our territories, which comprised five principal markets. Certain information regarding each of these markets follows:

Market	Description	Manufacturing Plants	Number of Distribution Centers
Carolinas	The majority of North Carolina and South Carolina and portions of southern Virginia, including Boone, Hickory, Mount Airy, Charlotte, Raleigh, Winston-Salem, Greensboro, Fayetteville, Greenville and New Bern, North Carolina, Conway, Marion, Charleston, Columbia, Greenville and Ridgeland, South Carolina and surrounding areas.	Charlotte, NC	17
Central	A significant portion of northeastern Kentucky, the majority of West Virginia and portions of southern Ohio, southeastern Indiana and southwestern Pennsylvania, including Lexington, Louisville and Pikeville, Kentucky, Beckley, Bluefield, Clarksburg, Elkins, Parkersburg, Craigsville and Charleston, West Virginia, Cincinnati and Portsmouth, Ohio and surrounding areas.	Cincinnati, OH	12
Mid-Atlantic	The entire state of Maryland, the majority of Virginia and Delaware, the District of Columbia and a portion of south-central Pennsylvania, including Easton, Salisbury, Capitol Heights, Baltimore, Hagerstown and Cumberland, Maryland, Norfolk, Staunton, Alexandria, Roanoke, Richmond, Yorktown and Fredericksburg, Virginia and surrounding areas.	Baltimore, MD Silver Spring, MD Roanoke, VA Sandston, VA	11
Mid-South	A significant portion of central and southern Arkansas and Tennessee and portions of western Kentucky and northwestern Mississippi, including Little Rock and West Memphis, Arkansas, Cleveland, Cookeville, Johnson City, Knoxville, Memphis and Morristown, Tennessee, Paducah, Kentucky and surrounding areas.	West Memphis, AR Nashville, TN	10
Mid-West	A significant portion of Indiana and Ohio and a portion of southeastern Illinois, including Anderson, Bloomington, Evansville, Fort Wayne, Indianapolis, Lafayette and South Bend, Indiana, Akron, Columbus, Dayton, Elyria, Lima, Mansfield, Toledo, Willoughby and Youngstown, Ohio and surrounding areas.	Indianapolis, IN Twinsburg, OH	10
Total		10	60

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

We purchase all of the plastic bottles used in our manufacturing plants from Southeastern Container and Western Container, two manufacturing cooperatives we co-own with several other Coca‑Cola bottlers, and a majority of our aluminum cans from two domestic suppliers. We began sourcing aluminum cans from international locations in 2020, and we may continue to change our sourcing model in the future in order to ensure an adequate supply of aluminum cans at commercially favorable prices.

Along with all other Coca‑Cola bottlers in the United States and Canada, we are a member of Coca-Cola Bottlers’ Sales & Services Company LLC (“CCBSS”), which was formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system. CCBSS negotiates the procurement for the majority of our raw materials, excluding concentrate, and we receive a rebate from CCBSS for the purchase of these raw materials.

We are exposed to price risk on commodities such as aluminum, corn and PET resin (a petroleum- or plant-based product), which affects the cost of raw materials used in the production of our finished products. We both produce and procure these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, we are exposed to commodity price risk on crude oil, which impacts our cost of fuel used in the movement and delivery of our products. We participate in commodity hedging and risk mitigation programs, including programs administered by CCBSS and programs we administer. In addition, other than as discussed above, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate.

Customers and Marketing

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to customers, including grocery stores, mass merchandise stores, club stores, convenience stores and drug stores, selling to on-premise locations, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, and selling through other channels such as vending machine outlets. During 2020, due to the COVID-19 pandemic, consumer demand shifted from products sold for immediate consumption through smaller retail stores and on-premise locations to take-home products sold in grocery stores, mass merchandise stores and club stores. During 2021, as the COVID-19 pandemic’s impact on economic activity abated, consumer demand increased for products sold for immediate consumption compared to 2020, although it remains somewhat lower than levels experienced prior to the COVID-19 pandemic.

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

New brand and product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent introductions include BODYARMOR Edge, Dr Pepper Zero Sugar, glacéau smartwater wellness portfolio, certain new flavors of Coca-Cola with Coffee, and certain new flavors of Dunkin’ Donuts iced coffee.

We sell our products primarily in single-use bottles and cans, in varying package configurations from market to market. For example, there may be up to 24 different packages for Diet Coke within a single geographic area. Bottle/can sales volume to retail customers during 2021 was approximately 52% bottles and 48% cans.

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

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support the communities we serve is an essential component to the success of our brand and, by extension, our net sales. In 2021, the Company made cash donations of approximately $22.5 million to various charities and donor-advised funds in light of the Company’s financial performance, distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

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

Government Regulation

Our business is subject to various laws and regulations administered by federal, state and local government agencies of the United States, including laws and regulations governing the production, storage, distribution, sale, display, advertising, marketing, packaging, labeling, content, quality and safety of our products, our occupational health and safety practices and the transportation and use of many of our products.

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

Human Capital Resources

At Coca-Cola Consolidated, our teammates are the heart of our business and the key to our success. As of December 31, 2021, we employed approximately 16,000 employees which we refer to as “teammates,” of which approximately 14,100 were full-time and 1,900 were part-time. Approximately 13% of our labor force is covered by collective bargaining agreements. While the number of collective bargaining agreements that will expire in any given year varies, we have been successful in the past in negotiating renewals to expiring agreements without any material disruption to our operations, and management considers teammate relations to be good.

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

Talent Acquisition, Development and Retention

The success and growth of our business depend in a large part on our ability to execute on our talent strategy which is to be a purpose driven company that attracts, engages and grows a highly talented, diverse workforce of servant leaders enabling our growth and performance. To meet our talent objectives, we utilize key strategies and processes related to recruitment, onboarding and learning development. Through our Total Rewards Program, we strive to offer competitive compensation, benefits and services to our full-time teammates, including incentive plans, recognition plans, defined contribution plans, healthcare benefits, tax-advantaged spending accounts, corporate chaplaincy and employee assistance programs and other programs. Management monitors market compensation and benefits to be able to attract, retain and promote teammates and reduce turnover and its associated costs.

During 2021, the Company faced substantial turnover of teammates, periodic labor shortages and wage inflation in our front-line positions due to tight conditions in the nationwide labor market. The Company responded to these challenges by making investments to attract, reward and retain front-line employees, as well as increasing base pay for front-line workers in certain competitive markets.

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

An important part of attracting and retaining top talent is teammate satisfaction, and we conduct an annual engagement survey administered and analyzed by an independent third party to assess teammate satisfaction and engagement and the effectiveness of our teammate development and compensation programs. In 2021, 74% of our teammates participated in the survey. This survey provides valuable insight to our leaders about how our teammates experience the Company and how we can better serve them and improve job performance, satisfaction and retention. Our executive officers review the survey results and develop and implement specific action plans to address key areas of opportunity. Additionally, leaders across our Company discuss the results with local managers to develop additional action plans to best address teammate feedback in different market units and functional areas.

Health and Safety

One of our top priorities is protecting the health and safety of our teammates. We are committed to operating in a safe, secure and responsible manner for the benefit of our consumers, customers, teammates and communities. We sponsor a number of programs and initiatives designed to reduce the frequency and severity of workplace injuries, incidents, risks and hazards, including safety committees, Company policies and procedures, coaching and training, and awareness through leadership engagement and messaging.

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

Diversity and Inclusion

We strive to cultivate diversity in our workforce and believe teammates with diverse backgrounds, experiences and viewpoints bring value to our organization. We have a diversity task force comprised of diverse teammates from across the organization and led by our President and Chief Operating Officer with a focus on cultivating diversity at Coca‑Cola Consolidated. This task force developed a diversity framework focused on four pillars – communication, accountability, empowerment and partnerships. The task force and discussion groups led by our senior executive leadership team strive to enhance Company-wide engagement on diversity and inclusion, provide opportunities for teammates to discuss diversity and inclusion, develop initiatives to support our diversity framework and monitor progress across these initiatives.

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

Risks Related to Our Business

The Company’s business and results of operations may be adversely affected by increased costs, disruption of supply or unavailability or shortages of raw materials, fuel and other supplies.

Raw material costs, including the costs for plastic bottles, aluminum cans, PET resin, carbon dioxide and high fructose corn syrup, are subject to significant price volatility, which may be worsened by periods of increased demand, supply constraints or high inflation. International or domestic geopolitical or other events, including the imposition of tariffs and/or quotas by the U.S. government on any of these raw materials, could adversely impact the supply and cost of these raw materials to the Company. The COVID-19 pandemic has resulted in certain raw materials not being available at commercially favorable terms or at all, and other similar pandemics may have such an effect in the future. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s results of operations and profitability could be adversely affected.

Limited suppliers for certain of the Company’s raw materials could have an adverse effect on the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively low in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials and in its manufacture of finished goods.

The Company uses significant amounts of fuel for its delivery fleet and other vehicles used in the distribution of its products. International or domestic geopolitical or other events could impact the supply and cost of fuel and the timely delivery of the Company’s products to its customers. Although the Company strives to reduce fuel consumption and uses commodity hedges to manage the Company’s fuel costs, there can be no assurance the Company will succeed in limiting the impact of fuel price increases or price volatility on the Company’s business or future cost increases, which could reduce the profitability of the Company’s operations.

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

The Company purchases all of the plastic bottles used in its manufacturing plants from Southeastern Container and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and a majority of its aluminum cans from two domestic suppliers. In 2020, the COVID-19 pandemic caused significant tightening in the domestic market for aluminum cans due to changing consumer purchasing patterns and, as a result, the Company changed its typical sourcing model and began to source aluminum cans from international locations. The inability of these plastic bottle or aluminum can suppliers to meet the Company’s requirements for containers could result in the Company not being able to fulfill customer orders and production demand until alternative sources of supply are located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the plastic bottle or aluminum can suppliers to meet the Company’s purchase requirements could negatively impact inventory levels, customer confidence and results of operations, including sales levels and profitability.

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

The Company’s business and results of operations may be adversely affected by the inability to attract and retain front-line employees in a tight labor market.

In 2021, the U.S. economy experienced unusually tight labor market conditions as the supply of available workers frequently fell short of the number of workers necessary to fill all available jobs. As a result, the Company experienced difficulty in attracting and retaining front-line workers and significant turnover. Tight labor markets and a lack of available workers has led, and may lead in the future, to increased labor costs in the form of higher salaries and increased overtime. If the Company cannot retain adequate front-line employees to produce and deliver its products, its business operations may be adversely affected and higher labor costs have had, and may have in the future, an adverse effect on our results of operations.

Moreover, the supply of front-line workers, and the Company’s ability to retain such workers, may be adversely impacted by future COVID-19 regulations and policies. The Company is actively monitoring the status of announced and potential regulations concerning vaccination or periodic testing for COVID-19 and the impact that such regulations, if implemented, may have on its workforce. If a significant number of our teammates are negatively impacted by regulations requiring vaccination or periodic testing of unvaccinated teammates, it may result in teammate attrition and our business operations may be adversely affected.

The reliance on purchased finished products from external sources could have an adverse impact on the Company’s profitability.

The Company does not, and does not plan to, manufacture all products it distributes and, therefore, remains reliant on purchased finished products from external sources to meet customer demand. As a result, the Company is subject to incremental risk, including, but not limited to, product quality and availability, price variability and production capacity shortfalls for externally purchased finished products, which could have an impact on the Company’s profitability and customer relationships. Particularly, the Company is subject to the risk of unavailability of still products that it acquires from other manufacturers, leading to an inability to meet consumer demand for these products. In most instances, the Company’s ability to negotiate the prices at which it purchases finished products from other U.S. Coca‑Cola bottlers is limited pursuant to The Coca‑Cola Company’s right to unilaterally establish the prices, or certain elements of the formulas used to determine the prices, for such finished products under the RMA, which could have an adverse impact on the Company’s profitability.

Changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity, could reduce demand for the Company’s products and reduce profitability.

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

The Company’s business depends substantially on consumer tastes, preferences and shopping habits that change in often unpredictable ways. As a result of certain health and wellness trends, including concern over the public health consequences associated with obesity, consumer preferences over the past several years have shifted from sugar-sweetened sparkling beverages to diet sparkling beverages, tea, sports drinks, enhanced water and bottled water. As the Company distributes, markets and manufactures beverage brands owned by others, the success of the Company’s business depends in large measure on the ability of The Coca‑Cola Company and other beverage companies to develop and introduce product innovations to meet the changing preferences of the broad consumer market, and failure to satisfy these consumer preferences could adversely affect the Company’s profitability.

The COVID-19 pandemic and other pandemic outbreaks in the future could materially adversely affect our business, financial condition, results of operations or cash flows.

The COVID-19 pandemic has had a significant impact on our business. Future pandemics may also pose risks similar to, or more severe than, the risks associated with the COVID-19 pandemic and such risks are impossible to predict with certainty at this time. Any of the negative impacts of the COVID-19 pandemic, including those described below, alone or in combination with others, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

•The closing or restricted operations of many public locations, which caused a decrease in sales volume in on-premise locations during 2020 and parts of 2021.

•Consumer demand may shift from higher margin products sold for immediate consumption through smaller retail stores and on-premise locations to lower margin, take-home products sold in grocery stores, mass merchandise stores and club stores, as experienced during the onset of the COVID-19 pandemic.

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

•The resumption of normal business operations may be delayed or constrained by the persistence of the COVID-19 pandemic, including variants of the disease, and lingering effects on our consumers, customers, suppliers and/or third-party service providers and business partners.

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

The Company is also a member of the NPSG, which is comprised of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system. Pursuant to the NPSG Agreement, the Company has agreed to abide by decisions made by the NPSG Board, which include decisions regarding strategic infrastructure investment and divestment planning, optimal national product supply sourcing and new product or packaging infrastructure planning. Although the Company has a representative on the NPSG Board, the Company cannot exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company. Any such divergence could have a material adverse effect on the operating and financial results of the Company.

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

The Company’s acquisition related contingent consideration liability, which totaled $542.1 million as of December 31, 2021, consists of the estimated amounts due to The Coca‑Cola Company as sub-bottling payments under the CBA with The Coca‑Cola Company and CCR over the useful life of the related distribution rights. Changes in business conditions or other events could materially change both the future cash flow projections and the discount rate used in the calculation of the fair value of contingent consideration under the CBA. These changes could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

General Risk Factors

Technology failures or cyberattacks on the Company’s technology systems or the Company’s effective response to technology failures or cyberattacks on its customers’, suppliers’ or other third parties’ technology systems could disrupt the Company’s operations and negatively impact the Company’s reputation, business, financial condition or results of operations.

The Company increasingly relies on information technology systems to process, transmit and store electronic information. Like most companies, the Company’s information technology systems are vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, power outages, computer and telecommunications failures, computer viruses, other malicious computer programs and cyberattacks, denial-of-service attacks, security breaches, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, usage errors by employees and other security issues. In addition, third-party providers of data hosting or cloud services, as well as other vendors, customers and suppliers, are vulnerable to cybersecurity incidents involving data the Company shares with them.

The third-party service provider for our employee digital timekeeping system suffered a cybersecurity incident that prevented us from accessing the information contained therein during the fourth quarter of 2021 and continuing through the beginning of 2022. The Company immediately responded and implemented mitigation measures to reduce disruptions to our normal operations during the period we could not access the system. While the information technology system and data incidents we have experienced in the past (including the incident involving our employee digital timekeeping system) have not materially impacted our business operations, we expect to continue experiencing these types of incidents in the future, one or more of which could significantly impact the Company.

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

The Company has technology security initiatives and disaster recovery plans in place to mitigate its risk to these vulnerabilities; however, these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted. If the Company’s technology systems, or those of its third-party service providers or business partners, are damaged, breached or cease to function properly, the Company may incur significant financial and other resources to mitigate, upgrade, repair or replace them, and the Company may suffer interruptions in its business operations, resulting in lost revenues and potential delays in reporting its financial results.

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

Unfavorable changes in general economic conditions or in the geographic markets in which the Company does business may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Periods of sustained high inflation may have adverse impacts on demand for the Company’s products and on the Company’s ability to sustain margins due to higher input costs. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectability of certain accounts. Each of these factors could adversely affect the Company’s overall business, financial condition and results of operations.

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

The Company’s largest customers, Wal-Mart Stores, Inc. and The Kroger Company, accounted for approximately 33% of the Company’s 2021 bottle/can sales volume to retail customers and approximately 23% of the Company’s 2021 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Wal‑Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

As of December 31, 2021, the Company had $723.4 million of debt outstanding. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by limiting the Company’s ability to, and/or increasing its cost to, access credit markets for working capital, capital expenditures and other general corporate purposes; increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and exposing the Company to increased risk that the Company will not be able to refinance the principal amount of debt as it becomes due or that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

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

In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will not require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In March 2021, the FCA extended the transition dates of certain LIBOR tenors (including all U.S. dollar LIBOR tenors other than one-week and two-month U.S. dollar LIBOR tenors) to June 30, 2023, after which LIBOR reference rates will cease to be provided. The Company has identified its $500 million revolving credit facility as its only LIBOR-indexed financial instrument which extends after 2023 and has included successor LIBOR rate provisions in the underlying loan agreement based on the Alternative Reference Rates Committee’s suggested fallback language. The revolving credit facility’s underlying loan agreement provides that the Secured Overnight Funding Rate (the “SOFR”) will be used as the LIBOR replacement rate for borrowings under the facility unless the Company and its lenders agree to an alternative reference rate based on prevailing market convention at the replacement date. The use of alternative reference rates or other reforms could cause the interest rate calculated for the Company’s revolving credit facility to be materially different than expected. As of December 31, 2021, the Company did not have any outstanding borrowings under its revolving credit facility and currently does not expect the discontinuation of LIBOR to have a material effect on the Company’s business, financial condition or results of operations.

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

Approximately 13% of the Company’s employees are covered by collective bargaining agreements. Any inability of the Company to renegotiate subsequent agreements with labor unions on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material adverse impact on the Company’s profitability. In addition, the terms and conditions of existing or renegotiated agreements could increase costs or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency.

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

Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means to finance the cost of stimulus packages and other relief measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations or cash flows.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of January 28, 2022, the principal properties of the Company included its corporate headquarters, subsidiary headquarters, 60 distribution centers and 10 manufacturing plants. The Company owns 46 distribution centers and 8 manufacturing plants, and leases its corporate headquarters, subsidiary headquarters, 14 distribution centers and two manufacturing plants. Following is a summary of the Company’s manufacturing plants and certain other properties:

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Corporate Headquarters(1)(2)	Charlotte, NC	172,000	Leased	2029
Manufacturing Plant	Nashville, TN	220,000	Leased	2024
Distribution Center/Manufacturing Plant Combination(2)(3)	Charlotte, NC	650,000	Leased	2035
Distribution Center	Clayton, NC	233,000	Leased	2026
Distribution Center	Erlanger, KY	301,000	Leased	2034
Distribution Center	Hanover, MD	276,000	Leased	2034
Distribution Center	La Vergne, TN	220,000	Leased	2026
Distribution Center	Louisville, KY	300,000	Leased	2030
Distribution Center	Memphis, TN	266,000	Leased	2025
Warehouse	Charlotte, NC	380,000	Leased	2028
Warehouse	Hanover, MD	278,000	Leased	2027
Manufacturing Plant	Baltimore, MD	155,000	Owned	—
Manufacturing Plant	Cincinnati, OH	368,000	Owned	—
Manufacturing Plant	Roanoke, VA	310,000	Owned	—
Manufacturing Plant	Silver Spring, MD	104,000	Owned	—
Manufacturing Plant	Twinsburg, OH	287,000	Owned	—
Manufacturing Plant	West Memphis, AR	116,000	Owned	—
Distribution Center/Manufacturing Plant Combination	Indianapolis, IN	400,000	Owned	—
Distribution Center/Manufacturing Plant Combination	Sandston, VA	319,000	Owned	—

(1)Includes two adjacent buildings totaling approximately 172,000 square feet.
(2)The leases for these facilities are with a related party.
(3)Includes a 535,000-square foot manufacturing plant and an adjacent 115,000-square foot distribution center.

The Company believes all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted. The Company has production capacity to meet its current operational requirements. The estimated utilization percentage of the Company’s manufacturing plants, which fluctuates with the seasonality of the business, as of December 31, 2021, is indicated below:

Location	Utilization(1)	Location	Utilization(1)
Roanoke, VA	91%	Baltimore, MD	75%
Charlotte, NC	86%	West Memphis, AR	74%
Indianapolis, IN	86%	Sandston, VA	64%
Nashville, TN	78%	Silver Spring, MD	61%
Cincinnati, OH	78%	Twinsburg, OH	59%

(1)Estimated production divided by capacity, based on expected operations of six days per week and 20 hours per day.

In addition to the facilities noted above, the Company utilizes a portion of the production capacity from the 261,000-square foot manufacturing plant owned by SAC, a manufacturing cooperative located in Bishopville, South Carolina.

The Company’s products are generally transported to distribution centers for storage pending sale. There were no changes to the number of distribution centers by market area between December 31, 2021 and January 28, 2022.

As of January 28, 2022, the Company owned and operated approximately 4,200 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,800 were route delivery trucks. In addition, the Company owned approximately 429,000 beverage dispensing and vending machines for the sale of beverage products in the Company’s territories as of January 28, 2022.

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

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	67
David M. Katz	President and Chief Operating Officer	53
F. Scott Anthony	Executive Vice President and Chief Financial Officer	58
Matthew J. Blickley	Senior Vice President, Financial Planning and Chief Accounting Officer	40
Robert G. Chambless	Executive Vice President, Franchise Beverage Operations	56
Donell W. Etheridge	Executive Vice President, Product Supply Operations	53
Morgan H. Everett	Vice Chair of the Board of Directors	40
E. Beauregarde Fisher III	Executive Vice President, General Counsel and Secretary	53
Kimberly A. Kuo	Senior Vice President, Public Affairs, Communications and Sustainability	51
Christine A. Motherwell	Senior Vice President, Human Resources	43
Jeffrey L. Turney	Senior Vice President, Strategy & Business Transformation	54

Mr. J. Frank Harrison, III was elected Chairman of the Board of Directors of the Company in December 1996 and Chief Executive Officer of the Company in May 1994. Mr. Harrison served as Vice Chairman of the Board of Directors of the Company from November 1987 to December 1996. He was first employed by the Company in 1977 and also served as a Division Sales Manager and as a Vice President.

Mr. David M. Katz was elected President and Chief Operating Officer of the Company in December 2018. Prior to that, he served in various positions within the Company, including Executive Vice President and Chief Financial Officer from January 2018 to December 2018, Executive Vice President, Product Supply and Culture & Stewardship from April 2017 to January 2018, Executive Vice President, Human Resources from April 2016 to April 2017 and Senior Vice President from January 2013 to March 2016. He held the position of Senior Vice President, Midwest Region for CCR, a wholly owned subsidiary of The Coca‑Cola Company, from November 2010 to December 2012. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca‑Cola Enterprises Inc.’s (“CCE”) East Business Unit from January 2010 to December 2010. From 2008 to 2010, he served as Chief Procurement Officer and as President and Chief Executive Officer of Coca‑Cola Bottlers’ Sales & Services Company LLC. He began his Coca‑Cola career in 1993 with CCE as a Logistics Consultant.

Mr. F. Scott Anthony was elected Executive Vice President and Chief Financial Officer of the Company in December 2018. Prior to that, he served as Senior Vice President, Treasurer of the Company from November 2018 to December 2018. Before joining the Company, Mr. Anthony served as Executive Vice President, Chief Financial Officer of Ventura Foods, LLC, a privately held food solutions company, from April 2011 to September 2018. Previously, Mr. Anthony spent 21 years with CCE in a variety of roles, including Vice President, Chief Financial Officer of CCE’s North America division, Vice President, Investor Relations & Planning, and Director, Acquisitions & Investor Relations.

Mr. Matthew J. Blickley was elected Senior Vice President, Financial Planning and Chief Accounting Officer of the Company in July 2020, effective August 2020. Prior to that, he served as Vice President, Financial Planning and Analysis of the Company from April 2018 to August 2020, as Senior Director, Financial Planning and Analysis of the Company from April 2016 to March 2018 and as Corporate Controller of the Company from November 2014 to March 2016. Before joining the Company, Mr. Blickley was with Family Dollar Stores, Inc., an operator of general merchandise retail discount stores, from January 2011 to November 2014, where he served in various senior financial roles, including Divisional Vice President, Financial Planning & Analysis and Director, Financial Reporting. Mr. Blickley is a certified public accountant and began his career with PricewaterhouseCoopers LLP in 2004 where he advanced from Audit Associate to Audit Manager during his more than six years with that firm.

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

Mr. Donell W. Etheridge was elected Executive Vice President, Product Supply Operations of the Company in March 2021. Prior to that, he served in various positions within the Company, including Senior Vice President, Product Supply Operations from September 2016 to February 2021, Vice President, Product Supply Operations from December 2013 to September 2016, Senior Director, Manufacturing from August 2011 to November 2013, Director, Operations from April 2009 to July 2011 and Plant Manager from January 2003 to March 2009. He also served the Company in several other positions prior to 2003 and was first employed by the Company in 1990.

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

Ms. Kimberly A. Kuo was elected Senior Vice President, Public Affairs, Communications and Sustainability of the Company in January 2016. Before joining the Company, she operated her own communications and marketing consulting firm, Sterling Strategies, LLC, from January 2014 to December 2015. Prior to that, she served as Chief Marketing Officer at Baker & Taylor, Inc., a book and entertainment distributor, from February 2009 to July 2013. Prior to her experience at Baker & Taylor, Inc., she served in various communications and government affairs roles on Capitol Hill, in political campaigns and with various trade associations and corporations.

Ms. Christine A. Motherwell was elected Senior Vice President, Human Resources of the Company in September 2021, effective January 1, 2022. Prior to that, she served in various positions within the Company, including Vice President, Human Resources Business Partner from October 2019 to December 2021, Vice President, Home Market Sales from April 2016 to September 2019, Vice President, Walmart/Club from April 2015 to March 2016 and Senior Director, Customer Development – Walmart from February 2013 to March 2015. Before joining the Company, Ms. Motherwell was National Account Executive, Publix of The Coca-Cola Company, the world’s largest nonalcoholic beverage company, from December 2011 to February 2013. Prior to that, Ms. Motherwell was with CCR, a wholly owned subsidiary of The Coca‑Cola Company, where she served as Director, Sales from January 2011 to December 2011 and as Sales Center Manager from October 2009 to December 2010.

Mr. Jeffrey L. Turney was elected Senior Vice President, Strategy & Business Transformation of the Company in January 2019. Prior to that, he served as Senior Vice President, Planning & Administration of the Company from January 2018 to December 2018 and as Vice President, Planning & Administration of the Company from December 2015 to December 2017. Before joining the Company, Mr. Turney was Vice President, Strategy & Business Development of The Coca‑Cola Company, the world’s largest nonalcoholic beverage company, from January 2011 to December 2015. Mr. Turney joined The Coca‑Cola Company in May 2002, serving in various other strategic planning, commercial operations, customer sales and finance positions with the Coca‑Cola North America division of The Coca‑Cola Company. Prior to his time in the Coca‑Cola system, Mr. Turney served consumer products and retail industry clients with Arthur Andersen Consulting from 1999 to 2002. From 1989 to 1999, he held various management and leadership roles in the consumer products and supermarket retail industry.

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

As of January 28, 2022, the number of stockholders of record of the Common Stock and the Class B Common Stock was 1,305 and 10, respectively.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing January 1, 2017 and ending December 31, 2021. The peer group is comprised of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company, Primo Water Corporation (f/k/a Cott Corporation) and PepsiCo, Inc.

The graph assumes $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and each of the companies within the peer group on January 1, 2017, and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Coca-Cola Consolidated, Inc., the S&P 500 Index and a Peer Group

*Assumes $100 invested on 1/1/2017 in stock or on 12/31/2016 in index, including reinvestment of dividends.
Index calculated on a month-end basis.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

Beginning in 2020, the Company’s fiscal year ends on December 31 of the applicable calendar year. Previously, the Company’s fiscal year generally ended on the Sunday closest to December 31 of each year. The fiscal years presented are the periods ended December 31, 2021 (“2021”) and December 31, 2020 (“2020”). Information concerning the fiscal year ended December 29, 2019 (“2019”) and a comparison of 2020 and 2019 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2020, filed with the SEC on February 26, 2021.

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

Executive Summary

Physical case volume increased 2.0% during 2021. On a comparable selling day basis, as defined in the “Comparable and Adjusted Non-GAAP Results” section below, physical case volume increased 3.0%, which included Sparkling and Still category volume growth of 1.3% and 7.1%, respectively. Still volume growth was driven primarily by BODYARMOR, smartwater and Monster, and also benefited from the re-openings of certain small stores and accounts where our products are consumed on-premise. Sparkling volume growth related to continued strong demand for multi-serve can packages sold in larger retail stores.

Net sales increased 11.1% to $5.56 billion in 2021. The increase in net sales was driven by the strong volume growth referenced above and by pricing actions taken during 2021. Price increases were taken to offset inflation on our major cost inputs, including aluminum, PET resin and transportation costs.

Gross profit in 2021 increased $185.3 million, or 10.5%, while gross margin decreased 20 basis points to 35.1%. The improvement in gross profit was primarily due to the continued strong demand for our products and the pricing actions taken during 2021 to offset cost increases. The decline in gross margin was driven primarily by the increased mix of Still beverages, which generally carry lower gross margins than Sparkling packages.

Selling, delivery and administrative (“SD&A”) expenses in 2021 increased $59.5 million, or 4.1%. SD&A expenses as a percentage of net sales decreased approximately 200 basis points to 27.2% in 2021. The increase in SD&A expenses related primarily to an increase in labor costs. During 2021, we provided incentives to attract, reward and retain our front-line teammates and we increased the base pay in certain competitive markets. Additionally, as channels of business and local economies re-opened compared to the prior year, our labor costs increased.

Income from operations in 2021 increased $125.8 million to $439.2 million. Net income increased $17.1 million in 2021 to $189.6 million as compared to 2020. Net income in 2021 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven primarily by changes in future cash flow projections. Fair value adjustments to this liability are routine and non-cash in nature.

Cash flows provided by operations for 2021 were $521.8 million, compared to $494.5 million in 2020. The Company reduced outstanding indebtedness by $217.0 million during 2021.

COVID-19 Impact

As COVID-19-related quarantines and other restrictions were loosened throughout 2021, demand for products sold for immediate consumption through smaller retail stores and on-premise locations increased. We also continued to experience strong demand for our products across our take-home channels in 2021. We are optimistic about top‑line growth opportunities in 2022 as we execute a robust commercial plan with our brand partners. However, given the uncertainty related to the duration of the COVID-19 pandemic and its influence on our consumers, customers, suppliers, teammates and communities, the Company recognizes 2022 will be a challenging year in which to plan and operate. While we currently expect another solid year of financial performance in 2022, we face increasing uncertainty related to a constrained labor pool, increased input costs, continued delays in supply movement and future COVID-19 variants and the resulting direct and indirect impacts. The Company continues to diligently monitor and manage through the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its teammates, communities and customers.

The Company continues to implement its COVID-19 Response Program, including numerous actions to protect and promote the health and safety of its consumers, customers, suppliers, teammates and communities, while it continues to manufacture and distribute products. Such actions include following prescribed Company and other accepted health and safety standards and protocols, including those adopted by the Centers for Disease Control and Prevention (the “CDC”) and local health authorities, and working closely with local health departments and appropriate agencies to manage and monitor teammate cases and exposures. Risk mitigation and safety activities continue; examples include adhering to sanitation protocols and promoting hygiene practices recommended by the CDC; implementing work-from-home routines for teammates whose work duties permit it; offering extended supplemental sick time for non-exempt teammates; and modifying our health and welfare plans for COVID-19-related events. The Company is actively monitoring the status of announced and potential regulations concerning vaccination or periodic testing for COVID-19 and the impact that such regulations, if implemented, may have on its workforce. If a significant number of our teammates are negatively impacted by regulations requiring vaccination or periodic testing of unvaccinated teammates, it may result in teammate attrition and our business operations may be adversely affected.

At this time and based on current trends, we do not currently expect the COVID-19 pandemic to materially impact our liquidity position or access to capital in 2022. We also have not experienced, and do not expect, any material impairments or adjustments to the fair values of our assets or the collectability of our receivables as a result of the COVID-19 pandemic.

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

Results of Operations

The Company’s results of operations for 2021 and 2020 are highlighted in the table below and discussed in the following paragraphs.

	Fiscal Year
(in thousands)	2021	2020	Change
Net sales	$5,562,714	$5,007,357	$555,357
Cost of sales	3,608,527	3,238,448	370,079
Gross profit	1,954,187	1,768,909	185,278
Selling, delivery and administrative expenses	1,515,016	1,455,531	59,485
Income from operations	439,171	313,378	125,793
Interest expense, net	33,449	36,735	(3,286)
Other expense, net	150,573	35,603	114,970
Income before taxes	255,149	241,040	14,109
Income tax expense	65,569	58,943	6,626
Net income	189,580	182,097	7,483
Less: Net income attributable to noncontrolling interest	—	9,604	(9,604)
Net income attributable to Coca‑Cola Consolidated, Inc.	189,580	172,493	17,087
Other comprehensive income (loss), net of tax	18,590	(4,051)	22,641
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$208,170	$168,442	$39,728

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures, as we continue to prioritize debt repayment and to focus on strengthening our balance sheet.

Net Sales

Net sales increased $555.4 million, or 11.1%, to $5.56 billion in 2021, as compared to $5.01 billion in 2020. The increase in net sales was primarily attributable to the following (in millions):

Fiscal Year 2021	Attributable to:
$412.5	Increase in net sales related to price increases and the shift in product mix. Approximately 70% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers, while approximately 30% was related to the shift in product mix to higher revenue still products in order to meet consumer preferences.
95.5	Increased physical case volume
28.3	The increase in fountain syrup and other related sales mainly sold in on-premise locations
17.6	Increased physical case volume to other Coca-Cola bottlers
1.5	Increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
$555.4	Total increase in net sales

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2021	2020	% Change
Bottle/can sales:
Sparkling beverages	$3,020,887	$2,760,827	9.4%
Still beverages	1,861,162	1,641,716	13.4%
Total bottle/can sales	4,882,049	4,402,543	10.9%

Other sales:
Sales to other Coca‑Cola bottlers	347,185	329,574	5.3%
Post-mix and other	333,480	275,240	21.2%
Total other sales	680,665	604,814	12.5%

Total net sales	$5,562,714	$5,007,357	11.1%

Product category sales volume of physical cases and the percentage change by product category were as follows:

	Fiscal Year
(in thousands)	2021	2020	% Change
Bottle/can sales volume:
Sparkling beverages	254,028	253,389	0.3%
Still beverages	112,008	105,423	6.2%
Total bottle/can sales volume	366,036	358,812	2.0%

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

Cost of sales increased $370.1 million, or 11.4%, to $3.61 billion in 2021, as compared to $3.24 billion in 2020. The increase in cost of sales was primarily attributable to the following (in millions):

Fiscal Year 2021	Attributable to:
$253.6	Increased input costs, including aluminum, PET resin and transportation costs, partially due to the impacts of inflation, as well as the shift in product mix to meet consumer preferences
69.6	Increased physical case volume
21.0	The increase in fountain syrup and other related sales mainly sold in on-premise locations
17.9	Increased physical case volume to other Coca-Cola bottlers
8.0	Increased volume of external freight revenue to external customers (other than nonalcoholic beverages)
$370.1	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $133.1 million in 2021, as compared to $126.2 million in 2020.

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

SD&A expenses increased $59.5 million, or 4.1%, to $1.52 billion in 2021, as compared to $1.46 billion in 2020. SD&A expenses as a percentage of sales decreased to 27.2% in 2021 from 29.1% in 2020. The increase in SD&A expenses was primarily attributable to the following (in millions):

Fiscal Year 2021	Attributable to:
$43.2	Increase in payroll expenses as we made adjustments to remain competitive in a challenging labor market
11.2	Increase in cash donations to various charities and donor-advised funds in light of the Company’s financial performance
5.1	Other
$59.5	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $674.3 million in 2021 and $622.1 million in 2020.

Interest Expense, Net

Interest expense, net decreased $3.3 million, or 8.9%, to $33.4 million in 2021, as compared to $36.7 million in 2020. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	Fiscal Year
(in thousands)	2021	2020
Increase in the fair value of the acquisition related contingent consideration liability	$146,308	$31,210
Non-service cost component of net periodic benefit cost	4,265	4,393
Total other expense, net	$150,573	$35,603

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

The increase in the fair value of the acquisition related contingent consideration liability in 2021 as compared to 2020 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees and changes to the discount rate used to calculate fair value throughout 2021 as compared to 2020.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before taxes, was 25.7% for 2021 and 24.5% for 2020. The Company’s effective income tax rate, calculated by dividing income tax expense by income before taxes minus net income attributable to noncontrolling interest, was 25.5% for 2020.

The Company’s income tax expense increased $6.6 million, or 11.2%, to $65.6 million in 2021, as compared to $58.9 million in 2020. The increase in income tax expense was primarily attributable to higher income before taxes during 2021 compared to 2020.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $9.6 million in 2020 related to the portion of Piedmont owned by The Coca‑Cola Company. On December 9, 2020, an indirect wholly owned subsidiary of the Company purchased the remaining 22.7% general partnership interest in Piedmont.

Other Comprehensive Income (Loss), Net of Tax

The Company had other comprehensive income, net of tax of $18.6 million in 2021 and other comprehensive loss, net of tax of $4.1 million in 2020. The improvement was primarily a result of actuarial gains on the Company’s pension and postretirement plans.

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

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2021	2020
Net sales:
Nonalcoholic Beverages	$5,432,669	$4,879,170
All Other	366,855	332,728
Eliminations(1)	(236,810)	(204,541)
Consolidated net sales	$5,562,714	$5,007,357

Income from operations:
Nonalcoholic Beverages	$456,713	$324,716
All Other	(17,542)	(11,338)
Consolidated income from operations	$439,171	$313,378

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting. The following tables reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP):

	Fiscal Year
(in millions)	2021	2020	Change
Physical case volume	366.0	358.8	2.0%
Volume related to extra days in fiscal year	—	3.4
Comparable physical case volume	366.0	355.4	3.0%

	Fiscal Year 2021
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$5,562,714	$1,954,187	$1,515,016	$439,171	$255,149	$189,580	$20.23
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	146,308	109,731	11.70
Fair value adjustments for commodity derivative instruments(2)	—	(3,469)	1,772	(5,241)	(5,241)	(3,931)	(0.42)
Supply chain optimization and consolidation(3)	—	7,542	(947)	8,489	8,489	6,367	0.68
Total reconciling items	—	4,073	825	3,248	149,556	112,167	11.96
Adjusted results (non-GAAP)	$5,562,714	$1,958,260	$1,515,841	$442,419	$404,705	$301,747	$32.19

Adjusted percentage change versus 2020	12.1%	11.5%	4.8%	43.0%

	Fiscal Year 2020
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before income taxes	Net income	Basic net income per share
Reported results (GAAP)	$5,007,357	$1,768,909	$1,455,531	$313,378	$241,040	$172,493	$18.40
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	31,210	23,408	2.50
Fair value adjustments for commodity derivative instruments(2)	—	(1,996)	791	(2,787)	(2,787)	(2,090)	(0.22)
Supply chain optimization and consolidation(3)	—	4,984	596	4,388	4,388	3,291	0.35
Results of extra days in fiscal year(4)	(44,174)	(16,280)	(10,765)	(5,515)	(5,515)	(4,137)	(0.44)
Total reconciling items	(44,174)	(13,292)	(9,378)	(3,914)	27,296	20,472	2.19
Adjusted results (non-GAAP)	$4,963,183	$1,755,617	$1,446,153	$309,464	$268,336	$192,965	$20.59

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

(4)Adjustment reflects three extra days in 2020, as compared to 2021.

Financial Condition

Total assets increased $223.1 million to $3.45 billion on December 31, 2021, as compared to $3.22 billion on December 31, 2020. Net working capital, defined as current assets less current liabilities, was $241.8 million on December 31, 2021, which was an increase of $37.6 million from December 31, 2020.

Significant changes in net working capital on December 31, 2021 from December 31, 2020 were as follows:

•An increase in cash and cash equivalents of $87.5 million primarily as a result of our strong operating performance.
•An increase in accounts receivable, trade of $46.8 million, driven primarily by increased net sales and the timing of cash receipts.
•An increase in inventories of $77.1 million, driven primarily by higher inventory levels to support anticipated consumer demand and increased input costs due to inflation.
•An increase in accounts payable, trade of $101.8 million due to the extension of payment terms for certain vendors and the timing of cash payments.
•An increase in accounts payable to The Coca‑Cola Company of $38.5 million primarily as a result of the timing of cash payments.
•An increase in accrued compensation of $23.3 million, primarily driven by improved financial results.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of December 31, 2021, the Company had $142.3 million in cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to refinance its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or access to capital.

The Company’s long-term debt as of December 31, 2021 and December 31, 2020 was as follows:

(in thousands)	Maturity Date	December 31, 2021	December 31, 2020
2016 Term Loan Facility(1)	6/7/2021	$—	$217,500
Senior notes	2/27/2023	125,000	125,000
2021 Term Loan Facility(2)	7/9/2024	—	—
Senior bonds and unamortized discount on senior bonds(3)	11/25/2025	349,966	349,957
2021 Revolving Credit Facility(4)	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,523)	(1,992)
Total long-term debt		$723,443	$940,465

(1)As of December 31, 2020, the 2016 Term Loan Facility (as defined under “Cash Flows From Financing Activities”) balance was classified as long term as the Company intended to refinance outstanding principal payments due in the next 12 months using the 2018 Revolving Credit Facility (as defined under “Cash Flows From Financing Activities”), which was classified as long-term debt, and the Company was not restricted by any subjective acceleration clause within the agreement for the 2018 Revolving Credit Facility.
(2)The 2021 Term Loan Facility (as defined under “Cash Flows From Financing Activities”) was fully repaid during the fourth quarter of 2021.
(3)The senior bonds due in 2025 were issued at 99.975% of par.
(4)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2021. These covenants have not and are not expected to restrict the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s Board of Directors has declared, and the Company has paid, dividends on the Common Stock and the Class B Common Stock and each class of common stock has participated equally in all dividends each quarter for more than 25 years. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the

Company’s operating results or financial position. As of December 31, 2021, the Company’s credit ratings and outlook for its long‑term debt were as follows:

	Credit Rating	Rating Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Positive

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2021	2020
Beginning balance - Level 3 liability	$434,694	$446,684
Payment of acquisition related contingent consideration	(39,097)	(43,400)
Reclassification to current payables	200	200
Increase in fair value	146,308	31,210
Ending balance - Level 3 liability	$542,105	$434,694

Material Contractual Obligations

The Company had a number of contractual obligations and commercial obligations as of December 31, 2021 that are material to an assessment of the Company’s short- and long-term cash requirements.

The Company has long-term debt of $725.0 million, none of which is contractually due in 2022. The remaining interest payments on the Company’s debt obligations is an estimated $124.5 million determined in reference to the contractual terms of such debt, of which an estimated $27.3 million is due in 2022.

The Company’s acquisition related contingent consideration liability relates to sub-bottling fees in distribution territories subject to sub-bottling payments required under the CBA and totaled $542.1 million as of December 31, 2021. The future expected sub-bottling payments extend through the life of the applicable distribution assets, which is generally 40 years. The Company expects to pay $51.5 million of the acquisition related contingent consideration liability in 2022, which is classified as other accrued liabilities in the consolidated balance sheets.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company estimates this purchase obligation to be $298.0 million, of which an estimated $119.2 million of purchases is expected to occur in 2022.

The Company has $169.6 million in total minimum operating lease obligations including interest, of which $26.0 million are due in 2022. The Company has $85.2 million in total minimum financing lease obligations including interest, of which $7.1 million are due in 2022.

The Company estimates obligations for its executive benefit plans to be $178.4 million, of which an estimated $32.1 million of payments is expected to occur in 2022.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2021, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $137.0 million. Payments for these contractual arrangements are expected to be $31.4 million in 2022.

The Company is a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation has no minimum purchase requirements; however, purchases from Southeastern were $125.1 million during 2021 and are expected to remain material in future foreseeable periods. See Note 20 to the consolidated financial statements for additional information related to Southeastern.

Cash Sources and Uses

A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2021	2020
Cash Sources:
Net cash provided by operating activities(1)	$521,755	$494,461
Borrowings under term loan facility	70,000	—
Borrowings under revolving credit facility	55,000	235,000
Proceeds from the sale of property, plant and equipment	5,274	3,385
Total cash sources	$652,029	$732,846

Cash Uses:
Payments on term loan facilities	$287,500	$45,000
Additions to property, plant and equipment	155,693	202,034
Payments on revolving credit facility	55,000	280,000
Payments of acquisition related contingent consideration	39,097	43,400
Cash dividends paid	9,374	9,374
Other distribution agreements	8,993	—
Payments on financing lease obligations	4,778	5,861
Purchase of noncontrolling interest in Piedmont	—	100,000
Other	4,073	1,998
Total cash uses	$564,508	$687,667
Net increase in cash	$87,521	$45,179

(1)Net cash provided by operating activities in 2021 included net income tax payments of $71.0 million, payment of deferred payroll taxes under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) of $18.7 million and pension plan contributions of $6.8 million. Net cash provided by operating activities in 2020 included net income tax payments of $55.8 million, deferral of payroll taxes under the CARES Act of $37.4 million and pension plan contributions of $16.3 million.

Cash Flows From Operating Activities

During 2021, cash provided by operating activities was $521.8 million, which was an increase of $27.3 million, as compared to 2020. The cash flows from operations were primarily the result of our strong operating performance.

Cash Flows From Investing Activities

During 2021, cash used in investing activities was $161.9 million, which was a decrease of $38.5 million, as compared to 2020. The decrease was primarily a result of additions to property, plant and equipment, which were $155.7 million during 2021 and $202.0 million during 2020. There were $35.8 million and $17.0 million of additions to property, plant and equipment accrued in accounts payable, trade as of December 31, 2021 and December 31, 2020, respectively.

The Company anticipates additions to property, plant and equipment in 2022 to be in the range of $200 million to $220 million.

Cash Flows From Financing Activities

During 2021, cash used in financing activities was $272.3 million, which was an increase of $23.4 million, as compared to 2020. The increase was primarily a result of net repayments of debt of $217.5 million in 2021, stemming from our improved financial results.

The Company had cash payments for acquisition related contingent consideration of $39.1 million during 2021 and $43.4 million during 2020. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $35 million to $62 million.

On June 7, 2021, the Company used a combination of cash on hand and borrowings under its previous revolving credit facility (the “2018 Revolving Credit Facility”) to repay the remaining balance of its previous term loan facility (the “2016 Term Loan Facility”) that matured on that date.

On July 9, 2021, the Company entered into a credit agreement, providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “2021 Revolving Credit Facility”), maturing on July 9, 2026. Borrowings under the 2021 Revolving Credit Facility bear interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). The 2021 Revolving Credit Facility’s underlying credit agreement includes successor LIBOR rate provisions, providing that the SOFR will be used as the LIBOR replacement rate for borrowings under the facility after June 30, 2023, unless the Company and its lenders agree to an alternative reference rate based on prevailing market convention at the replacement date. In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the 2021 Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the 2021 Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The 2021 Revolving Credit Facility replaced the 2018 Revolving Credit Facility, which had a maturity date of June 8, 2023.

Also on July 9, 2021, the Company entered into a term loan agreement, providing for a three-year senior unsecured term loan facility in the aggregate principal amount of $70 million (the “2021 Term Loan Facility”), maturing on July 9, 2024. Borrowings under the 2021 Term Loan Facility bore interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the Company’s Debt Rating. The entire amount of the 2021 Term Loan Facility was fully drawn on July 9, 2021. The Company used approximately $55 million of the proceeds of the 2021 Term Loan Facility to repay outstanding indebtedness under the 2018 Revolving Credit Facility and used the remaining proceeds for general corporate purposes. During the fourth quarter of 2021, the Company repaid the $70 million of borrowings outstanding under the 2021 Term Loan Facility.

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

	Fiscal Year
(in thousands)	2021	2020
Decrease in cost of sales	$(12,647)	$(518)
Increase (decrease) in SD&A expenses	(4,183)	2,343
Net impact	$(16,830)	$1,825

Discussion of Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company’s most critical accounting estimates, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters.

Any changes in critical accounting estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment and other intangibles when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair values of the long-lived assets. During 2021 and 2020, the Company performed periodic reviews of property, plant and equipment and other intangibles and determined no material impairment existed.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter during both 2021 and 2020 and determined there was no impairment of the carrying values of these assets. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2021 annual test date.

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

Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. See Note 17 to the consolidated financial statements for additional information.

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Primary Plan and the Bargaining Plan was 2.97% and 3.31%, respectively, in 2021 and 2.66% and 3.12%, respectively, in 2020. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the Aon AA Above Median yield curve as of the measurement date and reviews the discount rate assumption at the end of each year.

Pension costs were $9.3 million in 2021 and $8.3 million in 2020.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation for Primary Plan at December 31, 2021	$(10,250)	$10,720
Net periodic pension cost for Primary Plan in 2021	63	(89)

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation for Bargaining Plan at December 31, 2021	$(2,671)	$2,890
Net periodic pension cost for Bargaining Plan in 2021	(647)	700

The weighted average expected long-term rate of return of plan assets used in computing net periodic pension costs for the Primary Plan was 4.75% in 2021 and 5.50% in 2020. The weighted average expected long-term rate of return of plan assets used in computing net periodic pension costs for the Bargaining Plan was 5.75% in 2021 and 6.25% in 2020. These rates reflect an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets and the weighted average expected long-term rate of return of each asset type. The actual return on pension plan assets for the Primary Plan was a gain of 5.0% in 2021 and 14.3% in 2020. The actual return on pension plan assets for the Bargaining Plan was a gain of 10.5% in 2021 and 13.9% in 2020.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on the annual yield on long-term corporate bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 2.98% in 2021 and 2.70% in 2020. The discount rate was derived using the Aon AA Above Median yield curve. Projected benefit payouts for each plan were matched to the Aon AA Above Median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2021	$(1,941)	$2,047
Net periodic postretirement benefit cost in 2021	(163)	171

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

These forward-looking statements may be identified by the use of the words “will,” “may,” “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” “could,” “strive” and other similar terms and expressions. Various factors, risks and uncertainties may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, risks and uncertainties that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in “Item 1A. Risk Factors” of this report and elsewhere herein, including, without limitation, the factors described under “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report, or in other filings or statements made by the Company. All of the forward-looking statements in this report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of December 31, 2021. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of December 31, 2021, there would be no change to interest expense for the next 12 months.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $70.4 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 7.0% in 2021, 1.4% in 2020 and 2.3% in 2019. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 8.Financial Statements and Supplementary Data.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2021	2020	2019
Net sales	$5,562,714	$5,007,357	$4,826,549
Cost of sales	3,608,527	3,238,448	3,156,047
Gross profit	1,954,187	1,768,909	1,670,502
Selling, delivery and administrative expenses	1,515,016	1,455,531	1,489,748
Income from operations	439,171	313,378	180,754
Interest expense, net	33,449	36,735	45,990
Other expense, net	150,573	35,603	100,539
Income before taxes	255,149	241,040	34,225
Income tax expense	65,569	58,943	15,665
Net income	189,580	182,097	18,560
Less: Net income attributable to noncontrolling interest	—	9,604	7,185
Net income attributable to Coca‑Cola Consolidated, Inc.	$189,580	$172,493	$11,375

Basic net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$20.23	$18.40	$1.21
Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$20.23	$18.40	$1.21
Weighted average number of Class B Common Stock shares outstanding	2,232	2,232	2,229

Diluted net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$20.17	$18.30	$1.21
Weighted average number of Common Stock shares outstanding – assuming dilution	9,400	9,427	9,417

Class B Common Stock	$20.16	$18.28	$1.19
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,259	2,286	2,276

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2021	2020	2019
Net income	$189,580	$182,097	$18,560

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	14,965	(673)	(20,484)
Prior service credits	3	15	17
Postretirement benefits reclassification including benefit costs:
Actuarial gain (loss)	3,089	(3,137)	3,711
Prior service costs	—	—	(975)
Interest rate swap	556	(286)	(270)
Foreign currency translation adjustment	(23)	30	(16)
Other comprehensive income (loss), net of tax	18,590	(4,051)	(18,017)

Comprehensive income	208,170	178,046	543
Less: Comprehensive income attributable to noncontrolling interest	—	9,604	7,185
Comprehensive income (loss) attributable to Coca‑Cola Consolidated, Inc.	$208,170	$168,442	$(6,642)

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$142,314	$54,793
Accounts receivable, trade	472,270	425,445
Allowance for doubtful accounts	(17,336)	(21,620)
Accounts receivable from The Coca-Cola Company	57,737	49,203
Accounts receivable, other	33,878	37,084
Inventories	302,851	225,757
Prepaid expenses and other current assets	78,068	74,146
Assets held for sale	6,880	6,429
Total current assets	1,076,662	851,237
Property, plant and equipment, net	1,030,688	1,022,722
Right-of-use assets - operating leases	139,877	134,383
Leased property under financing leases, net	64,211	69,867
Other assets	120,486	111,781
Goodwill	165,903	165,903
Distribution agreements, net	836,777	853,753
Customer lists, net	10,966	12,804
Total assets	$3,445,570	$3,222,450

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$22,048	$19,766
Current portion of obligations under financing leases	6,060	5,860
Accounts payable, trade	319,318	217,560
Accounts payable to The Coca-Cola Company	145,671	107,181
Other accrued liabilities	226,769	205,141
Accrued compensation	110,894	87,608
Accrued interest payable	4,096	3,944
Total current liabilities	834,856	647,060
Deferred income taxes	136,432	139,423
Pension and postretirement benefit obligations	93,391	113,325
Other liabilities	758,610	679,280
Noncurrent portion of obligations under operating leases	122,046	119,923
Noncurrent portion of obligations under financing leases	65,006	69,984
Long-term debt	723,443	940,465
Total liabilities	2,733,784	2,709,460
Commitments and Contingencies
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued - none
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued - 2,860,356 shares	2,860	2,860
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none
Additional paid in capital	135,953	135,953
Retained earnings	724,486	544,280
Accumulated other comprehensive loss	(100,463)	(119,053)
Treasury stock, at cost: Common Stock - 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity	711,786	512,990
Total liabilities and equity	$3,445,570	$3,222,450

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$189,580	$182,097	$18,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	157,320	155,936	156,886
Amortization of intangible assets and deferred proceeds, net	23,245	23,081	23,030
Fair value adjustment of acquisition related contingent consideration	146,308	31,210	92,788
Deferred payroll taxes under CARES Act	(18,739)	37,412	—
Deferred income taxes	(9,183)	8,737	3,987
Loss on sale of property, plant and equipment	5,921	5,187	6,498
Impairment and abandonment of property, plant and equipment	3,200	8,030	8,798
Amortization of debt costs	1,256	1,050	1,313
Stock compensation expense	—	—	2,045
Change in current assets less current liabilities	30,595	36,901	(31,681)
Change in other noncurrent assets	16,003	21,820	15,201
Change in other noncurrent liabilities	(23,728)	(18,065)	(7,203)
Other	(23)	1,065	148
Total adjustments	332,175	312,364	271,810
Net cash provided by operating activities	$521,755	$494,461	$290,370

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(155,693)	$(202,034)	$(171,374)
Other distribution agreements	(8,993)	—	(4,654)
Proceeds from the sale of property, plant and equipment	5,274	3,385	4,064
Investment in CONA Services LLC	(2,531)	(1,770)	(1,713)
Net cash used in investing activities	$(161,943)	$(200,419)	$(173,677)

Cash Flows from Financing Activities:
Payments on revolving credit facility	$(55,000)	$(280,000)	$(550,339)
Borrowings under revolving credit facility	55,000	235,000	515,339
Payments on term loan facilities	(287,500)	(45,000)	(140,000)
Borrowings under term loan facility	70,000	—	—
Proceeds from issuance of senior notes	—	—	100,000
Purchase of noncontrolling interest in Piedmont Coca-Cola Bottling Partnership	—	(100,000)	—
Payments of acquisition related contingent consideration	(39,097)	(43,400)	(27,182)
Cash dividends paid	(9,374)	(9,374)	(9,369)
Payments on financing lease obligations	(4,778)	(5,861)	(8,656)
Debt issuance fees	(1,542)	(228)	(420)
Net cash used in financing activities	$(272,291)	$(248,863)	$(120,627)

Net increase (decrease) in cash	$87,521	$45,179	$(3,934)
Cash at beginning of year	54,793	9,614	13,548
Cash at end of year	$142,314	$54,793	$9,614

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 30, 2018	$10,204	$2,839	$124,228	$359,435	$(77,265)	$(60,845)	$(409)	$358,187	$96,979	$455,166
Net income	—	—	—	11,375	—	—	—	11,375	7,185	18,560
Other comprehensive loss, net of tax	—	—	—	—	(18,017)	—	—	(18,017)	—	(18,017)
Cash dividends paid:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,228)	—	—	—	(2,228)	—	(2,228)
Issuance of 19,224 shares of Class B Common Stock	—	21	4,755	—	—	—	—	4,776	—	4,776
Reclassification of stranded tax effects	—	—	—	19,720	(19,720)	—	—	—	—	—
Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	172,493	—	—	—	172,493	9,604	182,097
Other comprehensive loss, net of tax	—	—	—	—	(4,051)	—	—	(4,051)	—	(4,051)
Cash dividends paid:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,233)	—	—	—	(2,233)	—	(2,233)
Purchase of noncontrolling interest in Piedmont Coca-Cola Bottling Partnership	—	—	6,970	—	—	—	—	6,970	(113,768)	(106,798)
Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990	$—	$512,990
Net income	—	—	—	189,580	—	—	—	189,580	—	189,580
Other comprehensive income, net of tax	—	—	—	—	18,590	—	—	18,590	—	18,590
Cash dividends paid:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,233)	—	—	—	(2,233)	—	(2,233)
Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786	$—	$711,786

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Summary of Significant Accounting Policies

Description of Business

Coca‑Cola Consolidated, Inc. (the “Company”) distributes, markets and manufactures nonalcoholic beverages, primarily products of The Coca‑Cola Company, and is the largest Coca‑Cola bottler in the United States. Approximately 83% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company also distributes products for several other beverage companies, including Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”).

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

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

Beginning in 2020, the Company’s fiscal year ends on December 31 of the applicable calendar year. Previously, the Company’s fiscal year generally ended on the Sunday closest to December 31 of each year. The fiscal years presented are the periods ended December 31, 2021 (“2021”), December 31, 2020 (“2020”) and December 29, 2019 (“2019”).

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal use software was $5.4 million in 2021, $6.7 million in 2020 and $7.7 million in 2019.

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

During 2021, 2020 and 2019, the Company performed its annual impairment test of goodwill and determined there was no impairment of the carrying value of these assets.

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

Marketing Funding Support

The Company receives marketing funding support payments in cash from The Coca‑Cola Company and other beverage companies. Payments to the Company for marketing programs to promote bottle/can sales volume and fountain syrup sales volume are recognized as a reduction to cost of sales, primarily on a per unit basis, as the product is sold. Payments for periodic programs are recognized in the period during which they are earned.

Cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products or services. As such, the cash received is accounted for as a reduction to cost of sales unless it is a specific reimbursement of costs or payments for services. Payments the Company receives from The Coca‑Cola Company and other beverage companies for marketing funding support are classified as reductions to cost of sales.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished products from manufacturing plants to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished products from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $674.3 million in 2021, $622.1 million in 2020 and $623.4 million in 2019.

Stock Compensation

The Company has a long-term performance equity plan (the “Long-Term Performance Equity Plan”) under which awards are earned and granted to Mr. Harrison based on the Company’s attainment during a performance period of performance measures specified by the Compensation Committee of the Company’s Board of Directors. Mr. Harrison may elect to have awards earned under the Long‑Term Performance Equity Plan settled in cash and/or shares of Class B Common Stock. In 2018, the Long-Term Performance Equity Plan replaced a performance unit award agreement (the “Performance Unit Award Agreement”). The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in 2019 in connection with Mr. Harrison’s services during 2018. See Note 2 for additional information on Mr. Harrison’s stock compensation programs.

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

Each share of Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 20 votes per share at all meetings of the Company’s stockholders. Except as otherwise required by law, holders of the Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result, the holders of the Class B Common Stock control approximately 86% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. In the event of liquidation, there is no preference between the two classes of common stock.

Dividends

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s Restated Certificate of Incorporation, as amended (the “Restated Certificate of Incorporation”), may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. Under the Restated Certificate of Incorporation, the Board of Directors may declare dividends on the Common Stock without declaring equal or any dividends on the

Class B Common Stock. Notwithstanding this provision, the Class B Common Stock has voting and conversion rights that allow the Class B Common Stock to participate equally on a per share basis with the Common Stock.

The Board of Directors has declared, and the Company has paid, dividends on the Common Stock and the Class B Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994. During 2021, 2020 and 2019, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock. Total cash dividends paid were $9.4 million per year in 2021, 2020 and 2019.

Net Income Per Share

The Company applies the two-class method for calculating and presenting net income per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared or accumulated and participation rights in undistributed earnings. Under this method:

(i)Income from continuing operations (“net income”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid for the current period.
(ii)The remaining earnings (“undistributed earnings”) are allocated to Common Stock and Class B Common Stock to the extent each security may share in earnings as if all the earnings for the period had been distributed. The total earnings allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for a participation feature.
(iii)The total earnings allocated to each security is then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
(iv)Basic and diluted net income per share data are presented for each class of common stock.

In applying the two-class method, the Company determined undistributed earnings should be allocated equally on a per share basis between the Common Stock and Class B Common Stock due to the aggregate participation rights of the Class B Common Stock (i.e., the voting and conversion rights) and the Company’s history of paying dividends equally on a per share basis on the Common Stock and the Class B Common Stock.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019‑12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improves consistent application of and simplifies GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 in 2021 and the adoption did not have a material impact on its consolidated financial statements.

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

As of December 31, 2021, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 5% of the total voting power of the Company’s Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of the J. Frank Harrison, Jr. family trusts described above, have agreed to vote the shares of the Company’s Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2021	2020	2019
Payments made by the Company to The Coca-Cola Company(1)	$1,558,784	$1,444,492	$1,374,313
Payments made by The Coca-Cola Company to the Company	207,073	128,749	152,798

(1)This excludes payments made by the Company to Coca-Cola Refreshments USA, Inc., a wholly owned subsidiary of The Coca‑Cola Company, as discussed in the next section.

More than 80% of the payments made by the Company to The Coca‑Cola Company were for concentrate, syrup, sweetener and other finished goods products, which were recorded in cost of sales in the consolidated statements of operations and represent the primary components of the soft drink products the Company manufactures and distributes. Payments made by the Company to The Coca‑Cola Company also included payments for marketing programs associated with large, national customers managed by The Coca‑Cola Company on behalf of the Company, which were recorded as a reduction to net sales in the consolidated statements of operations. Other payments made by the Company to The Coca‑Cola Company related to cold drink equipment parts, fees associated with the rights to distribute certain brands and other customary items.

Payments made by The Coca‑Cola Company to the Company included annual funding in connection with the Company’s agreement to support certain business initiatives developed by The Coca‑Cola Company and funding associated with the delivery of post-mix products to various customers, both of which were recorded as a reduction to cost of sales in the consolidated statements of operations. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses. Payments made by The Coca‑Cola Company to the Company also included transportation services and fountain product delivery and equipment repair services performed by the Company on The Coca‑Cola Company’s equipment, all of which were recorded in net sales in the consolidated statements of operations.

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

Sub-bottling payments to CCR were $39.1 million in 2021, $43.4 million in 2020 and $27.2 million in 2019. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future sub‑bottling payments to CCR:

(in thousands)	December 31, 2021	December 31, 2020
Current portion of acquisition related contingent consideration	$51,518	$36,020
Noncurrent portion of acquisition related contingent consideration	490,587	398,674
Total acquisition related contingent consideration	$542,105	$434,694

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the consolidated balance sheets, was $21.7 million as of December 31, 2021 and $21.9 million as of December 31, 2020.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the consolidated balance sheets, was $8.2 million as of December 31, 2021 and $8.0 million as of December 31, 2020. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the consolidated statements of operations, were $8.7 million in 2021, $9.0 million in 2020 and $9.1 million in 2019.

Coca‑Cola Bottlers’ Sales & Services Company LLC (“CCBSS”)

Along with all other Coca‑Cola bottlers in the United States and Canada, the Company is a member of CCBSS, a company formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system. The Company accounts for CCBSS as an equity method investment and its investment in CCBSS is not material.

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $7.9 million on December 31, 2021 and $6.3 million on December 31, 2020, which were classified as accounts receivable, other in the consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.9 million in 2021, $2.5 million in 2020 and $2.3 million in 2019, which were classified as SD&A expenses in the consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the consolidated balance sheets, was $13.7 million as of December 31, 2021 and $11.5 million as of December 31, 2020.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $24.1 million in 2021, $22.0 million in 2020 and $22.2 million in 2019.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation (“Beacon”), of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease agreement was $28.2 million on December 31, 2021 and $30.8 million on December 31, 2020.

The Company leases the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina from Harrison Limited Partnership One (“HLP”), which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. The annual base rent the Company is obligated to pay under the financing lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2035. The principal balance outstanding under this lease was $59.1 million on December 31, 2021 and $61.9 million on December 31, 2020.

A summary of rental payments for these leases related to 2021, 2020, and 2019 is as follows:

	Fiscal Year
(in thousands)	2021	2020	2019
Company headquarters(1)	$3,778	$3,304	$4,525
Snyder Production Center	4,451	4,451	4,354

(1)     2019 fell under a previous lease agreement with Beacon and included contingent rental payments that were a result of changes in the Consumer Price Index minimum, which were recorded as adjustments to interest expense, net in the consolidated statements of operations.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the consolidated statements of operations, was $9.8 million in 2021, $9.2 million in 2020 and $12.9 million in 2019.

During 2019, J. Frank Harrison, III received 34,700 shares of the Company’s Class B Common Stock in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company during 2018, pursuant to the Performance Unit Award Agreement. The Performance Unit Award Agreement expired at the end of 2018, with the final award issued in 2019. As permitted under the terms of the Performance Unit Award Agreement, 15,476 shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units and the remaining 19,224 shares increased the total shares of Class B Common Stock outstanding. Compensation expense for the awards issued pursuant to the Performance Unit Award Agreement, recognized based on the closing share price of Common Stock as of the last trading day prior to the end of each fiscal period, was $2.0 million in 2019.

3.Revenue Recognition

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time. Point in time sales accounted for approximately 97% of the Company’s net sales in 2021, 97% of the Company’s net sales in 2020 and 96% of the Company’s net sales in 2019.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Fiscal Year
(in thousands)	2021	2020	2019
Point in time net sales:
Nonalcoholic Beverages - point in time	$5,389,444	$4,842,934	$4,649,037
Total point in time net sales	$5,389,444	$4,842,934	$4,649,037

Over time net sales:
Nonalcoholic Beverages - over time	$43,225	$36,236	$45,391
All Other - over time	130,045	128,187	132,121
Total over time net sales	$173,270	$164,423	$177,512

Total net sales	$5,562,714	$5,007,357	$4,826,549

The Company’s allowance for doubtful accounts in the consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.0 million as of December 31, 2021 and $3.6 million as of December 31, 2020.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during 2021:

	Fiscal Year
(in thousands)	2021	2020
Beginning balance - allowance for credit losses	$18,070	$10,232
Additions charged to expenses and as reductions to net sales	4,638	14,265
Deductions	(8,372)	(6,427)
Ending balance - allowance for credit losses	$14,336	$18,070

4.Segments

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

	Fiscal Year
(in thousands)	2021	2020	2019
Net sales:
Nonalcoholic Beverages	$5,432,669	$4,879,170	$4,694,428
All Other	366,855	332,728	345,005
Eliminations(1)	(236,810)	(204,541)	(212,884)
Consolidated net sales	$5,562,714	$5,007,357	$4,826,549

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

	Fiscal Year
(in thousands)	2021	2020	2019
Income from operations:
Nonalcoholic Beverages	$456,713	$324,716	$174,133
All Other	(17,542)	(11,338)	6,621
Consolidated income from operations	$439,171	$313,378	$180,754

Depreciation and amortization:
Nonalcoholic Beverages	$168,206	$167,355	$169,879
All Other	12,359	11,662	10,037
Consolidated depreciation and amortization	$180,565	$179,017	$179,916

5.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 for additional information related to net income per share.

	Fiscal Year
(in thousands, except per share data)	2021	2020	2019
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Consolidated, Inc.	$189,580	$172,493	$11,375
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,233	2,233	2,228
Total undistributed earnings	$180,206	$163,119	$2,006

Common Stock undistributed earnings – basic	$137,293	$124,275	$1,529
Class B Common Stock undistributed earnings – basic	42,913	38,844	477
Total undistributed earnings – basic	$180,206	$163,119	$2,006

Common Stock undistributed earnings – diluted	$136,899	$123,563	$1,521
Class B Common Stock undistributed earnings – diluted	43,307	39,556	485
Total undistributed earnings – diluted	$180,206	$163,119	$2,006

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings – basic	137,293	124,275	1,529
Numerator for basic net income per Common Stock share	$144,434	$131,416	$8,670

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,233	$2,233	$2,228
Class B Common Stock undistributed earnings – basic	42,913	38,844	477
Numerator for basic net income per Class B Common Stock share	$45,146	$41,077	$2,705

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,233	2,233	2,228
Common Stock undistributed earnings – diluted	180,206	163,119	2,006
Numerator for diluted net income per Common Stock share	$189,580	$172,493	$11,375

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,233	$2,233	$2,228
Class B Common Stock undistributed earnings – diluted	43,307	39,556	485
Numerator for diluted net income per Class B Common Stock share	$45,540	$41,789	$2,713

	Fiscal Year
(in thousands, except per share data)	2021	2020	2019
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,232	2,232	2,229

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,400	9,427	9,417
Class B Common Stock weighted average shares outstanding – diluted	2,259	2,286	2,276

Basic net income per share:
Common Stock	$20.23	$18.40	$1.21
Class B Common Stock	$20.23	$18.40	$1.21

Diluted net income per share:
Common Stock	$20.17	$18.30	$1.21
Class B Common Stock	$20.16	$18.28	$1.19

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
(3)For periods presented during which the Company has net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement. For periods presented during which the Company has net loss, the unvested performance units granted pursuant to the Long-Term Performance Equity Plan and the Performance Unit Award Agreement are excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. See Note 2 for additional information on the Long-Term Performance Equity Plan and the Performance Unit Award Agreement.
(4)The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of the Company’s Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of shares relative to such award is prospectively removed from the denominator in the computation of diluted net income per share.
(5)The Company did not have anti-dilutive shares for any periods presented.

6.Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Finished products	$181,751	$140,080
Manufacturing materials	81,183	47,081
Plastic shells, plastic pallets and other inventories	39,917	38,596
Total inventories	$302,851	$225,757

7.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Repair parts	$26,643	$26,811
Commodity hedges at fair market value	7,714	2,417
Prepaid software	7,038	6,650
Prepaid marketing	4,380	4,773
Prepaid taxes	4,079	8,428
Other prepaid expenses and other current assets	28,214	25,067
Total prepaid expenses and other current assets	$78,068	$74,146

8.Assets Held for Sale

As of December 31, 2021, certain properties owned by the Company met the accounting guidance criteria to be classified as assets held for sale. The properties primarily relate to warehousing and distribution operations that have been consolidated into new facilities. All properties classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these properties and none meet the accounting guidance criteria to be classified as discontinued operations..

Following is a summary of the assets held for sale:

(in thousands)	December 31, 2021	December 31, 2020
Land	$2,906	$2,559
Buildings and leasehold and land improvements	3,974	3,870
Total assets held for sale	$6,880	$6,429

An impairment of $1.6 million was recorded in 2020 for the locations classified as assets held for sale as of December 31, 2020 as a result of the net book value exceeding the agreed upon purchase price of one of the locations. This impairment was recorded within cost of sales on the consolidated statements of operations and within impairment and abandonment of property, plant and equipment on the consolidated statements of cash flows.

9.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2021	December 31, 2020	Estimated Useful Lives
Land	$80,261	$81,981
Buildings	265,070	240,173	8-50 years
Machinery and equipment	443,592	392,998	5-20 years
Transportation equipment	466,238	445,218	3-20 years
Furniture and fixtures	95,062	96,606	3-10 years
Cold drink dispensing equipment	436,954	465,881	3-17 years
Leasehold and land improvements	178,809	155,077	5-20 years
Software for internal use	47,982	46,569	3-10 years
Construction in progress	23,496	54,505
Total property, plant and equipment, at cost	2,037,464	1,979,008
Less: Accumulated depreciation and amortization	1,006,776	956,286
Property, plant and equipment, net	$1,030,688	$1,022,722

During 2021, 2020 and 2019, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

10.Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	8.3 years	9.4 years
Financing leases	12.5 years	13.4 years
Weighted average discount rate:
Operating leases	3.6%	4.0%
Financing leases	3.1%	3.2%

Following is a summary of the Company’s leases within the consolidated statements of operations:

	Fiscal Year
(in thousands)	2021	2020	2019
Operating lease costs	$26,385	$24,823	$18,820
Short-term and variable leases	17,245	15,305	13,605
Depreciation expense from financing leases	5,656	4,678	5,967
Interest expense on financing lease obligations	2,301	1,728	2,714
Total lease cost	$51,587	$46,534	$41,106

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2021:

(in thousands)	Operating Leases	Financing Leases
2022	$26,026	$7,145
2023	24,893	7,201
2024	20,639	7,396
2025	16,740	7,593
2026	15,575	6,100
Thereafter	65,695	49,728
Total minimum lease payments including interest	$169,568	$85,163
Less: Amounts representing interest	25,474	14,097
Present value of minimum lease principal payments	144,094	71,066
Less: Current portion of lease liabilities - operating and financing leases	22,048	6,060
Noncurrent portion of lease liabilities - operating and financing leases	$122,046	$65,006

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2020:

(in thousands)	Operating Leases	Financing Leases
2021	$24,056	$7,079
2022	20,970	7,145
2023	18,125	7,201
2024	15,330	7,396
2025	13,747	7,593
Thereafter	77,353	55,827
Total minimum lease payments including interest	$169,581	$92,241
Less: Amounts representing interest	29,892	16,397
Present value of minimum lease principal payments	139,689	75,844
Less: Current portion of lease liabilities - operating and financing leases	19,766	5,860
Noncurrent portion of lease liabilities - operating and financing leases	$119,923	$69,984

Following is a summary of the Company’s leases within the consolidated statements of cash flows:

	Fiscal Year
(in thousands)	2021	2020	2019
Cash flows from operating activities impact:
Operating leases	$27,642	$24,718	$18,138
Interest payments on financing lease obligations	2,301	1,728	2,714
Total cash flows from operating activities impact	$29,943	$26,446	$20,852

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$4,778	$5,861	$8,656
Total cash flows from financing activities impact	$4,778	$5,861	$8,656

As of December 31, 2021, the Company had four operating lease commitments that had not yet commenced. These lease commitments have a lease term of approximately three to five years and are expected to commence during the first quarter of 2022. The additional lease liability associated with these lease commitments is expected to be $6.1 million.

11.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 10 to 40 years, consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Distribution agreements at cost	$960,042	$952,533
Less: Accumulated amortization	123,265	98,780
Distribution agreements, net	$836,777	$853,753

Following is a summary of activity for distribution agreements, net during 2021 and 2020:

	Fiscal Year
(in thousands)	2021	2020
Beginning balance - distribution agreements, net	$853,753	$876,096
Other distribution agreements	7,509	1,984
Additional accumulated amortization	(24,485)	(24,327)
Ending balance - distribution agreements, net	$836,777	$853,753

Subsequent to year-end, the Company entered into an agreement with a related party to acquire $30.1 million of additional distribution rights with an estimated useful life of 40 years.

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 31, 2021 will be $24.9 million for each fiscal year 2022 through 2026.

12.Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	14,322	12,484
Customer lists, net	$10,966	$12,804

Assuming no impairment of customer lists, net, amortization expense in future years based upon recorded amounts as of December 31, 2021 will be approximately $1.7 million for each fiscal year 2022 through 2026.

13.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued insurance costs	$51,645	$48,318
Current portion of acquisition related contingent consideration	51,518	36,020
Accrued marketing costs	32,249	38,539
Employee and retiree benefit plan accruals	32,007	31,653
Current portion of deferred payroll taxes under CARES Act	18,739	18,706
Accrued taxes (other than income taxes)	6,638	6,178
All other accrued expenses	33,973	25,727
Total other accrued liabilities	$226,769	$205,141

The Company has taken advantage of certain provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which allowed an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise have been due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022. During 2021, the Company repaid the portion of the deferred payroll taxes classified as current as of December 31, 2020. The Company intends to repay the remaining portion of the deferred payroll taxes during 2022, and, thus, classified the remaining balance as current as of December 31, 2021.

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

	Fiscal Year
(in thousands)	2021	2020	2019
Cost of sales	$3,469	$1,996	$6,602
Selling, delivery and administrative expenses	1,772	791	3,536
Total gain	$5,241	$2,787	$10,138

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

(in thousands)	December 31, 2021	December 31, 2020
Prepaid expenses and other current assets	$7,714	$2,417
Other assets	—	56
Total assets	$7,714	$2,473

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the consolidated balance sheets:

(in thousands)	December 31, 2021	December 31, 2020
Gross commodity derivative instrument assets	$9,200	$2,473
Gross commodity derivative instrument liabilities	1,486	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	December 31, 2021	December 31, 2020
Notional amount of outstanding commodity derivative instruments	$74,558	$23,030
Latest maturity date of outstanding commodity derivative instruments	December 2022	December 2021

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

The following tables summarize the carrying amounts and fair values by level of the Company’s deferred compensation plan assets and liabilities, pension plan assets, commodity derivative instruments, long-term debt and acquisition related contingent consideration:

	December 31, 2021
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$60,461	$60,461	$60,461	$—	$—
Pension plan assets	328,250	328,250	313,893	14,357	—
Commodity derivative instruments	7,714	7,714	—	7,714	—
Liabilities:
Deferred compensation plan liabilities	60,461	60,461	60,461	—	—
Long-term debt	723,443	772,600	—	772,600	—
Acquisition related contingent consideration	542,105	542,105	—	—	542,105

	December 31, 2020
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,742	$51,742	$51,742	$—	$—
Pension plan assets	319,699	319,699	308,849	10,850	—
Commodity derivative instruments	2,473	2,473	—	2,473	—
Liabilities:
Deferred compensation plan liabilities	51,742	51,742	51,742	—	—
Long-term debt	940,465	1,015,700	—	1,015,700	—
Acquisition related contingent consideration	434,694	434,694	—	—	434,694

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2021	2020
Beginning balance - Level 3 liability	$434,694	$446,684
Payment of acquisition related contingent consideration	(39,097)	(43,400)
Reclassification to current payables	200	200
Increase in fair value	146,308	31,210
Ending balance - Level 3 liability	$542,105	$434,694

As of December 31, 2021 and December 31, 2020, discount rates of 7.5% were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in 2021 was primarily driven by higher projections of future cash flows in the distribution territories subject to sub-bottling fees. This fair value adjustment was recorded in other expense, net in the consolidated statement of operations.

The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to sub-bottling fees will be in the range of $35 million to $62 million.

16.Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2021	2020	2019
Current:
Federal	$59,308	$38,665	$7,505
State	15,444	11,541	4,173
Total current provision	$74,752	$50,206	$11,678

Deferred:
Federal	$(4,966)	$8,052	$4,514
State	(4,217)	685	(527)
Total deferred provision (benefit)	$(9,183)	$8,737	$3,987

Income tax expense	$65,569	$58,943	$15,665

The Company’s effective income tax rate, calculated by dividing income tax expense by income before taxes, was 25.7% for 2021, 24.5% for 2020 and 45.8% for 2019. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense:

	Fiscal Year
	2021		2020		2019
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
Statutory expense	$53,581	21.0%	$50,618	21.0%	$7,187	21.0%
State income taxes, net of federal benefit	9,522	3.7	9,258	3.8	1,352	4.0
Nondeductible compensation	3,545	1.4	3,007	1.3	4,313	12.6
Meals, entertainment and travel expense	2,028	0.8	1,476	0.6	2,440	7.1
Adjustment for uncertain tax positions	(984)	(0.4)	114	—	(805)	(2.4)
Valuation allowance change	(902)	(0.4)	(1,900)	(0.8)	1,290	3.8
Nondeductible fees and expenses	47	—	311	0.1	887	2.6
Noncontrolling interest – Piedmont	—	—	(2,447)	(1.0)	(1,826)	(5.3)
Other, net	(1,268)	(0.4)	(1,494)	(0.5)	827	2.4
Income tax expense	$65,569	25.7%	$58,943	24.5%	$15,665	45.8%

The Company’s effective income tax rate, calculated by dividing income tax expense by income before taxes minus net income attributable to noncontrolling interest, was 25.5% for 2020 and 57.9% for 2019. The Company had no net income attributable to noncontrolling interest during 2021.

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2021, 2020 and 2019, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at December 31, 2021 and December 31, 2020 were not material.

The Company had uncertain tax positions, including accrued interest, of $1.7 million on December 31, 2021 and $2.6 million on December 31, 2020, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2021	2020	2019
Beginning balance - gross uncertain tax positions	$2,161	$2,283	$2,857
Increase as a result of tax positions taken in the current year	59	61	60
Increase as a result of tax positions taken in a prior year	—	504	—
Reduction as a result of the expiration of the applicable statute of limitations	(966)	(687)	(634)
Ending balance - gross uncertain tax positions	$1,254	$2,161	$2,283

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Acquisition related contingent consideration	$133,114	$107,769
Operating lease liabilities	35,382	34,632
Deferred revenue	26,852	27,882
Accrued liabilities	26,253	22,341
Deferred compensation	24,018	26,269
Postretirement benefits	13,969	14,726
Pension	4,617	11,055
Transactional costs	3,976	4,451
Financing lease agreements	1,820	1,618
Net operating loss carryforwards	1,418	1,628
Charitable contribution carryover	631	3,236
Other	3,199	10,138
Deferred income tax assets	$275,249	$265,745
Less: Valuation allowance for deferred tax assets	4,372	5,325
Net deferred income tax asset	$270,877	$260,420

Intangible assets	$(177,214)	$(182,585)
Depreciation	(173,124)	(159,359)
Right-of-use assets - operating leases	(34,347)	(33,316)
Inventory	(13,481)	(13,709)
Prepaid expenses	(6,774)	(6,319)
Patronage dividend	(2,369)	(4,555)
Deferred income tax liabilities	$(407,309)	$(399,843)

Net deferred income tax liability	$(136,432)	$(139,423)

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

The valuation allowance of $4.4 million on December 31, 2021 and $5.3 million on December 31, 2020 was established primarily for certain loss carryforwards and deferred compensation.

As of December 31, 2021, the Company had no federal net operating losses and $29.8 million of state net operating losses available to reduce future income taxes, which expire in varying amounts through 2041.

Prior tax years beginning in year 2018 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1999 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

17.Benefit Plans

Executive Benefit Plans

In addition to the Company’s Director Deferral Plan, the Company has four executive benefit plans: the Supplemental Savings Incentive Plan, the Long-Term Retention Plan, the Officer Retention Plan and the Long-Term Performance Plan. The Company also has a Long-Term Performance Equity Plan, as discussed in Note 2.

Pursuant to the Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011, and as further amended thereafter, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service with the Company, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds determined by the participant. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2021, 2020 and 2019, the Company matched 50% of the first 6% of salary, excluding bonuses, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts.

Under the Director Deferral Plan, as amended and restated effective January 1, 2014, non-employee directors may defer payment of all or a portion of their annual retainer and meeting fees until they no longer serve on the Board of Directors. There is no Company matching contribution under the Director Deferral Plan. The liability under these two deferral plans was as follows:

(in thousands)	December 31, 2021	December 31, 2020
Current liabilities	$10,111	$11,132
Noncurrent liabilities	84,664	80,890
Total liability - Supplemental Savings Incentive Plan and Director Deferral Plan	$94,775	$92,022

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

(in thousands)	December 31, 2021	December 31, 2020
Current liabilities	$178	$137
Noncurrent liabilities	6,815	4,728
Total liability - Long-Term Retention Plan	$6,993	$4,865

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

(in thousands)	December 31, 2021	December 31, 2020
Current liabilities	$4,036	$4,176
Noncurrent liabilities	37,008	38,605
Total liability - Officer Retention Plan	$41,044	$42,781

Under the Long-Term Performance Plan, as amended and restated effective January 1, 2018, the Compensation Committee of the Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Long-Term Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participant or of the subsidiary, division, department, region or function in which the participant is employed. The liability under this plan was as follows:

(in thousands)	December 31, 2021	December 31, 2020
Current liabilities	$8,247	$8,515
Noncurrent liabilities	7,675	7,866
Total liability - Long-Term Performance Plan	$15,922	$16,381

Pension Plans

There are two Company-sponsored pension plans. The Primary Plan was frozen as of June 30, 2006 and no benefits accrued to participants after that date. The Bargaining Plan is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company updates its mortality assumptions used in the calculation of its pension liability each year using The Society of Actuaries’ latest mortality tables and mortality projection scales.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

	Fiscal Year
(in thousands)	2021	2020
Beginning balance - projected benefit obligation	$368,245	$332,304
Service cost	7,529	6,331
Interest cost	9,846	10,957
Actuarial (gain) loss	(12,735)	31,300
Benefits paid	(13,410)	(12,647)
Ending balance - projected benefit obligation	$359,475	$368,245

Changes in Projected Benefit Obligation

The projected benefit obligations and the accumulated benefit obligations for both Company-sponsored pension plans were in excess of plan assets as of December 31, 2021 and December 31, 2020. The accumulated benefit obligation was $359.5 million on December 31, 2021 and $368.2 million on December 31, 2020.

The increase in the discount rates in 2021, as compared to 2020, was the primary driver of actuarial gains in 2021. The decrease in discount rates in 2020, as compared to 2019, was the primary driver of actuarial losses in 2020. The actuarial gains and losses, net of tax, were recorded in accumulated other comprehensive loss in the consolidated balance sheets.

Change in Plan Assets

	Fiscal Year
(in thousands)	2021	2020
Beginning balance - plan assets at fair value	$319,699	$276,699
Actual return on plan assets	16,427	40,680
Employer contributions	6,800	16,250
Benefits and expenses paid	(14,676)	(13,930)
Ending balance - plan assets at fair value	$328,250	$319,699

Funded Status

(in thousands)	December 31, 2021	December 31, 2020
Projected benefit obligation	$(359,475)	$(368,245)
Plan assets at fair value	328,250	319,699
Net funded status	$(31,225)	$(48,546)

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 31, 2021	December 31, 2020
Current liabilities	$—	$—
Noncurrent liabilities	(31,225)	(48,546)
Total liability - pension plans	$(31,225)	$(48,546)

Net Periodic Pension Cost

	Fiscal Year
(in thousands)	2021	2020	2019
Service cost	$7,529	$6,331	$4,853
Interest cost	9,846	10,957	12,299
Expected return on plan assets	(13,000)	(13,617)	(10,290)
Recognized net actuarial loss	4,954	4,619	3,688
Amortization of prior service cost	3	19	22
Net periodic pension cost	$9,332	$8,309	$10,572

Significant Assumptions

	Fiscal Year
	2021	2020	2019
Projected benefit obligation at the measurement date:
Discount rate - Primary Plan	2.97%	2.66%	3.36%
Discount rate - Bargaining Plan	3.31%	3.12%	3.61%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Primary Plan	2.66%	3.36%	4.47%
Discount rate - Bargaining Plan	3.12%	3.61%	4.63%
Weighted average expected long-term rate of return of plan assets - Primary Plan(1)	4.75%	5.50%	5.00%
Weighted average expected long-term rate of return of plan assets - Bargaining Plan(1)	5.75%	6.25%	5.25%
Weighted average rate of compensation increase	N/A	N/A	N/A

(1)The weighted average expected long-term rate of return assumption for the pension plan assets, which was used to compute net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions set at the beginning of each fiscal year.

Cash Flows

(in thousands)	Anticipated Future Pension Benefit Payments for the Fiscal Years
2022	$14,276
2023	15,111
2024	15,731
2025	16,474
2026	17,090
2027 - 2031	92,221

Contributions to the two Company-sponsored pension plans are expected to be in the range of $20 million to $30 million in 2022.

Plan Assets

All assets in the Company’s pension plans are invested in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The weighted average expected long-term rate of return assumption for the pension plan assets, which will be used to compute 2022 net periodic pension costs, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions in the context of historical returns and volatilities for each asset class. The Company evaluates the rate of return assumption on an annual basis. The Company’s pension plans target asset allocation for 2022, actual asset allocation at December 31, 2021 and December 31, 2020, and the weighted average expected long-term rate of return by asset category for the Primary Plan were as follows:

	Percentage of Plan Assets at Fiscal Year-End		Target Allocation	Weighted Average Expected Long-Term Rate of Return
	2021	2020	2022	2022
U.S. debt securities	87%	58%	98%	2.94%
U.S. equity securities	—%	24%	—%	—%
International debt securities	10%	8%	—%	—%
International equity securities	—%	8%	—%	—%
Cash and cash equivalents	3%	2%	2%	0.06%
Total	100%	100%	100%	3.00%

The Company’s pension plans target asset allocation for 2022, actual asset allocation at December 31, 2021 and December 31, 2020, and the weighted average expected long-term rate of return by asset category for the Bargaining Plan were as follows:

	Percentage of Plan Assets at Fiscal Year-End		Target Allocation	Weighted Average Expected Long-Term Rate of Return
	2021	2020	2022	2022
U.S. debt securities	46%	46%	41%	2.26%
U.S. equity securities	40%	39%	47%	2.59%
International debt securities	2%	2%	—%	—%
International equity securities	11%	12%	11%	0.59%
Cash and cash equivalents	1%	1%	1%	0.06%
Total	100%	100%	100%	5.50%

Debt securities as of December 31, 2021 are comprised of investments in government and corporate bonds with a weighted average maturity of approximately 13 years for the Primary Plan and approximately 22 years for the Bargaining Plan. Both plans also hold an institutional high yield bond fund with a modified duration of approximately 3 years. U.S. equity securities include: (i) large-capitalization domestic equity funds as represented by the S&P 500 index, (ii) mid-capitalization domestic equity funds as represented by the Russell Mid Cap Growth and Value indexes, (iii) small-capitalization domestic equity funds as represented by the Russell Small Cap Growth and Value indexes and (iv) alternative investment funds as represented by the HFRX Global index and the MSCI US REIT index. International equity securities include companies from both developed and emerging markets outside the United States. Cash and cash equivalents have a weighted average duration of less than one year.

The following table summarizes the Company’s pension plan assets, which are classified as Level 1 and Level 2 for fair value measurement. The Company does not have any Level 3 pension plan assets. See Note 15 for additional information.

(in thousands)	December 31, 2021	December 31, 2020
Pension plan assets - fixed income	$300,670	$205,812
Pension plan assets - equity securities	18,867	106,424
Pension plan assets - cash and cash equivalents	8,713	7,463
Total pension plan assets	$328,250	$319,699

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements and for certain employees under collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contribution for employees who are part of collective bargaining agreements is determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $24.8 million in 2021, $22.7 million in 2020 and $21.7 million in 2019.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2021	2020
Benefit obligation at beginning of year	$67,665	$62,056
Service cost	1,516	1,454
Interest cost	1,772	2,031
Plan participants’ contributions	930	753
Actuarial (gain) loss	(3,414)	4,555
Benefits paid	(3,313)	(3,184)
Benefit obligation at end of year	$65,156	$67,665

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2021	2020
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,383	2,431
Plan participants’ contributions	930	753
Benefits paid	(3,313)	(3,184)
Fair value of plan assets at end of year	$—	$—

Funded Status

(in thousands)	December 31, 2021	December 31, 2020
Current liabilities	$(2,990)	$(2,886)
Noncurrent liabilities	(62,166)	(64,779)
Total liability - postretirement benefits	$(65,156)	$(67,665)

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2021	2020	2019
Service cost	$1,516	$1,454	$1,496
Interest cost	1,772	2,031	2,750
Recognized net actuarial loss	682	383	730
Amortization of prior service cost	—	—	(1,293)
Net periodic postretirement benefit cost	$3,970	$3,868	$3,683

Significant Assumptions

	Fiscal Year
	2021	2020	2019
Benefit obligation discount rate at measurement date	2.98%	2.70%	3.32%
Net periodic postretirement benefit cost discount rate for fiscal year	2.70%	3.32%	4.41%

Postretirement benefit expense - Pre-Medicare:
Weighted average healthcare cost trend rate	6.26%	6.53%	7.13%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2029	2028	2026

Postretirement benefit expense - Post-Medicare:
Weighted average healthcare cost trend rate	6.54%	6.73%	7.11%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2029	2028	2026

Cash Flows

(in thousands)	Anticipated Future Postretirement Benefit Payments Reflecting Expected Future Service
2022	$2,990
2023	3,114
2024	3,321
2025	3,399
2026	3,629
2027 - 2031	20,356

A reconciliation of the amounts in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost is as follows:

(in thousands)	December 31, 2020	Actuarial Loss	Reclassification Adjustments	December 31, 2021
Pension Plans:
Actuarial loss	$(147,664)	$14,897	$4,954	$(127,813)
Prior service costs	(7)	—	3	(4)
Postretirement Benefits:
Actuarial loss	(13,908)	3,414	682	(9,812)
Total within accumulated other comprehensive loss	$(161,579)	$18,311	$5,639	$(137,629)

Multiemployer Pension Plans

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. The collective bargaining agreements covering the Teamsters Plan expire at various times through 2024. The Company expects these agreements will be re-negotiated.

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

	Fiscal Year
(in thousands)	2021	2020	2019
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$933	$924	$987

According to the Teamsters Plan’s Form 5500 for both the plan years ended December 31, 2020 and December 29, 2019, the Company was not listed as providing more than 5% of the total contributions. At the date these financial statements were issued, a Form 5500 was not available for the plan year ended December 31, 2021.

The Company has a liability recorded for withdrawing from a multiemployer pension plan in 2008 and is required to make payments of approximately $1 million to this multiemployer pension plan each year through 2028. As of December 31, 2021, the Company had $5.2 million remaining on this liability.

18.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Noncurrent portion of acquisition related contingent consideration	$490,587	$398,674
Accruals for executive benefit plans	147,135	144,101
Noncurrent deferred proceeds from related parties	106,304	109,361
Noncurrent portion of deferred payroll taxes under CARES Act	—	18,706
Other	14,584	8,438
Total other liabilities	$758,610	$679,280

In 2017, The Coca‑Cola Company agreed to provide the Company a fee to compensate the Company for the net economic impact of changes made by The Coca‑Cola Company to the authorized pricing on sales of covered beverages produced at certain manufacturing plants owned by the Company (the “Legacy Facilities Credit”), which was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years.

Also in 2017, upon the conversion of the Company’s then-existing bottling agreements pursuant to the CBA, the Company received a fee from CCR (the “Territory Conversion Fee”), which was recorded as a deferred liability and will be amortized as a reduction to cost of sales over a period of 40 years. Together, the Legacy Facilities Credit and the Territory Conversion Fee are “deferred proceeds from related parties.”

19.Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public / Nonpublic	December 31, 2021	December 31, 2020
2016 Term Loan Facility(1)	6/7/2021	Variable	Varies	Nonpublic	$—	$217,500
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	125,000	125,000
2021 Term Loan Facility(2)	7/9/2024	Variable	Varies	Nonpublic	—	—
Senior bonds(3)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
2021 Revolving Credit Facility	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(3)	11/25/2025				(34)	(43)
Debt issuance costs					(1,523)	(1,992)
Total long-term debt					$723,443	$940,465

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
(2)The 2021 Term Loan Facility was fully repaid during the fourth quarter of 2021.
(3)The senior bonds due in 2025 were issued at 99.975% of par.

The principal maturities of debt outstanding on December 31, 2021 were as follows:

(in thousands)	Debt Maturities
2022	$—
2023	125,000
2024	—
2025	350,000
2026	100,000
Thereafter	150,000
Long-term debt	$725,000

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

On July 9, 2021, the Company entered into a credit agreement, providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “2021 Revolving Credit Facility”), maturing on July 9, 2026. Borrowings under the 2021 Revolving Credit Facility bear interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). The 2021 Revolving Credit Facility’s underlying credit agreement includes successor LIBOR rate provisions, providing that the Secured Overnight Funding Rate will be used as the LIBOR replacement rate for borrowings under the facility after June 30, 2023, unless the Company and its lenders agree to an alternative reference rate based on prevailing market convention at the replacement date. In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the 2021 Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the 2021 Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The 2021 Revolving Credit Facility replaced the 2018 Revolving Credit Facility, which had a maturity date of June 8, 2023.

Also on July 9, 2021, the Company entered into a term loan agreement, providing for a three-year senior unsecured term loan facility in the aggregate principal amount of $70 million (the “2021 Term Loan Facility”), maturing on July 9, 2024. Borrowings under the 2021 Term Loan Facility bore interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the Company’s Debt Rating. The entire amount of the 2021 Term Loan Facility was fully drawn on July 9, 2021. The Company used approximately $55 million of the proceeds of the 2021 Term Loan Facility to repay outstanding indebtedness under the 2018 Revolving Credit Facility and used the remaining proceeds for general corporate purposes. During the fourth quarter of 2021, the Company repaid the $70 million of borrowings outstanding under the 2021 Term Loan Facility.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2021. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 28.0 million cases, 28.3 million cases and 29.4 million cases of finished product from SAC in 2021, 2020 and 2019, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2021	2020	2019
Purchases from Southeastern	$125,142	$125,659	$132,328
Purchases from SAC	169,399	155,858	160,189
Total purchases from manufacturing cooperatives	$294,541	$281,517	$292,517

The Company guarantees a portion of SAC’s debt, which expires in 2024. The amount guaranteed was $9.5 million on December 31, 2021 and $14.7 million on December 31, 2020. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of December 31, 2021, and there was no impairment identified in 2021, 2020 or 2019.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both December 31, 2021 and December 31, 2020.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2021, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $137.0 million.

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

21.Risks and Uncertainties

Approximately 83% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining bottle/can sales volume to retail customers consists of products of other beverage companies. The Company has beverage agreements with The Coca‑Cola Company and other beverage companies under which it has various requirements. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

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

	Fiscal Year
	2021	2020	2019
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	20%	19%	19%
The Kroger Company	13%	13%	12%
Total approximate percent of the Company’s total bottle/can sales volume	33%	32%	31%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	14%	14%	13%
The Kroger Company	9%	10%	8%
Total approximate percent of the Company’s total net sales	23%	24%	21%

The Company purchases all of the plastic bottles used in its manufacturing plants from Southeastern and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and a majority of its aluminum cans from two domestic suppliers. The Company began sourcing aluminum cans from international locations in 2020. See Note 2 and Note 20 for additional information.

The Company is exposed to price risk on commodities such as aluminum, corn and PET resin (a petroleum- or plant-based product), which affects the cost of raw materials used in the production of its finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on crude oil, which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs, including programs administered by CCBSS and programs we administer.

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

Approximately 13% of the Company’s labor force is covered by collective bargaining agreements. The Company’s collective bargaining agreements, which generally have 3- to 5-year terms, expire at various dates through 2026. Terms and conditions of new labor union agreements could increase the Company’s exposure to work interruptions or stoppages.

22.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments to the Company’s pension and postretirement medical benefit plans and the foreign currency translation for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

Following is a summary of AOCI(L) for 2021, 2020 and 2019:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2021
Net pension activity:
Actuarial loss	$(93,847)	$14,897	$(3,658)	$4,954	$(1,228)	$(78,882)
Prior service credits	8	—	—	3	—	11
Net postretirement benefits activity:
Actuarial loss	(4,328)	3,414	(838)	682	(169)	(1,239)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swap(1)	(556)	—	—	739	(183)	—
Foreign currency translation adjustment	14	—	—	(32)	9	(9)
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(119,053)	$18,311	$(4,496)	$6,346	$(1,571)	$(100,463)

(1)In 2019, the Company entered into a $100 million fixed rate swap to hedge a portion of the interest rate risk on the 2016 Term Loan Facility, both of which matured on June 7, 2021. This interest rate swap was designated as a cash flow hedging instrument and changes in its fair value were not material to the consolidated balance sheets.

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2020
Net pension activity:
Actuarial loss	$(93,174)	$(5,521)	$1,369	$4,619	$(1,140)	$(93,847)
Prior service credits (costs)	(7)	—	—	19	(4)	8
Net postretirement benefits activity:
Actuarial loss	(1,191)	(4,555)	1,129	383	(94)	(4,328)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swap	(270)	—	—	(378)	92	(556)
Foreign currency translation adjustment	(16)	—	—	41	(11)	14
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(115,002)	$(10,076)	$2,498	$4,684	$(1,157)	$(119,053)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 30, 2018	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 29, 2019
Net pension activity:
Actuarial loss	$(72,690)	$(30,855)	$7,590	$3,688	$(907)	$(93,174)
Prior service costs	(24)	—	—	22	(5)	(7)
Net postretirement benefits activity:
Actuarial loss	(4,902)	4,192	(1,031)	730	(180)	(1,191)
Prior service credits (costs)	351	—	—	(1,293)	318	(624)
Interest rate swap	—	—	—	(359)	89	(270)
Foreign currency translation adjustment	—	—	—	(19)	3	(16)
Reclassification of stranded tax effects	—	—	(19,720)	—	—	(19,720)
Total AOCI(L)	$(77,265)	$(26,663)	$(13,161)	$2,769	$(682)	$(115,002)

Following is a summary of the impact of AOCI(L) on the consolidated statements of operations:

	Fiscal Year 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,341	$496	$—	$—	$1,837
Selling, delivery and administrative expenses	3,616	186	739	(32)	4,509
Subtotal pre-tax	4,957	682	739	(32)	6,346
Income tax expense	1,228	169	183	(9)	1,571
Total after tax effect	$3,729	$513	$556	$(23)	$4,775

	Fiscal Year 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,393	$146	$—	$—	$1,539
Selling, delivery and administrative expenses	3,245	237	(378)	41	3,145
Subtotal pre-tax	4,638	383	(378)	41	4,684
Income tax expense	1,144	94	(92)	11	1,157
Total after tax effect	$3,494	$289	$(286)	$30	$3,527

	Fiscal Year 2019
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,003	$(211)	$—	$—	$792
Selling, delivery and administrative expenses	2,707	(352)	(359)	(19)	1,977
Subtotal pre-tax	3,710	(563)	(359)	(19)	2,769
Income tax expense	912	(138)	(89)	(3)	682
Total after tax effect	$2,798	$(425)	$(270)	$(16)	$2,087

23.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2021	2020	2019
Accounts receivable, trade	$(46,825)	$8,107	$3,338
Allowance for doubtful accounts	(4,284)	7,838	4,641
Accounts receivable from The Coca-Cola Company	(8,534)	13,208	(17,496)
Accounts receivable, other	3,206	6,010	(12,601)
Inventories	(77,094)	169	(15,893)
Prepaid expenses and other current assets	(3,922)	(4,685)	458
Accounts payable, trade	84,959	31,378	28,808
Accounts payable to The Coca-Cola Company	38,490	(1,518)	938
Other accrued liabilities	21,161	(22,399)	(40,955)
Accrued compensation	23,286	(205)	18,228
Accrued interest payable	152	(1,002)	(1,147)
Change in current assets less current liabilities	$30,595	$36,901	$(31,681)

The Company had the following net cash payments during the period for interest and income taxes:

	Fiscal Year
(in thousands)	2021	2020	2019
Income taxes	$70,988	$55,755	$6,309
Interest	29,142	34,257	43,397

The Company had the following significant non-cash investing and financing activities:

	Fiscal Year
(in thousands)	2021	2020	2019
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$35,809	$17,025	$19,452
Right-of-use assets obtained in exchange for operating lease obligations	26,907	42,698	38,713
Additions to leased property under financing leases	—	61,121	—
Issuance of Class B Common Stock in connection with stock award	—	—	4,776

Management’s Report on Internal Control over Financial Reporting

Management of Coca-Cola Consolidated, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes policies and procedures that:

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, which is included in Item 8 of this report.

February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca‑Cola Consolidated, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Consolidated, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and December 31, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition Related Contingent Consideration Liability

As described in Notes 1, 2, and 15 to the consolidated financial statements, the fair value of the acquisition related contingent consideration liability was $542.1 million as of December 31, 2021, which consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. Pursuant to the CBA, the Company is required to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to sub-bottling fees to fair value by using a probability weighted discounted cash flow model and discounting future expected sub-bottling payments required under the CBA using the Company’s estimated weighted average cost of capital (“WACC”). These future expected sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally forty years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the amounts that will be paid in the future under the CBA, and current sub-bottling payments.

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
February 22, 2022

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information About Our Executive Officers” included as a separate item at the end of Part I of this report, which is incorporated herein by reference. For information with respect to the directors of the Company, see “Proposal 1: Election of Directors” in the definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2022 Proxy Statement, which is incorporated herein by reference.

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

Item 11.Executive Compensation.

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2022 Proxy Statement, which are incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the 2022 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2022 Proxy Statement, which is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Policy for Review of Related Person Transactions” and “Corporate Governance – Related Person Transactions” sections of the 2022 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2022 Proxy Statement, which is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this report.

1.Financial Statements

2.Financial Statement Schedule

The Financial Statement Schedule included under Item 15 hereof, as required for the years ended December 31, 2021, December 31, 2020 and December 29, 2019, consisted of the following:

Schedule II - Valuation and Qualifying Accounts and Reserves	89

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
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2021 (File No. 0-9286).
10.2	Term Loan Agreement, dated as of July 9, 2021, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2021 (File No. 0-9286).
10.3	Second Amended and Restated Credit Agreement, dated as of June 8, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018 (File No. 0‑9286).
10.4
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
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016 (File No. 0‑9286).
10.6	Amendment No. 1 to Term Loan Agreement, dated July 11, 2018, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 0‑9286).
10.7	Note Purchase and Private Shelf Agreement, dated June 10, 2016, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 0‑9286).
10.8	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.9	Note Purchase and Private Shelf Agreement, dated March 6, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.10	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.11	Note Purchase and Private Shelf Agreement, dated January 23, 2019, by and among the Company, MetLife Investment Advisors, LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.12	Incidence Agreement, dated February 5, 2019, by and between the Company and The Coca‑Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.13**
National Product Supply Governance Agreement, dated October 30, 2015, by and between the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Coca‑Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0‑9286).
10.14**
First Amendment to National Product Supply Governance Agreement, dated October 26, 2018, by and between the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Swire Pacific Holdings Inc. d/b/a Swire Coca‑Cola USA and the other parties thereto.
Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.15**
Limited Liability Company Agreement of CONA Services LLC, dated as of January 27, 2016, by and among the Company, The Coca‑Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.16**
Amendment No. 1 to Limited Liability Company Agreement of CONA Services LLC, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.
Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.17**
Amendment No. 2 to Limited Liability Company Agreement of CONA Services LLC, effective as of February 22, 2017, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.
Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.18
Amendment No. 3 to Limited Liability Company Agreement of CONA Services LLC, dated as of August 5, 2020 and effective as of January 1, 2019, by and among the Company, The Coca‑Cola Company and the other bottlers named therein.
Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 0‑9286).
10.19**	Amended and Restated Master Services Agreement, dated as of October 2, 2017, by and between the Company and CONA Services LLC.	Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.20	Omnibus Letter Agreement, dated March 31, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.21	Amended and Restated Ancillary Business Letter, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.22**	Comprehensive Beverage Agreement, dated March 31, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.23**
Comprehensive Beverage Agreement, dated March 31, 2017, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company (as successor in interest to Piedmont Coca‑Cola Bottling Partnership), and The Coca‑Cola Company.
Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.24**	First Amendment to Comprehensive Beverage Agreement, dated April 28, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.25**
Amendment to Comprehensive Beverage Agreements, dated October 2, 2017, by and between the Company, CCBCC Operations, LLC, a wholly owned subsidiary of the Company (as successor in interest to Piedmont Coca‑Cola Bottling Partnership), The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and CCBC of Wilmington, Inc.
Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.26**	Third Amendment to Comprehensive Beverage Agreement, dated December 26, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.27**	Fourth Amendment to Comprehensive Beverage Agreement, dated April 30, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 0‑9286).
10.28**	Fifth Amendment to Comprehensive Beverage Agreement, dated August 20, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 0‑9286).
10.29***	Sixth Amendment to Comprehensive Beverage Agreement, dated September 9, 2019, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.30	Second Amendment to Comprehensive Beverage Agreement, dated December 31, 2021, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and The Coca-Cola Company.	Filed herewith.
10.31**	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.32	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.33	Second Amendment to Regional Manufacturing Agreement, dated October 2, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.34
Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca‑Cola Company, Carolina Coca‑Cola Bottling Investments, Inc. and J. Frank Harrison, III.
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0‑9286).
10.35	Lease Agreement, dated as of March 23, 2009, by and between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0‑9286).
10.36	First Amendment to Lease Agreement, dated as of June 30, 2020, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2020 (File No. 0‑9286).
10.37	Lease Agreement, dated December 18, 2006, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0‑9286).
10.38	Lease Agreement, dated December 30, 2019, by and between the Company and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020 (File No. 0‑9286).
10.39+
Amended and Restated Limited Liability Company Operating Agreement of Coca‑Cola Bottlers’ Sales & Services Company LLC, made as of November 18, 2019, by and between Coca‑Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly owned subsidiary of the Company.
Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.40*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.41*	Amendment No. 2, dated February 22, 2021, to Coca-Cola Consolidated, Inc.(formerly Coca-Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 (File No. 0-9286).
10.42*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.43*	Form of Long-Term Performance Plan Bonus Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
10.44*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
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
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 (File No. 0-9286).
10.47*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Filed herewith.
10.48*	Amendment No. 1, dated December 10, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.49*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0‑9286).
10.50*
Amendment No. 1, effective as of January 1, 2009, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.
Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0‑9286).
10.51*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0‑9286).
10.52*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Equity Plan, adopted effective as of January 1, 2018.	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2018 (File No. 0‑9286).
10.53*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. Nonqualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.54*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. and CCBCC Operations, LLC Qualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.55*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, by and between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.56*	Consulting Agreement, dated as of March 3, 2020, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2020 (File No. 0‑9286).
21	List of Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
***	Certain confidential portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S‑K.
+	Certain schedules and similar supporting attachments to this agreement have been omitted, and the Company agrees to furnish supplemental copies of any such schedules and similar supporting attachments to the SEC upon request.

(b)Exhibits.

See Item 15(a)(3) above.

(c)Financial Statement Schedules.

See Item 15(a)(2) above.

Item 16.Form 10-K Summary.

None.

Schedule II

COCA-COLA CONSOLIDATED, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2021	2020	2019
Beginning balance - allowance for doubtful accounts	$21,620	$13,782	$9,141
Additions charged to expenses and as reductions to net sales	4,088	14,265	9,769
Deductions	(8,372)	(6,427)	(5,128)
Ending balance - allowance for doubtful accounts	$17,336	$21,620	$13,782

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2021	2020	2019
Beginning balance - valuation allowance for deferred tax assets	$5,325	$7,190	$5,899
Additions charged to costs and expenses	—	163	1,291
Deductions credited to expense	(953)	(2,028)	—
Ending balance - valuation allowance for deferred tax assets	$4,372	$5,325	$7,190

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: February 22, 2022	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors and	February 22, 2022
	J. Frank Harrison, III	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ F. Scott Anthony	Executive Vice President and Chief Financial Officer	February 22, 2022
	F. Scott Anthony	(Principal Financial Officer)

By:	/s/ Matthew J. Blickley	Senior Vice President, Financial Planning and	February 22, 2022
	Matthew J. Blickley	Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Sharon A. Decker	Director	February 22, 2022
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice Chair of the Board of Directors	February 22, 2022
Morgan H. Everett

By:	/s/ James R. Helvey, III	Director	February 22, 2022
James R. Helvey, III

By:	/s/ William H. Jones	Director	February 22, 2022
William H. Jones

By:	/s/ Umesh M. Kasbekar	Vice Chairman of the Board of Directors	February 22, 2022
Umesh M. Kasbekar

By:	/s/ David M. Katz	Director	February 22, 2022
David M. Katz

By:	/s/ Jennifer K. Mann	Director	February 22, 2022
Jennifer K. Mann

By:	/s/ James H. Morgan	Director	February 22, 2022
James H. Morgan

By:	/s/ John W. Murrey, III	Director	February 22, 2022
John W. Murrey, III

By:	/s/ Sue Anne H. Wells	Director	February 22, 2022
Sue Anne H. Wells

By:	/s/ Dennis A. Wicker	Lead Independent Director	February 22, 2022
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 22, 2022
Richard T. Williams