Form 10-Q
period 2022-04-01
Coca-Cola Consolidated, Inc.
filed 2022-05-03
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 22, 2022, there were 8,368,993 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2022

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter
(in thousands, except per share data)	2022	2021
Net sales	$1,404,358	$1,269,857
Cost of sales	896,782	821,154
Gross profit	507,576	448,703
Selling, delivery and administrative expenses	376,591	354,519
Income from operations	130,985	94,184
Interest expense, net	7,699	8,746
Other (income) expense, net	(3,279)	12,055
Income before taxes	126,565	73,383
Income tax expense	33,175	20,020
Net income	$93,390	$53,363

Basic net income per share:
Common Stock	$9.96	$5.69
Weighted average number of Common Stock shares outstanding	7,357	7,141

Class B Common Stock	$9.99	$5.69
Weighted average number of Class B Common Stock shares outstanding	2,016	2,232

Diluted net income per share:
Common Stock	$9.94	$5.67
Weighted average number of Common Stock shares outstanding – assuming dilution	9,396	9,409

Class B Common Stock	$9.96	$5.67
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,039	2,268

Cash dividends per share:
Common Stock	$0.25	$0.25
Class B Common Stock	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(in thousands)	2022	2021
Net income	$93,390	$53,363

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain	746	916
Prior service credits	—	1
Postretirement benefits reclassification including benefit costs:
Actuarial gain	69	140
Interest rate swap	—	312
Foreign currency translation adjustment	—	(37)
Other comprehensive income, net of tax	815	1,332
Comprehensive income	$94,205	$54,695

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	April 1, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$127,085	$142,314
Accounts receivable, trade	475,303	472,270
Allowance for doubtful accounts	(16,762)	(17,336)
Accounts receivable from The Coca‑Cola Company	55,302	57,737
Accounts receivable, other	36,839	33,878
Inventories	276,278	302,851
Prepaid expenses and other current assets	94,151	78,068
Assets held for sale	3,022	6,880
Total current assets	1,051,218	1,076,662
Property, plant and equipment, net	1,071,731	1,030,688
Right-of-use assets - operating leases	138,856	139,877
Leased property under financing leases, net	7,666	64,211
Other assets	119,340	120,486
Goodwill	165,903	165,903
Distribution agreements, net	860,703	836,777
Customer lists, net	10,515	10,966
Total assets	$3,425,932	$3,445,570

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$23,556	$22,048
Current portion of obligations under financing leases	2,171	6,060
Accounts payable, trade	273,702	319,318
Accounts payable to The Coca‑Cola Company	159,506	145,671
Other accrued liabilities	230,568	226,769
Accrued compensation	73,330	110,894
Accrued interest payable	6,238	4,096
Current portion of debt	125,000	—
Total current liabilities	894,071	834,856
Deferred income taxes	169,827	136,432
Pension and postretirement benefit obligations	96,398	93,391
Other liabilities	734,337	758,610
Noncurrent portion of obligations under operating leases	119,814	122,046
Noncurrent portion of obligations under financing leases	9,264	65,006
Long-term debt	598,574	723,443
Total liabilities	2,622,285	2,733,784
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 11,431,367 and 10,203,821 shares issued, respectively	11,431	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 and 2,860,356 shares issued, respectively	1,633	2,860
Additional paid-in capital	135,953	135,953
Retained earnings	815,532	724,486
Accumulated other comprehensive loss	(99,648)	(100,463)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	803,647	711,786
Total liabilities and equity	$3,425,932	$3,445,570
See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$93,390	$53,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	37,361	37,716
Deferred income taxes	33,130	19,980
Amortization of intangible assets and deferred proceeds, net	5,908	5,810
Fair value adjustment of acquisition related contingent consideration	(5,457)	10,998
Loss on sale of property, plant and equipment	439	1,098
Amortization of debt costs	249	277
Impairment and abandonment of property, plant and equipment	—	500
Change in current assets less current liabilities	(32,415)	(38,662)
Change in other noncurrent assets	8,189	4,197
Change in other noncurrent liabilities	(9,913)	(13,330)
Other	—	(37)
Total adjustments	37,491	28,547
Net cash provided by operating activities	$130,881	$81,910

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(104,353)	$(37,204)
Acquisition of BODYARMOR distribution rights	(30,149)	(1,998)
Proceeds from the sale of property, plant and equipment	2,178	74
Investment in CONA Services LLC	(197)	(514)
Net cash used in investing activities	$(132,521)	$(39,642)

Cash Flows from Financing Activities:
Payments of acquisition related contingent consideration	$(9,822)	$(10,046)
Cash dividends paid	(2,344)	(2,343)
Payments on financing lease obligations	(1,375)	(1,447)
Debt issuance fees	(48)	(147)
Payments on term loan facility	—	(31,250)
Net cash used in financing activities	$(13,589)	$(45,233)

Net decrease in cash during period	$(15,229)	$(2,965)
Cash at beginning of period	142,314	54,793
Cash at end of period	$127,085	$51,828

Significant non-cash investing and financing activities:
Reductions to leased property under financing leases	$55,465	$—
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	12,703	16,192
Right-of-use assets obtained in exchange for operating lease obligations	5,048	—

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786
Net income	—	—	—	93,390	—	—	—	93,390
Other comprehensive income, net of tax	—	—	—	—	815	—	—	815
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,786)	—	—	—	(1,786)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—
Balance on April 1, 2022	$11,431	$1,633	$135,953	$815,532	$(99,648)	$(60,845)	$(409)	$803,647

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990
Net income	—	—	—	53,363	—	—	—	53,363
Other comprehensive income, net of tax	—	—	—	—	1,332	—	—	1,332
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,785)	—	—	—	(1,785)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)
Balance on April 2, 2021	$10,204	$2,860	$135,953	$595,300	$(117,721)	$(60,845)	$(409)	$565,342

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Critical Accounting Policies

The condensed consolidated financial statements include the accounts and the consolidated operations of Coca‑Cola Consolidated, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented.

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of April 1, 2022 and December 31, 2021.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended April 1, 2022 (the “first quarter” of fiscal 2022 (“2022”)) and April 2, 2021 (the “first quarter” of fiscal 2021 (“2021”)).
•The changes in cash flows for the first quarter of 2022 and the first quarter of 2021.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2021 filed with the United States Securities and Exchange Commission.

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

Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of its results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for 2021 under the caption “Discussion of Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting estimates, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Any changes in critical accounting estimates are discussed with the Audit Committee of the Company’s Board of Directors during the quarter in which a change is contemplated and prior to making such change.

2.    Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of its soft drink products, either concentrate or syrup, are manufactured.

On March 17, 2022, the Company entered into a stockholder conversion agreement (the “Stockholder Conversion Agreement”) with the JFH Family Limited Partnership—SW1, the Anne Lupton Carter Trust f/b/o Sue Anne H. Wells, the JFH Family Limited Partnership—DH1 and the Anne Lupton Carter Trust f/b/o Deborah S. Harrison (collectively, the “Converting Stockholders”), pursuant to which the Company and the Converting Stockholders agreed upon the process for converting an aggregate of 1,227,546 shares of the Company’s Class B Common Stock owned by the Converting Stockholders on a one share for one share basis into shares of the Company’s Common Stock, effective as of March 17, 2022 (the “Converted Shares”). In the Stockholder Conversion Agreement, the Company agreed to cause the Converted Shares to be registered for resale pursuant to the Company’s existing automatic shelf registration statement and the Converting Stockholders agreed to certain restrictions on their resale of the Converted Shares, including a trade volume limitation that prohibits the sale of more than 175,000 of the Converted Shares in the aggregate during any three-consecutive month period.

J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controls 1,004,394 shares of the Company’s Class B Common Stock, which represent approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. In addition, other members of the Harrison family control shares of the Company’s Common Stock representing approximately 4% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

As of April 1, 2022, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of descendants of the late J. Frank Harrison, Jr., have agreed to vote the shares of the Company’s Class B Common Stock and Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2022	2021
Payments made by the Company to The Coca-Cola Company(1)	$419,708	$349,345
Payments made by The Coca-Cola Company to the Company	59,669	29,677

(1)This excludes acquisition related sub-bottling payments made by the Company to Coca-Cola Refreshments USA, Inc., a wholly owned subsidiary of The Coca‑Cola Company, but includes the purchase price of certain additional BODYARMOR distribution rights, each as discussed below.

On January 1, 2022, the Company entered into an agreement to acquire $30.1 million of additional BODYARMOR distribution rights with an estimated useful life of 40 years.

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

Coca‑Cola Refreshments USA, Inc. (“CCR”)

The Company, The Coca‑Cola Company and CCR entered into comprehensive beverage agreements (collectively, the “CBA”), related to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants (the “System Transformation”). The CBA requires the Company to make quarterly sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. These sub-bottling payments are based on gross profit derived from the Company’s sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, a beverage product or certain cross-licensed brands applicable to the System Transformation (“acquisition related sub-bottling payments”).

Acquisition related sub-bottling payments to CCR were $9.8 million in the first quarter of 2022 and $10.0 million in the first quarter of 2021. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub‑bottling payments to CCR:

(in thousands)	April 1, 2022	December 31, 2021
Current portion of acquisition related contingent consideration	$47,218	$51,518
Noncurrent portion of acquisition related contingent consideration	480,708	490,587
Total acquisition related contingent consideration	$527,926	$542,105

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.8 million as of April 1, 2022 and $21.7 million as of December 31, 2021.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.2 million as of both April 1, 2022 and December 31, 2021. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $2.1 million in the first quarter of 2022 and $2.3 million in the first quarter of 2021.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $8.9 million on April 1, 2022 and $7.9 million on December 31, 2021, which were classified as accounts receivable, other in the condensed consolidated balance sheets.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $0.3 million in the first quarter of 2022 and $0.6 million in the first quarter of 2021, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $14.7 million as of April 1, 2022 and $13.7 million as of December 31, 2021.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $6.0 million in the first quarter of 2022 and $5.9 million in the first quarter of 2021.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $27.6 million on April 1, 2022 and $28.2 million on December 31, 2021.

The Company previously leased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (the “Snyder Production Center”) from Harrison Limited Partnership One (“HLP”), which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a former director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. On March 17, 2022, CCBCC Operations, LLC (“Operations”), a wholly owned subsidiary of the Company, entered into a definitive purchase and sale agreement with HLP, pursuant to which Operations purchased the Snyder Production Center from HLP on such date for a purchase price of $60.0 million. This lease, which was scheduled to expire on December 31, 2035, was terminated in connection with the purchase of the Snyder Production Center by Operations. There was no principal balance outstanding under this lease on April 1, 2022 and there was a principal balance outstanding of $59.1 million on December 31, 2021.

A summary of rental payments for these leases related to the first quarter of 2022 and the first quarter of 2021 is as follows:

	First Quarter
(in thousands)	2022	2021
Company headquarters	$963	$945
Snyder Production Center	927	1,113

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the condensed consolidated statements of operations, was $2.0 million in the first quarter of 2022 and $1.9 million in the first quarter of 2021.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in the first quarter of 2022 and approximately 96% of the Company’s net sales in the first quarter of 2021.

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

The following table represents a disaggregation of revenue from contracts with customers:

	First Quarter
(in thousands)	2022	2021
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,362,251	$1,225,212
Total point in time net sales	$1,362,251	$1,225,212

Over time net sales:
Nonalcoholic Beverages - over time	$10,970	$9,878
All Other - over time	31,137	34,767
Total over time net sales	$42,107	$44,645

Total net sales	$1,404,358	$1,269,857

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.0 million as of both April 1, 2022 and December 31, 2021.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first quarter of 2022 and the first quarter of 2021:

	First Quarter
(in thousands)	2022	2021
Beginning balance - allowance for credit losses	$14,336	$18,070
Additions charged to expenses and as reductions to net sales	27	1,270
Deductions	(601)	(2,242)
Ending balance - allowance for credit losses	$13,762	$17,098

4.    Segments

The Company evaluates segment reporting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM.

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2022	2021
Net sales:
Nonalcoholic Beverages	$1,373,221	$1,235,090
All Other	96,163	89,949
Eliminations(1)	(65,026)	(55,182)
Consolidated net sales	$1,404,358	$1,269,857

Income from operations:
Nonalcoholic Beverages	$134,558	$95,042
All Other	(3,573)	(858)
Consolidated income from operations	$130,985	$94,184

Depreciation and amortization:
Nonalcoholic Beverages	$40,286	$40,551
All Other	2,983	2,975
Consolidated depreciation and amortization	$43,269	$43,526

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2022	2021
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$93,390	$53,363
Less dividends:
Common Stock	1,786	1,785
Class B Common Stock	558	558
Total undistributed earnings	$91,046	$51,020

Common Stock undistributed earnings – basic	$71,463	$38,871
Class B Common Stock undistributed earnings – basic	19,583	12,149
Total undistributed earnings – basic	$91,046	$51,020

Common Stock undistributed earnings – diluted	$71,288	$38,722
Class B Common Stock undistributed earnings – diluted	19,758	12,298
Total undistributed earnings – diluted	$91,046	$51,020

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,785
Common Stock undistributed earnings – basic	71,463	38,871
Numerator for basic net income per Common Stock share	$73,249	$40,656

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$558
Class B Common Stock undistributed earnings – basic	19,583	12,149
Numerator for basic net income per Class B Common Stock share	$20,141	$12,707

	First Quarter
(in thousands, except per share data)	2022	2021
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	558	558
Common Stock undistributed earnings – diluted	91,046	51,020
Numerator for diluted net income per Common Stock share	$93,390	$53,363

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$558	$558
Class B Common Stock undistributed earnings – diluted	19,758	12,298
Numerator for diluted net income per Class B Common Stock share	$20,316	$12,856

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,357	7,141
Class B Common Stock weighted average shares outstanding – basic	2,016	2,232

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,396	9,409
Class B Common Stock weighted average shares outstanding – diluted	2,039	2,268

Basic net income per share:
Common Stock	$9.96	$5.69
Class B Common Stock	$9.99	$5.69

Diluted net income per share:
Common Stock	$9.94	$5.67
Class B Common Stock	$9.96	$5.67

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
(6)1,227,546 shares of the Company’s Class B Common Stock were converted on a one share for one share basis into shares of the Company’s Common Stock, effective as of March 17, 2022. See Note 2 for additional information on the Stockholder Conversion Agreement.

6.    Inventories

Inventories consisted of the following:

(in thousands)	April 1, 2022	December 31, 2021
Finished products	$173,622	$181,751
Manufacturing materials	62,857	81,183
Plastic shells, plastic pallets and other inventories	39,799	39,917
Total inventories	$276,278	$302,851

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	April 1, 2022	December 31, 2021
Repair parts	$27,568	$26,643
Commodity hedges at fair market value	21,433	7,714
Prepaid software	6,671	7,038
Prepaid marketing	5,454	4,380
Prepaid taxes	3,874	4,079
Other prepaid expenses and other current assets	29,151	28,214
Total prepaid expenses and other current assets	$94,151	$78,068

8.    Assets Held for Sale

As of April 1, 2022, certain properties owned by the Company met the accounting guidance criteria to be classified as assets held for sale. The properties primarily relate to warehousing and distribution operations that have been consolidated into new facilities. All properties classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these properties and none meet the accounting guidance criteria to be classified as discontinued operations.

Following is a summary of the assets held for sale:

(in thousands)	April 1, 2022	December 31, 2021
Land	$1,691	$2,906
Buildings and leasehold and land improvements	1,331	3,974
Total assets held for sale	$3,022	$6,880

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	April 1, 2022	December 31, 2021	Estimated Useful Lives
Land	$87,037	$80,261
Buildings	335,737	265,070	8-50 years
Machinery and equipment	441,988	443,592	5-20 years
Transportation equipment	471,059	466,238	3-20 years
Furniture and fixtures	94,336	95,062	3-10 years
Cold drink dispensing equipment	436,016	436,954	3-17 years
Leasehold and land improvements	163,392	178,809	5-20 years
Software for internal use	47,936	47,982	3-10 years
Construction in progress	27,401	23,496
Total property, plant and equipment, at cost	2,104,902	2,037,464
Less: Accumulated depreciation and amortization	1,033,171	1,006,776
Property, plant and equipment, net	$1,071,731	$1,030,688

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	April 1, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	8.0 years	8.3 years
Financing leases	5.0 years	12.5 years
Weighted average discount rate:
Operating leases	3.6%	3.6%
Financing leases	5.2%	3.1%

During the first quarter of 2022, the Company terminated its financing lease for the Snyder Production Center, which was scheduled to expire on December 31, 2035. See Note 2 for additional information on the lease termination.

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	First Quarter
(in thousands)	2022	2021
Operating lease costs	$7,303	$6,254
Short-term and variable leases	3,580	3,877
Depreciation expense from financing leases	1,080	1,414
Interest expense on financing lease obligations	470	584
Total lease cost	$12,433	$12,129

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of April 1, 2022:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2022	$20,696	$2,027
2023	26,590	2,750
2024	22,312	2,808
2025	16,762	2,869
2026	15,597	1,233
Thereafter	65,713	1,304
Total minimum lease payments including interest	$167,670	$12,991
Less: Amounts representing interest	24,300	1,556
Present value of minimum lease principal payments	143,370	11,435
Less: Current portion of lease liabilities	23,556	2,171
Noncurrent portion of lease liabilities	$119,814	$9,264

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2021:

(in thousands)	Operating Leases	Financing Leases
2022	$26,026	$7,145
2023	24,893	7,201
2024	20,639	7,396
2025	16,740	7,593
2026	15,575	6,100
Thereafter	65,695	49,728
Total minimum lease payments including interest	$169,568	$85,163
Less: Amounts representing interest	25,474	14,097
Present value of minimum lease principal payments	144,094	71,066
Less: Current portion of lease liabilities	22,048	6,060
Noncurrent portion of lease liabilities	$122,046	$65,006

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Quarter
(in thousands)	2022	2021
Cash flows from operating activities impact:
Operating leases	$7,006	$6,129
Interest payments on financing lease obligations	470	316
Total cash flows from operating activities impact	$7,476	$6,445

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,375	$1,447
Total cash flows from financing activities impact	$1,375	$1,447

As of April 1, 2022, the Company had three operating lease commitments that had not yet commenced. These lease commitments have a lease term of approximately three to five years and are expected to commence during the second quarter of 2022. The additional lease liability associated with these lease commitments is expected to be $2.5 million.

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	April 1, 2022	December 31, 2021
Distribution agreements at cost	$990,191	$960,042
Less: Accumulated amortization	129,488	123,265
Distribution agreements, net	$860,703	$836,777

Following is a summary of activity for distribution agreements, net during the first quarter of 2022 and the first quarter of 2021:

	First Quarter
(in thousands)	2022	2021
Beginning balance - distribution agreements, net	$836,777	$853,753
BODYARMOR distribution rights	30,149	14
Additional accumulated amortization	(6,223)	(6,122)
Ending balance - distribution agreements, net	$860,703	$847,645

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	April 1, 2022	December 31, 2021
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	14,773	14,322
Customer lists, net	$10,515	$10,966

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	April 1, 2022	December 31, 2021
Accrued insurance costs	$53,619	$51,645
Current portion of acquisition related contingent consideration	47,218	51,518
Accrued marketing costs	31,989	32,249
Employee and retiree benefit plan accruals	31,061	32,007
Current portion of deferred payroll taxes under CARES Act	18,739	18,739
Accrued taxes (other than income taxes)	8,590	6,638
All other accrued expenses	39,352	33,973
Total other accrued liabilities	$230,568	$226,769

The Company has taken advantage of certain provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which allowed an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise have been due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022. The Company repaid a portion of the deferred payroll taxes during 2021 and intends to repay the remaining portion of the deferred payroll taxes during 2022.

14.    Commodity Derivative Instruments

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

	First Quarter
(in thousands)	2022	2021
Cost of sales	$7,494	$288
Selling, delivery and administrative expenses	6,225	560
Total gain	$13,719	$848

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

(in thousands)	April 1, 2022	December 31, 2021
Prepaid expenses and other current assets	$21,433	$7,714
Total assets	$21,433	$7,714

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	April 1, 2022	December 31, 2021
Gross commodity derivative instrument assets	$24,911	$9,200
Gross commodity derivative instrument liabilities	3,478	1,486

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	April 1, 2022	December 31, 2021
Notional amount of outstanding commodity derivative instruments	$53,346	$74,558
Latest maturity date of outstanding commodity derivative instruments	December 2022	December 2022

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

The following tables summarize the carrying amounts and fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, debt and acquisition related contingent consideration:

	April 1, 2022
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$58,260	$58,260	$58,260	$—	$—
Commodity derivative instruments	21,433	21,433	—	21,433	—
Liabilities:
Deferred compensation plan liabilities	58,260	58,260	58,260	—	—
Debt	723,574	734,100	—	734,100	—
Acquisition related contingent consideration	527,926	527,926	—	—	527,926

	December 31, 2021
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$60,461	$60,461	$60,461	$—	$—
Commodity derivative instruments	7,714	7,714	—	7,714	—
Liabilities:
Deferred compensation plan liabilities	60,461	60,461	60,461	—	—
Debt	723,443	772,600	—	772,600	—
Acquisition related contingent consideration	542,105	542,105	—	—	542,105

The acquisition related contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value by discounting future expected acquisition related sub-bottling payments required under the CBA using the Company’s estimated WACC.

The future expected acquisition related sub-bottling payments extend through the life of the applicable distribution assets acquired from CCR, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the acquisition related sub-bottling payments that will be made in the future under the CBA, and current acquisition related sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2022	2021
Beginning balance - Level 3 liability	$542,105	$434,694
Payments of acquisition related contingent consideration	(9,822)	(10,046)
Reclassification to current payables	1,100	100
Increase (decrease) in fair value	(5,457)	10,998
Ending balance - Level 3 liability	$527,926	$435,746

As of April 1, 2022 and April 2, 2021, discount rates of 8.1% and 7.9%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The decrease in the fair value of the acquisition related contingent consideration liability in the first quarter of 2022 was primarily driven by an increase in the discount rate used to calculate fair value, partially offset by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in other (income) expense, net in the condensed consolidated statement of operations for the first quarter of 2022.

The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $38 million to $64 million.

16.    Income Taxes

The Company’s effective income tax rate was 26.2% for the first quarter of 2022 and 27.3% for the first quarter of 2021. The Company’s income tax expense was $33.2 million for the first quarter of 2022 and $20.0 million for the first quarter of 2021. The increase in income tax expense was primarily attributable to higher income before taxes during the first quarter of 2022 compared to the first quarter of 2021.

The Company had uncertain tax positions, including accrued interest, of $1.7 million on both April 1, 2022 and December 31, 2021, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

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

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2022	2021
Service cost	$1,860	$1,863
Interest cost	2,659	2,453
Expected return on plan assets	(2,035)	(3,250)
Recognized net actuarial loss	989	1,219
Amortization of prior service cost	—	1
Net periodic pension cost	$3,473	$2,286

The Company did not make any contributions to the two Company-sponsored pension plans during the first quarter of 2022. Contributions to the two Company-sponsored pension plans in 2022 are expected to be in the range of $20 million to $30 million.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2022	2021
Service cost	$383	$403
Interest cost	474	447
Recognized net actuarial loss	92	186
Net periodic postretirement benefit cost	$949	$1,036

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	April 1, 2022	December 31, 2021
Noncurrent portion of acquisition related contingent consideration	$480,708	$490,587
Accruals for executive benefit plans	133,950	147,135
Noncurrent deferred proceeds from related parties	105,538	106,304
Other	14,141	14,584
Total other liabilities	$734,337	$758,610

19.    Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	April 1, 2022	December 31, 2021
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	$125,000	$125,000
Senior bonds(1)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
2021 Revolving Credit Facility	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(1)	11/25/2025				(32)	(34)
Debt issuance costs					(1,394)	(1,523)
Total debt					723,574	723,443
Less: Current portion of debt					125,000	—
Total long-term debt					$598,574	$723,443

(1)The senior bonds due in 2025 were issued at 99.975% of par.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of April 1, 2022. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 6.5 million cases and 7.2 million cases of finished product from SAC in the first quarter of 2022 and the first quarter of 2021, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2022	2021
Purchases from Southeastern	$32,022	$27,544
Purchases from SAC	45,366	41,253
Total purchases from manufacturing cooperatives	$77,388	$68,797

The Company guarantees a portion of SAC’s debt, which expires in 2024. The amount guaranteed was $9.5 million on both April 1, 2022 and December 31, 2021. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of April 1, 2022, and there was no impairment identified in 2021.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both April 1, 2022 and December 31, 2021.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of April 1, 2022, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $139.7 million.

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

Following is a summary of AOCI(L) for the first quarter of 2022 and the first quarter of 2021:

(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	April 1, 2022
Net pension activity:
Actuarial loss	$(78,882)	$989	$(243)	$(78,136)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,239)	92	(23)	(1,170)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(100,463)	$1,081	$(266)	$(99,648)

(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	April 2, 2021
Net pension activity:
Actuarial loss	$(93,847)	$1,219	$(303)	$(92,931)
Prior service credits	8	1	—	9
Net postretirement benefits activity:
Actuarial loss	(4,328)	186	(46)	(4,188)
Prior service costs	(624)	—	—	(624)
Interest rate swap(1)	(556)	415	(103)	(244)
Foreign currency translation adjustment	14	(49)	12	(23)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(119,053)	$1,772	$(440)	$(117,721)

(1)In 2019, the Company entered into a $100 million fixed rate swap to hedge a portion of the interest rate risk on its previous term loan facility, both of which matured on June 7, 2021. This interest rate swap was designated as a cash flow hedging instrument and changes in its fair value were not material to the condensed consolidated balance sheets.

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	First Quarter 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$278	$41	$319
Selling, delivery and administrative expenses	711	51	762
Subtotal before taxes	989	92	1,081
Income tax expense	243	23	266
Total after tax effect	$746	$69	$815

	First Quarter 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$348	$103	$—	$—	$451
Selling, delivery and administrative expenses	872	83	415	(49)	1,321
Subtotal before taxes	1,220	186	415	(49)	1,772
Income tax expense (benefit)	303	46	103	(12)	440
Total after tax effect	$917	$140	$312	$(37)	$1,332

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
(in thousands)	2022	2021
Accounts receivable, trade	$(3,033)	$(34,577)
Allowance for doubtful accounts	(574)	(972)
Accounts receivable from The Coca‑Cola Company	2,435	(13,529)
Accounts receivable, other	(56)	4,475
Inventories	26,573	(31,606)
Prepaid expenses and other current assets	(16,083)	(2,446)
Accounts payable, trade	(23,357)	13,192
Accounts payable to The Coca‑Cola Company	13,835	35,114
Other accrued liabilities	3,267	14,443
Accrued compensation	(37,564)	(25,072)
Accrued interest payable	2,142	2,316
Change in current assets less current liabilities	$(32,415)	$(38,662)

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of April 1, 2022 and December 31, 2021.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended April 1, 2022 (the “first quarter” of fiscal 2022 (“2022”)) and April 2, 2021 (the “first quarter” of fiscal 2021 (“2021”)).
•The changes in cash flows for the first quarter of 2022 and the first quarter of 2021.

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 86% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our purpose is to honor God in all we do, serve others, pursue excellence and grow profitably. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol COKE.

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

Executive Summary

Net sales increased 11% to $1.40 billion in the first quarter of 2022, while physical case volume decreased 0.6%. The increase in net sales was driven primarily by pricing actions taken on most of our Sparkling and Still beverages during the second half of 2021 and the beginning of 2022. While Sparkling beverage volume decreased 1.5% in the quarter, category demand remained strong when considering the higher pricing in the marketplace. Sales of single-serve products sold in small stores and other immediate consumption channels continued to perform well as on-premise outlets return to pre-pandemic operating levels. Sparkling immediate consumption packages were up 4.6% in the quarter. Still beverage volume increased 1.6% in the quarter driven primarily by BODYARMOR, which we began distributing in our Mid-Atlantic territory at the beginning of 2022.

Gross profit in the first quarter of 2022 increased $58.9 million, or 13%, while gross margin improved 80 basis points to 36.1%. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section, gross profit in the first quarter of 2022 was $500.1 million, which represented an increase of $51.4 million or 12%. Adjusted gross margin was 35.6%, an increase of 30 basis points compared to the first quarter of 2021. The improvement in gross profit was primarily due to strong price realization which led to improved gross margins during this period of high commodity price inflation.

Selling, delivery and administrative (“SD&A”) expenses in the first quarter of 2022 increased $22.1 million, or 6%. SD&A expenses as a percentage of net sales decreased 110 basis points to 26.8% in the first quarter of 2022. The increase in SD&A expenses related primarily to an increase in payroll expenses as a result of compensation adjustments made in 2021 in order to remain competitive in a tight labor market. In addition, higher levels of inflation contributed to the overall increase in SD&A expenses across a number of spending categories.

Income from operations in the first quarter of 2022 was $131.0 million, compared to $94.2 million in the first quarter of 2021, an increase of 39%. On an adjusted basis, income from operations in the first quarter of 2022 was $117.3 million, an increase of 25%.

Net income in the first quarter of 2022 was $93.4 million, compared to $53.4 million in the first quarter of 2021, an improvement of $40.0 million.

Cash flows provided by operations for the first quarter of 2022 were $130.9 million, compared to $81.9 million for the first quarter of 2021. The significant increase in operating cash flows for the first quarter of 2022 was a result of our strong operating performance. We continue to invest in long-term strategic projects to optimize our supply chain and broaden our brand portfolio. Two investments made during the first quarter were the purchase of our Charlotte, N.C. production facility for $60.0 million and the acquisition of the BODYARMOR distribution rights in our Mid-Atlantic territory for $30.1 million.

COVID-19 Impact

The Company continues to diligently monitor and manage through the impact of the ongoing COVID-19 pandemic on all aspects of its business, including the impact on its teammates, communities and customers.

The Company continues to implement its COVID-19 Response Program, including numerous actions to protect and promote the health and safety of its consumers, customers, suppliers, teammates and communities. Such actions include following prescribed Company and other accepted health and safety standards and protocols, including those adopted by the Centers for Disease Control and Prevention (the “CDC”) and local health authorities. Risk mitigation and safety activities continue; examples include adhering to sanitation protocols and promoting hygiene practices recommended by the CDC; offering supplemental sick time for non-exempt teammates; and modifying our health and welfare plans for COVID-19-related events.

At this time and based on current trends, we do not expect the COVID-19 pandemic to materially impact our liquidity position or access to capital in 2022. We also have not experienced, and do not expect, any material impairments or adjustments to the fair values of our assets or the collectability of our receivables as a result of the COVID-19 pandemic.

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

Results of Operations

First Quarter Results

The Company’s results of operations for the first quarter of 2022 and the first quarter of 2021 are highlighted in the table below and discussed in the following paragraphs.

	First Quarter
(in thousands)	2022	2021	Change
Net sales	$1,404,358	$1,269,857	$134,501
Cost of sales	896,782	821,154	75,628
Gross profit	507,576	448,703	58,873
Selling, delivery and administrative expenses	376,591	354,519	22,072
Income from operations	130,985	94,184	36,801
Interest expense, net	7,699	8,746	(1,047)
Other (income) expense, net	(3,279)	12,055	(15,334)
Income before taxes	126,565	73,383	53,182
Income tax expense	33,175	20,020	13,155
Net income	93,390	53,363	40,027
Other comprehensive income, net of tax	815	1,332	(517)
Comprehensive income	$94,205	$54,695	$39,510

Net Sales

Net sales increased $134.5 million, or 10.6%, to $1.40 billion in the first quarter of 2022, as compared to $1.27 billion in the first quarter of 2021. The increase in net sales was primarily attributable to the following (in millions):

First Quarter 2022	Attributable to:
$140.0	Increase in net sales related to price increases and the shift in product mix. Approximately 80% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers, while approximately 20% was related to the shift in product mix to higher revenue still products in order to meet consumer preferences.
(7.7)	Decreased physical case volume
2.2	Other
$134.5	Total increase in net sales

Net sales by product category were as follows:

	First Quarter
(in thousands)	2022	2021	% Change
Bottle/can sales:
Sparkling beverages	$775,584	$694,179	11.7%
Still beverages	467,933	420,056	11.4%
Total bottle/can sales	1,243,517	1,114,235	11.6%

Other sales:
Sales to other Coca‑Cola bottlers	84,296	81,658	3.2%
Post-mix and other	76,545	73,964	3.5%
Total other sales	160,841	155,622	3.4%

Total net sales	$1,404,358	$1,269,857	10.6%

Product category sales volume of physical cases and the percentage change by product category were as follows:

	First Quarter
(in thousands)	2022	2021	% Change
Bottle/can sales volume:
Sparkling beverages	60,182	61,116	(1.5)%
Still beverages	26,220	25,801	1.6%
Total bottle/can sales volume	86,402	86,917	(0.6)%

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2022	2021
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	20%
The Kroger Company	12%	13%
Total approximate percent of the Company’s total bottle/can sales volume	32%	33%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	15%	14%
The Kroger Company	9%	9%
Total approximate percent of the Company’s total net sales	24%	23%

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

Cost of sales increased $75.6 million, or 9.2%, to $896.8 million in the first quarter of 2022, as compared to $821.2 million in the first quarter of 2021. The increase in cost of sales was primarily attributable to the following (in millions):

First Quarter 2022	Attributable to:
$87.3	Increased input costs, including aluminum, PET resin and transportation costs, partially due to the impacts of inflation, as well as the shift in product mix to meet consumer preferences
(4.3)	Decreased physical case volume
(7.4)	Other
$75.6	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $34.4 million in the first quarter of 2022 and $30.0 million in the first quarter of 2021.

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

SD&A expenses increased $22.1 million, or 6.2%, to $376.6 million in the first quarter of 2022, as compared to $354.5 million in the first quarter of 2021. SD&A expenses as a percentage of net sales decreased to 26.8% in the first quarter of 2022 from 27.9% in the first quarter of 2021. The increase in SD&A expenses was primarily attributable to the following (in millions):

First Quarter 2022	Attributable to:
$20.0	Increase in payroll expenses as a result of compensation adjustments which were made in order to remain competitive in a tight labor market
2.1	Other
$22.1	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $180.4 million in the first quarter of 2022 and $157.4 million in the first quarter of 2021.

Interest Expense, Net

Interest expense, net decreased $1.0 million, or 12.0%, to $7.7 million in the first quarter of 2022, as compared to $8.7 million in the first quarter of 2021. The decrease was primarily a result of lower average debt balances.

Other (Income) Expense, Net

A summary of other (income) expense, net is as follows:

	First Quarter
(in thousands)	2022	2021
Increase (decrease) in the fair value of the acquisition related contingent consideration liability	$(5,457)	$10,998
Non-service cost component of net periodic benefit cost	2,178	1,057
Total other (income) expense, net	$(3,279)	$12,055

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value. The fair value is determined by discounting future expected acquisition related sub-bottling payments required under the Company’s comprehensive beverage agreements, which extend through the life of the applicable distribution assets, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections. The life of these distribution assets is generally 40 years. The Company is required to pay the current portion of the acquisition related sub-bottling payment on a quarterly basis.

The decrease in the fair value of the acquisition related contingent consideration liability in the first quarter of 2022 as compared to the first quarter of 2021 was primarily driven by an increase in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate was 26.2% for the first quarter of 2022 and 27.3% for the first quarter of 2021. The Company’s income tax expense increased $13.2 million, or 65.7%, to $33.2 million for the first quarter of 2022, as compared to $20.0 million for the first quarter of 2021. The increase in income tax expense was primarily attributable to higher income before taxes during the first quarter of 2022 compared to the first quarter of 2021.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.8 million in the first quarter of 2022 and $1.3 million in the first quarter of 2021.

Segment Operating Results

The Company evaluates segment reporting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM.

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2022	2021
Net sales:
Nonalcoholic Beverages	$1,373,221	$1,235,090
All Other	96,163	89,949
Eliminations(1)	(65,026)	(55,182)
Consolidated net sales	$1,404,358	$1,269,857

Income from operations:
Nonalcoholic Beverages	$134,558	$95,042
All Other	(3,573)	(858)
Consolidated income from operations	$130,985	$94,184

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

Adjusted Non-GAAP Results

The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, management believes that certain non-GAAP financial measures provide users of the financial statements with additional, meaningful financial information that should be considered when assessing the Company’s ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	First Quarter 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$507,576	$376,591	$130,985	$126,565	$93,390	$9.96
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	(5,457)	(4,109)	(0.44)
Fair value adjustments for commodity derivative instruments(2)	(7,494)	6,225	(13,719)	(13,719)	(10,330)	(1.10)
Supply chain optimization(3)	5	(39)	44	44	33	—
Total reconciling items	(7,489)	6,186	(13,675)	(19,132)	(14,406)	(1.54)
Adjusted results (non-GAAP)	$500,087	$382,777	$117,310	$107,433	$78,984	$8.42

	First Quarter 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$448,703	$354,519	$94,184	$73,383	$53,363	$5.69
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	10,998	8,249	0.89
Fair value adjustments for commodity derivative instruments(2)	(288)	560	(848)	(848)	(636)	(0.07)
Supply chain optimization(3)	276	(106)	382	382	287	0.03
Total reconciling items	(12)	454	(466)	10,532	7,900	0.85
Adjusted results (non-GAAP)	$448,691	$354,973	$93,718	$83,915	$61,263	$6.54

Following is an explanation of non-GAAP adjustments:

(1)This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and future cash flow projections of the distribution territories subject to acquisition related sub-bottling payments.
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

Financial Condition

Total assets were $3.43 billion as of April 1, 2022, which was a decrease of $19.6 million from December 31, 2021. Net working capital, defined as current assets less current liabilities, was $157.1 million as of April 1, 2022, which was a decrease of $84.7 million from December 31, 2021.

Significant changes in net working capital as of April 1, 2022 as compared to December 31, 2021 were as follows:

•A decrease in inventories of $26.6 million primarily as a result of consumption of higher inventory levels, which were built in anticipation of increased input costs due to inflation, as of December 31, 2021.
•An increase in current portion of debt of $125.0 million due to the Company’s senior notes maturing on February 27, 2023.
•A decrease in accounts payable, trade of $45.6 million due to the timing of cash payments.
•A decrease in accrued compensation of $37.6 million, primarily as a result of the timing of bonus and incentive payments in the first quarter of 2022.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of April 1, 2022, the Company had $127.1 million in cash and cash equivalents. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to repay its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or access to capital.

The Company’s debt as of April 1, 2022 and December 31, 2021 was as follows:

(in thousands)	Maturity Date	April 1, 2022	December 31, 2021
Senior notes	2/27/2023	$125,000	$125,000
Senior bonds and unamortized discount on senior bonds(1)	11/25/2025	349,968	349,966
2021 Revolving Credit Facility	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,394)	(1,523)
Total debt		$723,574	$723,443

(1)The senior bonds due in 2025 were issued at 99.975% of par.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of April 1, 2022. These covenants have not and are not expected to restrict the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

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

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of April 1, 2022, the Company’s credit ratings and outlook for its debt were as follows:

	Credit Rating	Rating Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Positive

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2022	2021
Beginning balance - Level 3 liability	$542,105	$434,694
Payments of acquisition related contingent consideration	(9,822)	(10,046)
Reclassification to current payables	1,100	100
Increase (decrease) in fair value	(5,457)	10,998
Ending balance - Level 3 liability	$527,926	$435,746

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2022	2021
Cash Sources:
Net cash provided by operating activities(1)	$130,881	$81,910
Proceeds from the sale of property, plant and equipment	2,178	74
Total cash sources	$133,059	$81,984

Cash Uses:
Additions to property, plant and equipment	$104,353	$37,204
Acquisition of BODYARMOR distribution rights	30,149	1,998
Payments of acquisition related contingent consideration	9,822	10,046
Cash dividends paid	2,344	2,343
Payments on financing lease obligations	1,375	1,447
Payments on term loan facility	—	31,250
Other	245	661
Total cash uses	$148,288	$84,949
Net decrease in cash during period	$(15,229)	$(2,965)

(1)Net cash provided by operating activities included net income tax payments of $1.2 million in the first quarter of 2022 and $0.6 million in the first quarter of 2021.

Cash Flows From Operating Activities

During the first quarter of 2022, cash provided by operating activities was $130.9 million, which was an increase of $49.0 million as compared to the first quarter of 2021. The cash flows from operations were primarily the result of our strong operating performance.

Cash Flows From Investing Activities

During the first quarter of 2022, cash used in investing activities was $132.5 million, which was an increase of $92.9 million as compared to the first quarter of 2021. The increase was primarily a result of additions to property, plant and equipment, which were $104.4 million during the first quarter of 2022 and $37.2 million during the first quarter of 2021. There were $12.7 million and $16.2 million of additions to property, plant and equipment accrued in accounts payable, trade as of April 1, 2022 and April 2, 2021, respectively.

On January 1, 2022, the Company acquired $30.1 million of BODYARMOR distribution rights. On March 17, 2022, CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina for a purchase price of $60.0 million, which was included in additions to property, plant and equipment.

The Company anticipates additions to property, plant and equipment in 2022 to be in the range of $200 million to $220 million.

Cash Flows From Financing Activities

During the first quarter of 2022, cash used in financing activities was $13.6 million, which was a decrease of $31.6 million as compared to the first quarter of 2021. The decrease was primarily a result of payments on the Company’s term loan facility made during the first quarter of 2021 that did not recur in the first quarter of 2022.

The Company had cash payments for acquisition related contingent consideration of $9.8 million during the first quarter of 2022 and $10.0 million during the first quarter of 2021. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $38 million to $64 million.

During 2021, the Company used a combination of cash on hand and borrowings under its previous revolving credit facility (the “2018 Revolving Credit Facility”) to repay the remaining balance of its previous term loan facility that matured on June 7, 2021.

Also during 2021, the Company entered into a credit agreement, providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “2021 Revolving Credit Facility”), maturing on July 9, 2026. Borrowings under the 2021 Revolving Credit Facility bear interest at a base rate or adjusted London InterBank Offered Rate (“LIBOR”), at the Company’s option, plus an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). The 2021 Revolving Credit Facility’s underlying credit agreement includes successor LIBOR rate provisions, providing that the Secured Overnight Financing Rate will be used as the LIBOR replacement rate for borrowings under the facility after June 30, 2023, unless the Company and its lenders agree to an alternative reference rate based on prevailing market convention at the replacement date. In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the 2021 Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the 2021 Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The 2021 Revolving Credit Facility replaced the 2018 Revolving Credit Facility.

Also during 2021, the Company entered into a term loan agreement, providing for a three-year senior unsecured term loan facility in the aggregate principal amount of $70 million (the “2021 Term Loan Facility”), maturing on July 9, 2024. Borrowings under the 2021 Term Loan Facility bore interest at a base rate or adjusted LIBOR, at the Company’s option, plus an applicable rate, depending on the Company’s Debt Rating. The entire amount of the 2021 Term Loan Facility was fully drawn and subsequently repaid during 2021.

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

	First Quarter
(in thousands)	2022	2021
Decrease in cost of sales	$(10,493)	$(962)
Decrease in SD&A expenses	(8,444)	(844)
Net impact	$(18,937)	$(1,806)

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation), disruption of supply or unavailability or shortages of raw materials, fuel and other supplies; the inability to attract and retain front-line employees in a tight labor market; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; the COVID-19 pandemic and other pandemic outbreaks in the future; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients and product safety and sustainability; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or on our best behalf and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems; unfavorable changes in the general economy; changes in our top customer relationships and marketing strategies; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; and the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this report.

Caution should be taken not to place undue reliance on the forward-looking statements included in this report. The Company assumes no obligation to update any forward-looking statements except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in the Company’s reports and other filings with the United States Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of April 1, 2022. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of April 1, 2022, there would be no change to interest expense for the next 12 months.

The Company’s acquisition related contingent consideration liability, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of expected future acquisition related sub-bottling payments due under the Company’s comprehensive beverage agreements. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

The Company is exposed to certain market risks and commodity price risk that arise in the ordinary course of business. The Company may enter into commodity derivative instruments to manage or reduce market risk. The Company does not use commodity derivative instruments for trading or speculative purposes.

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $75.4 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 7.0% in 2021 and 1.4% in 2020. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2022.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 1, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10‑K for 2021.

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10.1*	Amendment No. 2, dated February 21, 2022, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Retention Plan, adopted effective as of March 5, 2014.	Filed herewith.
10.2*
Amendment No. 4, dated February 21, 2022, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.
Filed herewith.
10.3	Purchase and Sale Agreement, dated as of March 17, 2022, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022 (File No. 0-9286).
10.4
Stockholder Conversion Agreement, dated as of March 17, 2022, by and among the Company, the JFH Family Limited Partnership—SW1, the Anne Lupton Carter Trust f/b/o Sue Anne H. Wells, the JFH Family Limited Partnership—DH1 and the Anne Lupton Carter Trust f/b/o Deborah S. Harrison.
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022 (File No. 0-9286).
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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: May 3, 2022	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: May 3, 2022	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)