Form 10-Q
period 2022-07-01
Coca-Cola Consolidated, Inc.
filed 2022-08-02
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of July 22, 2022, there were 8,368,993 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2022

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$1,595,215	$1,433,086	$2,999,573	$2,702,943
Cost of sales	1,044,556	938,146	1,941,338	1,759,300
Gross profit	550,659	494,940	1,058,235	943,643
Selling, delivery and administrative expenses	403,366	374,079	779,957	728,598
Income from operations	147,293	120,861	278,278	215,045
Interest expense, net	7,146	8,365	14,845	17,111
Other expense, net	6,199	47,041	2,920	59,096
Income before taxes	133,948	65,455	260,513	138,838
Income tax expense	34,386	17,275	67,561	37,295
Net income	$99,562	$48,180	$192,952	$101,543

Basic net income per share:
Common Stock	$10.62	$5.14	$20.58	$10.83
Weighted average number of Common Stock shares outstanding	8,369	7,141	7,863	7,141

Class B Common Stock	$10.62	$5.14	$20.62	$10.83
Weighted average number of Class B Common Stock shares outstanding	1,005	2,232	1,511	2,232

Diluted net income per share:
Common Stock	$10.59	$5.12	$20.53	$10.79
Weighted average number of Common Stock shares outstanding – assuming dilution	9,399	9,407	9,399	9,407

Class B Common Stock	$10.59	$5.12	$20.56	$10.79
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,030	2,266	1,536	2,266

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.50	$0.50
Class B Common Stock	$0.25	$0.25	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Net income	$99,562	$48,180	$192,952	$101,543

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain	745	913	1,491	1,829
Prior service credits	—	—	—	1
Postretirement benefits reclassification including benefit costs:
Actuarial gain	69	139	138	279
Interest rate swap	—	244	—	556
Foreign currency translation adjustment	—	28	—	(9)
Other comprehensive income, net of tax	814	1,324	1,629	2,656
Comprehensive income	$100,376	$49,504	$194,581	$104,199

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	July 1, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$188,803	$142,314
Accounts receivable, trade	554,329	472,270
Allowance for doubtful accounts	(14,523)	(17,336)
Accounts receivable from The Coca‑Cola Company	49,577	57,737
Accounts receivable, other	41,589	33,878
Inventories	303,539	302,851
Prepaid expenses and other current assets	86,844	78,068
Assets held for sale	3,045	6,880
Total current assets	1,213,203	1,076,662
Property, plant and equipment, net	1,081,604	1,030,688
Right-of-use assets - operating leases	137,026	139,877
Leased property under financing leases, net	7,254	64,211
Other assets	112,133	120,486
Goodwill	165,903	165,903
Distribution agreements, net	854,480	836,777
Customer lists, net	10,065	10,966
Total assets	$3,581,668	$3,445,570

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$24,771	$22,048
Current portion of obligations under financing leases	2,214	6,060
Accounts payable, trade	323,449	319,318
Accounts payable to The Coca‑Cola Company	198,735	145,671
Other accrued liabilities	229,398	226,769
Accrued compensation	69,878	110,894
Accrued interest payable	3,988	4,096
Current portion of debt	125,000	—
Total current liabilities	977,433	834,856
Deferred income taxes	148,151	136,432
Pension and postretirement benefit obligations	99,491	93,391
Other liabilities	730,532	758,610
Noncurrent portion of obligations under operating leases	117,056	122,046
Noncurrent portion of obligations under financing leases	8,692	65,006
Long-term debt	598,633	723,443
Total liabilities	2,679,988	2,733,784
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 11,431,367 and 10,203,821 shares issued, respectively	11,431	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 and 2,860,356 shares issued, respectively	1,633	2,860
Additional paid-in capital	135,953	135,953
Retained earnings	912,751	724,486
Accumulated other comprehensive loss	(98,834)	(100,463)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	901,680	711,786
Total liabilities and equity	$3,581,668	$3,445,570
See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Half
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$192,952	$101,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	74,037	76,264
Amortization of intangible assets and deferred proceeds, net	11,815	11,619
Deferred income taxes	11,189	2,293
Fair value adjustment of acquisition related contingent consideration	(1,436)	56,981
Loss on sale of property, plant and equipment	1,327	2,457
Amortization of debt costs	504	549
Impairment and abandonment of property, plant and equipment	—	3,200
Change in current assets less current liabilities	(59,004)	24,332
Change in other noncurrent assets	21,904	6,325
Change in other noncurrent liabilities	(9,753)	(14,178)
Total adjustments	50,583	169,842
Net cash provided by operating activities	$243,535	$271,385

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(145,182)	$(80,308)
Acquisition of BODYARMOR distribution rights	(30,149)	(1,998)
Proceeds from the sale of property, plant and equipment	5,255	1,678
Investment in CONA Services LLC	(1,538)	(1,724)
Net cash used in investing activities	$(171,614)	$(82,352)

Cash Flows from Financing Activities:
Payments of acquisition related contingent consideration	$(18,710)	$(19,920)
Cash dividends paid	(4,687)	(4,687)
Payments on financing lease obligations	(1,904)	(2,368)
Debt issuance fees	(131)	(147)
Payments on term loan facility	—	(217,500)
Borrowings under revolving credit facility	—	55,000
Net cash used in financing activities	$(25,432)	$(189,622)

Net increase (decrease) in cash during period	$46,489	$(589)
Cash at beginning of period	142,314	54,793
Cash at end of period	$188,803	$54,204

Significant non-cash investing and financing activities:
Reductions to leased property under financing leases	$55,465	$—
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	19,626	16,734
Right-of-use assets obtained in exchange for operating lease obligations	9,345	7,353

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on April 1, 2022	$11,431	$1,633	$135,953	$815,532	$(99,648)	$(60,845)	$(409)	$803,647
Net income	—	—	—	99,562	—	—	—	99,562
Other comprehensive income, net of tax	—	—	—	—	814	—	—	814
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(2,092)	—	—	—	(2,092)
Class B Common Stock ($0.25 per share)	—	—	—	(251)	—	—	—	(251)
Balance on July 1, 2022	$11,431	$1,633	$135,953	$912,751	$(98,834)	$(60,845)	$(409)	$901,680

Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786
Net income	—	—	—	192,952	—	—	—	192,952
Other comprehensive income, net of tax	—	—	—	—	1,629	—	—	1,629
Cash dividends paid:
Common Stock ($0.50 per share)	—	—	—	(3,878)	—	—	—	(3,878)
Class B Common Stock ($0.50 per share)	—	—	—	(809)	—	—	—	(809)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—
Balance on July 1, 2022	$11,431	$1,633	$135,953	$912,751	$(98,834)	$(60,845)	$(409)	$901,680

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on April 2, 2021	$10,204	$2,860	$135,953	$595,300	$(117,721)	$(60,845)	$(409)	$565,342
Net income	—	—	—	48,180	—	—	—	48,180
Other comprehensive income, net of tax	—	—	—	—	1,324	—	—	1,324
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,786)	—	—	—	(1,786)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)
Balance on July 2, 2021	$10,204	$2,860	$135,953	$641,136	$(116,397)	$(60,845)	$(409)	$612,502

Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990
Net income	—	—	—	101,543	—	—	—	101,543
Other comprehensive income, net of tax	—	—	—	—	2,656	—	—	2,656
Cash dividends paid:
Common Stock ($0.50 per share)	—	—	—	(3,571)	—	—	—	(3,571)
Class B Common Stock ($0.50 per share)	—	—	—	(1,116)	—	—	—	(1,116)
Balance on July 2, 2021	$10,204	$2,860	$135,953	$641,136	$(116,397)	$(60,845)	$(409)	$612,502

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of July 1, 2022 and December 31, 2021.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended July 1, 2022 (the “second quarter” of fiscal 2022 (“2022”)) and July 2, 2021 (the “second quarter” of fiscal 2021 (“2021”)) and the six-month periods ended July 1, 2022 (the “first half” of 2022) and July 2, 2021 (the “first half” of 2021).
•The changes in cash flows for the first half of 2022 and the first half of 2021.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2021 filed with the United States Securities and Exchange Commission (the “SEC”).

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

On March 17, 2022, the Company entered into a stockholder conversion agreement (the “Stockholder Conversion Agreement”) with the JFH Family Limited Partnership—SW1, the Anne Lupton Carter Trust f/b/o Sue Anne H. Wells, the JFH Family Limited Partnership—DH1 and the Anne Lupton Carter Trust f/b/o Deborah S. Harrison (collectively, the “Converting Stockholders”), pursuant to which the Company and the Converting Stockholders agreed upon the process for converting an aggregate of

1,227,546 shares of the Company’s Class B Common Stock owned by the Converting Stockholders on a one share for one share basis into shares of the Company’s Common Stock, effective as of March 17, 2022 (the “Converted Shares”). In the Stockholder Conversion Agreement, the Company agreed to cause the Converted Shares to be registered for resale pursuant to the Company’s existing automatic shelf registration statement and the Converting Stockholders agreed to certain restrictions on their resale of the Converted Shares, including a trade volume limitation that prohibits the sale of more than 175,000 of the Converted Shares in the aggregate during any three-consecutive month period. On June 21, 2022, the Company filed a prospectus supplement with the SEC pursuant to the Company’s existing automatic shelf registration statement, registering the Converted Shares for resale by the Converting Stockholders. The Company will not receive any proceeds from any resale of the Converted Shares by the Converting Stockholders.

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

As of July 1, 2022, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of descendants of the late J. Frank Harrison, Jr., have agreed to vote the shares of the Company’s Class B Common Stock and Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Payments made by the Company to The Coca-Cola Company(1)	$510,571	$366,808	$930,279	$716,153
Payments made by The Coca-Cola Company to the Company	60,601	50,325	120,270	80,002

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

Acquisition related sub-bottling payments to CCR were $18.7 million in the first half of 2022 and $19.9 million in the first half of 2021. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub‑bottling payments to CCR:

(in thousands)	July 1, 2022	December 31, 2021
Current portion of acquisition related contingent consideration	$40,321	$51,518
Noncurrent portion of acquisition related contingent consideration	481,938	490,587
Total acquisition related contingent consideration	$522,259	$542,105

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.8 million as of July 1, 2022 and $21.7 million as of December 31, 2021.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.2 million as of both July 1, 2022 and December 31, 2021. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $4.4 million in the first half of 2022 and $4.5 million in the first half of 2021.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $16.7 million on July 1, 2022 and $7.9 million on December 31, 2021, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $1.1 million in the first half of 2022 and $1.4 million in the first half of 2021, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $15.4 million as of July 1, 2022 and $13.7 million as of December 31, 2021.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred CONA service fees of $13.0 million in the first half of 2022 and $12.4 million in the first half of 2021.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $26.9 million on July 1, 2022 and $28.2 million on December 31, 2021.

The Company previously leased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (the “Snyder Production Center”) from Harrison Limited Partnership One (“HLP”), which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a former director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. On March 17, 2022, CCBCC Operations, LLC (“Operations”), a wholly owned subsidiary of the Company, entered into a definitive purchase and sale agreement with HLP, pursuant to which Operations purchased the Snyder Production Center from HLP on such date for a purchase price of $60.0 million. This lease, which was scheduled to expire on December 31, 2035, was terminated in connection with the purchase of the Snyder Production Center by Operations. There was no principal balance outstanding under this lease on July 1, 2022 and there was a principal balance outstanding of $59.1 million on December 31, 2021.

A summary of rental payments for these leases related to the second quarter and the first half of 2022 and 2021 is as follows:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Company headquarters	$964	$945	$1,927	$1,890
Snyder Production Center	—	1,113	927	2,226

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the condensed consolidated statements of operations, was $3.6 million in both the second quarter of 2022 and the second quarter of 2021 and $5.6 million and $5.5 million in the first half of 2022 and the first half of 2021, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in both the first half of 2022 and the first half of 2021.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,550,255	$1,388,991	$2,912,506	$2,614,203
Total point in time net sales	$1,550,255	$1,388,991	$2,912,506	$2,614,203

Over time net sales:
Nonalcoholic Beverages - over time	$11,759	$10,924	$22,729	$20,802
All Other - over time	33,201	33,171	64,338	67,938
Total over time net sales	$44,960	$44,095	$87,067	$88,740

Total net sales	$1,595,215	$1,433,086	$2,999,573	$2,702,943

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.0 million as of both July 1, 2022 and December 31, 2021.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first half of 2022 and the first half of 2021:

	First Half
(in thousands)	2022	2021
Beginning balance - allowance for credit losses	$14,336	$18,070
Additions charged to expenses and as reductions to net sales	47	1,652
Deductions	(2,860)	(6,790)
Ending balance - allowance for credit losses	$11,523	$12,932

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Net sales:
Nonalcoholic Beverages	$1,562,014	$1,399,915	$2,935,235	$2,635,005
All Other	105,910	93,192	202,073	183,141
Eliminations(1)	(72,709)	(60,021)	(137,735)	(115,203)
Consolidated net sales	$1,595,215	$1,433,086	$2,999,573	$2,702,943

Income from operations:
Nonalcoholic Beverages	$144,012	$124,372	$278,570	$219,414
All Other	3,281	(3,511)	(292)	(4,369)
Consolidated income from operations	$147,293	$120,861	$278,278	$215,045

Depreciation and amortization:
Nonalcoholic Beverages	$39,771	$41,224	$80,057	$81,775
All Other	2,812	3,133	5,795	6,108
Consolidated depreciation and amortization	$42,583	$44,357	$85,852	$87,883

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2022	2021	2022	2021
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$99,562	$48,180	$192,952	$101,543
Less dividends:
Common Stock	2,092	1,786	3,878	3,571
Class B Common Stock	251	558	809	1,116
Total undistributed earnings	$97,219	$45,836	$188,265	$96,856

Common Stock undistributed earnings – basic	$86,796	$34,921	$157,918	$73,792
Class B Common Stock undistributed earnings – basic	10,423	10,915	30,347	23,064
Total undistributed earnings – basic	$97,219	$45,836	$188,265	$96,856

Common Stock undistributed earnings – diluted	$86,565	$34,795	$157,498	$73,525
Class B Common Stock undistributed earnings – diluted	10,654	11,041	30,767	23,331
Total undistributed earnings – diluted	$97,219	$45,836	$188,265	$96,856

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$2,092	$1,786	$3,878	$3,571
Common Stock undistributed earnings – basic	86,796	34,921	157,918	73,792
Numerator for basic net income per Common Stock share	$88,888	$36,707	$161,796	$77,363

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$251	$558	$809	$1,116
Class B Common Stock undistributed earnings – basic	10,423	10,915	30,347	23,064
Numerator for basic net income per Class B Common Stock share	$10,674	$11,473	$31,156	$24,180

	Second Quarter		First Half
(in thousands, except per share data)	2022	2021	2022	2021
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$2,092	$1,786	$3,878	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	251	558	809	1,116
Common Stock undistributed earnings – diluted	97,219	45,836	188,265	96,856
Numerator for diluted net income per Common Stock share	$99,562	$48,180	$192,952	$101,543

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$251	$558	$809	$1,116
Class B Common Stock undistributed earnings – diluted	10,654	11,041	30,767	23,331
Numerator for diluted net income per Class B Common Stock share	$10,905	$11,599	$31,576	$24,447

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,369	7,141	7,863	7,141
Class B Common Stock weighted average shares outstanding – basic	1,005	2,232	1,511	2,232

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,399	9,407	9,399	9,407
Class B Common Stock weighted average shares outstanding – diluted	1,030	2,266	1,536	2,266

Basic net income per share:
Common Stock	$10.62	$5.14	$20.58	$10.83
Class B Common Stock	$10.62	$5.14	$20.62	$10.83

Diluted net income per share:
Common Stock	$10.59	$5.12	$20.53	$10.79
Class B Common Stock	$10.59	$5.12	$20.56	$10.79

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

6.    Inventories

Inventories consisted of the following:

(in thousands)	July 1, 2022	December 31, 2021
Finished products	$193,590	$181,751
Manufacturing materials	66,669	81,183
Plastic shells, plastic pallets and other inventories	43,280	39,917
Total inventories	$303,539	$302,851

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	July 1, 2022	December 31, 2021
Repair parts	$33,185	$26,643
Commodity hedges at fair market value	10,036	7,714
Prepaid software	8,286	7,038
Prepaid marketing	5,105	4,380
Prepaid taxes	742	4,079
Other prepaid expenses and other current assets	29,490	28,214
Total prepaid expenses and other current assets	$86,844	$78,068

8.    Assets Held for Sale

As of July 1, 2022, certain properties owned by the Company met the accounting guidance criteria to be classified as assets held for sale. The properties primarily relate to warehousing and distribution operations that have been consolidated into new facilities. All properties classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these properties and none meet the accounting guidance criteria to be classified as discontinued operations.

Following is a summary of the assets held for sale:

(in thousands)	July 1, 2022	December 31, 2021
Land	$1,691	$2,906
Buildings and leasehold and land improvements	1,354	3,974
Total assets held for sale	$3,045	$6,880

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	July 1, 2022	December 31, 2021	Estimated Useful Lives
Land	$87,037	$80,261
Buildings	337,580	265,070	8-50 years
Machinery and equipment	447,699	443,592	5-20 years
Transportation equipment	479,747	466,238	3-20 years
Furniture and fixtures	95,701	95,062	3-10 years
Cold drink dispensing equipment	437,376	436,954	3-17 years
Leasehold and land improvements	166,519	178,809	5-20 years
Software for internal use	47,936	47,982	3-10 years
Construction in progress	41,020	23,496
Total property, plant and equipment, at cost	2,140,615	2,037,464
Less: Accumulated depreciation and amortization	1,059,011	1,006,776
Property, plant and equipment, net	$1,081,604	$1,030,688

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	July 1, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	7.8 years	8.3 years
Financing leases	4.8 years	12.5 years
Weighted average discount rate:
Operating leases	3.5%	3.6%
Financing leases	5.2%	3.1%

On March 17, 2022, the Company terminated its financing lease for the Snyder Production Center, which was scheduled to expire on December 31, 2035. See Note 2 for additional information on the lease termination.

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Operating lease costs	$7,336	$6,565	$14,639	$12,819
Short-term and variable leases	3,695	4,494	7,275	8,371
Depreciation expense from financing leases	412	1,414	1,492	2,828
Interest expense on financing lease obligations	144	579	614	1,163
Total lease cost	$11,587	$13,052	$24,020	$25,181

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of July 1, 2022:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2022	$14,441	$1,354
2023	27,815	2,750
2024	23,315	2,808
2025	17,413	2,869
2026	16,086	1,233
Thereafter	65,939	1,304
Total minimum lease payments including interest	$165,009	$12,318
Less: Amounts representing interest	23,182	1,412
Present value of minimum lease principal payments	141,827	10,906
Less: Current portion of lease liabilities	24,771	2,214
Noncurrent portion of lease liabilities	$117,056	$8,692

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2021:

(in thousands)	Operating Leases	Financing Leases
2022	$26,026	$7,145
2023	24,893	7,201
2024	20,639	7,396
2025	16,740	7,593
2026	15,575	6,100
Thereafter	65,695	49,728
Total minimum lease payments including interest	$169,568	$85,163
Less: Amounts representing interest	25,474	14,097
Present value of minimum lease principal payments	144,094	71,066
Less: Current portion of lease liabilities	22,048	6,060
Noncurrent portion of lease liabilities	$122,046	$65,006

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Half
(in thousands)	2022	2021
Cash flows from operating activities impact:
Operating leases	$14,056	$13,689
Interest payments on financing lease obligations	614	1,163
Total cash flows from operating activities impact	$14,670	$14,852

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,904	$2,368
Total cash flows from financing activities impact	$1,904	$2,368

Subsequent to quarter-end, the Company entered into an operating lease commitment with a lease term of five years. This lease commitment is expected to commence during the third quarter of 2022. The additional lease liability associated with this lease commitment is expected to be approximately $9.8 million.

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	July 1, 2022	December 31, 2021
Distribution agreements at cost	$990,191	$960,042
Less: Accumulated amortization	135,711	123,265
Distribution agreements, net	$854,480	$836,777

Following is a summary of activity for distribution agreements, net during the first half of 2022 and the first half of 2021:

	First Half
(in thousands)	2022	2021
Beginning balance - distribution agreements, net	$836,777	$853,753
BODYARMOR distribution rights	30,149	14
Additional accumulated amortization	(12,446)	(12,243)
Ending balance - distribution agreements, net	$854,480	$841,524

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	July 1, 2022	December 31, 2021
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	15,223	14,322
Customer lists, net	$10,065	$10,966

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	July 1, 2022	December 31, 2021
Accrued insurance costs	$51,800	$51,645
Current portion of acquisition related contingent consideration	40,321	51,518
Accrued marketing costs	35,102	32,249
Employee and retiree benefit plan accruals	31,146	32,007
Current portion of deferred payroll taxes under CARES Act	18,739	18,739
Accrued taxes (other than income taxes)	8,260	6,638
All other accrued expenses	44,030	33,973
Total other accrued liabilities	$229,398	$226,769

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

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Cost of sales	$(13,663)	$2,128	$(6,169)	$2,416
Selling, delivery and administrative expenses	998	505	7,223	1,065
Total gain (loss)	$(12,665)	$2,633	$1,054	$3,481

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

(in thousands)	July 1, 2022	December 31, 2021
Assets:
Prepaid expenses and other current assets	$10,036	$7,714
Total assets	$10,036	$7,714

Liabilities:
Other accrued liabilities	$1,268	$—
Total liabilities	$1,268	$—

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	July 1, 2022	December 31, 2021
Gross commodity derivative instrument assets	$10,493	$9,200
Gross commodity derivative instrument liabilities	1,725	1,486

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	July 1, 2022	December 31, 2021
Notional amount of outstanding commodity derivative instruments	$41,074	$74,558
Latest maturity date of outstanding commodity derivative instruments	December 2022	December 2022

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

The following tables summarize the carrying amounts and fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, debt and acquisition related contingent consideration:

	July 1, 2022
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$49,535	$49,535	$49,535	$—	$—
Commodity derivative instruments	10,036	10,036	—	10,036	—
Liabilities:
Deferred compensation plan liabilities	49,535	49,535	49,535	—	—
Commodity derivative instruments	1,268	1,268	—	1,268	—
Debt	723,633	718,400	—	718,400	—
Acquisition related contingent consideration	522,259	522,259	—	—	522,259

	December 31, 2021
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$60,461	$60,461	$60,461	$—	$—
Commodity derivative instruments	7,714	7,714	—	7,714	—
Liabilities:
Deferred compensation plan liabilities	60,461	60,461	60,461	—	—
Debt	723,443	772,600	—	772,600	—
Acquisition related contingent consideration	542,105	542,105	—	—	542,105

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Beginning balance - Level 3 liability	$527,926	$435,746	$542,105	$434,694
Payments of acquisition related contingent consideration	(8,888)	(9,874)	(18,710)	(19,920)
Reclassification to current payables	(800)	1,200	300	1,300
Increase (decrease) in fair value	4,021	45,983	(1,436)	56,981
Ending balance - Level 3 liability	$522,259	$473,055	$522,259	$473,055

As of July 1, 2022 and July 2, 2021, discount rates of 8.9% and 7.7%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The decrease in the fair value of the acquisition related contingent consideration liability in the first half of 2022 was primarily driven by an increase in the discount rate used to calculate fair value, partially offset by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in other expense, net in the condensed consolidated statement of operations for the first half of 2022.

The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $39 million to $69 million.

16.    Income Taxes

The Company’s effective income tax rate was 25.9% for the first half of 2022 and 26.9% for the first half of 2021. The Company’s income tax expense was $67.6 million for the first half of 2022 and $37.3 million for the first half of 2021. The increase in income tax expense was primarily attributable to higher income before taxes during the first half of 2022 compared to the first half of 2021.

The Company had uncertain tax positions, including accrued interest, of $1.7 million on both July 1, 2022 and December 31, 2021, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

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

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Service cost	$1,861	$1,863	$3,721	$3,726
Interest cost	2,659	2,455	5,318	4,908
Expected return on plan assets	(2,036)	(3,248)	(4,071)	(6,498)
Recognized net actuarial loss	988	1,216	1,977	2,435
Amortization of prior service cost	—	—	—	1
Net periodic pension cost	$3,472	$2,286	$6,945	$4,572

The Company did not make any contributions to the two Company-sponsored pension plans during the first half of 2022. Contributions to the two Company-sponsored pension plans in 2022 are expected to be in the range of $20 million to $30 million.

During the first half of 2022, the Company began the process of terminating the Primary Plan. The Company expects to offer a lump sum benefit payout option to certain plan participants prior to completing the purchase of group annuity contracts that will transfer the pension benefit obligation to an insurance company.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Service cost	$384	$403	$767	$806
Interest cost	475	448	949	895
Recognized net actuarial loss	91	185	183	371
Net periodic postretirement benefit cost	$950	$1,036	$1,899	$2,072

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	July 1, 2022	December 31, 2021
Noncurrent portion of acquisition related contingent consideration	$481,938	$490,587
Accruals for executive benefit plans	130,277	147,135
Noncurrent deferred proceeds from related parties	104,772	106,304
Other	13,545	14,584
Total other liabilities	$730,532	$758,610

19.    Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	July 1, 2022	December 31, 2021
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	$125,000	$125,000
Senior bonds(1)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
2021 Revolving Credit Facility	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(1)	11/25/2025				(30)	(34)
Debt issuance costs					(1,337)	(1,523)
Total debt					723,633	723,443
Less: Current portion of debt					125,000	—
Total long-term debt					$598,633	$723,443

(1)The senior bonds due in 2025 were issued at 99.975% of par.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of July 1, 2022. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 13.4 million cases and 14.3 million cases of finished product from SAC in the first half of 2022 and the first half of 2021, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Purchases from Southeastern	$41,246	$34,029	$73,268	$61,573
Purchases from SAC	50,562	42,557	95,928	83,810
Total purchases from manufacturing cooperatives	$91,808	$76,586	$169,196	$145,383

The Company guarantees a portion of SAC’s debt, which expires in 2024. The amount guaranteed was $9.5 million on both July 1, 2022 and December 31, 2021. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of July 1, 2022, and there was no impairment identified in 2021.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both July 1, 2022 and December 31, 2021.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of July 1, 2022, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $139.2 million.

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

Following is a summary of AOCI(L) for the second quarter of 2022 and the second quarter of 2021:

(in thousands)	April 1, 2022	Pre-tax Activity	Tax Effect	July 1, 2022
Net pension activity:
Actuarial loss	$(78,136)	$988	$(243)	$(77,391)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,170)	91	(22)	(1,101)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(99,648)	$1,079	$(265)	$(98,834)

(in thousands)	April 2, 2021	Pre-tax Activity	Tax Effect	July 2, 2021
Net pension activity:
Actuarial loss	$(92,931)	$1,216	$(303)	$(92,018)
Prior service credits	9	—	—	9
Net postretirement benefits activity:
Actuarial loss	(4,188)	185	(46)	(4,049)
Prior service costs	(624)	—	—	(624)
Interest rate swap(1)	(244)	324	(80)	—
Foreign currency translation adjustment	(23)	36	(8)	5
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(117,721)	$1,761	$(437)	$(116,397)

(1)In 2019, the Company entered into a $100 million fixed rate swap to hedge a portion of the interest rate risk on its previous term loan facility, both of which matured on June 7, 2021. This interest rate swap was designated as a cash flow hedging instrument and changes in its fair value were not material to the condensed consolidated balance sheets.

Following is a summary of AOCI(L) for the first half of 2022 and the first half of 2021:

(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	July 1, 2022
Net pension activity:
Actuarial loss	$(78,882)	$1,977	$(486)	$(77,391)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,239)	183	(45)	(1,101)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(100,463)	$2,160	$(531)	$(98,834)

(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	July 2, 2021
Net pension activity:
Actuarial loss	$(93,847)	$2,435	$(606)	$(92,018)
Prior service credits	8	1	—	9
Net postretirement benefits activity:
Actuarial loss	(4,328)	371	(92)	(4,049)
Prior service costs	(624)	—	—	(624)
Interest rate swap	(556)	739	(183)	—
Foreign currency translation adjustment	14	(13)	4	5
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(119,053)	$3,533	$(877)	$(116,397)

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	Second Quarter 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$266	$37	$303
Selling, delivery and administrative expenses	722	54	776
Subtotal pre-tax	988	91	1,079
Income tax expense	243	22	265
Total after tax effect	$745	$69	$814

	Second Quarter 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$356	$104	$—	$—	$460
Selling, delivery and administrative expenses	860	81	324	36	1,301
Subtotal pre-tax	1,216	185	324	36	1,761
Income tax expense	303	46	80	8	437
Total after tax effect	$913	$139	$244	$28	$1,324

	First Half 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$544	$78	$622
Selling, delivery and administrative expenses	1,433	105	1,538
Subtotal pre-tax	1,977	183	2,160
Income tax expense	486	45	531
Total after tax effect	$1,491	$138	$1,629

	First Half 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$704	$207	$—	$—	$911
Selling, delivery and administrative expenses	1,732	164	739	(13)	2,622
Subtotal pre-tax	2,436	371	739	(13)	3,533
Income tax expense	606	92	183	(4)	877
Total after tax effect	$1,830	$279	$556	$(9)	$2,656

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Half
(in thousands)	2022	2021
Accounts receivable, trade	$(82,059)	$(56,553)
Allowance for doubtful accounts	(2,813)	(5,188)
Accounts receivable from The Coca‑Cola Company	8,160	(9,272)
Accounts receivable, other	(7,711)	10,710
Inventories	(688)	(12,066)
Prepaid expenses and other current assets	(8,776)	(2,177)
Accounts payable, trade	20,314	68,167
Accounts payable to The Coca‑Cola Company	53,064	32,579
Other accrued liabilities	2,629	17,870
Accrued compensation	(41,016)	(19,773)
Accrued interest payable	(108)	35
Change in current assets less current liabilities	$(59,004)	$24,332

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of July 1, 2022 and December 31, 2021.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended July 1, 2022 (the “second quarter” of fiscal 2022 (“2022”)) and July 2, 2021 (the “second quarter” of fiscal 2021 (“2021”)) and the six-month periods ended July 1, 2022 (the “first half” of 2022) and July 2, 2021 (the “first half” of 2021).
•The changes in cash flows for the first half of 2022 and the first half of 2021.

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

Executive Summary

Net sales increased 11% to $1.60 billion in the second quarter of 2022, while physical case volume increased 1.0%. The increase in net sales was driven primarily by price increases taken on most of our Sparkling and Still beverages over the last year. Sparkling beverage volume increased 1.8% in the quarter, as consumer demand remained strong, especially for our multi-serve can packages. Sales of Sparkling single-serve products sold in immediate consumption channels also continued to perform well, with volume increasing 1.9% in the quarter. Still beverage volume decreased 0.6% in the quarter, as certain brands within this category were impacted by supply chain issues. We continue to see strong sales momentum in several key brands within the Still category, including Monster, smartwater and BODYARMOR. Net sales increased 11% and physical case volume increased 0.3% in the first half of 2022.

Gross profit in the second quarter of 2022 increased $55.7 million, or 11%, while gross margin remained flat at 34.5%. On an adjusted basis, as defined in the “Adjusted Non-GAAP Results” section, gross profit in the second quarter of 2022 was $564.4 million, which represented an increase of $69.8 million, or 14%. Adjusted gross margin was 35.4%, an increase of 90 basis points compared to the second quarter of 2021. The improvement in gross profit resulted from strong price realization and solid volume growth in our Sparkling beverages, which enabled higher gross margins during this period of rising input and production costs. Gross profit in the first half of 2022 increased $114.6 million, or 12%.

Selling, delivery and administrative (“SD&A”) expenses in the second quarter of 2022 increased $29.3 million, or 8%. SD&A expenses as a percentage of net sales decreased 80 basis points to 25.3% in the second quarter of 2022. The increase in SD&A expenses related primarily to an increase in labor costs as compared to the second quarter of 2021. Over the last year, we have made compensation adjustments across our workforce to remain competitive in a tight labor market. In addition, SD&A expenses across a number of categories increased during the quarter as a result of the current, high inflationary environment. SD&A expenses in the first half of 2022 increased $51.4 million, or 7%. SD&A expenses as a percentage of net sales in the first half of 2022 decreased 100 basis points to 26.0% as compared to the first half of 2021.

Income from operations in the second quarter of 2022 was $147.3 million, compared to $120.9 million in the second quarter of 2021, an increase of $26.4 million, or 22%. On an adjusted basis, income from operations in the second quarter of 2022 was $160.1 million, an increase of 33%. For the first half of 2022, income from operations increased $63.2 million to $278.3 million.

Net income in the second quarter of 2022 was $99.6 million, compared to $48.2 million in the second quarter of 2021, an improvement of $51.4 million. Net income increased $91.4 million in the first half of 2022 to $193.0 million as compared to the first half of 2021.

Cash flows provided by operations for the first half of 2022 were $243.5 million, compared to $271.4 million for the first half of 2021. Our strong operating performance, led by our top‑line growth and effective management of operating expenses, drove cash flows from operations during the period. Cash flows from operations were impacted by changes in working capital, which reflect seasonality and the timing of certain cash payments and receipts. We continue to invest in long‑term strategic projects to optimize our supply chain and broaden our brand portfolio.

COVID-19 Impact

The Company continues to diligently monitor and manage through the impact of the ongoing COVID-19 pandemic on all aspects of its business, including the impact on its teammates, communities and customers.

The Company continues to implement its COVID-19 Response Program, including numerous actions to protect and promote the health and safety of its consumers, customers, suppliers, teammates and communities. Such actions include following prescribed Company and other accepted health and safety standards and protocols, including those adopted by the Centers for Disease Control and Prevention (the “CDC”) and local health authorities. Risk mitigation and safety activities continue; examples include adhering to sanitation protocols and promoting hygiene practices recommended by the CDC; offering supplemental sick time for non-exempt teammates; providing access to personal protective equipment and educational resources; and modifying our health and welfare plans for COVID-19-related events.

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

Results of Operations

Second Quarter Results

The Company’s results of operations for the second quarter of 2022 and the second quarter of 2021 are highlighted in the table below and discussed in the following paragraphs.

	Second Quarter
(in thousands)	2022	2021	Change
Net sales	$1,595,215	$1,433,086	$162,129
Cost of sales	1,044,556	938,146	106,410
Gross profit	550,659	494,940	55,719
Selling, delivery and administrative expenses	403,366	374,079	29,287
Income from operations	147,293	120,861	26,432
Interest expense, net	7,146	8,365	(1,219)
Other expense, net	6,199	47,041	(40,842)
Income before taxes	133,948	65,455	68,493
Income tax expense	34,386	17,275	17,111
Net income	99,562	48,180	51,382
Other comprehensive income, net of tax	814	1,324	(510)
Comprehensive income	$100,376	$49,504	$50,872

Net Sales

Net sales increased $162.1 million, or 11.3%, to $1.60 billion in the second quarter of 2022, as compared to $1.43 billion in the second quarter of 2021. The increase in net sales was primarily attributable to the following (in millions):

Second Quarter 2022	Attributable to:
$148.1	Increase in net sales related to price increases and the shift in product mix. Approximately 90% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers, while approximately 10% was related to the shift in product mix to higher revenue still products in order to meet consumer preferences.
10.7	Increased physical case volume
5.7	Increased physical case volume to other Coca-Cola bottlers
(2.4)	Other
$162.1	Total increase in net sales

Net sales by product category were as follows:

	Second Quarter
(in thousands)	2022	2021	% Change
Bottle/can sales:
Sparkling beverages	$879,935	$754,683	16.6%
Still beverages	539,589	498,990	8.1%
Total bottle/can sales	1,419,524	1,253,673	13.2%

Other sales:
Sales to other Coca‑Cola bottlers	94,158	88,494	6.4%
Post-mix and other	81,533	90,919	(10.3)%
Total other sales	175,691	179,413	(2.1)%

Total net sales	$1,595,215	$1,433,086	11.3%

Product category sales volume of physical cases and the percentage change by product category were as follows:

	Second Quarter
(in thousands)	2022	2021	% Change
Bottle/can sales volume:
Sparkling beverages	66,738	65,549	1.8%
Still beverages	30,670	30,863	(0.6)%
Total bottle/can sales volume	97,408	96,412	1.0%

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

Cost of sales increased $106.4 million, or 11.3%, to $1.04 billion in the second quarter of 2022, as compared to $938.1 million in the second quarter of 2021. The increase in cost of sales was primarily attributable to the following (in millions):

Second Quarter 2022	Attributable to:
$90.0	Increased input costs, including aluminum, PET resin and transportation costs, partially due to the impacts of inflation and supply chain challenges, as well as the shift in product mix to meet consumer preferences
6.3	Increased physical case volume
5.0	Increased physical case volume to other Coca-Cola bottlers
5.1	Other
$106.4	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $37.3 million in the second quarter of 2022 and $35.7 million in the second quarter of 2021.

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

SD&A expenses increased $29.3 million, or 7.8%, to $403.4 million in the second quarter of 2022, as compared to $374.1 million in the second quarter of 2021. SD&A expenses as a percentage of net sales decreased to 25.3% in the second quarter of 2022 from 26.1% in the second quarter of 2021. The increase in SD&A expenses was primarily attributable to the following (in millions):

Second Quarter 2022	Attributable to:
$15.2	Increase in labor costs due to compensation adjustments across our workforce to remain competitive in a tight labor market
9.5	Increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance
4.6	Other
$29.3	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $190.8 million in the second quarter of 2022 and $169.1 million in the second quarter of 2021.

Interest Expense, Net

Interest expense, net decreased $1.2 million, or 14.6%, to $7.1 million in the second quarter of 2022, as compared to $8.4 million in the second quarter of 2021. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	Second Quarter
(in thousands)	2022	2021
Increase in the fair value of the acquisition related contingent consideration liability	$4,021	$45,983
Non-service cost component of net periodic benefit cost	2,178	1,058
Total other expense, net	$6,199	$47,041

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

The change in the fair value of the acquisition related contingent consideration liability in the second quarter of 2022 as compared to the second quarter of 2021 was primarily driven by an increase in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate was 25.7% for the second quarter of 2022 and 26.4% for the second quarter of 2021. The Company’s income tax expense increased $17.1 million, or 99.1%, to $34.4 million for the second quarter of 2022, as compared to $17.3 million for the second quarter of 2021. The increase in income tax expense was primarily attributable to higher income before taxes during the second quarter of 2022 compared to the second quarter of 2021.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.8 million in the second quarter of 2022 and $1.3 million in the second quarter of 2021.

First Half Results

Our results of operations for the first half of 2022 and the first half of 2021 are highlighted in the table below and discussed in the following paragraphs.

	First Half
(in thousands)	2022	2021	Change
Net sales	$2,999,573	$2,702,943	$296,630
Cost of sales	1,941,338	1,759,300	182,038
Gross profit	1,058,235	943,643	114,592
Selling, delivery and administrative expenses	779,957	728,598	51,359
Income from operations	278,278	215,045	63,233
Interest expense, net	14,845	17,111	(2,266)
Other expense, net	2,920	59,096	(56,176)
Income before taxes	260,513	138,838	121,675
Income tax expense	67,561	37,295	30,266
Net income	192,952	101,543	91,409
Other comprehensive income, net of tax	1,629	2,656	(1,027)
Comprehensive income	$194,581	$104,199	$90,382

Net Sales

Net sales increased $296.6 million, or 11.0%, to $3.00 billion in the first half of 2022, as compared to $2.70 billion in the first half of 2021. The increase in net sales was primarily attributable to the following (in millions):

First Half 2022	Attributable to:
$287.8	Increase in net sales related to price increases and the shift in product mix. Approximately 80% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers, while approximately 20% was related to the shift in product mix to higher revenue still products in order to meet consumer preferences.
8.3	Increased physical case volume to other Coca-Cola bottlers
3.4	Increased physical case volume
(2.9)	Other
$296.6	Total increase in net sales

Net sales by product category were as follows:

	First Half
(in thousands)	2022	2021	% Change
Bottle/can sales:
Sparkling beverages	$1,655,866	$1,448,489	14.3%
Still beverages	1,006,816	919,070	9.5%
Total bottle/can sales	2,662,682	2,367,559	12.5%

Other sales:
Sales to other Coca‑Cola bottlers	178,455	170,153	4.9%
Post-mix and other	158,436	165,231	(4.1)%
Total other sales	336,891	335,384	0.4%

Total net sales	$2,999,573	$2,702,943	11.0%

Product category sales volume of physical cases and the percentage change by product category were as follows:

	First Half
(in thousands)	2022	2021	% Change
Bottle/can sales volume:
Sparkling beverages	126,940	126,565	0.3%
Still beverages	56,870	56,763	0.2%
Total bottle/can sales volume	183,810	183,328	0.3%

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

Cost of Sales

Cost of sales increased $182.0 million, or 10.3%, to $1.94 billion in the first half of 2022, as compared to $1.76 billion in the first half of 2021. The increase in cost of sales was primarily attributable to the following (in millions):

First Half 2022	Attributable to:
$177.5	Increased input costs, including aluminum, PET resin and transportation costs, partially due to the impacts of inflation and supply chain challenges, as well as the shift in product mix to meet consumer preferences
7.1	Increased physical case volume to other Coca-Cola bottlers
2.0	Increased physical case volume
(4.6)	Other
$182.0	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $71.7 million in the first half of 2022, as compared to $65.7 million in the first half of 2021.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $51.4 million, or 7.0%, to $780.0 million in the first half of 2022, as compared to $728.6 million in the first half of 2021. SD&A expenses as a percentage of net sales decreased to 26.0% in the first half of 2022 from 27.0% in the first half of 2021. The increase in SD&A expenses was primarily attributable to the following (in millions):

First Half 2022	Attributable to:
$35.2	Increase in labor costs due to compensation adjustments across our workforce to remain competitive in a tight labor market
11.2	Increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance
5.0	Other
$51.4	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $371.2 million in the first half of 2022 and $326.5 million in the first half of 2021.

Interest Expense, Net

Interest expense, net decreased $2.3 million, or 13.2%, to $14.8 million in the first half of 2022, as compared to $17.1 million in the first half of 2021. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	First Half
(in thousands)	2022	2021
Increase (decrease) in the fair value of the acquisition related contingent consideration liability	$(1,436)	$56,981
Non-service cost component of net periodic benefit cost	4,356	2,115
Total other expense, net	$2,920	$59,096

The change in the fair value of the acquisition related contingent consideration liability in the first half of 2022 as compared to the first half of 2021 was primarily driven by an increase in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate was 25.9% for the first half of 2022 and 26.9% for the first half of 2021. The Company’s income tax expense increased $30.3 million, or 81.2%, to $67.6 million for the first half of 2022, as compared to $37.3 million for the first half of 2021. The increase in income tax expense was primarily attributable to higher income before taxes during the first half of 2022 compared to the first half of 2021.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.6 million in the first half of 2022 and $2.7 million in the first half of 2021.

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Net sales:
Nonalcoholic Beverages	$1,562,014	$1,399,915	$2,935,235	$2,635,005
All Other	105,910	93,192	202,073	183,141
Eliminations(1)	(72,709)	(60,021)	(137,735)	(115,203)
Consolidated net sales	$1,595,215	$1,433,086	$2,999,573	$2,702,943

Income from operations:
Nonalcoholic Beverages	$144,012	$124,372	$278,570	$219,414
All Other	3,281	(3,511)	(292)	(4,369)
Consolidated income from operations	$147,293	$120,861	$278,278	$215,045

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

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Second Quarter 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$550,659	$403,366	$147,293	$133,948	$99,562	$10.62
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	4,021	3,028	0.32
Fair value adjustments for commodity derivative instruments(2)	13,663	998	12,665	12,665	9,536	1.02
Supply chain optimization(3)	84	(33)	117	117	88	0.01
Total reconciling items	13,747	965	12,782	16,803	12,652	1.35
Adjusted results (non-GAAP)	$564,406	$404,331	$160,075	$150,751	$112,214	$11.97

	Second Quarter 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$494,940	$374,079	$120,861	$65,455	$48,180	$5.14
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	45,983	34,487	3.67
Fair value adjustments for commodity derivative instruments(2)	(2,128)	505	(2,633)	(2,633)	(1,975)	(0.21)
Supply chain optimization(3)	1,828	(652)	2,480	2,480	1,860	0.20
Total reconciling items	(300)	(147)	(153)	45,830	34,372	3.66
Adjusted results (non-GAAP)	$494,640	$373,932	$120,708	$111,285	$82,552	$8.80

	First Half 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,058,235	$779,957	$278,278	$260,513	$192,952	$20.58
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	(1,436)	(1,081)	(0.12)
Fair value adjustments for commodity derivative instruments(2)	6,169	7,223	(1,054)	(1,054)	(794)	(0.08)
Supply chain optimization(3)	89	(72)	161	161	121	0.01
Total reconciling items	6,258	7,151	(893)	(2,329)	(1,754)	(0.19)
Adjusted results (non-GAAP)	$1,064,493	$787,108	$277,385	$258,184	$191,198	$20.39

	First Half 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$943,643	$728,598	$215,045	$138,838	$101,543	$10.83
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	56,981	42,736	4.56
Fair value adjustments for commodity derivative instruments(2)	(2,416)	1,065	(3,481)	(3,481)	(2,611)	(0.28)
Supply chain optimization(3)	2,104	(758)	2,862	2,862	2,147	0.23
Total reconciling items	(312)	307	(619)	56,362	42,272	4.51
Adjusted results (non-GAAP)	$943,331	$728,905	$214,426	$195,200	$143,815	$15.34

Following is an explanation of non-GAAP adjustments:

(1)This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and future cash flow projections of the distribution territories subject to acquisition related sub-bottling payments.
(2)The Company enters into commodity derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity price risk. The Company accounts for its commodity derivative instruments on a mark-to-market basis.
(3)Adjustment reflects expenses within the Nonalcoholic Beverages segment as the Company continues to optimize efficiency opportunities across its business.

Financial Condition

Total assets were $3.58 billion as of July 1, 2022, which was an increase of $136.1 million from December 31, 2021. Net working capital, defined as current assets less current liabilities, was $235.8 million as of July 1, 2022, which was a decrease of $6.0 million from December 31, 2021.

Significant changes in net working capital as of July 1, 2022 as compared to December 31, 2021 were as follows:

•An increase in cash and cash equivalents of $46.5 million, primarily as a result of our strong operating performance.
•An increase in accounts receivable, trade of $82.1 million, driven primarily by increased net sales and the timing of cash receipts.
•An increase in current portion of debt of $125.0 million due to the Company’s senior notes maturing on February 27, 2023.
•An increase in accounts payable to The Coca-Cola Company of $53.1 million due to the timing of cash payments.
•A decrease in accrued compensation of $41.0 million, primarily as a result of the timing of bonus and incentive payments in the first half of 2022.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of July 1, 2022, the Company had $188.8 million in cash and cash equivalents. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to repay its maturing debt, finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements. At this time, the Company does not expect the COVID-19 pandemic to have a material impact on its liquidity or access to capital.

The Company’s debt as of July 1, 2022 and December 31, 2021 was as follows:

(in thousands)	Maturity Date	July 1, 2022	December 31, 2021
Senior notes	2/27/2023	$125,000	$125,000
Senior bonds and unamortized discount on senior bonds(1)	11/25/2025	349,970	349,966
2021 Revolving Credit Facility	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,337)	(1,523)
Total debt		$723,633	$723,443

(1)The senior bonds due in 2025 were issued at 99.975% of par.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of July 1, 2022. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

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

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of July 1, 2022, the Company’s credit ratings and outlook for its debt were as follows:

	Credit Rating	Rating Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Positive

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Beginning balance - Level 3 liability	$527,926	$435,746	$542,105	$434,694
Payments of acquisition related contingent consideration	(8,888)	(9,874)	(18,710)	(19,920)
Reclassification to current payables	(800)	1,200	300	1,300
Increase (decrease) in fair value	4,021	45,983	(1,436)	56,981
Ending balance - Level 3 liability	$522,259	$473,055	$522,259	$473,055

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Half
(in thousands)	2022	2021
Cash Sources:
Net cash provided by operating activities(1)	$243,535	$271,385
Proceeds from the sale of property, plant and equipment	5,255	1,678
Borrowings under revolving credit facility	—	55,000
Total cash sources	$248,790	$328,063

Cash Uses:
Additions to property, plant and equipment	$145,182	$80,308
Acquisition of BODYARMOR distribution rights	30,149	1,998
Payments of acquisition related contingent consideration	18,710	19,920
Cash dividends paid	4,687	4,687
Payments on financing lease obligations	1,904	2,368
Payments on term loan facility	—	217,500
Other	1,669	1,871
Total cash uses	$202,301	$328,652
Net increase (decrease) in cash during period	$46,489	$(589)

(1)Net cash provided by operating activities included net income tax payments of $55.7 million in the first half of 2022 and $29.4 million in the first half of 2021.

Cash Flows From Operating Activities

During the first half of 2022, cash provided by operating activities was $243.5 million, which was a decrease of $27.9 million as compared to the first half of 2021. The cash flows from operations were primarily the result of our strong operating performance, led by our top‑line growth and effective management of operating expenses. Cash flows from operations were impacted by changes in working capital, which reflect seasonality and the timing of certain cash payments and receipts.

Cash Flows From Investing Activities

During the first half of 2022, cash used in investing activities was $171.6 million, which was an increase of $89.3 million as compared to the first half of 2021. The increase was primarily a result of additions to property, plant and equipment, which were $145.2 million during the first half of 2022 and $80.3 million during the first half of 2021. There were $19.6 million and $16.7 million of additions to property, plant and equipment accrued in accounts payable, trade as of July 1, 2022 and July 2, 2021, respectively.

On January 1, 2022, the Company acquired $30.1 million of BODYARMOR distribution rights. On March 17, 2022, CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina for a purchase price of $60.0 million, which was included in additions to property, plant and equipment.

Cash Flows From Financing Activities

During the first half of 2022, cash used in financing activities was $25.4 million, which was a decrease of $164.2 million as compared to the first half of 2021. The decrease was primarily a result of payments on the Company’s term loan facility made during the first half of 2021, partially offset by borrowings under the Company’s revolving credit facility, both of which did not recur in the first half of 2022.

The Company had cash payments for acquisition related contingent consideration of $18.7 million during the first half of 2022 and $19.9 million during the first half of 2021. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $39 million to $69 million.

During 2021, the Company used a combination of cash on hand and borrowings under its previous revolving credit facility (the “2018 Revolving Credit Facility”) to repay the remaining balance of its previous term loan facility that matured on June 7, 2021.

Also during 2021, the Company entered into a credit agreement, providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “2021 Revolving Credit Facility”), maturing on July 9, 2026. Borrowings under the 2021 Revolving Credit Facility bear interest at a base rate or adjusted London InterBank Offered Rate (“LIBOR”), at the Company’s option, plus an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). The 2021 Revolving Credit Facility’s underlying credit agreement includes successor LIBOR provisions, providing that the Secured Overnight Financing Rate will be used as the LIBOR replacement rate for borrowings under the facility after June 30, 2023, unless the Company and its lenders agree to an alternative reference rate based on prevailing market convention at the replacement date. In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the 2021 Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the 2021 Revolving Credit Facility have the ability to and will meet any funding requests from the Company. The 2021 Revolving Credit Facility replaced the 2018 Revolving Credit Facility.

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

	Second Quarter		First Half
(in thousands)	2022	2021	2022	2021
Increase (decrease) in cost of sales	$13,422	$(5,691)	$2,929	$(6,653)
Decrease in SD&A expenses	(6,698)	(1,067)	(15,142)	(1,911)
Net impact	$6,724	$(6,758)	$(12,213)	$(8,564)

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation), disruption of supply or unavailability or shortages of raw materials, fuel and other supplies; the inability to attract and retain front-line employees in a tight labor market; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; the COVID-19 pandemic and other pandemic outbreaks in the future; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients and product safety and sustainability; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or on our best behalf and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems; unfavorable changes in the general economy; changes in our top customer relationships and marketing strategies; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; and the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of July 1, 2022. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of July 1, 2022, there would be no change to interest expense for the next 12 months.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $75.6 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 9.1% in June 2022, as compared to 7.0% in December 2021 and 1.4% in December 2020. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2022.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 1, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10.1*	First Amendment to Consulting Agreement, dated as of June 10, 2022, by and between the Company and Umesh M. Kasbekar.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: August 2, 2022	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: August 2, 2022	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)