Form 10-Q
period 2022-09-30
Coca-Cola Consolidated, Inc.
filed 2022-11-01
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 21, 2022, there were 8,368,993 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		First Nine Months
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$1,628,589	$1,457,432	$4,628,162	$4,160,375
Cost of sales	1,007,482	939,720	2,948,820	2,699,020
Gross profit	621,107	517,712	1,679,342	1,461,355
Selling, delivery and administrative expenses	431,177	380,681	1,211,134	1,109,279
Income from operations	189,930	137,031	468,208	352,076
Interest expense, net	6,083	8,097	20,928	25,208
Other expense, net	24,746	34,982	27,666	94,078
Income before taxes	159,101	93,952	419,614	232,790
Income tax expense	40,340	25,022	107,901	62,317
Net income	$118,761	$68,930	$311,713	$170,473

Basic net income per share:
Common Stock	$12.67	$7.36	$33.25	$18.19
Weighted average number of Common Stock shares outstanding	8,369	7,141	8,032	7,141

Class B Common Stock	$12.67	$7.36	$33.29	$18.19
Weighted average number of Class B Common Stock shares outstanding	1,005	2,232	1,342	2,232

Diluted net income per share:
Common Stock	$12.63	$7.32	$33.13	$18.11
Weighted average number of Common Stock shares outstanding – assuming dilution	9,406	9,409	9,410	9,413

Class B Common Stock	$12.62	$7.31	$33.15	$18.10
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,037	2,268	1,378	2,272

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.75	$0.75
Class B Common Stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Net income	$118,761	$68,930	$311,713	$170,473

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain	746	916	2,237	2,745
Prior service credits	—	1	—	2
Postretirement benefits reclassification including benefit costs:
Actuarial gain	69	140	207	419
Interest rate swap	—	—	—	556
Foreign currency translation adjustment	—	(6)	—	(15)
Other comprehensive income, net of tax	815	1,051	2,444	3,707
Comprehensive income	$119,576	$69,981	$314,157	$174,180

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$163,244	$142,314
Accounts receivable, trade	557,026	472,270
Allowance for doubtful accounts	(15,617)	(17,336)
Accounts receivable from The Coca‑Cola Company	46,745	57,737
Accounts receivable, other	70,168	33,878
Inventories	313,699	302,851
Prepaid expenses and other current assets	91,959	78,068
Assets held for sale	3,045	6,880
Total current assets	1,230,269	1,076,662
Property, plant and equipment, net	1,082,940	1,030,688
Right-of-use assets - operating leases	140,977	139,877
Leased property under financing leases, net	6,843	64,211
Other assets	112,474	120,486
Goodwill	165,903	165,903
Distribution agreements, net	848,257	836,777
Customer lists, net	9,615	10,966
Total assets	$3,597,278	$3,445,570

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$26,465	$22,048
Current portion of obligations under financing leases	2,259	6,060
Accounts payable, trade	323,352	319,318
Accounts payable to The Coca‑Cola Company	189,885	145,671
Other accrued liabilities	207,250	226,769
Accrued compensation	121,592	110,894
Accrued interest payable	5,892	4,096
Total current liabilities	876,695	834,856
Deferred income taxes	147,976	136,432
Pension and postretirement benefit obligations	76,375	93,391
Other liabilities	750,814	758,610
Noncurrent portion of obligations under operating leases	119,617	122,046
Noncurrent portion of obligations under financing leases	8,110	65,006
Long-term debt	598,778	723,443
Total liabilities	2,578,365	2,733,784
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 11,431,367 and 10,203,821 shares issued, respectively	11,431	10,204
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 and 2,860,356 shares issued, respectively	1,633	2,860
Additional paid-in capital	135,953	135,953
Retained earnings	1,029,169	724,486
Accumulated other comprehensive loss	(98,019)	(100,463)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	1,018,913	711,786
Total liabilities and equity	$3,597,278	$3,445,570
See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$311,713	$170,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	110,661	117,910
Amortization of intangible assets and deferred proceeds, net	17,722	17,431
Fair value adjustment of acquisition related contingent consideration	21,132	90,905
Deferred payroll taxes under CARES Act	(18,739)	(18,739)
Deferred income taxes	10,749	10,907
Loss on sale of property, plant and equipment	2,855	4,017
Amortization of debt costs	768	790
Impairment and abandonment of property, plant and equipment	—	3,200
Change in current assets less current liabilities	(61,657)	60,546
Change in other noncurrent assets	27,806	10,355
Change in other noncurrent liabilities	(28,701)	(27,920)
Total adjustments	82,596	269,402
Net cash provided by operating activities	$394,309	$439,875

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(183,929)	$(119,620)
Acquisition of BODYARMOR distribution rights	(30,149)	(1,998)
Proceeds from the sale of property, plant and equipment	5,348	4,215
Investment in CONA Services LLC	(1,538)	(2,194)
Net cash used in investing activities	$(210,268)	$(119,597)

Cash Flows from Financing Activities:
Payments on term loan facility and senior notes	$(125,000)	$(217,500)
Payments of acquisition related contingent consideration	(28,421)	(28,640)
Cash dividends paid	(7,030)	(7,030)
Payments on financing lease obligations	(2,441)	(3,567)
Debt issuance fees	(219)	(1,456)
Borrowings under term loan facility	—	70,000
Payments on revolving credit facility	—	(55,000)
Borrowings under revolving credit facility	—	55,000
Net cash used in financing activities	$(163,111)	$(188,193)

Net increase in cash during period	$20,930	$132,085
Cash at beginning of period	142,314	54,793
Cash at end of period	$163,244	$186,878

Significant non-cash investing and financing activities:
Reductions to leased property under financing leases	$55,465	$—
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	20,049	9,612
Right-of-use assets obtained in exchange for operating lease obligations	18,703	21,759

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on July 1, 2022	$11,431	$1,633	$135,953	$912,751	$(98,834)	$(60,845)	$(409)	$901,680
Net income	—	—	—	118,761	—	—	—	118,761
Other comprehensive income, net of tax	—	—	—	—	815	—	—	815
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(2,092)	—	—	—	(2,092)
Class B Common Stock ($0.25 per share)	—	—	—	(251)	—	—	—	(251)
Balance on September 30, 2022	$11,431	$1,633	$135,953	$1,029,169	$(98,019)	$(60,845)	$(409)	$1,018,913

Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786
Net income	—	—	—	311,713	—	—	—	311,713
Other comprehensive income, net of tax	—	—	—	—	2,444	—	—	2,444
Cash dividends paid:
Common Stock ($0.75 per share)	—	—	—	(5,970)	—	—	—	(5,970)
Class B Common Stock ($0.75 per share)	—	—	—	(1,060)	—	—	—	(1,060)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—
Balance on September 30, 2022	$11,431	$1,633	$135,953	$1,029,169	$(98,019)	$(60,845)	$(409)	$1,018,913

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on July 2, 2021	$10,204	$2,860	$135,953	$641,136	$(116,397)	$(60,845)	$(409)	$612,502
Net income	—	—	—	68,930	—	—	—	68,930
Other comprehensive income, net of tax	—	—	—	—	1,051	—	—	1,051
Cash dividends paid:
Common Stock ($0.25 per share)	—	—	—	(1,785)	—	—	—	(1,785)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)
Balance on October 1, 2021	$10,204	$2,860	$135,953	$707,723	$(115,346)	$(60,845)	$(409)	$680,140

Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990
Net income	—	—	—	170,473	—	—	—	170,473
Other comprehensive income, net of tax	—	—	—	—	3,707	—	—	3,707
Cash dividends paid:
Common Stock ($0.75 per share)	—	—	—	(5,356)	—	—	—	(5,356)
Class B Common Stock ($0.75 per share)	—	—	—	(1,674)	—	—	—	(1,674)
Balance on October 1, 2021	$10,204	$2,860	$135,953	$707,723	$(115,346)	$(60,845)	$(409)	$680,140

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of September 30, 2022 and December 31, 2021.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended September 30, 2022 (the “third quarter” of fiscal 2022 (“2022”)) and October 1, 2021 (the “third quarter” of fiscal 2021 (“2021”)) and the nine-month periods ended September 30, 2022 (the “first nine months” of 2022) and October 1, 2021 (the “first nine months” of 2021).
•The changes in cash flows for the first nine months of 2022 and the first nine months of 2021.

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

As of September 30, 2022, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of descendants of the late J. Frank Harrison, Jr., have agreed to vote the shares of the Company’s Class B Common Stock and Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Payments made by the Company to The Coca-Cola Company(1)	$481,021	$403,889	$1,411,300	$1,120,042
Payments made by The Coca-Cola Company to the Company	67,540	51,024	187,810	131,026

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

Acquisition related sub-bottling payments to CCR were $28.4 million in the first nine months of 2022 and $28.6 million in the first nine months of 2021. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub‑bottling payments to CCR:

(in thousands)	September 30, 2022	December 31, 2021
Current portion of acquisition related contingent consideration	$33,186	$51,518
Noncurrent portion of acquisition related contingent consideration	503,730	490,587
Total acquisition related contingent consideration	$536,916	$542,105

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.8 million as of September 30, 2022 and $21.7 million as of December 31, 2021.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $8.2 million as of both September 30, 2022 and December 31, 2021. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $6.7 million in the first nine months of 2022 and $6.6 million in the first nine months of 2021.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $40.5 million on September 30, 2022 and $7.9 million on December 31, 2021, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $1.9 million in the first nine months of 2022 and $2.2 million in the first nine months of 2021, which were classified as selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations.

CONA Services LLC (“CONA”)

The Company is a member of CONA, an entity formed with The Coca‑Cola Company and certain other Coca‑Cola bottlers to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $16.3 million as of September 30, 2022 and $13.7 million as of December 31, 2021.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $19.9 million in the first nine months of 2022 and $18.9 million in the first nine months of 2021.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $26.2 million on September 30, 2022 and $28.2 million on December 31, 2021.

The Company previously leased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (together, the “Snyder Production Center”) from Harrison Limited Partnership One (“HLP”), which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a former director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. On March 17, 2022, CCBCC Operations, LLC (“Operations”), a wholly owned subsidiary of the Company, entered into a definitive purchase and sale agreement with HLP, pursuant to which Operations purchased the Snyder Production Center from HLP on such date for a purchase price of $60.0 million. This lease, which was scheduled to expire on December 31, 2035, was terminated in connection with the purchase of the Snyder Production Center by Operations. There was no principal balance outstanding under this lease on September 30, 2022 and there was a principal balance outstanding of $59.1 million on December 31, 2021.

A summary of rental payments for these leases related to the third quarter and the first nine months of 2022 and 2021 is as follows:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Company headquarters	$963	$944	$2,890	$2,834
Snyder Production Center	—	1,112	927	3,338

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the condensed consolidated statements of operations, was $2.3 million and $2.1 million in the third quarter of 2022 and the third quarter of 2021, respectively, and $7.9 million and $7.6 million in the first nine months of 2022 and the first nine months of 2021, respectively.

3.    Revenue Recognition

The Company’s sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Bottle/can net pricing is based on the invoice price charged to customers reduced by any promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. Other sales include sales to other Coca‑Cola bottlers, post-mix sales, transportation revenue and equipment maintenance revenue.

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 97% of the Company’s net sales in both the first nine months of 2022 and the first nine months of 2021.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,587,771	$1,415,643	$4,500,277	$4,029,846
Total point in time net sales	$1,587,771	$1,415,643	$4,500,277	$4,029,846

Over time net sales:
Nonalcoholic Beverages - over time	$12,294	$11,328	$35,023	$32,130
All Other - over time	28,524	30,461	92,862	98,399
Total over time net sales	$40,818	$41,789	$127,885	$130,529

Total net sales	$1,628,589	$1,457,432	$4,628,162	$4,160,375

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.0 million as of both September 30, 2022 and December 31, 2021.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first nine months of 2022 and the first nine months of 2021:

	First Nine Months
(in thousands)	2022	2021
Beginning balance - allowance for credit losses	$14,336	$18,070
Additions charged to expenses and as reductions to net sales	1,987	2,619
Deductions	(3,706)	(7,079)
Ending balance - allowance for credit losses	$12,617	$13,610

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

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Net sales:
Nonalcoholic Beverages	$1,600,065	$1,426,971	$4,535,300	$4,061,976
All Other	101,136	88,991	303,209	272,132
Eliminations(1)	(72,612)	(58,530)	(210,347)	(173,733)
Consolidated net sales	$1,628,589	$1,457,432	$4,628,162	$4,160,375

Income from operations:
Nonalcoholic Beverages	$189,218	$144,130	$467,788	$363,544
All Other	712	(7,099)	420	(11,468)
Consolidated income from operations	$189,930	$137,031	$468,208	$352,076

Depreciation and amortization:
Nonalcoholic Beverages	$39,578	$44,313	$119,635	$126,088
All Other	2,953	3,145	8,748	9,253
Consolidated depreciation and amortization	$42,531	$47,458	$128,383	$135,341

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
(in thousands, except per share data)	2022	2021	2022	2021
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$118,761	$68,930	$311,713	$170,473
Less dividends:
Common Stock	2,092	1,785	5,970	5,356
Class B Common Stock	251	558	1,060	1,674
Total undistributed earnings	$116,418	$66,587	$304,683	$163,443

Common Stock undistributed earnings – basic	$103,937	$50,731	$261,064	$124,522
Class B Common Stock undistributed earnings – basic	12,481	15,856	43,619	38,921
Total undistributed earnings – basic	$116,418	$66,587	$304,683	$163,443

Common Stock undistributed earnings – diluted	$103,583	$50,536	$260,065	$123,993
Class B Common Stock undistributed earnings – diluted	12,835	16,051	44,618	39,450
Total undistributed earnings – diluted	$116,418	$66,587	$304,683	$163,443

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$2,092	$1,785	$5,970	$5,356
Common Stock undistributed earnings – basic	103,937	50,731	261,064	124,522
Numerator for basic net income per Common Stock share	$106,029	$52,516	$267,034	$129,878

	Third Quarter		First Nine Months
(in thousands, except per share data)	2022	2021	2022	2021
Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$251	$558	$1,060	$1,674
Class B Common Stock undistributed earnings – basic	12,481	15,856	43,619	38,921
Numerator for basic net income per Class B Common Stock share	$12,732	$16,414	$44,679	$40,595

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$2,092	$1,785	$5,970	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	251	558	1,060	1,674
Common Stock undistributed earnings – diluted	116,418	66,587	304,683	163,443
Numerator for diluted net income per Common Stock share	$118,761	$68,930	$311,713	$170,473

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$251	$558	$1,060	$1,674
Class B Common Stock undistributed earnings – diluted	12,835	16,051	44,618	39,450
Numerator for diluted net income per Class B Common Stock share	$13,086	$16,609	$45,678	$41,124

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,369	7,141	8,032	7,141
Class B Common Stock weighted average shares outstanding – basic	1,005	2,232	1,342	2,232

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,406	9,409	9,410	9,413
Class B Common Stock weighted average shares outstanding – diluted	1,037	2,268	1,378	2,272

Basic net income per share:
Common Stock	$12.67	$7.36	$33.25	$18.19
Class B Common Stock	$12.67	$7.36	$33.29	$18.19

Diluted net income per share:
Common Stock	$12.63	$7.32	$33.13	$18.11
Class B Common Stock	$12.62	$7.31	$33.15	$18.10

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

6.    Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Finished products	$204,046	$181,751
Manufacturing materials	63,052	81,183
Plastic shells, plastic pallets and other inventories	46,601	39,917
Total inventories	$313,699	$302,851

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Repair parts	$35,162	$26,643
Prepaid software	6,579	7,038
Prepaid marketing	5,516	4,380
Prepaid taxes	5,455	4,079
Commodity hedges at fair market value	5,005	7,714
Other prepaid expenses and other current assets	34,242	28,214
Total prepaid expenses and other current assets	$91,959	$78,068

8.    Assets Held for Sale

As of September 30, 2022, certain properties owned by the Company met the accounting guidance criteria to be classified as assets held for sale. The properties primarily relate to warehousing and distribution operations that have been consolidated into new facilities. All properties classified as held for sale are included in the Nonalcoholic Beverages segment. There are not any liabilities held for sale associated with these properties and none meet the accounting guidance criteria to be classified as discontinued operations.

Following is a summary of the assets held for sale:

(in thousands)	September 30, 2022	December 31, 2021
Land	$1,691	$2,906
Buildings and leasehold and land improvements	1,354	3,974
Total assets held for sale	$3,045	$6,880

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	September 30, 2022	December 31, 2021	Estimated Useful Lives
Land	$87,037	$80,261
Buildings	341,700	265,070	8-50 years
Machinery and equipment	454,506	443,592	5-20 years
Transportation equipment	487,680	466,238	3-20 years
Furniture and fixtures	97,700	95,062	3-10 years
Cold drink dispensing equipment	435,152	436,954	3-17 years
Leasehold and land improvements	170,346	178,809	5-20 years
Software for internal use	48,213	47,982	3-10 years
Construction in progress	45,926	23,496
Total property, plant and equipment, at cost	2,168,260	2,037,464
Less: Accumulated depreciation and amortization	1,085,320	1,006,776
Property, plant and equipment, net	$1,082,940	$1,030,688

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	7.5 years	8.3 years
Financing leases	4.6 years	12.5 years
Weighted average discount rate:
Operating leases	3.6%	3.6%
Financing leases	5.2%	3.1%

On March 17, 2022, the Company terminated its financing lease for the Snyder Production Center, which was scheduled to expire on December 31, 2035. See Note 2 for additional information on the lease termination.

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Operating lease costs	$7,750	$6,828	$22,389	$19,647
Short-term and variable leases	3,731	4,561	11,006	12,932
Depreciation expense from financing leases	411	1,414	1,903	4,242
Interest expense on financing lease obligations	139	575	753	1,738
Total lease cost	$12,031	$13,378	$36,051	$38,559

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of September 30, 2022:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2022	$7,160	$678
2023	30,211	2,750
2024	25,409	2,808
2025	19,582	2,869
2026	18,332	1,233
Thereafter	68,457	1,304
Total minimum lease payments including interest	$169,151	$11,642
Less: Amounts representing interest	23,069	1,273
Present value of minimum lease principal payments	146,082	10,369
Less: Current portion of lease liabilities	26,465	2,259
Noncurrent portion of lease liabilities	$119,617	$8,110

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2021:

(in thousands)	Operating Leases	Financing Leases
2022	$26,026	$7,145
2023	24,893	7,201
2024	20,639	7,396
2025	16,740	7,593
2026	15,575	6,100
Thereafter	65,695	49,728
Total minimum lease payments including interest	$169,568	$85,163
Less: Amounts representing interest	25,474	14,097
Present value of minimum lease principal payments	144,094	71,066
Less: Current portion of lease liabilities	22,048	6,060
Noncurrent portion of lease liabilities	$122,046	$65,006

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Nine Months
(in thousands)	2022	2021
Cash flows from operating activities impact:
Operating leases	$21,502	$21,112
Interest payments on financing lease obligations	753	1,738
Total cash flows from operating activities impact	$22,255	$22,850

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$2,441	$3,567
Total cash flows from financing activities impact	$2,441	$3,567

Subsequent to quarter-end, the Company entered into three operating lease commitments with lease terms of three years. These lease commitments are expected to commence during the fourth quarter of 2022. The additional lease liability associated with these lease commitments is expected to be approximately $3.8 million.

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Distribution agreements at cost	$990,191	$960,042
Less: Accumulated amortization	141,934	123,265
Distribution agreements, net	$848,257	$836,777

Following is a summary of activity for distribution agreements, net during the first nine months of 2022 and the first nine months of 2021:

	First Nine Months
(in thousands)	2022	2021
Beginning balance - distribution agreements, net	$836,777	$853,753
BODYARMOR distribution rights	30,149	14
Additional accumulated amortization	(18,669)	(18,364)
Ending balance - distribution agreements, net	$848,257	$835,403

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	15,673	14,322
Customer lists, net	$9,615	$10,966

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued insurance costs	$53,074	$51,645
Accrued marketing costs	36,838	32,249
Employee and retiree benefit plan accruals	33,306	32,007
Current portion of acquisition related contingent consideration	33,186	51,518
Accrued taxes (other than income taxes)	6,684	6,638
Current deferred proceeds from related parties	3,064	3,064
Current portion of deferred payroll taxes under CARES Act	—	18,739
All other accrued expenses	41,098	30,909
Total other accrued liabilities	$207,250	$226,769

The Company took advantage of certain provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which allowed an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise have been due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022. The Company repaid a portion of the deferred payroll taxes during 2021 and repaid the remaining portion of the deferred payroll taxes during the third quarter of 2022.

14.    Commodity Derivative Instruments

The Company is subject to the risk of increased costs arising from adverse changes in certain commodity prices. In the normal course of business, the Company manages this risk through a variety of strategies, including the use of commodity derivative instruments. The Company does not use commodity derivative instruments for trading or speculative purposes. These commodity derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity price risk. The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. While the Company would be exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these counterparties.

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

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Cost of sales	$1,100	$3,794	$(5,069)	$6,210
Selling, delivery and administrative expenses	(4,711)	426	2,512	1,491
Total gain (loss)	$(3,611)	$4,220	$(2,557)	$7,701

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

(in thousands)	September 30, 2022	December 31, 2021
Assets:
Prepaid expenses and other current assets	$5,005	$7,714
Other assets	777	—
Total assets	$5,782	$7,714

Liabilities:
Other accrued liabilities	$625	$—
Total liabilities	$625	$—

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	September 30, 2022	December 31, 2021
Gross commodity derivative instrument assets	$6,631	$9,200
Gross commodity derivative instrument liabilities	1,474	1,486

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	September 30, 2022	December 31, 2021
Notional amount of outstanding commodity derivative instruments	$66,545	$74,558
Latest maturity date of outstanding commodity derivative instruments	December 2023	December 2022

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, long‑term debt and acquisition related contingent consideration:

	September 30, 2022
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$47,453	$47,453	$47,453	$—	$—
Commodity derivative instruments	5,782	5,782	—	5,782	—
Liabilities:
Deferred compensation plan liabilities	47,453	47,453	47,453	—	—
Commodity derivative instruments	625	625	—	625	—
Long-term debt	598,778	568,500	—	568,500	—
Acquisition related contingent consideration	536,916	536,916	—	—	536,916

	December 31, 2021
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$60,461	$60,461	$60,461	$—	$—
Commodity derivative instruments	7,714	7,714	—	7,714	—
Liabilities:
Deferred compensation plan liabilities	60,461	60,461	60,461	—	—
Long-term debt	723,443	772,600	—	772,600	—
Acquisition related contingent consideration	542,105	542,105	—	—	542,105

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Beginning balance - Level 3 liability	$522,259	$473,055	$542,105	$434,694
Payments of acquisition related contingent consideration	(9,711)	(8,720)	(28,421)	(28,640)
Reclassification to current payables	1,800	(1,600)	2,100	(300)
Increase in fair value	22,568	33,924	21,132	90,905
Ending balance - Level 3 liability	$536,916	$496,659	$536,916	$496,659

As of September 30, 2022 and October 1, 2021, discount rates of 9.3% and 7.6%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first nine months of 2022 was driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the discount rate used to calculate fair value. This fair value adjustment was recorded in other expense, net in the condensed consolidated statement of operations for the first nine months of 2022.

The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $35 million to $75 million.

16.    Income Taxes

The Company’s effective income tax rate was 25.7% for the first nine months of 2022 and 26.8% for the first nine months of 2021. The Company’s income tax expense was $107.9 million for the first nine months of 2022 and $62.3 million for the first nine months of 2021. The increase in income tax expense was primarily attributable to higher income before taxes during the first nine months of 2022 compared to the first nine months of 2021.

The Company had uncertain tax positions, including accrued interest, of $1.8 million on September 30, 2022 and $1.7 million on December 31, 2021, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

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

The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Service cost	$1,860	$1,863	$5,581	$5,589
Interest cost	2,659	2,452	7,977	7,360
Expected return on plan assets	(2,036)	(3,250)	(6,107)	(9,748)
Recognized net actuarial loss	989	1,219	2,966	3,654
Amortization of prior service cost	—	1	—	2
Net periodic pension cost	$3,472	$2,285	$10,417	$6,857

The Company contributed $26.0 million to the two Company-sponsored pension plans during the first nine months of 2022 and does not anticipate making additional contributions during the fourth quarter of 2022.

During the first nine months of 2022, the Company began the process of terminating the Primary Plan. During 2023, the Company expects to offer a lump sum benefit payout option to certain plan participants prior to completing the purchase of group annuity contracts that will transfer the pension benefit obligation to an insurance company.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Service cost	$383	$403	$1,150	$1,209
Interest cost	474	447	1,423	1,342
Recognized net actuarial loss	92	186	275	557
Net periodic postretirement benefit cost	$949	$1,036	$2,848	$3,108

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Noncurrent portion of acquisition related contingent consideration	$503,730	$490,587
Accruals for executive benefit plans	130,090	147,135
Noncurrent deferred proceeds from related parties	104,006	106,304
Other	12,988	14,584
Total other liabilities	$750,814	$758,610

19.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	September 30, 2022	December 31, 2021
Senior notes	2/27/2023	3.28%	Semi-annually	Nonpublic	$—	$125,000
Senior bonds(1)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
2021 Revolving Credit Facility	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(1)	11/25/2025				(28)	(34)
Debt issuance costs					(1,194)	(1,523)
Total long-term debt					$598,778	$723,443

(1)The senior bonds due in 2025 were issued at 99.975% of par.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On September 13, 2022, the Company used cash on hand to repay the $125 million of senior notes with a stated maturity date of February 27, 2023. There was no penalty for the early repayment of the senior notes.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 30, 2022. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long‑term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long‑term debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 20.1 million cases and 21.0 million cases of finished product from SAC in the first nine months of 2022 and the first nine months of 2021, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Purchases from Southeastern	$40,358	$31,417	$113,626	$92,990
Purchases from SAC	48,585	41,867	144,513	125,677
Total purchases from manufacturing cooperatives	$88,943	$73,284	$258,139	$218,667

The Company guarantees a portion of SAC’s debt, which expires in 2024. The amount guaranteed was $9.5 million on both September 30, 2022 and December 31, 2021. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of September 30, 2022, and there was no impairment identified in 2021.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both September 30, 2022 and December 31, 2021.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of September 30, 2022, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $132.7 million.

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

Following is a summary of AOCI(L) for the third quarter of 2022 and the third quarter of 2021:

(in thousands)	July 1, 2022	Pre-tax Activity	Tax Effect	September 30, 2022
Net pension activity:
Actuarial loss	$(77,391)	$989	$(243)	$(76,645)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,101)	92	(23)	(1,032)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(98,834)	$1,081	$(266)	$(98,019)

(in thousands)	July 2, 2021	Pre-tax Activity	Tax Effect	October 1, 2021
Net pension activity:
Actuarial loss	$(92,018)	$1,219	$(303)	$(91,102)
Prior service credits	9	1	—	10
Net postretirement benefits activity:
Actuarial loss	(4,049)	186	(46)	(3,909)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	5	(8)	2	(1)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(116,397)	$1,398	$(347)	$(115,346)

Following is a summary of AOCI(L) for the first nine months of 2022 and the first nine months of 2021:

(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	September 30, 2022
Net pension activity:
Actuarial loss	$(78,882)	$2,966	$(729)	$(76,645)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,239)	275	(68)	(1,032)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(100,463)	$3,241	$(797)	$(98,019)

(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	October 1, 2021
Net pension activity:
Actuarial loss	$(93,847)	$3,654	$(909)	$(91,102)
Prior service credits	8	2	—	10
Net postretirement benefits activity:
Actuarial loss	(4,328)	557	(138)	(3,909)
Prior service costs	(624)	—	—	(624)
Interest rate swap(1)	(556)	739	(183)	—
Foreign currency translation adjustment	14	(21)	6	(1)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(119,053)	$4,931	$(1,224)	$(115,346)

(1)In 2019, the Company entered into a $100 million fixed rate swap to hedge a portion of the interest rate risk on its previous term loan facility, both of which matured on June 7, 2021. This interest rate swap was designated as a cash flow hedging instrument and changes in its fair value were not material to the condensed consolidated balance sheets.

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	Third Quarter 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$265	$38	$303
Selling, delivery and administrative expenses	724	54	778
Subtotal pre-tax	989	92	1,081
Income tax expense	243	23	266
Total after tax effect	$746	$69	$815

	Third Quarter 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$364	$97	$—	$461
Selling, delivery and administrative expenses	856	89	(8)	937
Subtotal pre-tax	1,220	186	(8)	1,398
Income tax expense	303	46	(2)	347
Total after tax effect	$917	$140	$(6)	$1,051

	First Nine Months 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$809	$116	$925
Selling, delivery and administrative expenses	2,157	159	2,316
Subtotal pre-tax	2,966	275	3,241
Income tax expense	729	68	797
Total after tax effect	$2,237	$207	$2,444

	First Nine Months 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,068	$304	$—	$—	$1,372
Selling, delivery and administrative expenses	2,588	253	739	(21)	3,559
Subtotal pre-tax	3,656	557	739	(21)	4,931
Income tax expense	909	138	183	(6)	1,224
Total after tax effect	$2,747	$419	$556	$(15)	$3,707

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
(in thousands)	2022	2021
Accounts receivable, trade	$(84,756)	$(56,766)
Allowance for doubtful accounts	(1,719)	(5,010)
Accounts receivable from The Coca‑Cola Company	10,992	(9,120)
Accounts receivable, other	(36,290)	7,846
Inventories	(10,848)	(14,738)
Prepaid expenses and other current assets	(13,891)	(10,006)
Accounts payable, trade	18,927	62,775
Accounts payable to The Coca‑Cola Company	44,214	46,520
Other accrued liabilities	(780)	27,699
Accrued compensation	10,698	9,009
Accrued interest payable	1,796	2,337
Change in current assets less current liabilities	$(61,657)	$60,546

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of September 30, 2022 and December 31, 2021.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended September 30, 2022 (the “third quarter” of fiscal 2022 (“2022”)) and October 1, 2021 (the “third quarter” of fiscal 2021 (“2021”)) and the nine-month periods ended September 30, 2022 (the “first nine months” of 2022) and October 1, 2021 (the “first nine months” of 2021).
•The changes in cash flows for the first nine months of 2022 and the first nine months of 2021.

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

Our sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales include products packaged primarily in plastic bottles and aluminum cans. Bottle/can net pricing is based on the invoice price charged to customers reduced by any promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the sales volume generated for each package and the channels in which those packages are sold. Other sales include sales to other Coca‑Cola bottlers, post-mix sales, transportation revenue and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

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

Executive Summary

Net sales increased 12% to $1.63 billion in the third quarter of 2022, while physical case volume increased 0.6%. The increase in net sales was driven primarily by price increases taken on our Sparkling and Still beverages during the quarter and earlier this year. Sparkling beverage volume increased 0.8% in the quarter, outperforming the price elasticity we generally have experienced with higher pricing. Volume growth was particularly strong in our value, club and small store sales channels. We also experienced solid demand in our on‑premise sales channels, including restaurants, universities, sports venues, amusement parks and other immediate consumption outlets, as consumer traffic has increased compared to the prior year period. Still beverage volume increased 0.1% in the quarter, led by growth in Monster and smartwater. Net sales increased 11% and physical case volume increased 0.4% in the first nine months of 2022.

Gross profit in the third quarter of 2022 increased $103.4 million, or 20%, while gross margin improved 260 basis points to 38.1%. The improvement in gross profit resulted from strong price realization and solid volume growth in our Sparkling category. Gross margins also benefited during the quarter from a pullback in certain commodity prices. Gross profit in the first nine months of 2022 increased $218.0 million, or 15%.

Selling, delivery and administrative (“SD&A”) expenses in the third quarter of 2022 increased $50.5 million, or 13%. SD&A expenses as a percentage of net sales increased 40 basis points to 26.5%. The increase in SD&A expenses related primarily to an increase in labor costs as compared to the third quarter of 2021. Over the last year, we have made certain compensation adjustments across our workforce to remain competitive in a challenging labor market and to reward our teammates for their contributions in achieving strong operating results. In addition, we experienced broad inflationary increases across a number of SD&A categories. SD&A expenses in the first nine months of 2022 increased $101.9 million, or 9%. SD&A expenses as a percentage of net sales in the first nine months of 2022 decreased 50 basis points to 26.2% as compared to the first nine months of 2021.

Income from operations in the third quarter of 2022 was $189.9 million, compared to $137.0 million in the third quarter of 2021, an increase of $52.9 million, or 39%. On an adjusted basis, as defined in the “Adjusted Results (Non-GAAP)” section, income from operations in the third quarter of 2022 was $193.9 million, an increase of 41%. For the first nine months of 2022, income from operations increased $116.1 million to $468.2 million.

Net income in the third quarter of 2022 was $118.8 million, compared to $68.9 million in the third quarter of 2021, an improvement of $49.8 million. Net income in the third quarter of 2022 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven primarily by changes in future cash flow projections. Fair value adjustments to this liability are routine and non‑cash in nature. Net income increased $141.2 million in the first nine months of 2022 to $311.7 million as compared to the first nine months of 2021.

Cash flows provided by operations for the first nine months of 2022 were $394.3 million, compared to $439.9 million for the first nine months of 2021. Cash flows from operations were impacted by the timing of certain working capital payments and receipts during the third quarter. We continue to invest in long‑term strategic projects to optimize our supply chain and reduce our debt obligations. During the third quarter, the Company repaid $125 million of senior notes prior to their stated maturity date of February 27, 2023.

COVID-19 Impact

The Company continues to diligently monitor and manage through the impact of the ongoing COVID-19 pandemic on all aspects of its business, including the impact on its teammates, communities and customers.

The Company continues to implement its COVID-19 Response Program as dictated by current conditions, including numerous actions to protect and promote the health and safety of its consumers, customers, suppliers, teammates and communities. Such actions include following prescribed Company and other accepted health and safety standards and protocols, including those adopted by the Centers for Disease Control and Prevention (the “CDC”) and local health authorities. Risk mitigation and safety activities continue; examples include adhering to sanitation protocols and promoting hygiene practices recommended by the CDC;

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

Results of Operations

Third Quarter Results

The Company’s results of operations for the third quarter of 2022 and the third quarter of 2021 are highlighted in the table below and discussed in the following paragraphs.

	Third Quarter
(in thousands)	2022	2021	Change
Net sales	$1,628,589	$1,457,432	$171,157
Cost of sales	1,007,482	939,720	67,762
Gross profit	621,107	517,712	103,395
Selling, delivery and administrative expenses	431,177	380,681	50,496
Income from operations	189,930	137,031	52,899
Interest expense, net	6,083	8,097	(2,014)
Other expense, net	24,746	34,982	(10,236)
Income before taxes	159,101	93,952	65,149
Income tax expense	40,340	25,022	15,318
Net income	118,761	68,930	49,831
Other comprehensive income, net of tax	815	1,051	(236)
Comprehensive income	$119,576	$69,981	$49,595

Net Sales

Net sales increased $171.2 million, or 11.7%, to $1.63 billion in the third quarter of 2022, as compared to $1.46 billion in the third quarter of 2021. The increase in net sales was primarily attributable to the following (in millions):

Third Quarter 2022	Attributable to:
$180.9	Increase in net sales related to price increases and the shift in product mix. Approximately 90% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers.
4.9	Increased physical case volume
(14.6)	Other
$171.2	Total increase in net sales

Net sales by product category were as follows:

	Third Quarter
(in thousands)	2022	2021	% Change
Bottle/can sales:
Sparkling beverages	$917,162	$773,489	18.6%
Still beverages	548,333	503,990	8.8%
Total bottle/can sales	1,465,495	1,277,479	14.7%

Other sales:
Sales to other Coca‑Cola bottlers	83,644	89,618	(6.7)%
Post-mix sales and other	79,450	90,335	(12.0)%
Total other sales	163,094	179,953	(9.4)%

Total net sales	$1,628,589	$1,457,432	11.7%

Product category sales volume of physical cases and the percentage change by product category were as follows:

	Third Quarter
(in thousands)	2022	2021	% Change
Bottle/can sales volume:
Sparkling beverages	63,656	63,158	0.8%
Still beverages	30,412	30,368	0.1%
Total bottle/can sales volume	94,068	93,526	0.6%

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

Cost of sales increased $67.8 million, or 7.2%, to $1.01 billion in the third quarter of 2022, as compared to $939.7 million in the third quarter of 2021. The increase in cost of sales was primarily attributable to the following (in millions):

Third Quarter 2022	Attributable to:
$91.3	Increased input costs, including aluminum, PET resin and transportation costs, partially due to the impacts of inflation and supply chain challenges, as well as the shift in product mix to meet consumer preferences
2.5	Increased physical case volume
(26.0)	Other
$67.8	Total increase in cost of sales

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $39.6 million in the third quarter of 2022 and $36.4 million in the third quarter of 2021.

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

SD&A expenses increased $50.5 million, or 13.3%, to $431.2 million in the third quarter of 2022, as compared to $380.7 million in the third quarter of 2021. SD&A expenses as a percentage of net sales increased to 26.5% in the third quarter of 2022 from 26.1% in the third quarter of 2021. The increase in SD&A expenses was primarily attributable to the following (in millions):

Third Quarter 2022	Attributable to:
$31.5	Increase in labor costs due to compensation adjustments across our workforce to remain competitive in a challenging labor market and to reward our teammates for their contributions in achieving strong operating results
8.3	Increase in fleet-related expenses, including fuel costs
1.9	Increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance
8.8	Other
$50.5	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $195.8 million in the third quarter of 2022 and $176.2 million in the third quarter of 2021.

Interest Expense, Net

Interest expense, net decreased $2.0 million, or 24.9%, to $6.1 million in the third quarter of 2022, as compared to $8.1 million in the third quarter of 2021.

Other Expense, Net

A summary of other expense, net is as follows:

	Third Quarter
(in thousands)	2022	2021
Increase in the fair value of the acquisition related contingent consideration liability	$22,568	$33,924
Non-service cost component of net periodic benefit cost	2,178	1,058
Total other expense, net	$24,746	$34,982

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value. The fair value is determined by discounting future expected acquisition related sub-bottling payments required under the Company’s comprehensive beverage agreements, which extend through the life of the applicable distribution assets, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections. The life of these distribution assets is generally 40 years. The Company is required to pay the current portion of the acquisition related sub-bottling payments on a quarterly basis.

The change in the fair value of the acquisition related contingent consideration liability in the third quarter of 2022 as compared to the third quarter of 2021 was primarily driven by an increase in the discount rate used to calculate fair value, partially offset by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Income Tax Expense

The Company’s effective income tax rate was 25.4% for the third quarter of 2022 and 26.6% for the third quarter of 2021. The Company’s income tax expense increased $15.3 million, or 61.2%, to $40.3 million for the third quarter of 2022, as compared to $25.0 million for the third quarter of 2021. The increase in income tax expense was primarily attributable to higher income before taxes during the third quarter of 2022 compared to the third quarter of 2021.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.8 million in the third quarter of 2022 and $1.1 million in the third quarter of 2021.

First Nine Months Results

Our results of operations for the first nine months of 2022 and the first nine months of 2021 are highlighted in the table below and discussed in the following paragraphs.

	First Nine Months
(in thousands)	2022	2021	Change
Net sales	$4,628,162	$4,160,375	$467,787
Cost of sales	2,948,820	2,699,020	249,800
Gross profit	1,679,342	1,461,355	217,987
Selling, delivery and administrative expenses	1,211,134	1,109,279	101,855
Income from operations	468,208	352,076	116,132
Interest expense, net	20,928	25,208	(4,280)
Other expense, net	27,666	94,078	(66,412)
Income before taxes	419,614	232,790	186,824
Income tax expense	107,901	62,317	45,584
Net income	311,713	170,473	141,240
Other comprehensive income, net of tax	2,444	3,707	(1,263)
Comprehensive income	$314,157	$174,180	$139,977

Net Sales

Net sales increased $467.8 million, or 11.2%, to $4.63 billion in the first nine months of 2022, as compared to $4.16 billion in the first nine months of 2021. The increase in net sales was primarily attributable to the following (in millions):

First Nine Months 2022	Attributable to:
$468.7	Increase in net sales related to price increases and the shift in product mix. Approximately 90% of this increase was driven by an increase in average bottle/can sales price per unit charged to retail customers.
8.2	Increased physical case volume
(9.1)	Other
$467.8	Total increase in net sales

Net sales by product category were as follows:

	First Nine Months
(in thousands)	2022	2021	% Change
Bottle/can sales:
Sparkling beverages	$2,573,376	$2,221,355	15.8%
Still beverages	1,556,438	1,424,069	9.3%
Total bottle/can sales	4,129,814	3,645,424	13.3%

Other sales:
Sales to other Coca‑Cola bottlers	262,099	259,771	0.9%
Post-mix sales and other	236,249	255,180	(7.4)%
Total other sales	498,348	514,951	(3.2)%

Total net sales	$4,628,162	$4,160,375	11.2%

Product category sales volume of physical cases and the percentage change by product category were as follows:

	First Nine Months
(in thousands)	2022	2021	% Change
Bottle/can sales volume:
Sparkling beverages	190,613	189,750	0.5%
Still beverages	87,266	87,104	0.2%
Total bottle/can sales volume	277,879	276,854	0.4%

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Nine Months
	2022	2021
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	20%
The Kroger Company	12%	13%
Total approximate percent of the Company’s total bottle/can sales volume	32%	33%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	16%	14%
The Kroger Company	9%	9%
Total approximate percent of the Company’s total net sales	25%	23%

Cost of Sales

Cost of sales increased $249.8 million, or 9.3%, to $2.95 billion in the first nine months of 2022, as compared to $2.70 billion in the first nine months of 2021. The increase in cost of sales was primarily attributable to the following (in millions):

First Nine Months 2022	Attributable to:
$268.3	Increased input costs, including aluminum, PET resin and transportation costs, partially due to the impacts of inflation and supply chain challenges, as well as the shift in product mix to meet consumer preferences
4.4	Increased physical case volume
(22.9)	Other
$249.8	Total increase in cost of sales

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $111.3 million in the first nine months of 2022, as compared to $102.1 million in the first nine months of 2021.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $101.9 million, or 9.2%, to $1.21 billion in the first nine months of 2022, as compared to $1.11 billion in the first nine months of 2021. SD&A expenses as a percentage of net sales decreased to 26.2% in the first nine months of 2022 from 26.7% in the first nine months of 2021. The increase in SD&A expenses was primarily attributable to the following (in millions):

First Nine Months 2022	Attributable to:
$70.3	Increase in labor costs due to compensation adjustments across our workforce to remain competitive in a challenging labor market and to reward our teammates for their contributions in achieving strong operating results
13.1	Increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance
6.4	Increase in fleet-related expenses, including fuel costs
12.1	Other
$101.9	Total increase in SD&A expenses

Shipping and handling costs included in SD&A expenses were $567.0 million in the first nine months of 2022 and $502.7 million in the first nine months of 2021.

Interest Expense, Net

Interest expense, net decreased $4.3 million, or 17.0%, to $20.9 million in the first nine months of 2022, as compared to $25.2 million in the first nine months of 2021. The decrease was primarily a result of lower average debt balances.

Other Expense, Net

A summary of other expense, net is as follows:

	First Nine Months
(in thousands)	2022	2021
Increase in the fair value of the acquisition related contingent consideration liability	$21,132	$90,905
Non-service cost component of net periodic benefit cost	6,534	3,173
Total other expense, net	$27,666	$94,078

The change in the fair value of the acquisition related contingent consideration liability in the first nine months of 2022 as compared to the first nine months of 2021 was primarily driven by an increase in the discount rate used to calculate fair value, partially offset by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Income Tax Expense

The Company’s effective income tax rate was 25.7% for the first nine months of 2022 and 26.8% for the first nine months of 2021. The Company’s income tax expense increased $45.6 million, or 73.1%, to $107.9 million for the first nine months of 2022, as compared to $62.3 million for the first nine months of 2021. The increase in income tax expense was primarily attributable to higher income before taxes during the first nine months of 2022 compared to the first nine months of 2021.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $2.4 million in the first nine months of 2022 and $3.7 million in the first nine months of 2021.

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

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Net sales:
Nonalcoholic Beverages	$1,600,065	$1,426,971	$4,535,300	$4,061,976
All Other	101,136	88,991	303,209	272,132
Eliminations(1)	(72,612)	(58,530)	(210,347)	(173,733)
Consolidated net sales	$1,628,589	$1,457,432	$4,628,162	$4,160,375

Income from operations:
Nonalcoholic Beverages	$189,218	$144,130	$467,788	$363,544
All Other	712	(7,099)	420	(11,468)
Consolidated income from operations	$189,930	$137,031	$468,208	$352,076

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

Adjusted Results (Non-GAAP)

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

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Third Quarter 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$621,107	$431,177	$189,930	$159,101	$118,761	$12.67
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	22,568	16,993	1.82
Fair value adjustments for commodity derivative instruments(2)	(1,100)	(4,711)	3,611	3,611	2,719	0.29
Supply chain optimization(3)	369	(6)	375	375	283	0.03
Total reconciling items	(731)	(4,717)	3,986	26,554	19,995	2.14
Adjusted results (non-GAAP)	$620,376	$426,460	$193,916	$185,655	$138,756	$14.81

	Third Quarter 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$517,712	$380,681	$137,031	$93,952	$68,930	$7.36
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	33,924	25,488	2.72
Fair value adjustments for commodity derivative instruments(2)	(3,794)	426	(4,220)	(4,220)	(3,169)	(0.34)
Supply chain optimization(3)	4,360	(35)	4,395	4,395	3,299	0.35
Total reconciling items	566	391	175	34,099	25,618	2.73
Adjusted results (non-GAAP)	$518,278	$381,072	$137,206	$128,051	$94,548	$10.09

	First Nine Months 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,679,342	$1,211,134	$468,208	$419,614	$311,713	$33.25
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	21,132	15,912	1.70
Fair value adjustments for commodity derivative instruments(2)	5,069	2,512	2,557	2,557	1,925	0.21
Supply chain optimization(3)	458	(78)	536	536	404	0.04
Total reconciling items	5,527	2,434	3,093	24,225	18,241	1.95
Adjusted results (non-GAAP)	$1,684,869	$1,213,568	$471,301	$443,839	$329,954	$35.20

	First Nine Months 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,461,355	$1,109,279	$352,076	$232,790	$170,473	$18.19
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	90,905	68,224	7.28
Fair value adjustments for commodity derivative instruments(2)	(6,210)	1,491	(7,701)	(7,701)	(5,780)	(0.62)
Supply chain optimization(3)	6,464	(793)	7,257	7,257	5,446	0.58
Total reconciling items	254	698	(444)	90,461	67,890	7.24
Adjusted results (non-GAAP)	$1,461,609	$1,109,977	$351,632	$323,251	$238,363	$25.43

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

Financial Condition

Total assets were $3.60 billion as of September 30, 2022, which was an increase of $151.7 million from December 31, 2021. Net working capital, defined as current assets less current liabilities, was $353.6 million as of September 30, 2022, which was an increase of $111.8 million from December 31, 2021.

Significant changes in net working capital as of September 30, 2022 as compared to December 31, 2021 were as follows:

•An increase in accounts receivable, trade of $84.8 million, driven primarily by increased net sales and the timing of cash receipts.
•An increase in accounts receivable, other of $36.3 million due to increased rebates due from CCBSS, primarily as a result of volatility in raw material prices and the timing of cash receipts of rebates.
•An increase in accounts payable to The Coca-Cola Company of $44.2 million due to the timing of cash payments.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of September 30, 2022, the Company had $163.2 million in cash and cash equivalents. The Company has obtained its long‑term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

The Company’s long-term debt as of September 30, 2022 and December 31, 2021 was as follows:

(in thousands)	Maturity Date	September 30, 2022	December 31, 2021
Senior notes	2/27/2023	$—	$125,000
Senior bonds and unamortized discount on senior bonds(1)	11/25/2025	349,972	349,966
2021 Revolving Credit Facility	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,194)	(1,523)
Total long-term debt		$598,778	$723,443

(1)The senior bonds due in 2025 were issued at 99.975% of par.

On September 13, 2022, the Company used cash on hand to repay the $125 million of senior notes with a stated maturity date of February 27, 2023. There was no penalty for the early repayment of the senior notes.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 30, 2022. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long‑term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long‑term debt.

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

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of September 30, 2022, the Company’s credit ratings and outlook for its long‑term debt were as follows:

	Credit Rating	Rating Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Positive

Subsequent to quarter end, on October 26, 2022, Standard & Poor’s upgraded the Company’s credit rating to BBB+ with a stable outlook.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash, and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Beginning balance - Level 3 liability	$522,259	$473,055	$542,105	$434,694
Payments of acquisition related contingent consideration	(9,711)	(8,720)	(28,421)	(28,640)
Reclassification to current payables	1,800	(1,600)	2,100	(300)
Increase in fair value	22,568	33,924	21,132	90,905
Ending balance - Level 3 liability	$536,916	$496,659	$536,916	$496,659

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Nine Months
(in thousands)	2022	2021
Cash Sources:
Net cash provided by operating activities(1)	$394,309	$439,875
Proceeds from the sale of property, plant and equipment	5,348	4,215
Borrowings under term loan facility	—	70,000
Borrowings under revolving credit facility	—	55,000
Total cash sources	$399,657	$569,090

Cash Uses:
Additions to property, plant and equipment	$183,929	$119,620
Payments on term loan facility and senior notes	125,000	217,500
Acquisition of BODYARMOR distribution rights	30,149	1,998
Payments of acquisition related contingent consideration	28,421	28,640
Cash dividends paid	7,030	7,030
Payments on financing lease obligations	2,441	3,567
Payments on revolving credit facility	—	55,000
Other	1,757	3,650
Total cash uses	$378,727	$437,005
Net increase in cash during period	$20,930	$132,085

(1)Net cash provided by operating activities in the first nine months of 2022 included net income tax payments of $96.5 million, payment of deferred payroll taxes under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) of $18.7 million and pension plan contributions of $26.0 million. Net cash provided by operating activities in the first nine months of 2021 included net income tax payments of $45.6 million, payment of deferred payroll taxes under the CARES Act of $18.7 million and pension plan contributions of $6.8 million.

Cash Flows From Operating Activities

During the first nine months of 2022, cash provided by operating activities was $394.3 million, which was a decrease of $45.6 million as compared to the first nine months of 2021. The cash flows from operations were impacted by the timing of certain working capital payments and receipts.

Cash Flows From Investing Activities

During the first nine months of 2022, cash used in investing activities was $210.3 million, which was an increase of $90.7 million as compared to the first nine months of 2021. The increase was primarily a result of additions to property, plant and equipment, which were $183.9 million during the first nine months of 2022 and $119.6 million during the first nine months of 2021. There were $20.0 million and $9.6 million of additions to property, plant and equipment accrued in accounts payable, trade as of September 30, 2022 and October 1, 2021, respectively.

On January 1, 2022, the Company acquired $30.1 million of additional BODYARMOR distribution rights. On March 17, 2022, CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina for a purchase price of $60.0 million, which was included in additions to property, plant and equipment.

Cash Flows From Financing Activities

During the first nine months of 2022, cash used in financing activities was $163.1 million, which was a decrease of $25.1 million as compared to the first nine months of 2021. The decrease was primarily a result of higher repayments of debt during the first nine months of 2021 as compared to the first nine months of 2022, partially offset by borrowings under the Company’s credit facilities during the first nine months of 2021.

The Company had cash payments for acquisition related contingent consideration of $28.4 million during the first nine months of 2022 and $28.6 million during the first nine months of 2021. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $35 million to $75 million.

On September 13, 2022, the Company used cash on hand to repay the $125 million of senior notes with a stated maturity date of February 27, 2023. There was no penalty for the early repayment of the senior notes.

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

	Third Quarter		First Nine Months
(in thousands)	2022	2021	2022	2021
Increase (decrease) in cost of sales	$484	$(5,923)	$3,413	$(12,576)
Increase (decrease) in SD&A expenses	683	(965)	(14,459)	(2,876)
Net impact	$1,167	$(6,888)	$(11,046)	$(15,452)

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of September 30, 2022. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of September 30, 2022, there would be no change to interest expense for the next 12 months.

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

The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $71.2 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 8.2% in September 2022, as compared to 7.0% in December 2021 and 1.4% in December 2020. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: November 1, 2022	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: November 1, 2022	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)