Form 10-K
period 2022-12-31
Coca-Cola Consolidated, Inc.
filed 2023-02-22
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number: 0-9286

COCA-COLA CONSOLIDATED, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca-Cola Plaza Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (980) 392-8298
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	COKE	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Class	Market Value as of July 1, 2022
Common Stock, par value $l.00 per share	$3,385,395,472
Class B Common Stock, par value $l.00 per share	*
*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time at the option of the holder.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 27, 2023
Common Stock, par value $1.00 per share	8,368,993
Class B Common Stock, par value $1.00 per share	1,004,696
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this report to the extent described herein.

COCA‑COLA CONSOLIDATED, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

i

PART I

Item 1.Business.

Introduction

Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, “Coca‑Cola Consolidated,” the “Company,” “we,” “us” or “our”), distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 86% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company (“Monster Energy”). Our Purpose is to honor God in all we do, to serve others, to pursue excellence and to grow profitably.

Ownership

As of December 31, 2022, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. As of December 31, 2022, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

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

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies:

Sparkling Beverages		Still Beverages
The Coca-Cola Company Products:
Barqs Root Beer	Fresca	AHA	Peace Tea
Cherry Coca-Cola	Mello Yello	BODYARMOR products	POWERade
Cherry Coca-Cola Zero	Mello Yello Zero	Core Power	POWERade Zero
Coca-Cola	Minute Maid Sparkling	Dasani	Tum-E Yummies
Coca-Cola Vanilla	Pibb Xtra	fairlife products
Coca-Cola Zero Sugar	Seagrams Ginger Ale	glacéau smartwater
Diet Coke	Sprite	glacéau vitaminwater
Fanta	Sprite Zero Sugar	Gold Peak Tea
Fanta Zero		Minute Maid Juices To Go

Products Licensed to Us by Other Beverage Companies:
Diet Dr Pepper	Sundrop	Dunkin’ Donuts products	NOS®
Diet Sundrop		Full Throttle	Reign products
Dr Pepper		Monster Energy products

Beverage Distribution and Manufacturing Agreements

We have rights to distribute, promote, market and sell certain nonalcoholic beverages of The Coca‑Cola Company pursuant to comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants. The CBA requires the Company to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain of the Company’s distribution territories. In addition to customary termination and default rights, the CBA requires us to make minimum, ongoing capital expenditures in our distribution business and to meet certain minimum volume requirements, gives The Coca‑Cola Company certain approval and other rights in connection with a sale of the Company or of the distribution business of the Company and prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products other than the beverages and beverage products of The Coca‑Cola Company and certain expressly permitted cross-licensed brands without the consent of The Coca-Cola Company.

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

In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to manufacture and/or distribute certain beverage brands owned by other beverage companies, including Dr Pepper and Monster Energy, pursuant to agreements with such other beverage companies. Our distribution agreements with Dr Pepper permit us to distribute Dr Pepper beverage brands, as well as certain post-mix products of Dr Pepper. Certain of our agreements with Dr Pepper also authorize us to manufacture certain Dr Pepper beverage brands. Our distribution agreements with Monster Energy grant us the rights to distribute certain products offered, packaged and/or marketed by Monster Energy. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks and approved bottles, cans and labels and the sale of imitations or substitutes, as well as provisions for their termination for cause or upon the occurrence of other events defined in these agreements. Sales of beverages under these agreements with other beverage companies represented approximately 14%, 17% and 16% of our total bottle/can sales volume to retail customers in 2022, 2021 and 2020, respectively.

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

CONA Services LLC

Along with certain other Coca‑Cola bottlers, we are a member of CONA Services LLC (“CONA”), an entity formed to provide business process and information technology services to its members. We are party to an amended and restated master services agreement with CONA, pursuant to which CONA agreed to make available, and we became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available to us, CONA provides us with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with our direct store delivery and manufacture of products. In exchange for our rights to use the CONA System and receive CONA-related services, we are charged service fees by CONA, which we are obligated to pay even if we are not using the CONA System for all or any portion of our distribution and manufacturing operations.

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

Markets Served and Facilities

As of December 31, 2022, we served approximately 60 million consumers within our territories, which comprised five principal markets. Certain information regarding each of these markets follows:

Market	Description	Manufacturing Plants	Number of Distribution Centers
Carolinas	The majority of North Carolina and South Carolina and portions of southern Virginia, including Boone, Hickory, Mount Airy, Charlotte, Raleigh, Winston-Salem, Greensboro, Fayetteville, Greenville and New Bern, North Carolina, Conway, Marion, Charleston, Columbia, Greenville and Ridgeland, South Carolina and surrounding areas.	Charlotte, NC	17
Central	A significant portion of northeastern Kentucky, the majority of West Virginia and portions of southern Ohio, southeastern Indiana and southwestern Pennsylvania, including Lexington, Louisville and Pikeville, Kentucky, Beckley, Bluefield, Clarksburg, Elkins, Parkersburg, Craigsville and Charleston, West Virginia, Cincinnati and Portsmouth, Ohio and surrounding areas.	Cincinnati, OH	12
Mid-Atlantic	The entire state of Maryland, the majority of Virginia and Delaware, the District of Columbia and a portion of south-central Pennsylvania, including Easton, Salisbury, Capitol Heights, Baltimore, Hagerstown and Cumberland, Maryland, Norfolk, Staunton, Alexandria, Roanoke, Richmond, Yorktown and Fredericksburg, Virginia and surrounding areas.	Baltimore, MD Silver Spring, MD Roanoke, VA Sandston, VA	11
Mid-South	A significant portion of central and southern Arkansas and Tennessee and portions of western Kentucky and northwestern Mississippi, including Little Rock and West Memphis, Arkansas, Cleveland, Cookeville, Johnson City, Knoxville, Memphis and Morristown, Tennessee, Paducah, Kentucky and surrounding areas.	West Memphis, AR Nashville, TN	10
Mid-West	A significant portion of Indiana and Ohio and a portion of southeastern Illinois, including Anderson, Whitestown, Evansville, Fort Wayne, Indianapolis and South Bend, Indiana, Akron, Columbus, Dayton, Elyria, Lima, Mansfield, Toledo, Willoughby and Youngstown, Ohio and surrounding areas.	Indianapolis, IN Twinsburg, OH	10
Total		10	60

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2022	2021
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	20%
The Kroger Company	12%	13%
Total approximate percent of the Company’s total bottle/can sales volume	32%	33%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	16%	14%
The Kroger Company	10%	9%
Total approximate percent of the Company’s total net sales	26%	23%

The loss of Wal-Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the operating and financial results of the Company. No other customer represented greater than 10% of the Company’s total net sales or would impose a material adverse effect on the operating or financial results of the Company should they cease to be a customer of the Company.

New brand and product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent introductions include Coca‑Cola Creations, Dr Pepper & Cream Soda, fairlife milk products and Minute Maid Aguas Frescas.

We sell our products primarily in single-use, recyclable bottles and cans, in varying package configurations from market to market. For example, there may be up to 26 different packages for Diet Coke within a single geographic area. Total bottle/can sales volume to retail customers during 2022 was approximately 51% bottles and 49% cans.

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

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support the communities we serve is an essential component to the success of our brand and, by extension, our net sales. In 2022, the Company made cash donations of approximately $37 million to various charities and donor-advised funds in light of the Company’s financial performance, distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

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

We are required to comply with a variety of U.S. laws and regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Motor Carrier Safety Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act; and laws and regulations restricting the sale of certain of our products in schools.

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

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of proposed legislation that would impose fees or taxes on various types of containers that are used in our business, as well as proposed legislation around new recycling regulations and the reduction of single-use plastics. We are not currently impacted by the policies in these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our distribution territories in the future.

We are also subject to federal, state and local environmental laws, including laws related to water consumption and treatment, wastewater discharge and air emissions. Our facilities must comply with the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal, state and local laws regarding handling, storage, release and disposal of wastes generated on-site and sent to third-party owned and operated off-site licensed facilities.

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

Human Capital Resources

At Coca-Cola Consolidated, our teammates are the heart of our business and the key to our success. As of December 31, 2022, we employed approximately 17,000 employees which we refer to as “teammates,” of which approximately 15,000 were full-time and approximately 2,000 were part-time. Approximately 13% of our workforce is covered by collective bargaining agreements. While the number of collective bargaining agreements that will expire in any given year varies, we have been successful in the past in negotiating renewals to expiring agreements without any material disruption to our operations, and management considers teammate relations to be good.

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

Talent Acquisition, Development and Retention

The success and growth of our business depend in a large part on our ability to execute on our talent strategy which is to be a purpose driven organization that attracts, engages and grows a highly talented, diverse workforce of servant leaders enabling our growth and performance. To meet our talent objectives, we utilize key strategies and processes related to recruitment, onboarding and learning development. Through our Total Rewards Program, we strive to offer competitive compensation, benefits and services to our full-time teammates, including incentive plans, recognition plans, defined contribution plans, healthcare benefits, tax-advantaged spending accounts, corporate chaplaincy and employee assistance programs and other programs. Management monitors market compensation and benefits to be able to attract, retain and promote teammates and reduce turnover and its associated costs.

In recent years, the Company has faced periods of high teammate turnover, periodic labor shortages and wage inflation in our front-line workforce due to tight conditions in the labor market. The Company responded to these challenges by making certain investments in our teammates to reward them for their contributions in achieving strong operating results and to remain competitive in the current labor environment.

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

An important part of attracting and retaining top talent is teammate satisfaction, and we conduct an annual engagement survey administered and analyzed by an independent third party to assess teammate satisfaction and engagement and the effectiveness of our teammate development and compensation programs. In 2022, 79% of our teammates participated in the survey. This survey provides valuable insight to our leaders about how our teammates experience the Company and how we can better serve them and improve job performance, satisfaction and retention. Our executive officers review the survey results and develop and implement specific action plans to address key areas of opportunity. Additionally, leaders across our Company discuss the results with local managers to develop additional action plans to best address teammate feedback in different market units and functional areas.

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

Exchange Act Reports

Our website is www.cokeconsolidated.com and we make available free of charge through the investor relations portion of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and any amendments to these reports, as well as proxy statements and other information. These documents are available on our website as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The information on our website or linked to or from our website is not incorporated by reference into, and does not constitute a part of, this report or any other documents we file with, or furnish to, the SEC.

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

Raw material costs, including the costs for plastic bottles, aluminum cans, PET resin, carbon dioxide and high fructose corn syrup, are subject to significant price volatility, which may be worsened by periods of increased demand, supply constraints or high inflation. International or domestic geopolitical or other events, including armed conflict or the imposition of tariffs and/or quotas by the U.S. government on any of these raw materials, could adversely impact the supply and cost of these raw materials to the Company. In recent years, the COVID-19 pandemic resulted in certain raw materials not being available at commercially favorable terms or at all, and future pandemics or other events causing widespread supply chain disruption may also have such an effect. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s results of operations and profitability could be adversely affected.

Limited suppliers for certain of the Company’s raw materials could have an adverse effect on the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively low in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials and in its manufacture of finished goods. For example, during 2022, the Company experienced intermittent shortages of carbon dioxide supply that caused work stoppages at certain of its manufacturing facilities. These work stoppages were offset by increased production at other facilities, but similar stoppages in the future could adversely affect the Company’s results of operations and profitability.

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

The Company purchases all of the plastic bottles used in its manufacturing plants from Southeastern Container and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and all of its aluminum cans from two domestic suppliers. The inability of these suppliers to meet the Company’s requirements for containers could result in the Company not being able to fulfill customer orders and production demand until alternative sources of supply are located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the plastic bottle or aluminum can suppliers to meet the Company’s purchase requirements could negatively impact inventory levels, customer confidence and results of operations, including sales levels and profitability.

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

The Company does not, and does not plan to, manufacture all of the products it distributes and, therefore, remains reliant on purchased finished products from external sources to meet customer demand. As a result, the Company is subject to incremental risk, including, but not limited to, product quality and availability, price variability and production capacity shortfalls for externally purchased finished products, which could have an impact on the Company’s profitability and customer relationships. Particularly, the Company is subject to the risk of unavailability of still products that it acquires from other manufacturers, leading to an inability to meet consumer demand for these products. In most instances, the Company’s ability to negotiate the prices at which it purchases finished products from other U.S. Coca‑Cola bottlers is limited pursuant to The Coca‑Cola Company’s right to unilaterally establish the prices, or certain elements of the formulas used to determine the prices, for such finished products under the RMA, which could have an adverse impact on the Company’s profitability.

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

In recent years, the U.S. economy has experienced a challenging labor market as the supply of available workers frequently fell short of the number of workers necessary to fill all available jobs. As a result, the Company experienced difficulty in attracting and retaining front-line workers and faced periods of high turnover. Tight labor markets and a lack of available workers has led, and may lead in the future, to increased labor costs in the form of higher salaries, increased overtime and other compensation adjustments to remain competitive in a challenging labor market. If the Company cannot retain adequate front-line employees to produce and deliver its products, its business operations may be adversely affected and higher labor costs have had, and may have in the future, an adverse effect on our results of operations.

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

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, the Company is aware of proposed legislation that would impose fees or taxes on various types of containers used in its business, as well as proposed legislation around new recycling regulations and the reduction of single-use plastics. The Company is not currently impacted by the policies in these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within its distribution territories in the future.

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

The Company is also a member of the NPSG, which is comprised of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system. Subject to the terms and conditions of the NPSG Agreement, the Company is required to comply with certain key decisions made by the NPSG Board, which include decisions regarding strategic infrastructure investment and divestment planning, optimal national product supply sourcing and new product or packaging infrastructure planning. Although the Company has a representative on the NPSG Board, the Company cannot exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company. Any such divergence could have a material adverse effect on the operating and financial results of the Company.

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

The concentration of the Company’s capital stock ownership with our Chairman and Chief Executive Officer limits other stockholders’ ability to influence corporate matters.

As of December 31, 2022, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. Mr. Harrison also has the right to acquire 292,386 shares of Class B Common Stock from the Company in exchange for an equivalent number of shares of Common Stock. In the event of such an exchange, Mr. Harrison would control 1,296,780 shares of the Company’s Class B Common Stock, which would represent approximately 76% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. Furthermore, Mr. Harrison and another member of the Harrison family serve on the Company’s Board of Directors.

As a result, Mr. Harrison has the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership may have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price or limit other stockholders’ ability to influence corporate matters, which could result in the Company making decisions that stockholders outside the Harrison family may not view as beneficial.

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

The Company’s acquisition related contingent consideration liability, which totaled $541.5 million as of December 31, 2022, consists of the estimated amounts due to The Coca‑Cola Company as acquisition related sub-bottling payments under the CBA with The Coca‑Cola Company and CCR over the useful life of the related distribution rights. Changes in business conditions or other events could materially change both the future cash flow projections and the discount rate used in the calculation of the fair value of contingent consideration under the CBA. These changes could result in material changes to the fair value of the acquisition related contingent consideration and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

General Risk Factors

Technology failures or cyberattacks on the Company’s technology systems or the Company’s effective response to technology failures or cyberattacks on its customers’, suppliers’ or other third parties’ technology systems could disrupt the Company’s operations and negatively impact the Company’s reputation, business, financial condition or results of operations.

The Company increasingly relies on information technology systems to process, transmit and store electronic information. Like most companies, the Company’s information technology systems are vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, power outages, computer and telecommunications failures, computer viruses, other malicious computer programs and cyberattacks, denial-of-service attacks, security breaches, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, usage errors by employees and other security issues. In addition, third-party providers of data hosting or cloud services, as well as other vendors, customers and suppliers, are vulnerable to cybersecurity incidents involving data the Company shares with them. While incidents at our third-party service providers have not materially impacted our business operations, one or more of these incidents could significantly impact the Company in the future.

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

Unfavorable changes in general economic conditions or in the geographic markets in which the Company does business may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Periods of sustained high inflation may have adverse impacts on demand for the Company’s products and on the Company’s ability to sustain margins due to higher input costs. In addition, efforts by the government to curb inflation may cause a general economic slowdown. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectability of certain accounts. Each of these factors could adversely affect the Company’s overall business, financial condition and results of operations.

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

Changes in the Company’s top customer relationships and marketing strategies could impact sales volume and net sales.

The Company faces concentration risks related to a few customers comprising a large portion of the Company’s annual sales volume and net sales. The Company’s business, financial condition and results of operations could be adversely affected if net sales from one or more of these significant customers is materially reduced or if the cost of complying with the customers’ demands is significant. Additionally, if receivables from one or more of these significant customers become uncollectible, the Company’s financial condition and results of operations may be adversely impacted.

The Company’s largest customers, Wal-Mart Stores, Inc. and The Kroger Company, accounted for approximately 32% of the Company’s 2022 total bottle/can sales volume to retail customers and approximately 26% of the Company’s 2022 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Wal‑Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the business, financial condition and results of operations of the Company.

Further, the Company’s net sales are affected by promotion of the Company’s products by significant customers, such as in-store displays created by customers or the promotion of the Company’s products in customers’ periodic advertising. If the Company’s significant customers change the manner in which they market or promote the Company’s products, or if the marketing efforts by significant customers become ineffective, the Company’s sales volume and net sales could be adversely impacted.

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

As of December 31, 2022, the Company had $598.8 million of debt outstanding. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by limiting the Company’s ability to, and/or increasing its cost to, access credit markets for working capital, capital expenditures and other general corporate purposes; increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and exposing the Company to increased risk that the Company will not be able to refinance the principal amount of debt as it becomes due or that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

The Company’s acquisition related contingent consideration, revolving credit facility and pension and postretirement medical benefits are subject to changes in interest rates. If interest rates increase in the future, the Company’s borrowing costs could increase, which could negatively impact the Company’s financial condition and results of operations and limit the Company’s ability to spend in other areas of the business. Further, a decline in the interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and the amount of the liabilities.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

As of January 27, 2023, the principal properties of the Company included its corporate headquarters, subsidiary headquarters, 60 distribution centers and 10 manufacturing plants. The Company owns 47 distribution centers and 9 manufacturing plants, and leases its corporate headquarters, subsidiary headquarters, 13 distribution centers and one manufacturing plant.

During 2022, CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center, which consists of a distribution center/manufacturing plant combination in Charlotte, North Carolina. In connection with this transaction, the lease for the Snyder Production Center was terminated.

Following is a summary of the Company’s manufacturing plants and certain other properties:

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Distribution Center/Manufacturing Plant Combination(1)	Charlotte, NC	650,000	Owned	—
Distribution Center	Whitestown, IN	415,000	Owned	—
Manufacturing Plant	Indianapolis, IN	400,000	Owned	—
Warehouse	Charlotte, NC	380,000	Leased	2028
Manufacturing Plant	Cincinnati, OH	368,000	Owned	—
Warehouse	Chester, VA	353,000	Leased	2028
Distribution Center/Manufacturing Plant Combination	Sandston, VA	319,000	Owned	—
Manufacturing Plant	Roanoke, VA	310,000	Owned	—
Distribution Center	Erlanger, KY	301,000	Leased	2034
Distribution Center	Louisville, KY	300,000	Leased	2030
Manufacturing Plant	Twinsburg, OH	287,000	Owned	—
Warehouse	Hanover, MD	278,000	Leased	2027
Distribution Center	Hanover, MD	276,000	Leased	2034
Distribution Center	Memphis, TN	266,000	Leased	2025
Distribution Center	Clayton, NC	233,000	Leased	2026
Manufacturing Plant	Nashville, TN	220,000	Leased	2024
Distribution Center	La Vergne, TN	220,000	Leased	2026
Corporate Headquarters(2)(3)	Charlotte, NC	172,000	Leased	2029
Manufacturing Plant	Baltimore, MD	155,000	Owned	—
Manufacturing Plant	West Memphis, AR	116,000	Owned	—
Manufacturing Plant	Silver Spring, MD	104,000	Owned	—

(1)Includes a 535,000-square foot manufacturing plant and an adjacent 115,000-square foot distribution center.
(2)Includes two adjacent buildings totaling approximately 172,000 square feet.
(3)The lease for this facility is with a related party.

The Company believes all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted. The Company has production capacity to meet its current operational requirements. The estimated utilization percentage of the Company’s manufacturing plants, which fluctuates with the seasonality of the business, as of December 31, 2022, is indicated below:

Location	Utilization(1)	Location	Utilization(1)
Roanoke, VA	96%	Indianapolis, IN	77%
Charlotte, NC	89%	Cincinnati, OH	75%
Nashville, TN	89%	Silver Spring, MD	70%
Baltimore, MD	83%	Sandston, VA	68%
West Memphis, AR	82%	Twinsburg, OH	59%

(1)Estimated production divided by capacity, based on expected operations of six days per week and 20 hours per day.

In addition to the facilities noted above, the Company utilizes a portion of the production capacity from the 261,000-square foot manufacturing plant owned by SAC, a manufacturing cooperative located in Bishopville, South Carolina.

The Company’s products are generally transported to distribution centers for storage pending sale. There were no changes to the number of distribution centers by market area between December 31, 2022 and January 27, 2023.

As of January 27, 2023, the Company owned and operated approximately 4,200 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,700 were route delivery trucks. In addition, the Company owned approximately 429,000 beverage dispensing and vending machines for the sale of beverage products in the Company’s territories as of January 27, 2023.

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

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	68
David M. Katz	President and Chief Operating Officer	54
F. Scott Anthony	Executive Vice President and Chief Financial Officer	59
Matthew J. Blickley	Senior Vice President, Financial Planning and Chief Accounting Officer	41
Robert G. Chambless	Executive Vice President, Franchise Beverage Operations	57
Donell W. Etheridge	Executive Vice President, Product Supply Operations	54
Morgan H. Everett	Vice Chair of the Board of Directors	41
E. Beauregarde Fisher III	Executive Vice President, General Counsel and Secretary	54
Christine A. Motherwell	Senior Vice President, Human Resources	44
Jeffrey L. Turney	Senior Vice President, Strategy & Business Transformation	55

Mr. J. Frank Harrison, III was elected Chairman of the Board of Directors of the Company in December 1996 and Chief Executive Officer of the Company in May 1994. Mr. Harrison served as Vice Chairman of the Board of Directors of the Company from November 1987 to December 1996. He was first employed by the Company in 1977 and also served as a Division Sales Manager and as a Vice President.

Mr. David M. Katz was elected President and Chief Operating Officer of the Company in December 2018. Prior to that, he served in various positions within the Company, including Executive Vice President and Chief Financial Officer from January 2018 to December 2018, Executive Vice President, Product Supply and Culture & Stewardship from April 2017 to January 2018, Executive Vice President, Human Resources from April 2016 to April 2017 and Senior Vice President from January 2013 to March 2016. He held the position of Senior Vice President, Midwest Region for CCR, a wholly owned subsidiary of The Coca‑Cola Company, from November 2010 to December 2012. Prior to the formation of CCR, Mr. Katz was Vice President, Sales Operations for the East Business Unit of Coca‑Cola Enterprises Inc. (“CCE”) from January 2010 to December 2010. From 2008 to 2010, he served as Chief Procurement Officer and as President and Chief Executive Officer of Coca‑Cola Bottlers’ Sales & Services Company LLC. He began his Coca‑Cola career in 1993 with CCE as a Logistics Consultant.

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

Ms. Morgan H. Everett was elected Vice Chair of the Board of Directors of the Company in May 2020. Prior to that, she was Senior Vice President of the Company from April 2019 to May 2020, Vice President of the Company from January 2016 to March 2019, and Community Relations Director of the Company from January 2009 to December 2015. Since December 2018, Ms. Everett has served as Chairman of Red Classic Services, LLC and Data Ventures, Inc., two of the Company’s operating subsidiaries. She has been an employee of the Company since October 2004.

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

Ms. Christine A. Motherwell was elected Senior Vice President, Human Resources of the Company in September 2021, effective January 2022. Prior to that, she served in various positions within the Company, including Vice President, Human Resources Business Partner from October 2019 to December 2021, Vice President, Home Market Sales from April 2016 to September 2019, Vice President, Walmart/Club from April 2015 to March 2016 and Senior Director, Customer Development – Walmart from February 2013 to March 2015. Before joining the Company, Ms. Motherwell was National Account Executive, Publix of The Coca-Cola Company, the world’s largest nonalcoholic beverage company, from December 2011 to February 2013. Prior to that, Ms. Motherwell was with CCR, a wholly owned subsidiary of The Coca‑Cola Company, where she served as Director, Sales from January 2011 to December 2011 and as Sales Center Manager from October 2009 to December 2010.

Mr. Jeffrey L. Turney was elected Senior Vice President, Strategy & Business Transformation of the Company in January 2019. Prior to that, he served as Senior Vice President, Planning & Administration of the Company from January 2018 to December 2018 and as Vice President, Planning & Administration of the Company from December 2015 to December 2017. Before joining the Company, Mr. Turney was Vice President, Strategy & Business Development of The Coca‑Cola Company, the world’s largest nonalcoholic beverage company, from January 2011 to December 2015. Mr. Turney joined The Coca‑Cola Company in May 2002, serving in various other strategic planning, commercial operations, customer sales and finance positions with the Coca‑Cola North America division of The Coca‑Cola Company. Prior to his time in the Coca‑Cola system, Mr. Turney served consumer products and retail industry clients with Arthur Andersen Consulting from 1999 to 2002. From 1989 to 1999, he held various management and leadership roles in the consumer products and supermarket retail industry. Mr. Turney has notified the Company that he will retire in the second fiscal quarter of 2023.

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

As of January 27, 2023, the number of stockholders of record of the Common Stock and the Class B Common Stock was 1,008 and 6, respectively.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 31, 2017 and ending December 31, 2022. The peer group is comprised of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company, Primo Water Corporation (f/k/a Cott Corporation) and PepsiCo, Inc.

The graph assumes $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and each of the companies within the peer group on December 31, 2017, and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Coca-Cola Consolidated, Inc., the S&P 500 Index and a Peer Group

$300.00
$250.00
$200.00
$150.00
$100.00
$292.52
$242.54
$191.58
$176.42
$163.84
$141.43
$148.85
$131.83
$137.74
$125.72
$125.41
$107.27
$95.62
$83.91
12/31/2017
12/30/2018
12/29/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Coca-Cola Consolidated, Inc.
S&P 500
Peer Group

*Assumes $100 invested on 12/31/2017 in stock or index, including reinvestment of dividends.
Index calculated on a month-end basis.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our financial condition and results of operations and is provided as an addition to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

The fiscal years presented are the periods ended December 31, 2022 (“2022”) and December 31, 2021 (“2021”). Information concerning the fiscal year ended December 31, 2020 (“2020”) and a comparison of 2021 and 2020 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2021, filed with the SEC on February 22, 2022.

The Company manages its business on the basis of three operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

Executive Summary

Net sales increased 11% to $6.20 billion in 2022, with physical case volume flat when compared to the prior year. The increase in net sales was driven primarily by price increases taken across our portfolio during the year while volume continued to outperform the price elasticities we have historically experienced with higher pricing. Sparkling and Still net sales increased 16.6% and 8.5%, respectively, compared to 2021. Sparkling volume grew 0.6% in 2022, driven by strong consumer demand for our multi-serve can and small bottle PET packages, while Still volume decreased 1.3% in 2022. Brands within the Sparkling category benefited from solid demand in our on-premise sales channels, including restaurants, universities, sports venues, amusement parks and other immediate consumption outlets.

Gross profit in 2022 increased $323.8 million, or 17%, while gross margin increased 160 basis points to 36.7%. The improvement in gross profit resulted from higher prices for our products, stable volume and prices for certain commodities moderating from historically high levels. Compared to 2021, gross margin also benefited from the increased mix of Sparkling beverages, which generally carry higher gross margins than Still packages.

Selling, delivery and administrative (“SD&A”) expenses in 2022 increased $121.9 million, or 8%. SD&A expenses as a percentage of net sales in 2022 decreased 80 basis points to 26.4% as compared to 2021. The increase in SD&A expenses related primarily to an increase in labor costs. Over the last year, we have made certain investments in our teammates to reward performance for their contributions in achieving strong operating results and to remain competitive in the current labor environment. In addition, we experienced broad inflationary increases across a number of SD&A categories.

Income from operations in 2022 increased $201.9 million to $641.0 million. Net income increased $240.6 million in fiscal year 2022 to $430.2 million as compared to fiscal year 2021. Net income in 2022 and 2021 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven by changes in future cash flow projections and the discount rate used to compute the fair value of the liability. Income tax expense for 2022 was $144.9 million, compared to $65.6 million in 2021. The increase in income tax expense was the result of higher pre-tax income.

Cash flows provided by operations in 2022 were $554.5 million, compared to $521.8 million in 2021. Cash flows from operations were impacted by our strong operating performance and the timing of certain working capital payments and receipts during the current year. During 2022, we invested $298.6 million in capital expenditures as we continue to optimize our supply chain and invest for future growth. The Company reduced outstanding indebtedness by $125.0 million during the year.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company undertook significant capital expenditures to optimize our supply chain and to invest for future growth during 2022, and expects to continue to make significant investments during 2023.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures. We believe strengthening our balance sheet gives us the flexibility to make optimal capital allocation decisions for long-term value creation.

Results of Operations

The Company’s results of operations for 2022 and 2021 are highlighted in the table below and discussed in the following paragraphs.

	Fiscal Year
(in thousands)	2022	2021	Change
Net sales	$6,200,957	$5,562,714	$638,243
Cost of sales	3,923,003	3,608,527	314,476
Gross profit	2,277,954	1,954,187	323,767
Selling, delivery and administrative expenses	1,636,907	1,515,016	121,891
Income from operations	641,047	439,171	201,876
Interest expense, net	24,792	33,449	(8,657)
Other expense, net	41,168	150,573	(109,405)
Income before taxes	575,087	255,149	319,938
Income tax expense	144,929	65,569	79,360
Net income	430,158	189,580	240,578
Other comprehensive income, net of tax	15,626	18,590	(2,964)
Comprehensive income	$445,784	$208,170	$237,614

Net Sales

Net sales increased $638.2 million, or 11.5%, to $6.20 billion in 2022, as compared to $5.56 billion in 2021. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which led to approximately $610 million in additional net sales. Throughout 2022, the Company executed price increases across our portfolio, which, combined with steady overall volume, led to significant growth in net sales of both Sparkling and Still beverages.

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2022	2021	% Change
Bottle/can sales:
Sparkling beverages	$3,521,273	$3,020,887	16.6%
Still beverages	2,020,100	1,861,162	8.5%
Total bottle/can sales	5,541,373	4,882,049	13.5%

Other sales:
Sales to other Coca‑Cola bottlers	349,837	347,185	0.8%
Post-mix sales and other	309,747	333,480	(7.1)%
Total other sales	659,584	680,665	(3.1)%

Total net sales	$6,200,957	$5,562,714	11.5%

Product category sales volume of physical cases and the percentage change by product category were as follows:

	Fiscal Year
(in thousands)	2022	2021	% Change
Bottle/can sales volume:
Sparkling beverages	255,514	254,028	0.6%
Still beverages	110,601	112,008	(1.3)%
Total bottle/can sales volume	366,115	366,036	—%

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2022	2021
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	20%	20%
The Kroger Company	12%	13%
Total approximate percent of the Company’s total bottle/can sales volume	32%	33%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	16%	14%
The Kroger Company	10%	9%
Total approximate percent of the Company’s total net sales	26%	23%

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $314.5 million, or 8.7%, to $3.92 billion in 2022, as compared to $3.61 billion in 2021. The increase in cost of sales was driven by approximately $365 million in increased input costs, including aluminum, PET resin and transportation costs, largely due to the impacts of continued inflation, as well as the shift in product mix to meet consumer preferences.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $147.3 million in 2022, as compared to $133.1 million in 2021.

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

SD&A expenses increased $121.9 million, or 8.0%, to $1.64 billion in 2022, as compared to $1.52 billion in 2021. SD&A expenses as a percentage of net sales decreased to 26.4% in 2022 from 27.2% in 2021. Of the increase in SD&A expenses, approximately $75 million was driven by an increase in payroll expense due to certain investments in our teammates to reward them for their contributions in achieving strong operating results and to remain competitive in the current labor environment. In addition, approximately $15 million of the increase in SD&A expenses was driven by an increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance. The remaining increase in SD&A expenses was primarily driven by broad inflationary increases across a number of SD&A categories as compared to 2021.

Shipping and handling costs included in SD&A expenses were $756.9 million in 2022 and $674.3 million in 2021.

Interest Expense, Net

Interest expense, net decreased $8.7 million, or 25.9%, to $24.8 million in 2022, as compared to $33.4 million in 2021. The decrease was primarily a result of lower average debt balances, as well as an increase in interest income due to higher cash equivalent balances and increased yields.

Other Expense, Net

Other expense, net decreased $109.4 million to $41.2 million in 2022, as compared to $150.6 million in 2021. The decrease in other expense, net was driven by $114.0 million related to the change in the fair value of acquisition related contingent consideration liability. The decrease in other expense, net was partially offset by an increase of $4.6 million in the non-service cost component of net periodic benefit cost.

During 2023, the Company anticipates a significant non-cash charge related to the termination of the primary Company-sponsored pension plan (the “Primary Plan”), which will be recorded in other expense, net in the consolidated statement of operations. The charge will relate primarily to a reclassification of actuarial losses from accumulated other comprehensive loss. As of December 31, 2022, the gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan were approximately $117 million. See Note 16 to the consolidated financial statements for additional information related to the Company’s pension plans.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value. The fair value is determined by discounting future expected acquisition related sub-bottling payments required under the CBA, which extend through the life of the related distribution assets acquired in each distribution territory, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections. The life of these distribution assets is generally 40 years. The Company is required to pay the current portion of the acquisition related sub-bottling payments on a quarterly basis.

The change in the fair value of the acquisition related contingent consideration liability in 2022 as compared to 2021 was primarily driven by an increase in the discount rate used to calculate fair value, as well as the change in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Income Tax Expense

The Company’s effective income tax rate, calculated by dividing income tax expense by income before taxes, was 25.2% for 2022 and 25.7% for 2021. The Company’s income tax expense increased $79.4 million, or 121.0%, to $144.9 million in 2022, as compared to $65.6 million in 2021. The increase in income tax expense was primarily attributable to higher income before taxes during 2022 compared to 2021.

Other Comprehensive Income, Net of Tax

The Company had other comprehensive income, net of tax of $15.6 million in 2022 and $18.6 million in 2021. The decline was primarily a result of changes in actuarial gains on the Company’s pension and postretirement benefit plans in 2022 as compared to 2021. As noted in the discussion of other expense, net above, the Company anticipates a significant non-cash charge during 2023 related to the termination of the Primary Plan, which will also impact other comprehensive income, net of tax. See Note 16 to the consolidated financial statements for additional information related to the Company’s pension plans.

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

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2022	2021
Net sales:
Nonalcoholic Beverages	$6,081,357	$5,432,669
All Other	399,359	366,855
Eliminations(1)	(279,759)	(236,810)
Consolidated net sales	$6,200,957	$5,562,714

Income from operations:
Nonalcoholic Beverages	$639,136	$456,713
All Other	1,911	(17,542)
Consolidated income from operations	$641,047	$439,171

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

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Fiscal Year 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,277,954	$1,636,907	$641,047	$575,087	$430,158	$45.88
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	32,301	24,306	2.59
Fair value adjustments for commodity derivative instruments(2)	3,333	427	2,906	2,906	2,187	0.23
Supply chain optimization(3)	533	(73)	606	606	456	0.05
Total reconciling items	3,866	354	3,512	35,813	26,949	2.87
Adjusted results (non-GAAP)	$2,281,820	$1,637,261	$644,559	$610,900	$457,107	$48.75

Adjusted percentage change versus 2021	16.5%	8.0%	45.7%

	Fiscal Year 2021
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,954,187	$1,515,016	$439,171	$255,149	$189,580	$20.23
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	146,308	109,731	11.70
Fair value adjustments for commodity derivative instruments(2)	(3,469)	1,772	(5,241)	(5,241)	(3,931)	(0.42)
Supply chain optimization(3)	7,542	(947)	8,489	8,489	6,367	0.68
Total reconciling items	4,073	825	3,248	149,556	112,167	11.96
Adjusted results (non-GAAP)	$1,958,260	$1,515,841	$442,419	$404,705	$301,747	$32.19

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

Financial Condition

Total assets increased $264.0 million to $3.71 billion on December 31, 2022, as compared to $3.45 billion on December 31, 2021. Net working capital, defined as current assets less current liabilities, was $340.6 million on December 31, 2022, which was an increase of $98.8 million from December 31, 2021.

Significant changes in net working capital on December 31, 2022 from December 31, 2021 were as follows:

•An increase in cash and cash equivalents of $55.3 million primarily as a result of our strong operating performance.
•An increase in accounts receivable, trade of $59.8 million, driven primarily by increased net sales and the timing of cash receipts.
•An increase in inventories of $44.7 million, driven primarily by higher inventory levels and increased input costs due to inflation.
•An increase in accounts payable, trade of $32.4 million due to the timing of cash payments.
•A decrease in other accrued liabilities of $28.5 million primarily due to the payment of the remaining deferred payroll taxes under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) during 2022, as well as a reduction in the current portion of acquisition related contingent consideration liability.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of December 31, 2022, the Company had $197.6 million in cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the consolidated financial statements.

The Company’s long-term debt as of December 31, 2022 and December 31, 2021 was as follows:

(in thousands)	Maturity Date	December 31, 2022	December 31, 2021
Senior notes(1)	2/27/2023	$—	$125,000
Senior bonds and unamortized discount on senior bonds(2)	11/25/2025	349,974	349,966
Revolving Credit Facility(3)	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,157)	(1,523)
Total long-term debt		$598,817	$723,443

(1)On September 13, 2022, the Company used cash on hand to repay the $125 million of senior notes with a stated maturity date of February 27, 2023. There was no penalty for the early repayment of the senior notes.
(2)The senior bonds due in 2025 were issued at 99.975% of par.
(3)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2022. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position can result in changes in the Company’s credit ratings. During 2022, Standard & Poor’s upgraded the Company’s credit rating from BBB with a positive outlook to BBB+ with a stable outlook. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position.

As of December 31, 2022, the Company’s credit ratings and outlook for its long-term debt were as follows:

	Credit Rating	Rating Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Stable

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

On December 7, 2022, the Company announced that its Board of Directors had declared an increase in the regular quarterly cash dividend from $0.25 per share to $0.50 per share on the Common Stock and the Class B Common Stock of the Company, which represented an increase of 100%, beginning with the dividend payment on February 10, 2023 to stockholders of record as of the close of business on January 27, 2023. The Company’s Board of Directors also declared a special cash dividend of $3.00 per share on the Common Stock and the Class B Common Stock of the Company, also payable on February 10, 2023 to stockholders of record as of the close of business on January 27, 2023. The total dividends paid on February 10, 2023 were $32.8 million.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2022	2021
Beginning balance - Level 3 liability	$542,105	$434,694
Payments of acquisition related contingent consideration	(36,515)	(39,097)
Reclassification to current payables	3,600	200
Increase in fair value	32,301	146,308
Ending balance - Level 3 liability	$541,491	$542,105

Cash Sources and Uses

A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2022	2021
Cash Sources:
Net cash provided by operating activities(1)	$554,506	$521,755
Proceeds from the sale of property, plant and equipment	7,369	5,274
Borrowings under term loan facility	—	70,000
Borrowings under revolving credit facility	—	55,000
Total cash sources	$561,875	$652,029

Cash Uses:
Additions to property, plant and equipment	$298,611	$155,693
Payments on term loan facility and senior notes	125,000	287,500
Payments of acquisition related contingent consideration	36,515	39,097
Acquisition of distribution rights	30,649	8,993
Cash dividends paid	9,374	9,374
Payments on financing lease obligations	2,988	4,778
Payments on revolving credit facility	—	55,000
Other	3,404	4,073
Total cash uses	$506,541	$564,508
Net increase in cash	$55,334	$87,521

(1)Net cash provided by operating activities in 2022 included net income tax payments of $141.0 million, payment of deferred payroll taxes under the CARES Act of $18.7 million and pension plan contributions of $26.0 million. Net cash provided by operating activities in 2021 included net income tax payments of $71.0 million, payment of deferred payroll taxes under the CARES Act of $18.7 million and pension plan contributions of $6.8 million.

Cash Flows From Operating Activities

During 2022, cash provided by operating activities was $554.5 million, which was an increase of $32.8 million, as compared to 2021. The cash flows from operations were primarily the result of our strong operating performance, which the Company expects to sustain during the next 12 months. Cash flows from operations were also impacted by the timing of certain working capital payments and receipts. As a result of the Company’s strong cash flows from operations, the Company was able to invest in property, plant and equipment and to reduce our debt obligations, as further discussed in the following sections.

Cash Flows From Investing Activities

During 2022, cash used in investing activities was $325.0 million, which was an increase of $163.0 million, as compared to 2021. The increase was primarily a result of additions to property, plant and equipment, which were $298.6 million during 2022 and $155.7 million during 2021. CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina on March 17, 2022 for a purchase price of $60.0 million, which was included in additions to property, plant and equipment. There were $44.8 million and $35.8 million of additions to property, plant and equipment accrued in accounts payable, trade as of December 31, 2022 and December 31, 2021, respectively.

The increase in property, plant and equipment reflects the Company’s focus on optimizing our supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2023 to be in the range of $250 million to $300 million.

The increase in cash used in investing activities as compared to 2021 was also driven by the acquisition of additional distribution rights. On January 1, 2022, the Company acquired $30.1 million of additional BODYARMOR distribution rights.

Cash Flows From Financing Activities

During 2022, cash used in financing activities was $174.2 million, which was a decrease of $98.1 million, as compared to 2021. The decrease was primarily a result of higher net repayments of debt during 2021 as compared to 2022. The Company continues to prioritize the reduction of debt obligations and the strengthening of our balance sheet, as indicated by the early repayment of $125 million of senior notes during 2022.

The Company had cash payments for acquisition related contingent consideration of $36.5 million during 2022 and $39.1 million during 2021. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $42 million to $74 million.

Material Contractual Obligations

The Company had a number of contractual obligations and commercial obligations as of December 31, 2022 that are material to an assessment of the Company’s short- and long-term cash requirements.

The Company has outstanding long-term debt of $600.0 million, none of which is contractually due in 2023. The remaining interest payments on the Company’s debt obligations are $96.6 million determined in reference to the contractual terms of such debt, of which $23.2 million is due in 2023. All of the Company’s long-term debt instruments have fixed interest rates, and thus are not impacted by fluctuations in interest rates, with the exception of the Company’s revolving credit facility, which did not have any outstanding borrowings as of December 31, 2022.

The Company’s acquisition related contingent consideration liability relates to acquisition related sub-bottling payments required in certain distribution territories under the CBA and totaled $541.5 million as of December 31, 2022. The future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. The Company expects to pay $40.1 million of the acquisition related contingent consideration liability in 2023, which is classified as other accrued liabilities in the consolidated balance sheets.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. Based on information available as of December 31, 2022, the Company estimates this purchase obligation to be $214.5 million, of which an estimated $143.0 million of purchases is expected to occur in 2023.

The Company has $168.6 million in total minimum operating lease obligations including interest, of which $31.7 million are due in 2023. The Company has $11.0 million in total minimum financing lease obligations including interest, of which $2.8 million are due in 2023.

As of December 31, 2022, the Company estimated obligations for its executive benefit plans to be $167.7 million, of which $30.0 million is expected to be paid in 2023.

The Company is a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation has no minimum purchase requirements; however, purchases from Southeastern were $154.0 million during 2022 and are expected to remain material in future foreseeable periods. See Note 19 to the consolidated financial statements for additional information related to Southeastern.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2022, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $128.8 million, of which $28.1 million is expected to be paid in 2023.

On December 7, 2022, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.50 per share, as well as a special cash dividend of $3.00 per share, on the Common Stock and the Class B Common Stock of the Company. Both dividends are payable on February 10, 2023 to stockholders of record as of the close of business on January 27, 2023. As of December 31, 2022, dividends declared but not yet paid were $32.8 million.

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

	Fiscal Year
(in thousands)	2022	2021
Increase (decrease) in cost of sales	$3,335	$(12,647)
Decrease in SD&A expenses	(16,390)	(4,183)
Net impact	$(13,055)	$(16,830)

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

At this time and based on current trends, we do not expect the COVID-19 pandemic to materially impact our liquidity position or access to capital in 2023. We also have not experienced, and do not expect, any material impairments or adjustments to the fair values of our assets or the collectability of our receivables as a result of the COVID-19 pandemic.

Discussion of Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of its results of operations and financial position in the preparation of its consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company’s most critical accounting estimates, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment and other intangibles when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair values of the long-lived assets. During 2022 and 2021, the Company performed periodic reviews of property, plant and equipment and other intangibles and determined no material impairment existed.

All business combinations are accounted for using the acquisition method. All of the Company’s goodwill resides within one reporting unit within the Nonalcoholic Beverages reportable segment and, therefore, the Company has determined it has one reporting unit for the purpose of assessing goodwill for potential impairment. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter each year, and more frequently if facts and circumstances indicate such assets may be impaired, including significant declines in actual or future projected cash flows and significant deterioration of market conditions.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter during both 2022 and 2021 and determined there was no impairment of the carrying values of these assets. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2022 annual test date.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the CBA with The Coca‑Cola Company and CCR over the useful life of the related distribution rights. Pursuant to the CBA, the Company is required to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value by discounting future expected acquisition related sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the acquisition related sub-bottling payments that will be made in the future under the CBA and current acquisition related sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period. The Company estimates a 10 basis point change in the underlying risk-free interest rate used to estimate the Company’s WACC would result in a change of approximately $5 million to the Company’s acquisition related contingent consideration liability.

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

The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to uncertain tax positions in income tax expense.

Pension and Postretirement Benefit Obligations

There are two Company-sponsored pension plans. The Primary Plan was frozen as of June 30, 2006 and no benefits accrued to participants after that date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company also sponsors a postretirement healthcare plan for employees meeting specified qualifying criteria.

Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. See Note 16 to the consolidated financial statements for additional information.

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Primary Plan and the Bargaining Plan was 5.33% and 5.34%, respectively, in 2022 and 2.97% and 3.31%, respectively, in 2021. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. Given the anticipated termination of the Primary Plan, the Company determined an appropriate discount rate for the Primary Plan in 2022 based on lump sum segment interest rates, expected lump sum election rates and estimated annuity purchase rates. The Company determines an appropriate discount rate annually for the Bargaining Plan based on the Aon AA Above Median yield curve as of the measurement date and reviews the discount rate assumption at the end of each year. See Note 16 to the consolidated financial statements for additional information.

Pension costs were $13.1 million in 2022 and $9.3 million in 2021.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and the net periodic pension cost for the Primary Plan as indicated below. The portion of the liability expected to be paid as a lump sum during 2023 in connection with the anticipated termination of the Primary Plan does not vary based on changes in discount rates, as the interest rate basis upon which the lump sums will be calculated is known and will not change.

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation for Primary Plan at December 31, 2022	$(3,575)	$3,722
Net periodic pension cost for Primary Plan in 2022	79	(95)

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and the net periodic pension cost for the Bargaining Plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation for Bargaining Plan at December 31, 2022	$(1,695)	$1,814
Net periodic pension cost for Bargaining Plan in 2022	(605)	651

The weighted average expected long-term rate of return of plan assets used in computing net periodic pension cost for the Primary Plan was 3.00% in 2022 and 4.75% in 2021. The weighted average expected long-term rate of return of plan assets used in computing net periodic pension cost for the Bargaining Plan was 5.50% in 2022 and 5.75% in 2021. These rates reflect an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. The analysis also includes planned changes to asset allocations related to the expected termination of the Primary Plan. See Note 16 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets and the weighted average expected long-term rate of return of each asset type. The actual return on pension plan assets for the Primary Plan was a loss of 21.1% in 2022 and a gain of 5.0% in 2021. The actual return on pension plan assets for the Bargaining Plan was a loss of 24.6% in 2022 and a gain of 10.5% in 2021.

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

The discount rate assumptions used to determine the postretirement benefit obligation are based on the annual yield on long-term corporate bonds as of the plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 5.19% in 2022 and 2.98% in 2021. The discount rate was derived using the Aon AA Above Median yield curve. Projected benefit payouts for the plan were matched to the Aon AA Above Median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and the net periodic postretirement benefit cost for the Company’s postretirement healthcare plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2022	$(1,317)	$1,378
Net periodic postretirement benefit cost in 2022	(154)	161

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation), disruption of supply or unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; the inability to attract and retain front-line employees in a tight labor market; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients and product safety and sustainability; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or on our best behalf and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems; unfavorable changes in the general economy; changes in our top customer relationships and marketing strategies; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; and the risks discussed in “Item 1A. Risk Factors” of this report and elsewhere herein.

Caution should be taken not to place undue reliance on the forward-looking statements included in this report. The Company assumes no obligation to update any forward-looking statements, except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in the Company’s reports and other filings with the SEC.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of December 31, 2022. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of December 31, 2022, there would be no change to interest expense for the next 12 months.

The Company’s acquisition related contingent consideration liability, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of expected future acquisition related sub-bottling payments due under the CBA. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period. The Company estimates a 10 basis point change in the underlying risk-free interest rate used to estimate the Company’s WACC would result in a change of approximately $5 million to the Company’s acquisition related contingent consideration liability.

The Company is exposed to certain market risks and commodity price risk that arise in the ordinary course of business. The Company may enter into commodity derivative instruments to manage or reduce market risk. The Company does not use commodity derivative instruments for trading or speculative purposes.

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $74 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 6.5% in 2022, 7.0% in 2021 and 1.4% in 2020. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 8.Financial Statements and Supplementary Data.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2022	2021	2020
Net sales	$6,200,957	$5,562,714	$5,007,357
Cost of sales	3,923,003	3,608,527	3,238,448
Gross profit	2,277,954	1,954,187	1,768,909
Selling, delivery and administrative expenses	1,636,907	1,515,016	1,455,531
Income from operations	641,047	439,171	313,378
Interest expense, net	24,792	33,449	36,735
Other expense, net	41,168	150,573	35,603
Income before taxes	575,087	255,149	241,040
Income tax expense	144,929	65,569	58,943
Net income	430,158	189,580	182,097
Less: Net income attributable to noncontrolling interest	—	—	9,604
Net income attributable to Coca‑Cola Consolidated, Inc.	$430,158	$189,580	$172,493

Basic net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$45.88	$20.23	$18.40
Weighted average number of Common Stock shares outstanding	8,117	7,141	7,141

Class B Common Stock	$45.93	$20.23	$18.40
Weighted average number of Class B Common Stock shares outstanding	1,257	2,232	2,232

Diluted net income per share based on net income attributable to Coca‑Cola Consolidated, Inc.:
Common Stock	$45.74	$20.17	$18.30
Weighted average number of Common Stock shares outstanding – assuming dilution	9,405	9,400	9,427

Class B Common Stock	$45.76	$20.16	$18.28
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,288	2,259	2,286

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2022	2021	2020
Net income	$430,158	$189,580	$182,097

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	7,742	14,965	(673)
Prior service credits (costs)	(116)	3	15
Postretirement benefits reclassification including benefit costs:
Actuarial gain (loss)	7,991	3,089	(3,137)
Interest rate swap	—	556	(286)
Foreign currency translation adjustment	9	(23)	30
Other comprehensive income (loss), net of tax	15,626	18,590	(4,051)

Comprehensive income	445,784	208,170	178,046
Less: Comprehensive income attributable to noncontrolling interest	—	—	9,604
Comprehensive income attributable to Coca‑Cola Consolidated, Inc.	$445,784	$208,170	$168,442

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$197,648	$142,314
Accounts receivable, trade	532,047	472,270
Allowance for doubtful accounts	(16,119)	(17,336)
Accounts receivable from The Coca-Cola Company	35,786	57,737
Accounts receivable, other	54,631	33,878
Inventories	347,545	302,851
Prepaid expenses and other current assets	94,263	78,068
Assets held for sale	—	6,880
Total current assets	1,245,801	1,076,662
Property, plant and equipment, net	1,183,730	1,030,688
Right-of-use assets - operating leases	140,588	139,877
Leased property under financing leases, net	6,431	64,211
Other assets	115,892	120,486
Goodwill	165,903	165,903
Distribution agreements, net	842,035	836,777
Customer lists, net	9,165	10,966
Total assets	$3,709,545	$3,445,570

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$27,635	$22,048
Current portion of obligations under financing leases	2,303	6,060
Accounts payable, trade	351,729	319,318
Accounts payable to The Coca-Cola Company	162,783	145,671
Other accrued liabilities	198,300	226,769
Accrued compensation	126,921	110,894
Accrued interest payable	2,677	4,096
Dividends payable	32,808	—
Total current liabilities	905,156	834,856
Deferred income taxes	150,222	136,432
Pension and postretirement benefit obligations	60,323	93,391
Other liabilities	753,357	758,610
Noncurrent portion of obligations under operating leases	118,763	122,046
Noncurrent portion of obligations under financing leases	7,519	65,006
Long-term debt	598,817	723,443
Total liabilities	2,594,157	2,733,784
Commitments and Contingencies
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none	—	—
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none	—	—
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued - none	—	—
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 11,431,367 and 10,203,821 shares, respectively	11,431	10,204
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued - 1,632,810 and 2,860,356 shares, respectively	1,633	2,860
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none	—	—
Additional paid in capital	135,953	135,953
Retained earnings	1,112,462	724,486
Accumulated other comprehensive loss	(84,837)	(100,463)
Treasury stock, at cost: Common Stock - 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity	1,115,388	711,786
Total liabilities and equity	$3,709,545	$3,445,570
See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$430,158	$189,580	$182,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	147,962	157,320	155,936
Amortization of intangible assets and deferred proceeds, net	23,628	23,245	23,081
Fair value adjustment of acquisition related contingent consideration	32,301	146,308	31,210
Deferred payroll taxes under CARES Act	(18,739)	(18,739)	37,412
Deferred income taxes	8,977	(9,183)	8,737
Loss on sale of property, plant and equipment	5,642	5,921	5,187
Amortization of debt costs	1,012	1,256	1,050
Impairment and abandonment of property, plant and equipment	—	3,200	8,030
Change in current assets less current liabilities	(74,784)	30,595	36,901
Change in other noncurrent assets	31,779	16,003	21,820
Change in other noncurrent liabilities	(33,430)	(23,728)	(18,065)
Other	—	(23)	1,065
Total adjustments	124,348	332,175	312,364
Net cash provided by operating activities	$554,506	$521,755	$494,461

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(298,611)	$(155,693)	$(202,034)
Acquisition of distribution rights	(30,649)	(8,993)	—
Proceeds from the sale of property, plant and equipment	7,369	5,274	3,385
Investment in CONA Services LLC	(3,094)	(2,531)	(1,770)
Net cash used in investing activities	$(324,985)	$(161,943)	$(200,419)

Cash Flows from Financing Activities:
Payments on term loan facility and senior notes	$(125,000)	$(287,500)	$(45,000)
Payments of acquisition related contingent consideration	(36,515)	(39,097)	(43,400)
Cash dividends paid	(9,374)	(9,374)	(9,374)
Payments on financing lease obligations	(2,988)	(4,778)	(5,861)
Debt issuance fees	(310)	(1,542)	(228)
Borrowings under term loan facility	—	70,000	—
Payments on revolving credit facility	—	(55,000)	(280,000)
Borrowings under revolving credit facility	—	55,000	235,000
Purchase of noncontrolling interest in Piedmont Coca-Cola Bottling Partnership	—	—	(100,000)
Net cash used in financing activities	$(174,187)	$(272,291)	$(248,863)

Net increase in cash	$55,334	$87,521	$45,179
Cash at beginning of year	142,314	54,793	9,614
Cash at end of year	$197,648	$142,314	$54,793

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity of Coca-Cola Consolidated, Inc.	Non- controlling Interest	Total Equity
Balance on December 29, 2019	$10,204	$2,860	$128,983	$381,161	$(115,002)	$(60,845)	$(409)	$346,952	$104,164	$451,116
Net income	—	—	—	172,493	—	—	—	172,493	9,604	182,097
Other comprehensive loss, net of tax	—	—	—	—	(4,051)	—	—	(4,051)	—	(4,051)
Dividends declared:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,233)	—	—	—	(2,233)	—	(2,233)
Purchase of noncontrolling interest in Piedmont Coca-Cola Bottling Partnership	—	—	6,970	—	—	—	—	6,970	(113,768)	(106,798)
Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990	$—	$512,990
Net income	—	—	—	189,580	—	—	—	189,580	—	189,580
Other comprehensive income, net of tax	—	—	—	—	18,590	—	—	18,590	—	18,590
Dividends declared:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,233)	—	—	—	(2,233)	—	(2,233)
Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786	$—	$711,786
Net income	—	—	—	430,158	—	—	—	430,158	—	430,158
Other comprehensive income, net of tax	—	—	—	—	15,626	—	—	15,626	—	15,626
Dividends declared:
Common Stock ($4.50 per share)	—	—	—	(37,354)	—	—	—	(37,354)	—	(37,354)
Class B Common Stock ($4.50 per share)	—	—	—	(4,828)	—	—	—	(4,828)	—	(4,828)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—	—	—
Balance on December 31, 2022	$11,431	$1,633	$135,953	$1,112,462	$(84,837)	$(60,845)	$(409)	$1,115,388	$—	$1,115,388

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Summary of Critical Accounting Policies

Description of Business

Coca‑Cola Consolidated, Inc. (the “Company”) distributes, markets and manufactures nonalcoholic beverages, primarily products of The Coca‑Cola Company, and is the largest Coca‑Cola bottler in the United States. Approximately 86% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company also distributes products for several other beverage companies, including Keurig Dr Pepper Inc. and Monster Energy Company.

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

Principles of Consolidation

The consolidated financial statements include the accounts and the consolidated operations of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements on operating leases are depreciated over the shorter of the estimated useful lives or the term of the lease, including renewal options the Company determines are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the consolidated statements of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing plants are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in selling, delivery and administrative (“SD&A”) expenses.

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense for internal use software, which is included in depreciation expense, was $3.0 million in 2022, $5.4 million in 2021 and $6.7 million in 2020.

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

All of the Company’s goodwill resides within one reporting unit within the Nonalcoholic Beverages reportable segment and, therefore, the Company has determined it has one reporting unit for the purpose of assessing goodwill for potential impairment. The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

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

During 2022, 2021 and 2020, the Company performed its annual impairment test of goodwill and determined there was no impairment of the carrying value of these assets.

Distribution Agreements and Customer Lists

The Company’s definite-lived intangible assets consist of distribution agreements and customer lists, which have estimated useful lives of 20 to 40 years and five to 12 years, respectively. These assets are amortized on a straight-line basis over their estimated useful lives.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants (the “System Transformation”). Pursuant to the CBA, the Company is required to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data, which are considered Level 3 inputs.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value by discounting future expected acquisition related sub-bottling payments required under the CBA using the Company’s estimated WACC. These future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the acquisition related sub-bottling payments that will be made in the future under the CBA and current acquisition related sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

Pension and Postretirement Benefit Plans

There are two Company-sponsored pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after that date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company also sponsors a postretirement healthcare plan for employees meeting specified qualifying criteria.

The expense and liability amounts recorded for the benefit plans reflect estimates related to interest rates, investment returns, employee turnover and age at retirement, mortality rates and healthcare costs. Given the anticipated termination of the Primary Plan, the Company determined an appropriate discount rate for the Primary Plan in 2022 based on lump sum segment interest rates, expected lump sum election rates and estimated annuity purchase rates. See Note 16 for additional discussion of the anticipated termination of the Primary Plan. The Company determines an appropriate discount rate annually for the Bargaining Plan and the postretirement healthcare plan based on the Aon AA Above Median yield curve as of the measurement date and reviews the discount rate assumption at the end of each year. The service cost components of the net periodic benefit cost of the plans are charged to current operations, and the non-service cost components of the net periodic benefit cost of the plans are classified as other expense, net. In addition, certain other union employees are covered by plans provided by their respective union organizations and the Company expenses amounts as paid in accordance with union agreements.

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

The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to uncertain tax positions in income tax expense.

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

Cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products or services. As such, the cash received is accounted for as a reduction to cost of sales unless it is a specific reimbursement of costs or payments for services. Payments the Company receives from The Coca‑Cola Company and other beverage companies for marketing funding support are classified as a reduction to cost of sales.

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

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits from brand companies.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished products from manufacturing plants to distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished products from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses and totaled $756.9 million in 2022, $674.3 million in 2021 and $622.1 million in 2020.

Stock Compensation

The Company has a long-term performance equity plan (the “Long-Term Performance Equity Plan”) under which awards are earned and granted to Mr. Harrison based on the Company’s attainment during a performance period of performance measures specified by the Compensation Committee of the Company’s Board of Directors. Mr. Harrison may elect to have awards earned under the Long‑Term Performance Equity Plan settled in cash and/or shares of the Company’s Class B Common Stock. See Note 2 for additional information on the Long‑Term Performance Equity Plan.

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

Each share of Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 20 votes per share at all meetings of the Company’s stockholders. Except as otherwise required by law, holders of the Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result, the holders of the Class B Common Stock control approximately 71% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. In the event of liquidation, there is no preference between the two classes of common stock.

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

The Board of Directors has declared, and the Company has paid, dividends on the Common Stock and the Class B Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994. During 2022, dividends of $4.50 per share were declared and dividends of $1.00 per share were paid on both the Common Stock and the Class B Common Stock. The remaining $3.50 per share of dividends declared but not yet paid as of December 31, 2022 were paid on February 10, 2023 to stockholders of record of the Common Stock and the Class B Common Stock as of the close of business on January 27, 2023. During 2021 and 2020, dividends of $1.00 per share were declared and paid on both the Common Stock and the Class B Common Stock. Total cash dividends paid were $9.4 million per year in 2022, 2021 and 2020.

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
(ii)The remaining earnings (“undistributed earnings”) are allocated to the Common Stock and the Class B Common Stock to the extent each security may share in earnings as if all the earnings for the period had been distributed. The total earnings allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for a participation feature.
(iii)The total earnings allocated to each security is then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
(iv)Basic and diluted net income per share data are presented for each class of common stock.

In applying the two-class method, the Company determined undistributed earnings should be allocated equally on a per share basis between the Common Stock and the Class B Common Stock due to the aggregate participation rights of the Class B Common Stock (i.e., the voting and conversion rights) and the Company’s history of paying dividends equally on a per share basis on the Common Stock and the Class B Common Stock.

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

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Programs,” which requires additional quantitative and qualitative disclosures related to a Company’s supplier finance programs to enhance the transparency of these programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company evaluated the impact ASU 2022-04 will have on its consolidated financial statements and does not expect a material impact upon adoption in 2023.

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

As of December 31, 2022, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

As of December 31, 2022, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2022	2021	2020
Payments made by the Company to The Coca-Cola Company(1)	$1,867,727	$1,558,784	$1,444,492
Payments made by The Coca-Cola Company to the Company	256,333	207,073	128,749

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

Coca‑Cola Refreshments USA, Inc.

The CBA requires the Company to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. These acquisition related sub-bottling payments are based on gross profit derived from the Company’s sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, a beverage product or certain cross-licensed brands applicable to the System Transformation.

Acquisition related sub-bottling payments to CCR were $36.5 million in 2022, $39.1 million in 2021 and $43.4 million in 2020. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub‑bottling payments to CCR:

(in thousands)	December 31, 2022	December 31, 2021
Current portion of acquisition related contingent consideration	$40,060	$51,518
Noncurrent portion of acquisition related contingent consideration	501,431	490,587
Total acquisition related contingent consideration	$541,491	$542,105

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the consolidated balance sheets, was $21.2 million as of December 31, 2022 and $21.7 million as of December 31, 2021.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the consolidated balance sheets, was $8.2 million as of both December 31, 2022 and December 31, 2021. The Company also guarantees a portion of SAC’s debt; see Note 19 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the consolidated statements of operations, were $8.9 million in 2022, $8.7 million in 2021 and $9.0 million in 2020.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $25.7 million on December 31, 2022 and $7.9 million on December 31, 2021, which were classified as accounts receivable, other in the consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.4 million in 2022, $2.9 million in 2021 and $2.5 million in 2020, which were classified as SD&A expenses in the consolidated statements of operations.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the consolidated balance sheets, was $16.9 million as of December 31, 2022 and $13.7 million as of December 31, 2021.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $25.7 million in 2022, $24.1 million in 2021 and $22.0 million in 2020.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $25.5 million on December 31, 2022 and $28.2 million on December 31, 2021.

The Company previously leased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (together, the “Snyder Production Center”) from Harrison Limited Partnership One (“HLP”), which is directly and indirectly owned by trusts of which J. Frank Harrison, III and Sue Anne H. Wells, a former director of the Company, are trustees and beneficiaries and of which Morgan H. Everett is a permissible, discretionary beneficiary. On March 17, 2022, CCBCC Operations, LLC (“Operations”), a wholly owned subsidiary of the Company, entered into a definitive purchase and sale agreement with HLP, pursuant to which Operations purchased the Snyder Production Center from HLP on such date for a purchase price of $60.0 million. This lease, which was scheduled to expire on December 31, 2035, was terminated in connection with the purchase of the Snyder Production Center by Operations. There was no principal balance outstanding under this lease on December 31, 2022 and there was a principal balance outstanding under this lease of $59.1 million on December 31, 2021.

A summary of rental payments for these leases related to 2022, 2021 and 2020 is as follows:

	Fiscal Year
(in thousands)	2022	2021	2020
Company headquarters	$3,854	$3,778	$3,304
Snyder Production Center	927	4,451	4,451

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the consolidated statements of operations, was $10.1 million in 2022, $9.8 million in 2021 and $9.2 million in 2020.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time. Point in time sales accounted for approximately 97% of the Company’s net sales in each of 2022, 2021 and 2020.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Fiscal Year
(in thousands)	2022	2021	2020
Point in time net sales:
Nonalcoholic Beverages - point in time	$6,034,914	$5,389,444	$4,842,934
Total point in time net sales	$6,034,914	$5,389,444	$4,842,934

Over time net sales:
Nonalcoholic Beverages - over time	$46,443	$43,225	$36,236
All Other - over time	119,600	130,045	128,187
Total over time net sales	$166,043	$173,270	$164,423

Total net sales	$6,200,957	$5,562,714	$5,007,357

The Company’s allowance for doubtful accounts in the consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.0 million as of both December 31, 2022 and December 31, 2021.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during 2022, 2021 and 2020:

	Fiscal Year
(in thousands)	2022	2021	2020
Beginning balance - allowance for credit losses	$14,336	$18,070	$10,232
Additions charged to expenses and as a reduction to net sales	4,326	4,638	14,265
Deductions	(5,543)	(8,372)	(6,427)
Ending balance - allowance for credit losses	$13,119	$14,336	$18,070

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

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2022	2021	2020
Net sales:
Nonalcoholic Beverages	$6,081,357	$5,432,669	$4,879,170
All Other	399,359	366,855	332,728
Eliminations(1)	(279,759)	(236,810)	(204,541)
Consolidated net sales	$6,200,957	$5,562,714	$5,007,357

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

	Fiscal Year
(in thousands)	2022	2021	2020
Income from operations:
Nonalcoholic Beverages	$639,136	$456,713	$324,716
All Other	1,911	(17,542)	(11,338)
Consolidated income from operations	$641,047	$439,171	$313,378

Depreciation and amortization:
Nonalcoholic Beverages	$159,845	$168,206	$167,355
All Other	11,745	12,359	11,662
Consolidated depreciation and amortization	$171,590	$180,565	$179,017

5.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 for additional information related to net income per share.

	Fiscal Year
(in thousands, except per share data)	2022	2021	2020
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Consolidated, Inc.	$430,158	$189,580	$172,493
Less dividends:
Common Stock	8,062	7,141	7,141
Class B Common Stock	1,312	2,233	2,233
Total undistributed earnings	$420,784	$180,206	$163,119

Common Stock undistributed earnings – basic	$364,359	$137,293	$124,275
Class B Common Stock undistributed earnings – basic	56,425	42,913	38,844
Total undistributed earnings – basic	$420,784	$180,206	$163,119

Common Stock undistributed earnings – diluted	$363,158	$136,899	$123,563
Class B Common Stock undistributed earnings – diluted	57,626	43,307	39,556
Total undistributed earnings – diluted	$420,784	$180,206	$163,119

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$8,062	$7,141	$7,141
Common Stock undistributed earnings – basic	364,359	137,293	124,275
Numerator for basic net income per Common Stock share	$372,421	$144,434	$131,416

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$1,312	$2,233	$2,233
Class B Common Stock undistributed earnings – basic	56,425	42,913	38,844
Numerator for basic net income per Class B Common Stock share	$57,737	$45,146	$41,077

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$8,062	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	1,312	2,233	2,233
Common Stock undistributed earnings – diluted	420,784	180,206	163,119
Numerator for diluted net income per Common Stock share	$430,158	$189,580	$172,493

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$1,312	$2,233	$2,233
Class B Common Stock undistributed earnings – diluted	57,626	43,307	39,556
Numerator for diluted net income per Class B Common Stock share	$58,938	$45,540	$41,789

	Fiscal Year
(in thousands, except per share data)	2022	2021	2020
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,117	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	1,257	2,232	2,232

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,405	9,400	9,427
Class B Common Stock weighted average shares outstanding – diluted	1,288	2,259	2,286

Basic net income per share:
Common Stock	$45.88	$20.23	$18.40
Class B Common Stock	$45.93	$20.23	$18.40

Diluted net income per share:
Common Stock	$45.74	$20.17	$18.30
Class B Common Stock	$45.76	$20.16	$18.28

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

6.Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Finished products	$211,089	$181,751
Manufacturing materials	89,300	81,183
Plastic shells, plastic pallets and other inventories	47,156	39,917
Total inventories	$347,545	$302,851

7.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Repair parts	$35,088	$26,643
Prepaid taxes	7,829	4,079
Prepaid software	7,398	7,038
Commodity hedges at fair market value	4,808	7,714
Prepaid marketing	4,303	4,380
Other prepaid expenses and other current assets	34,837	28,214
Total prepaid expenses and other current assets	$94,263	$78,068

8.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2022	December 31, 2021	Estimated Useful Lives
Land	$88,185	$80,261
Buildings	352,114	265,070	8-50 years
Machinery and equipment	462,640	443,592	5-20 years
Transportation equipment	515,752	466,238	3-20 years
Furniture and fixtures	102,099	95,062	3-10 years
Cold drink dispensing equipment	438,879	436,954	3-17 years
Leasehold and land improvements	177,940	178,809	5-20 years
Software for internal use	48,581	47,982	3-10 years
Construction in progress	103,803	23,496
Total property, plant and equipment, at cost	2,289,993	2,037,464
Less: Accumulated depreciation and amortization	1,106,263	1,006,776
Property, plant and equipment, net	$1,183,730	$1,030,688

During 2022, 2021 and 2020, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

9.Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	7.2 years	8.3 years
Financing leases	4.3 years	12.5 years
Weighted average discount rate:
Operating leases	3.6%	3.6%
Financing leases	5.2%	3.1%

On March 17, 2022, the Company terminated its financing lease for the Snyder Production Center, which was scheduled to expire on December 31, 2035. See Note 2 for additional information on the lease termination.

Following is a summary of the Company’s leases within the consolidated statements of operations:

	Fiscal Year
(in thousands)	2022	2021	2020
Operating lease costs	$30,484	$26,385	$24,823
Short-term and variable leases	15,065	17,245	15,305
Depreciation expense from financing leases	2,315	5,656	4,678
Interest expense on financing lease obligations	884	2,301	1,728
Total lease cost	$48,748	$51,587	$46,534

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2022:

(in thousands)	Operating Leases	Financing Leases
2023	$31,697	$2,750
2024	27,663	2,808
2025	21,628	2,869
2026	19,036	1,233
2027	17,227	338
Thereafter	51,372	966
Total minimum lease payments including interest	$168,623	$10,964
Less: Amounts representing interest	22,225	1,142
Present value of minimum lease principal payments	146,398	9,822
Less: Current portion of lease liabilities - operating and financing leases	27,635	2,303
Noncurrent portion of lease liabilities - operating and financing leases	$118,763	$7,519

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2021:

(in thousands)	Operating Leases	Financing Leases
2022	$26,026	$7,145
2023	24,893	7,201
2024	20,639	7,396
2025	16,740	7,593
2026	15,575	6,100
Thereafter	65,695	49,728
Total minimum lease payments including interest	$169,568	$85,163
Less: Amounts representing interest	25,474	14,097
Present value of minimum lease principal payments	144,094	71,066
Less: Current portion of lease liabilities - operating and financing leases	22,048	6,060
Noncurrent portion of lease liabilities - operating and financing leases	$122,046	$65,006

Following is a summary of the Company’s leases within the consolidated statements of cash flows:

	Fiscal Year
(in thousands)	2022	2021	2020
Cash flows from operating activities impact:
Operating leases	$28,891	$27,642	$24,718
Interest payments on financing lease obligations	884	2,301	1,728
Total cash flows from operating activities impact	$29,775	$29,943	$26,446

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$2,988	$4,778	$5,861
Total cash flows from financing activities impact	$2,988	$4,778	$5,861

The Company did not enter into any material operating lease commitments subsequent to year-end.

10.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Distribution agreements at cost	$990,191	$960,042
Less: Accumulated amortization	148,156	123,265
Distribution agreements, net	$842,035	$836,777

Following is a summary of activity for distribution agreements, net during 2022 and 2021:

	Fiscal Year
(in thousands)	2022	2021
Beginning balance - distribution agreements, net	$836,777	$853,753
Other distribution agreements	30,149	7,509
Additional accumulated amortization	(24,891)	(24,485)
Ending balance - distribution agreements, net	$842,035	$836,777

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 31, 2022 will be approximately $25 million for each fiscal year 2023 through 2027.

11.Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	16,123	14,322
Customer lists, net	$9,165	$10,966

Assuming no impairment of customer lists, net, amortization expense in future years based upon recorded amounts as of December 31, 2022 will be approximately $2 million for each fiscal year 2023 through 2027.

12.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accrued insurance costs	$54,180	$51,645
Current portion of acquisition related contingent consideration	40,060	51,518
Accrued marketing costs	33,375	32,249
Employee and retiree benefit plan accruals	31,711	32,007
Accrued taxes (other than income taxes)	7,127	6,638
Current portion of deferred payroll taxes under CARES Act	—	18,739
All other accrued expenses	31,847	33,973
Total other accrued liabilities	$198,300	$226,769

The Company took advantage of certain provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which allowed an employer to defer the deposit and payment of the employer’s portion of social security taxes that would otherwise have been due on or after March 27, 2020 and before January 1, 2021. The law permits an employer to deposit half of these deferred payments by December 31, 2021 and the other half by December 31, 2022. The Company repaid a portion of the deferred payroll taxes during 2021 and repaid the remaining portion of the deferred payroll taxes during 2022.

13.Commodity Derivative Instruments

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

	Fiscal Year
(in thousands)	2022	2021	2020
Cost of sales	$(3,333)	$3,469	$1,996
Selling, delivery and administrative expenses	427	1,772	791
Total gain (loss)	$(2,906)	$5,241	$2,787

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

(in thousands)	December 31, 2022	December 31, 2021
Prepaid expenses and other current assets	$4,808	$7,714
Total assets	$4,808	$7,714

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the consolidated balance sheets:

(in thousands)	December 31, 2022	December 31, 2021
Gross commodity derivative instrument assets	$4,808	$9,200
Gross commodity derivative instrument liabilities	—	1,486

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	December 31, 2022	December 31, 2021
Notional amount of outstanding commodity derivative instruments	$61,128	$74,558
Latest maturity date of outstanding commodity derivative instruments	December 2023	December 2022

14.Fair Values of Financial Instruments

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, pension plan assets, commodity derivative instruments, long-term debt and acquisition related contingent consideration:

	December 31, 2022
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,257	$51,257	$51,257	$—	$—
Pension plan assets	261,942	261,942	242,639	19,303	—
Commodity derivative instruments	4,808	4,808	—	4,808	—
Liabilities:
Deferred compensation plan liabilities	51,257	51,257	51,257	—	—
Long-term debt	598,817	575,900	—	575,900	—
Acquisition related contingent consideration	541,491	541,491	—	—	541,491

	December 31, 2021
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$60,461	$60,461	$60,461	$—	$—
Pension plan assets	328,250	328,250	313,893	14,357	—
Commodity derivative instruments	7,714	7,714	—	7,714	—
Liabilities:
Deferred compensation plan liabilities	60,461	60,461	60,461	—	—
Long-term debt	723,443	772,600	—	772,600	—
Acquisition related contingent consideration	542,105	542,105	—	—	542,105

The acquisition related contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the WACC derived from market data, which are considered Level 3 inputs. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-

bottling payments to fair value by discounting future expected acquisition related sub-bottling payments required under the CBA using the Company’s estimated WACC.

The future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of acquisition related sub-bottling payments that will be made in the future under the CBA, and current acquisition related sub-bottling payments (all Level 3 inputs). Changes in any of these Level 3 inputs, particularly the underlying risk-free interest rate used to estimate the Company’s WACC, could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2022	2021
Beginning balance - Level 3 liability	$542,105	$434,694
Payments of acquisition related contingent consideration	(36,515)	(39,097)
Reclassification to current payables	3,600	200
Increase in fair value	32,301	146,308
Ending balance - Level 3 liability	$541,491	$542,105

As of December 31, 2022 and December 31, 2021, discount rates of 9.1% and 7.5%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in 2022 was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the discount rate used to calculate fair value. This fair value adjustment was recorded in other expense, net in the consolidated statement of operations for 2022.

The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $42 million to $74 million.

15.Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2022	2021	2020
Current:
Federal	$109,899	$59,308	$38,665
State	26,053	15,444	11,541
Total current provision	$135,952	$74,752	$50,206

Deferred:
Federal	$7,478	$(4,966)	$8,052
State	1,499	(4,217)	685
Total deferred provision (benefit)	$8,977	$(9,183)	$8,737

Income tax expense	$144,929	$65,569	$58,943

The Company’s effective income tax rate, calculated by dividing income tax expense by income before taxes, was 25.2% for 2022, 25.7% for 2021 and 24.5% for 2020. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense:

	Fiscal Year
	2022		2021		2020
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
Statutory expense	$120,768	21.0%	$53,581	21.0%	$50,618	21.0%
State income taxes, net of federal benefit	21,572	3.8	9,522	3.7	9,258	3.8
Nondeductible compensation	4,005	0.7	3,545	1.4	3,007	1.3
Meals, entertainment and travel expense	1,694	0.3	2,028	0.8	1,476	0.6
Adjustment for uncertain tax positions	(1,351)	(0.2)	(984)	(0.4)	114	—
Valuation allowance change	(932)	(0.2)	(902)	(0.4)	(1,900)	(0.8)
Noncontrolling interest – Piedmont	—	—	—	—	(2,447)	(1.0)
Other, net	(827)	(0.2)	(1,221)	(0.4)	(1,183)	(0.4)
Income tax expense	$144,929	25.2%	$65,569	25.7%	$58,943	24.5%

The Company’s effective income tax rate, calculated by dividing income tax expense by income before taxes minus net income attributable to noncontrolling interest, was 25.5% for 2020. The Company had no net income attributable to noncontrolling interest during 2022 or 2021.

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2022, 2021 and 2020, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at December 31, 2022 and December 31, 2021 were not material.

The Company had uncertain tax positions, including accrued interest, of $0.3 million on December 31, 2022 and $1.7 million on December 31, 2021, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the consolidated financial statements.

A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2022	2021	2020
Beginning balance - gross uncertain tax positions	$1,254	$2,161	$2,283
Increase as a result of tax positions taken in the current year	105	59	61
Increase as a result of tax positions taken in a prior year	—	—	504
Reduction as a result of the expiration of the applicable statute of limitations	(1,074)	(966)	(687)
Ending balance - gross uncertain tax positions	$285	$1,254	$2,161

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Acquisition related contingent consideration	$132,535	$133,114
Operating lease liabilities	35,832	35,382
Accrued liabilities	30,064	26,253
Deferred revenue	27,976	26,852
Deferred compensation	23,102	24,018
Postretirement benefits	11,511	13,969
Transactional costs	3,532	3,976
Pension	808	4,617
Financing lease agreements	614	1,820
Net operating loss carryforwards	532	1,418
Other	3,875	3,830
Deferred income tax assets	$270,381	$275,249
Less: Valuation allowance for deferred tax assets	3,428	4,372
Net deferred income tax asset	$266,953	$270,877

Depreciation	$(182,174)	$(173,124)
Intangible assets	(173,560)	(177,214)
Right-of-use assets - operating leases	(34,410)	(34,347)
Inventory	(14,603)	(13,481)
Prepaid expenses	(9,193)	(6,774)
Patronage dividend	(3,235)	(2,369)
Deferred income tax liabilities	$(417,175)	$(407,309)

Net deferred income tax liability	$(150,222)	$(136,432)

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

The valuation allowance of $3.4 million on December 31, 2022 and $4.4 million on December 31, 2021 was established primarily for certain loss carryforwards and deferred compensation.

As of December 31, 2022, the Company had no federal net operating losses and $12.0 million of state net operating losses available to reduce future income taxes, which expire in varying amounts through 2042.

Prior tax years beginning in year 2019 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1999 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

16.Benefit Plans

Executive Benefit Plans

In addition to the Company’s Director Deferral Plan, the Company has four executive benefit plans: the Supplemental Savings Incentive Plan, the Long-Term Retention Plan, the Officer Retention Plan and the Long-Term Performance Plan. The Company also has a Long-Term Performance Equity Plan, as discussed in Note 2.

Pursuant to the Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011, and as further amended thereafter, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service with the Company, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds determined by the participant. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2022, 2021 and 2020, the Company matched 50% of the first 6% of salary, excluding bonuses, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts.

Under the Director Deferral Plan, as amended and restated effective January 1, 2014, non-employee directors may defer payment of all or a portion of their annual retainer and meeting fees. There is no Company matching contribution under the Director Deferral Plan. The liability under these two deferral plans was as follows:

(in thousands)	December 31, 2022	December 31, 2021
Current liabilities	$8,147	$10,111
Noncurrent liabilities	74,976	84,664
Total liability - Supplemental Savings Incentive Plan and Director Deferral Plan	$83,123	$94,775

Under the Long-Term Retention Plan, effective March 5, 2014, and as amended thereafter, the Company accrues a defined amount each year for an eligible participant based upon an award schedule. Amounts awarded may earn an investment return based on certain investment funds specified by the Company. Benefits under the Long-Term Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the benefits are fully vested at age 60. Participants receive payments from the plan upon retirement or, in certain instances, upon termination of employment. Payments are made in the form of monthly installments over a period of 10, 15 or 20 years. The liability under this plan was as follows:

(in thousands)	December 31, 2022	December 31, 2021
Current liabilities	$173	$178
Noncurrent liabilities	7,249	6,815
Total liability - Long-Term Retention Plan	$7,422	$6,993

Under the Officer Retention Plan, as amended and restated effective January 1, 2007, and as further amended thereafter, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10-, 15- or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Officer Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Officer Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the benefits are fully vested at age 60. The liability under this plan was as follows:

(in thousands)	December 31, 2022	December 31, 2021
Current liabilities	$3,730	$4,036
Noncurrent liabilities	35,959	37,008
Total liability - Officer Retention Plan	$39,689	$41,044

Under the Long-Term Performance Plan, as amended and restated effective January 1, 2018, and as further amended thereafter, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Long-Term Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participant or of the subsidiary, division, department, region or function in which the participant is employed. The liability under this plan was as follows:

(in thousands)	December 31, 2022	December 31, 2021
Current liabilities	$7,738	$8,247
Noncurrent liabilities	9,673	7,675
Total liability - Long-Term Performance Plan	$17,411	$15,922

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

During 2022, the Company began the process of terminating the Primary Plan. During 2023, the Company expects to offer a lump sum benefit payout option to certain plan participants prior to completing the purchase of group annuity contracts that will transfer the pension benefit obligation to an insurance company. The assumptions used to estimate the fair value during the annual measurement reflect the incremental cost to terminate the Primary Plan.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

	Fiscal Year
(in thousands)	2022	2021
Beginning balance - projected benefit obligation	$359,475	$368,245
Service cost	6,586	7,529
Interest cost	10,642	9,846
Plan amendments	154	—
Actuarial gain	(93,626)	(12,735)
Benefits paid	(13,088)	(13,410)
Ending balance - projected benefit obligation	$270,143	$359,475

Changes in Projected Benefit Obligation

The projected benefit obligation and the accumulated benefit obligation for both Company-sponsored pension plans were in excess of plan assets as of December 31, 2022 and December 31, 2021. The accumulated benefit obligation was $270.1 million on December 31, 2022 and $359.5 million on December 31, 2021.

The increase in the discount rates for both the Primary Plan and the Bargaining Plan, as compared to the previous years, was the primary driver of the actuarial gains in both 2022 and 2021. The actuarial gains, net of tax, were recorded in accumulated other comprehensive loss in the consolidated balance sheets.

Change in Plan Assets

	Fiscal Year
(in thousands)	2022	2021
Beginning balance - plan assets at fair value	$328,250	$319,699
Actual return on plan assets	(76,683)	16,427
Employer contributions	26,000	6,800
Benefits and expenses paid	(15,625)	(14,676)
Ending balance - plan assets at fair value	$261,942	$328,250

Funded Status

(in thousands)	December 31, 2022	December 31, 2021
Projected benefit obligation	$(270,143)	$(359,475)
Plan assets at fair value	261,942	328,250
Net funded status	$(8,201)	$(31,225)

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 31, 2022	December 31, 2021
Current liabilities	$—	$—
Noncurrent liabilities	(8,201)	(31,225)
Total liability - pension plans	$(8,201)	$(31,225)

Net Periodic Pension Cost

	Fiscal Year
(in thousands)	2022	2021	2020
Service cost	$6,586	$7,529	$6,331
Interest cost	10,642	9,846	10,957
Expected return on plan assets	(8,143)	(13,000)	(13,617)
Recognized net actuarial loss	3,990	4,954	4,619
Amortization of prior service costs	—	3	19
Net periodic pension cost	$13,075	$9,332	$8,309

Significant Assumptions

	Fiscal Year
	2022	2021	2020
Projected benefit obligation at the measurement date:
Discount rate - Primary Plan	5.33%	2.97%	2.66%
Discount rate - Bargaining Plan	5.34%	3.31%	3.12%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Primary Plan	2.97%	2.66%	3.36%
Discount rate - Bargaining Plan	3.31%	3.12%	3.61%
Weighted average expected long-term rate of return of plan assets - Primary Plan(1)	3.00%	4.75%	5.50%
Weighted average expected long-term rate of return of plan assets - Bargaining Plan(1)	5.50%	5.75%	6.25%
Weighted average rate of compensation increase	N/A	N/A	N/A

(1)The weighted average expected long-term rate of return assumption for the pension plan assets, which was used to compute net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions set at the beginning of each fiscal year.

Cash Flows

(in thousands)	Anticipated Future Pension Benefit Payments for the Fiscal Years
2023	$237,899
2024	1,053
2025	1,241
2026	1,470
2027	1,689
2028 - 2032	11,892

The anticipated future pension benefit payments for 2023 include the payments associated with the termination of the Primary Plan, which will be made from the related plan assets. The remaining anticipated future pension benefit payments for 2023, and all anticipated future pension benefit payments beyond 2023, relate to the Bargaining Plan.

The Company expects to make cash contributions of approximately $5 million to $10 million to the Primary Plan during 2023 to fund the termination of the Primary Plan. The Company also expects to make cash contributions of approximately $5 million to $10 million to the Bargaining Plan during 2023 to fund the ongoing projected benefit obligation of the Bargaining Plan.

Plan Assets

All assets in the Company’s pension plans are invested in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The weighted average expected long-term rate of return assumption for the pension plan assets, which will be used to compute 2023 net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions in the context of historical returns and volatilities for each asset class. The Company evaluates the rate of return assumption on an annual basis. The Company’s actual asset allocation at December 31, 2022 and December 31, 2021 and target asset allocation for 2023 by asset category for the Primary Plan were as follows:

	Percentage of Plan Assets at Fiscal Year-End		Target Asset Allocation
	2022	2021	2023
U.S. debt securities	84%	87%	64%
U.S. equity securities	—%	—%	—%
International debt securities	10%	10%	—%
International equity securities	—%	—%	—%
Cash and cash equivalents	6%	3%	36%
Total	100%	100%	100%

The Company’s actual asset allocation at December 31, 2022 and December 31, 2021 and target asset allocation for 2023 by asset category for the Bargaining Plan were as follows:

	Percentage of Plan Assets at Fiscal Year-End		Target Asset Allocation
	2022	2021	2023
U.S. debt securities	56%	46%	41%
U.S. equity securities	32%	40%	46%
International debt securities	2%	2%	—%
International equity securities	10%	11%	12%
Cash and cash equivalents	—%	1%	1%
Total	100%	100%	100%

The expected long-term rate of return on assets for the Primary Plan and the Bargaining Plan as of December 31, 2022 were 5.00% and 7.00%, respectively.

Debt securities as of December 31, 2022 were comprised primarily of investments in government and corporate bonds with a weighted average maturity of approximately 12 years for the Primary Plan and approximately 19 years for the Bargaining Plan. U.S. equity securities in the Bargaining Plan as of December 31, 2022 included: (i) large-capitalization domestic equity funds as represented by the S&P 500 index, (ii) mid-capitalization domestic equity funds as represented by the Russell Mid Cap Growth and Value indexes, (iii) small-capitalization domestic equity funds as represented by the Russell Small Cap Growth and Value indexes and (iv) alternative investment funds as represented by the HFRX Global index and the MSCI US REIT index. International equity securities in the Bargaining Plan as of December 31, 2022 included companies from both developed and emerging markets outside the United States. Cash and cash equivalents have a weighted average duration of less than one year.

The following table summarizes the Company’s pension plan assets, which are classified as Level 1 and Level 2 for fair value measurement. The Company does not have any Level 3 pension plan assets. See Note 14 for additional information.

(in thousands)	December 31, 2022	December 31, 2021
Pension plan assets - fixed income	$232,578	$300,670
Pension plan assets - equity securities	16,194	18,867
Pension plan assets - cash and cash equivalents	13,170	8,713
Total pension plan assets	$261,942	$328,250

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements and for certain employees under collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contribution for employees who are part of collective bargaining agreements is determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $26.8 million in 2022, $24.8 million in 2021 and $22.7 million in 2020.

Postretirement Benefits

The Company provides postretirement benefits for employees meeting specified qualifying criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future.

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2022	2021
Benefit obligation at beginning of year	$65,156	$67,665
Service cost	1,458	1,516
Interest cost	1,923	1,772
Plan participants’ contributions	657	930
Actuarial gain	(10,138)	(3,414)
Benefits paid	(3,757)	(3,313)
Benefit obligation at end of year	$55,299	$65,156

The increase in the discount rate for the postretirement benefit plan, as compared to the previous years, was the primary driver of the actuarial gain in both 2022 and 2021. The actuarial gain, net of tax, was recorded in accumulated other comprehensive loss in the consolidated balance sheets.

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2022	2021
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,100	2,383
Plan participants’ contributions	657	930
Benefits paid	(3,757)	(3,313)
Fair value of plan assets at end of year	$—	$—

Funded Status

(in thousands)	December 31, 2022	December 31, 2021
Current liabilities	$(3,177)	$(2,990)
Noncurrent liabilities	(52,122)	(62,166)
Total liability - postretirement benefits	$(55,299)	$(65,156)

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2022	2021	2020
Service cost	$1,458	$1,516	$1,454
Interest cost	1,923	1,772	2,031
Recognized net actuarial loss	444	682	383
Net periodic postretirement benefit cost	$3,825	$3,970	$3,868

Significant Assumptions

	Fiscal Year
	2022	2021	2020
Benefit obligation at the measurement date:
Weighted average healthcare cost trend rate - Pre-Medicare	6.58%	6.04%	6.26%
Weighted average healthcare cost trend rate - Post-Medicare	6.89%	6.29%	6.54%
Benefit obligation discount rate	5.19%	2.98%	2.70%
Net periodic postretirement benefit cost discount rate for fiscal year	2.98%	2.70%	3.32%

Postretirement benefit expense - Pre-Medicare:
Weighted average healthcare cost trend rate	6.04%	6.26%	6.53%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2029	2029	2028

Postretirement benefit expense - Post-Medicare:
Weighted average healthcare cost trend rate	6.29%	6.54%	6.73%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2029	2029	2028

Cash Flows

(in thousands)	Anticipated Future Postretirement Benefit Payments Reflecting Expected Future Service
2023	$3,177
2024	3,489
2025	3,655
2026	4,012
2027	4,364
2028 - 2032	22,825

A reconciliation of the gross amounts in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost is as follows:

(in thousands)	December 31, 2021	Actuarial Gain (Loss)	Reclassification Adjustments	December 31, 2022
Pension Plans:
Actuarial loss	$(127,813)	$6,263	$3,990	$(117,560)
Prior service costs	(4)	(154)	—	(158)
Postretirement Medical:
Actuarial gain (loss)	(9,812)	10,138	444	770
Total within accumulated other comprehensive loss	$(137,629)	$16,247	$4,434	$(116,948)

Multiemployer Pension Plans

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. The collective bargaining agreements covering the Teamsters Plan expire at various times through 2025. The Company expects these agreements will be re-negotiated.

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

	Fiscal Year
(in thousands)	2022	2021	2020
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$959	$933	$924

According to the Teamsters Plan’s Form 5500 for both the plan years ended December 31, 2021 and December 31, 2020, the Company was not listed as providing more than 5% of the total contributions. At the date these consolidated financial statements were issued, a Form 5500 was not available for the plan year ended December 31, 2022.

The Company has a liability recorded for withdrawing from a multiemployer pension plan in 2008 and is required to make payments of approximately $1 million to this multiemployer pension plan each year through 2028. As of December 31, 2022, the Company had $4.6 million remaining on this liability.

17.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Noncurrent portion of acquisition related contingent consideration	$501,431	$490,587
Accruals for executive benefit plans	137,771	147,135
Noncurrent deferred proceeds from related parties	103,240	106,304
Other	10,915	14,584
Total other liabilities	$753,357	$758,610

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

18.Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public / Nonpublic	December 31, 2022	December 31, 2021
Senior notes(1)	2/27/2023	3.28%	Semi-annually	Nonpublic	$—	$125,000
Senior bonds(2)	11/25/2025	3.80%	Semi-annually	Public	350,000	350,000
Revolving Credit Facility	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(2)	11/25/2025				(26)	(34)
Debt issuance costs					(1,157)	(1,523)
Total long-term debt					$598,817	$723,443

(1)On September 13, 2022, the Company used cash on hand to repay the $125 million of senior notes with a stated maturity date of February 27, 2023. There was no penalty for the early repayment of the senior notes.
(2)The senior bonds due in 2025 were issued at 99.975% of par.

The principal maturities of debt outstanding on December 31, 2022 were as follows:

(in thousands)	Debt Maturities
2023	$—
2024	—
2025	350,000
2026	100,000
2027	—
Thereafter	150,000
Long-term debt	$600,000

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2022. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

19.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 26.9 million cases, 28.0 million cases and 28.3 million cases of finished product from SAC in 2022, 2021 and 2020, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2022	2021	2020
Purchases from Southeastern	$153,967	$125,142	$125,659
Purchases from SAC	193,261	169,399	155,858
Total purchases from manufacturing cooperatives	$347,228	$294,541	$281,517

The Company guarantees a portion of SAC’s debt, which expires in 2024. The amount guaranteed was $9.5 million on both December 31, 2022 and December 31, 2021. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of December 31, 2022, and there was no impairment identified in 2022, 2021 or 2020.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both December 31, 2022 and December 31, 2021.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2022, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $128.8 million.

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

20.Risks and Uncertainties

Approximately 86% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining bottle/can sales volume to retail customers consists of products of other beverage companies. The Company has beverage agreements with The Coca‑Cola Company and other beverage companies under which it has various requirements. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective products.

The Company faces concentration risks related to a few customers comprising a large portion of the Company’s annual sales volume and net sales. The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales, which are included in the Nonalcoholic Beverages segment, that such volume represents. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

	Fiscal Year
	2022	2021	2020
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	20%	20%	19%
The Kroger Company	12%	13%	13%
Total approximate percent of the Company’s total bottle/can sales volume	32%	33%	32%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	16%	14%	14%
The Kroger Company	10%	9%	10%
Total approximate percent of the Company’s total net sales	26%	23%	24%

The Company purchases all of the plastic bottles used in its manufacturing plants from Southeastern and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and all of its aluminum cans from two domestic suppliers. See Note 2 and Note 19 for additional information.

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

Certain liabilities of the Company, including retirement benefit obligations and the Company’s pension liability, are subject to risk of changes in both long-term and short-term interest rates.

The Company’s contingent consideration liability resulting from the acquisition of certain distribution territories is subject to risk as a result of changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts, and changes in the Company’s WACC, which is derived from market data.

Approximately 13% of the Company’s workforce is covered by collective bargaining agreements. The Company’s collective bargaining agreements, which generally have three- to five-year terms, expire at various dates through 2027. Terms and conditions of new labor union agreements could increase the Company’s exposure to work interruptions or stoppages.

21.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments to the Company’s pension and postretirement medical benefit plans and the foreign currency translation for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

Following is a summary of AOCI(L) for 2022, 2021 and 2020:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2022
Net pension activity:
Actuarial loss	$(78,882)	$6,263	$(1,533)	$3,990	$(978)	$(71,140)
Prior service credits (costs)	11	(154)	38	—	—	(105)
Net postretirement benefits activity:
Actuarial gain (loss)	(1,239)	10,138	(2,481)	444	(110)	6,752
Prior service costs	(624)	—	—	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	11	(2)	—
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(100,463)	$16,247	$(3,976)	$4,445	$(1,090)	$(84,837)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2021
Net pension activity:
Actuarial loss	$(93,847)	$14,897	$(3,658)	$4,954	$(1,228)	$(78,882)
Prior service credits	8	—	—	3	—	11
Net postretirement benefits activity:
Actuarial loss	(4,328)	3,414	(838)	682	(169)	(1,239)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swap(1)	(556)	—	—	739	(183)	—
Foreign currency translation adjustment	14	—	—	(32)	9	(9)
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(119,053)	$18,311	$(4,496)	$6,346	$(1,571)	$(100,463)

(1)In 2019, the Company entered into a $100 million fixed rate swap to hedge a portion of the interest rate risk on its previous term loan facility, both of which matured on June 7, 2021. This interest rate swap was designated as a cash flow hedging instrument and changes in its fair value were not material to the consolidated balance sheets.

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 29, 2019	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2020
Net pension activity:
Actuarial loss	$(93,174)	$(5,521)	$1,369	$4,619	$(1,140)	$(93,847)
Prior service credits (costs)	(7)	—	—	19	(4)	8
Net postretirement benefits activity:
Actuarial loss	(1,191)	(4,555)	1,129	383	(94)	(4,328)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swap	(270)	—	—	(378)	92	(556)
Foreign currency translation adjustment	(16)	—	—	41	(11)	14
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(115,002)	$(10,076)	$2,498	$4,684	$(1,157)	$(119,053)

Following is a summary of the impact of AOCI(L) on the consolidated statements of operations:

	Fiscal Year 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,364	$276	$—	$1,640
Selling, delivery and administrative expenses	2,626	168	11	2,805
Subtotal pre-tax	3,990	444	11	4,445
Income tax expense	978	110	2	1,090
Total after tax effect	$3,012	$334	$9	$3,355

	Fiscal Year 2021
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,341	$496	$—	$—	$1,837
Selling, delivery and administrative expenses	3,616	186	739	(32)	4,509
Subtotal pre-tax	4,957	682	739	(32)	6,346
Income tax expense	1,228	169	183	(9)	1,571
Total after tax effect	$3,729	$513	$556	$(23)	$4,775

	Fiscal Year 2020
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Interest Rate Swap	Foreign Currency Translation Adjustment	Total
Cost of sales	$1,393	$146	$—	$—	$1,539
Selling, delivery and administrative expenses	3,245	237	(378)	41	3,145
Subtotal pre-tax	4,638	383	(378)	41	4,684
Income tax expense	1,144	94	(92)	11	1,157
Total after tax effect	$3,494	$289	$(286)	$30	$3,527

22.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2022	2021	2020
Accounts receivable, trade	$(59,777)	$(46,825)	$8,107
Allowance for doubtful accounts	(1,217)	(4,284)	7,838
Accounts receivable from The Coca-Cola Company	21,951	(8,534)	13,208
Accounts receivable, other	(20,753)	3,206	6,010
Inventories	(44,694)	(77,094)	169
Prepaid expenses and other current assets	(16,201)	(3,922)	(4,685)
Accounts payable, trade	23,417	84,959	31,378
Accounts payable to The Coca-Cola Company	17,112	38,490	(1,518)
Other accrued liabilities	(9,230)	21,161	(22,399)
Accrued compensation	16,027	23,286	(205)
Accrued interest payable	(1,419)	152	(1,002)
Change in current assets less current liabilities	$(74,784)	$30,595	$36,901

The Company had the following net cash payments during the period for interest and income taxes:

	Fiscal Year
(in thousands)	2022	2021	2020
Income taxes	$140,988	$70,988	$55,755
Interest	28,086	29,142	34,257

The Company had the following significant non-cash investing and financing activities:

	Fiscal Year
(in thousands)	2022	2021	2020
Additions (reductions) to leased property under financing leases	$(55,465)	$—	$61,121
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	44,775	35,809	17,025
Dividends declared but not yet paid	32,808	—	—
Right-of-use assets obtained in exchange for operating lease obligations	25,130	26,907	42,698

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, which is included in Item 8 of this report.

February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca‑Cola Consolidated, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Consolidated, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition Related Contingent Consideration Liability

As described in Notes 1, 2, and 14 to the consolidated financial statements, the fair value of the acquisition related contingent consideration liability was $541.5 million as of December 31, 2022, which consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants. Pursuant to the CBA, the Company is required to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value by using a probability weighted discounted cash flow model and discounting future expected acquisition related sub-bottling payments required under the CBA using the Company’s estimated weighted average cost of capital (“WACC”). These future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally forty years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the acquisition related sub-bottling payments that will be made in the future under the CBA, and current acquisition related sub-bottling payments.

The principal considerations for our determination that performing procedures relating to the acquisition related contingent consideration liability is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the acquisition related contingent consideration liability, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the WACC and current and future acquisition related sub-bottling payments under the CBA, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the acquisition related contingent consideration liability. These procedures also included, among others, testing management’s process for determining the fair value of the acquisition related contingent consideration liability; evaluating the appropriateness of the discounted cash flow model; testing the completeness and accuracy of the underlying data used in the model; and evaluating the reasonableness of the significant assumptions related to the WACC and current and future acquisition related sub-bottling payments under the CBA. Evaluating management’s assumptions related to the WACC and current and future acquisition related sub-bottling payments involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the distribution territories acquired from CCR, (ii) relevant industry forecasts and macroeconomic conditions, (iii) management’s historical forecasting accuracy, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and evaluating the reasonableness of the WACC.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 22, 2023

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the consolidated financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information About Our Executive Officers” included as a separate item at the end of Part I of this report, which is incorporated herein by reference. For information with respect to the directors of the Company, see “Proposal 1: Election of Directors” in the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2023 Proxy Statement, which is incorporated herein by reference.

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

Item 11.Executive Compensation.

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2023 Proxy Statement, which are incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the 2023 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2023 Proxy Statement, which is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Policy for Review of Related Person Transactions” and “Corporate Governance – Related Person Transactions” sections of the 2023 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2023 Proxy Statement, which is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this report.

1.Financial Statements

2.Financial Statement Schedule

The Financial Statement Schedule included under Item 15 hereof, as required for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, consisted of the following:

Schedule II - Valuation and Qualifying Accounts and Reserves	86

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
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2021 (File No. 0-9286).
10.2	Amendment No. 1 to Credit Agreement, dated as of February 1, 2023, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.	Filed herewith.
10.3	Term Loan Agreement, dated as of July 9, 2021, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2021 (File No. 0-9286).
10.4	Note Purchase and Private Shelf Agreement, dated June 10, 2016, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 0‑9286).
10.5	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, PGIM, Inc. and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.6	Note Purchase and Private Shelf Agreement, dated March 6, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0‑9286).
10.7	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.8	Note Purchase and Private Shelf Agreement, dated January 23, 2019, by and among the Company, MetLife Investment Advisors, LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.9	Incidence Agreement, dated February 5, 2019, by and between the Company and The Coca‑Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.10**
National Product Supply Governance Agreement, dated October 30, 2015, by and between the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Coca‑Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015 (File No. 0‑9286).
10.11**
First Amendment to National Product Supply Governance Agreement, dated October 26, 2018, by and between the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Swire Pacific Holdings Inc. d/b/a Swire Coca‑Cola USA and the other parties thereto.
Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.12**
Limited Liability Company Agreement of CONA Services LLC, dated as of January 27, 2016, by and among the Company, The Coca‑Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended July 3, 2016 (File No. 0‑9286).
10.13**
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
10.15
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
Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.23**	Third Amendment to Comprehensive Beverage Agreement, dated December 26, 2017, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.24**	Fourth Amendment to Comprehensive Beverage Agreement, dated April 30, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 0‑9286).
10.25**	Fifth Amendment to Comprehensive Beverage Agreement, dated August 20, 2018, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 0‑9286).
10.26***	Sixth Amendment to Comprehensive Beverage Agreement, dated September 9, 2019, by and between the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.27	Second Amendment to Comprehensive Beverage Agreement, dated December 31, 2021, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and The Coca-Cola Company.	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0‑9286).
10.28**	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 0‑9286).
10.29	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.30	Second Amendment to Regional Manufacturing Agreement, dated October 2, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.31
Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca‑Cola Company, Carolina Coca‑Cola Bottling Investments, Inc. and J. Frank Harrison, III.
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0‑9286).
10.32	Lease Agreement, dated as of March 23, 2009, by and between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0‑9286).
10.33	First Amendment to Lease Agreement, dated as of June 30, 2020, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2020 (File No. 0‑9286).
10.34	Purchase and Sale Agreement, dated as of March 17, 2022, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022 (File No. 0-9286).
10.35	Lease Agreement, dated December 30, 2019, by and between the Company and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020 (File No. 0‑9286).
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
10.37
Stockholder Conversion Agreement, dated as of March 17, 2022, by and among the Company, the JFH Family Limited Partnership—SW1, the Anne Lupton Carter Trust f/b/o Sue Anne H. Wells, the JFH Family Limited Partnership—DH1 and the Anne Lupton Carter Trust f/b/o Deborah S. Harrison.
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022 (File No. 0-9286).
10.38*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.39*	Amendment No. 2, dated February 22, 2021, to Coca-Cola Consolidated, Inc.(formerly Coca-Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 (File No. 0-9286).
10.40*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.41*	Form of Long-Term Performance Plan Bonus Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
10.42*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0‑9286).
10.43*
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
10.44*
Amendment No. 3, dated February 22, 2021, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 (File No. 0-9286).
10.45*
Amendment No. 4, dated February 21, 2022, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 (File No. 0‑9286).
10.46*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0‑9286).
10.47*	Amendment No. 1, dated December 10, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.48*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0‑9286).
10.49*
Amendment No. 1, effective as of January 1, 2009, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.
Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0‑9286).
10.50*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0‑9286).
10.51*	Amendment No. 2, dated February 21, 2022, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 (File No. 0‑9286).
10.52*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Equity Plan, adopted effective as of January 1, 2018.	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2018 (File No. 0‑9286).
10.53*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. Nonqualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.54*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. and CCBCC Operations, LLC Qualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.55*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, by and between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.56*	Consulting Agreement, dated as of March 3, 2020, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2020 (File No. 0‑9286).
10.57*	First Amendment to Consulting Agreement, dated as of June 10, 2022, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022 (File No. 0‑9286).
21	List of Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
***	Certain confidential portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S‑K.
+	Certain schedules and similar supporting attachments to this agreement have been omitted, and the Company agrees to furnish supplemental copies of any such schedules and similar supporting attachments to the SEC upon request.

(b)Exhibits.

See Item 15(a)(3) above.

(c)Financial Statement Schedules.

See Item 15(a)(2) above.

Item 16.Form 10-K Summary.

None.

Schedule II

COCA-COLA CONSOLIDATED, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2022	2021	2020
Beginning balance - allowance for doubtful accounts	$17,336	$21,620	$13,782
Additions charged to expenses and as a reduction to net sales	4,326	4,088	14,265
Deductions	(5,543)	(8,372)	(6,427)
Ending balance - allowance for doubtful accounts	$16,119	$17,336	$21,620

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2022	2021	2020
Beginning balance - valuation allowance for deferred tax assets	$4,372	$5,325	$7,190
Additions charged to costs and expenses	—	—	163
Deductions credited to expense	(944)	(953)	(2,028)
Ending balance - valuation allowance for deferred tax assets	$3,428	$4,372	$5,325

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: February 22, 2023	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors and	February 22, 2023
	J. Frank Harrison, III	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ F. Scott Anthony	Executive Vice President and Chief Financial Officer	February 22, 2023
	F. Scott Anthony	(Principal Financial Officer)

By:	/s/ Matthew J. Blickley	Senior Vice President, Financial Planning and	February 22, 2023
	Matthew J. Blickley	Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Sharon A. Decker	Director	February 22, 2023
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice Chair of the Board of Directors	February 22, 2023
Morgan H. Everett

By:	/s/ James R. Helvey, III	Director	February 22, 2023
James R. Helvey, III

By:	/s/ William H. Jones	Director	February 22, 2023
William H. Jones

By:	/s/ Umesh M. Kasbekar	Vice Chairman of the Board of Directors	February 22, 2023
Umesh M. Kasbekar

By:	/s/ David M. Katz	Director	February 22, 2023
David M. Katz

By:	/s/ Jennifer K. Mann	Director	February 22, 2023
Jennifer K. Mann

By:	/s/ James H. Morgan	Director	February 22, 2023
James H. Morgan

By:	/s/ Dennis A. Wicker	Lead Independent Director	February 22, 2023
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 22, 2023
Richard T. Williams