Form 10-Q
period 2023-03-31
Coca-Cola Consolidated, Inc.
filed 2023-05-03
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 0-9286
______________________________________________________________________________________________
COCA-COLA CONSOLIDATED, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Coca‑Cola Plaza
Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (980) 392-8298
______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $1.00 per share	Trading Symbol(s) COKE	Name of each exchange on which registered The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 21, 2023, there were 8,368,993 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter
(in thousands, except per share data)	2023	2022
Net sales	$1,571,642	$1,404,358
Cost of sales	947,536	896,782
Gross profit	624,106	507,576
Selling, delivery and administrative expenses	418,052	376,591
Income from operations	206,054	130,985
Interest expense, net	2,929	7,699
Other expense (income), net	43,923	(3,279)
Income before taxes	159,202	126,565
Income tax expense	41,075	33,175
Net income	$118,127	$93,390

Basic net income per share:
Common Stock	$12.60	$9.96
Weighted average number of Common Stock shares outstanding	8,369	7,357

Class B Common Stock	$12.60	$9.99
Weighted average number of Class B Common Stock shares outstanding	1,005	2,016

Diluted net income per share:
Common Stock	$12.57	$9.94
Weighted average number of Common Stock shares outstanding – assuming dilution	9,395	9,396

Class B Common Stock	$12.51	$9.96
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,026	2,039

Cash dividends per share:
Common Stock	$3.50	$0.25
Class B Common Stock	$3.50	$0.25

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(in thousands)	2023	2022
Net income	$118,127	$93,390

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain	735	746
Prior service credits	3	—
Postretirement benefits reclassification including benefit costs:
Actuarial gain	—	69
Other comprehensive income, net of tax	738	815
Comprehensive income	$118,865	$94,205

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$289,781	$197,648
Accounts receivable, trade	555,085	532,047
Allowance for doubtful accounts	(17,006)	(16,119)
Accounts receivable from The Coca‑Cola Company	46,593	35,786
Accounts receivable, other	53,573	54,631
Inventories	337,313	347,545
Prepaid expenses and other current assets	88,288	94,263
Total current assets	1,353,627	1,245,801
Property, plant and equipment, net	1,170,003	1,183,730
Right-of-use assets - operating leases	134,304	140,588
Leased property under financing leases, net	6,020	6,431
Other assets	125,312	115,892
Goodwill	165,903	165,903
Distribution agreements, net	835,812	842,035
Customer lists, net	8,714	9,165
Total assets	$3,799,695	$3,709,545

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$27,321	$27,635
Current portion of obligations under financing leases	2,347	2,303
Accounts payable, trade	310,435	351,729
Accounts payable to The Coca‑Cola Company	189,304	162,783
Other accrued liabilities	201,580	198,300
Accrued compensation	75,746	126,921
Accrued interest payable	5,842	2,677
Dividends payable	—	32,808
Total current liabilities	812,575	905,156
Deferred income taxes	191,204	150,222
Pension and postretirement benefit obligations	62,854	60,323
Other liabilities	779,992	753,357
Noncurrent portion of obligations under operating leases	113,040	118,763
Noncurrent portion of obligations under financing leases	6,917	7,519
Long-term debt	598,860	598,817
Total liabilities	2,565,442	2,594,157
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 11,431,367 shares issued	11,431	11,431
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 shares issued	1,633	1,633
Additional paid-in capital	135,953	135,953
Retained earnings	1,230,589	1,112,462
Accumulated other comprehensive loss	(84,099)	(84,837)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	1,234,253	1,115,388
Total liabilities and equity	$3,799,695	$3,709,545

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$118,127	$93,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	37,601	37,361
Amortization of intangible assets and deferred proceeds, net	5,908	5,908
Fair value adjustment of acquisition related contingent consideration	41,654	(5,457)
Deferred income taxes	40,743	33,130
Loss on sale of property, plant and equipment	2,389	439
Amortization of debt costs	246	249
Change in current assets less current liabilities	(49,538)	(32,415)
Change in other noncurrent assets	(1,430)	8,189
Change in other noncurrent liabilities	(11,006)	(9,913)
Total adjustments	66,567	37,491
Net cash provided by operating activities	$184,694	$130,881

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(52,700)	$(104,353)
Proceeds from the sale of property, plant and equipment	158	2,178
Acquisition of distribution rights	—	(30,149)
Investment in CONA Services LLC	—	(197)
Net cash used in investing activities	$(52,542)	$(132,521)

Cash Flows from Financing Activities:
Cash dividends paid	$(32,808)	$(2,344)
Payments of acquisition related contingent consideration	(6,499)	(9,822)
Payments on financing lease obligations	(558)	(1,375)
Debt issuance fees	(154)	(48)
Net cash used in financing activities	$(40,019)	$(13,589)

Net increase (decrease) in cash during period	$92,133	$(15,229)
Cash at beginning of period	197,648	142,314
Cash at end of period	$289,781	$127,085

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$18,112	$12,703
Right-of-use assets obtained in exchange for operating lease obligations	723	5,048
Reductions to leased property under financing leases	—	55,465

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2022	$11,431	$1,633	$135,953	$1,112,462	$(84,837)	$(60,845)	$(409)	$1,115,388
Net income	—	—	—	118,127	—	—	—	118,127
Other comprehensive income, net of tax	—	—	—	—	738	—	—	738
Dividends declared:
Common Stock ($0.00 per share)	—	—	—	—	—	—	—	—
Class B Common Stock ($0.00 per share)	—	—	—	—	—	—	—	—
Balance on March 31, 2023	$11,431	$1,633	$135,953	$1,230,589	$(84,099)	$(60,845)	$(409)	$1,234,253

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786
Net income	—	—	—	93,390	—	—	—	93,390
Other comprehensive income, net of tax	—	—	—	—	815	—	—	815
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(1,786)	—	—	—	(1,786)
Class B Common Stock ($0.25 per share)	—	—	—	(558)	—	—	—	(558)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—
Balance on April 1, 2022	$11,431	$1,633	$135,953	$815,532	$(99,648)	$(60,845)	$(409)	$803,647

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of March 31, 2023 and December 31, 2022.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended March 31, 2023 (the “first quarter” of fiscal 2023 (“2023”)) and April 1, 2022 (the “first quarter” of fiscal 2022 (“2022”)).
•The changes in cash flows for the first quarter of 2023 and the first quarter of 2022.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2022 filed with the United States Securities and Exchange Commission.

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

Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of its results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for 2022 under the caption “Discussion of Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting estimates, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Any changes in critical accounting estimates are discussed with the Audit Committee of the Company’s Board of Directors during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Programs,” which requires additional quantitative and qualitative disclosures related to a company’s supply chain finance programs to enhance the transparency of these programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 in the first quarter of 2023, with the exception of the amendment on rollforward information, and the adoption did not have a material impact on its condensed consolidated financial statements. See Note 12 for disclosures related to the Company’s supply chain finance programs.

2.    Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of March 31, 2023, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

As of March 31, 2023, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2023	2022
Payments made by the Company to The Coca-Cola Company(1)	$469,527	$419,708
Payments made by The Coca-Cola Company to the Company	47,439	59,669

(1)This excludes acquisition related sub-bottling payments made by the Company to CCR (as defined below), a wholly owned subsidiary of The Coca‑Cola Company, but includes the purchase price of certain additional BODYARMOR distribution rights, each as discussed below.

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

Acquisition related sub-bottling payments to CCR were $6.5 million in the first quarter of 2023 and $9.8 million in the first quarter of 2022. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	March 31, 2023	December 31, 2022
Current portion of acquisition related contingent consideration	$42,206	$40,060
Noncurrent portion of acquisition related contingent consideration	534,240	501,431
Total acquisition related contingent consideration	$576,446	$541,491

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.8 million as of March 31, 2023 and $21.2 million as of December 31, 2022.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $10.4 million as of March 31, 2023 and $8.2 million as of December 31, 2022. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $2.2 million in the first quarter of 2023 and $2.1 million in the first quarter of 2022.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $20.7 million on March 31, 2023 and $25.7 million on December 31, 2022, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $17.9 million as of March 31, 2023 and $16.9 million as of December 31, 2022.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $6.4 million in the first quarter of 2023 and $6.0 million in the first quarter of 2022.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $24.7 million on March 31, 2023 and $25.5 million on December 31, 2022.

A summary of rental payments for related party leases for the first quarter of 2023 and the first quarter of 2022 is as follows:

	First Quarter
(in thousands)	2023	2022
Company headquarters	$983	$963
Snyder Production Center(1)	—	927

(1)The lease for the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (together, the “Snyder Production Center”) was terminated during the first quarter of 2022 in connection with the purchase of the Snyder Production Center by CCBCC Operations, LLC, a wholly owned subsidiary of the Company.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $2.0 million in both the first quarter of 2023 and the first quarter of 2022.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 98% of the Company’s net sales in the first quarter of 2023 and approximately 97% of the Company’s net sales in the first quarter of 2022.

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

The following table represents a disaggregation of revenue from contracts with customers:

	First Quarter
(in thousands)	2023	2022
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,533,288	$1,362,251
Total point in time net sales	$1,533,288	$1,362,251

Over time net sales:
Nonalcoholic Beverages - over time	$12,124	$10,970
All Other - over time	26,230	31,137
Total over time net sales	$38,354	$42,107

Total net sales	$1,571,642	$1,404,358

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.0 million as of both March 31, 2023 and December 31, 2022.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first quarter of 2023 and the first quarter of 2022:

	First Quarter
(in thousands)	2023	2022
Beginning balance - allowance for credit losses	$13,119	$14,336
Additions charged to expenses and as a reduction to net sales	1,631	27
Deductions	(744)	(601)
Ending balance - allowance for credit losses	$14,006	$13,762

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

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2023	2022
Net sales:
Nonalcoholic Beverages	$1,545,412	$1,373,221
All Other	92,376	96,163
Eliminations(1)	(66,146)	(65,026)
Consolidated net sales	$1,571,642	$1,404,358

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

	First Quarter
(in thousands)	2023	2022
Income from operations:
Nonalcoholic Beverages	$209,779	$134,558
All Other	(3,725)	(3,573)
Consolidated income from operations	$206,054	$130,985

Depreciation and amortization:
Nonalcoholic Beverages	$40,564	$40,286
All Other	2,945	2,983
Consolidated depreciation and amortization	$43,509	$43,269

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2023	2022
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$118,127	$93,390
Less dividends:
Common Stock	29,291	1,786
Class B Common Stock	3,517	558
Total undistributed earnings	$85,319	$91,046

Common Stock undistributed earnings – basic	$76,172	$71,463
Class B Common Stock undistributed earnings – basic	9,147	19,583
Total undistributed earnings – basic	$85,319	$91,046

Common Stock undistributed earnings – diluted	$76,002	$71,288
Class B Common Stock undistributed earnings – diluted	9,317	19,758
Total undistributed earnings – diluted	$85,319	$91,046

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$29,291	$1,786
Common Stock undistributed earnings – basic	76,172	71,463
Numerator for basic net income per Common Stock share	$105,463	$73,249

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$3,517	$558
Class B Common Stock undistributed earnings – basic	9,147	19,583
Numerator for basic net income per Class B Common Stock share	$12,664	$20,141

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$29,291	$1,786
Dividends on Class B Common Stock assumed converted to Common Stock	3,517	558
Common Stock undistributed earnings – diluted	85,319	91,046
Numerator for diluted net income per Common Stock share	$118,127	$93,390

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$3,517	$558
Class B Common Stock undistributed earnings – diluted	9,317	19,758
Numerator for diluted net income per Class B Common Stock share	$12,834	$20,316

	First Quarter
(in thousands, except per share data)	2023	2022
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,369	7,357
Class B Common Stock weighted average shares outstanding – basic	1,005	2,016

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,395	9,396
Class B Common Stock weighted average shares outstanding – diluted	1,026	2,039

Basic net income per share:
Common Stock	$12.60	$9.96
Class B Common Stock	$12.60	$9.99

Diluted net income per share:
Common Stock	$12.57	$9.94
Class B Common Stock	$12.51	$9.96

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
(5)The Company did not have anti-dilutive shares for any periods presented.

6.    Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Finished products	$220,027	$211,089
Manufacturing materials	71,008	89,300
Plastic shells, plastic pallets and other inventories	46,278	47,156
Total inventories	$337,313	$347,545

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Repair parts	$35,850	$35,088
Prepaid software	7,660	7,398
Prepaid taxes	6,966	7,829
Prepaid marketing	5,082	4,303
Commodity hedges at fair market value	1,723	4,808
Other prepaid expenses and other current assets	31,007	34,837
Total prepaid expenses and other current assets	$88,288	$94,263

8.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	March 31, 2023	December 31, 2022	Estimated Useful Lives
Land	$88,185	$88,185
Buildings	340,920	352,114	8-50 years
Machinery and equipment	468,587	462,640	5-20 years
Transportation equipment	517,929	515,752	3-20 years
Furniture and fixtures	96,953	102,099	3-10 years
Cold drink dispensing equipment	433,597	438,879	3-17 years
Leasehold and land improvements	158,412	177,940	5-20 years
Software for internal use	48,581	48,581	3-10 years
Construction in progress	100,953	103,803
Total property, plant and equipment, at cost	2,254,117	2,289,993
Less: Accumulated depreciation and amortization	1,084,114	1,106,263
Property, plant and equipment, net	$1,170,003	$1,183,730

9.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	7.0 years	7.2 years
Financing leases	4.1 years	4.3 years
Weighted average discount rate:
Operating leases	3.6%	3.6%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	First Quarter
(in thousands)	2023	2022
Operating lease costs	$8,273	$7,303
Short-term and variable leases	3,765	3,580
Depreciation expense from financing leases	411	1,080
Interest expense on financing lease obligations	121	470
Total lease cost	$12,570	$12,433

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of March 31, 2023:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2023	$23,953	$2,071
2024	27,930	2,808
2025	21,844	2,869
2026	19,054	1,233
2027	17,227	338
Thereafter	51,372	965
Total minimum lease payments including interest	$161,380	$10,284
Less: Amounts representing interest	21,019	1,020
Present value of minimum lease principal payments	140,361	9,264
Less: Current portion of lease liabilities	27,321	2,347
Noncurrent portion of lease liabilities	$113,040	$6,917

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2022:

(in thousands)	Operating Leases	Financing Leases
2023	$31,697	$2,750
2024	27,663	2,808
2025	21,628	2,869
2026	19,036	1,233
2027	17,227	338
Thereafter	51,372	966
Total minimum lease payments including interest	$168,623	$10,964
Less: Amounts representing interest	22,225	1,142
Present value of minimum lease principal payments	146,398	9,822
Less: Current portion of lease liabilities	27,635	2,303
Noncurrent portion of lease liabilities	$118,763	$7,519

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Quarter
(in thousands)	2023	2022
Cash flows from operating activities impact:
Operating leases	$8,028	$7,006
Interest payments on financing lease obligations	121	470
Total cash flows from operating activities impact	$8,149	$7,476

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$558	$1,375
Total cash flows from financing activities impact	$558	$1,375

10.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	154,379	148,156
Distribution agreements, net	$835,812	$842,035

Following is a summary of activity for distribution agreements, net during the first quarter of 2023 and the first quarter of 2022:

	First Quarter
(in thousands)	2023	2022
Beginning balance - distribution agreements, net	$842,035	$836,777
Other distribution agreements	—	30,149
Additional accumulated amortization	(6,223)	(6,223)
Ending balance - distribution agreements, net	$835,812	$860,703

11.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	16,574	16,123
Customer lists, net	$8,714	$9,165

12.    Supply Chain Finance Programs

The Company has an agreement with a third-party financial institution to facilitate a supply chain finance (“SCF”) program, which allows qualifying suppliers to sell their receivables from the Company to the financial institution. The participating suppliers negotiate their outstanding receivable arrangements and associated fees directly with the financial institution, and the Company is not party to those agreements. Once a qualifying supplier elects to participate in the SCF program and reaches an agreement with a financial institution, the supplier elects which individual Company invoices it sells to the financial institution. The supplier invoices that have been confirmed as valid under the SCF program require payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program.

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $47.3 million as of March 31, 2023 and $44.2 million as of December 31, 2022.

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued insurance costs	$59,835	$54,180
Current portion of acquisition related contingent consideration	42,206	40,060
Accrued marketing costs	33,858	33,375
Employee and retiree benefit plan accruals	29,692	31,711
Accrued taxes (other than income taxes)	9,508	7,127
All other accrued expenses	26,481	31,847
Total other accrued liabilities	$201,580	$198,300

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

	First Quarter
(in thousands)	2023	2022
Cost of sales	$(395)	$7,494
Selling, delivery and administrative expenses	(2,690)	6,225
Total gain (loss)	$(3,085)	$13,719

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

(in thousands)	March 31, 2023	December 31, 2022
Prepaid expenses and other current assets	$1,723	$4,808
Total assets	$1,723	$4,808

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	March 31, 2023	December 31, 2022
Gross commodity derivative instrument assets	$1,723	$4,808
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	March 31, 2023	December 31, 2022
Notional amount of outstanding commodity derivative instruments	$51,696	$61,128
Latest maturity date of outstanding commodity derivative instruments	December 2023	December 2023

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, long‑term debt and acquisition related contingent consideration:

	March 31, 2023
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$57,203	$57,203	$57,203	$—	$—
Commodity derivative instruments	1,723	1,723	—	1,723	—
Liabilities:
Deferred compensation plan liabilities	57,203	57,203	57,203	—	—
Long-term debt	598,860	584,000	—	584,000	—
Acquisition related contingent consideration	576,446	576,446	—	—	576,446

	December 31, 2022
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,257	$51,257	$51,257	$—	$—
Commodity derivative instruments	4,808	4,808	—	4,808	—
Liabilities:
Deferred compensation plan liabilities	51,257	51,257	51,257	—	—
Long-term debt	598,817	575,900	—	575,900	—
Acquisition related contingent consideration	541,491	541,491	—	—	541,491

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2023	2022
Beginning balance - Level 3 liability	$541,491	$542,105
Payments of acquisition related contingent consideration	(6,499)	(9,822)
Reclassification to current payables	(200)	1,100
Increase (decrease) in fair value	41,654	(5,457)
Ending balance - Level 3 liability	$576,446	$527,926

As of March 31, 2023 and April 1, 2022, discount rates of 8.7% and 8.1%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first quarter of 2023 was driven by a decrease in the discount rate used to calculate fair value from 9.1% as of December 31, 2022 to 8.7% as of March 31, 2023, as well as higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in other expense (income), net in the condensed consolidated statement of operations for the first quarter of 2023.

The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $35 million to $76 million.

16.    Income Taxes

The Company’s effective income tax rate was 25.8% for the first quarter of 2023 and 26.2% for the first quarter of 2022. The Company’s income tax expense was $41.1 million for the first quarter of 2023 and $33.2 million for the first quarter of 2022. The increase in income tax expense was primarily attributable to higher income before taxes during the first quarter of 2023 compared to the first quarter of 2022.

The Company had uncertain tax positions, including accrued interest, of $0.3 million on both March 31, 2023 and December 31, 2022, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

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

During 2022, the Company began the process of terminating the Primary Plan. During 2023, the Company has offered a lump sum benefit payout option to certain plan participants. The Company expects to complete the purchase of group annuity contracts that will transfer the pension benefit obligation for the Primary Plan to an insurance company in 2023.

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2023	2022
Service cost	$1,099	$1,860
Interest cost	3,508	2,659
Expected return on plan assets	(2,914)	(2,035)
Recognized net actuarial loss	973	989
Amortization of prior service cost	4	—
Net periodic pension cost	$2,670	$3,473

The Company did not make any contributions to the two Company-sponsored pension plans during the first quarter of 2023. The Company expects to make cash contributions of approximately $5 million to $10 million to the Primary Plan during 2023 to fund the termination of the Primary Plan. The Company also expects to make cash contributions of approximately $5 million to $10 million to the Bargaining Plan during 2023 to fund the ongoing projected benefit obligation of the Bargaining Plan.

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

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2023	2022
Service cost	$294	$383
Interest cost	698	474
Recognized net actuarial loss	—	92
Net periodic postretirement benefit cost	$992	$949

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Noncurrent portion of acquisition related contingent consideration	$534,240	$501,431
Accruals for executive benefit plans	133,004	137,771
Noncurrent deferred proceeds from related parties	102,474	103,240
Other	10,274	10,915
Total other liabilities	$779,992	$753,357

19.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	March 31, 2023	December 31, 2022
Senior bonds(1)	11/25/2025	3.80%	Semi-annually	Public	$350,000	$350,000
Revolving credit facility(2)	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(1)	11/25/2025				(23)	(26)
Debt issuance costs					(1,117)	(1,157)
Total long-term debt					$598,860	$598,817

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)During the first quarter of 2023, the Company amended its revolving credit facility to complete the transition of the interest rate index from the London InterBank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR), as contemplated in the revolving credit facility.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of March 31, 2023. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 6.2 million cases and 6.5 million cases of finished product from SAC in the first quarter of 2023 and the first quarter of 2022, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2023	2022
Purchases from Southeastern	$42,827	$32,022
Purchases from SAC	49,605	45,366
Total purchases from manufacturing cooperatives	$92,432	$77,388

The Company guarantees a portion of SAC’s debt, which expires in 2024. The amount guaranteed was $9.5 million on both March 31, 2023 and December 31, 2022. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of March 31, 2023, and there was no impairment identified in 2022.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both March 31, 2023 and December 31, 2022.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of March 31, 2023, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $137.1 million.

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

Following is a summary of AOCI(L) for the first quarter of 2023 and the first quarter of 2022:

(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	March 31, 2023
Net pension activity:
Actuarial loss	$(71,140)	$973	$(238)	$(70,405)
Prior service costs	(105)	4	(1)	(102)
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(84,837)	$977	$(239)	$(84,099)

(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	April 1, 2022
Net pension activity:
Actuarial loss	$(78,882)	$989	$(243)	$(78,136)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,239)	92	(23)	(1,170)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(100,463)	$1,081	$(266)	$(99,648)

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	First Quarter 2023
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$419	$—	$419
Selling, delivery and administrative expenses	558	—	558
Subtotal pre-tax	977	—	977
Income tax expense	239	—	239
Total after-tax effect	$738	$—	$738

	First Quarter 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$278	$41	$319
Selling, delivery and administrative expenses	711	51	762
Subtotal pre-tax	989	92	1,081
Income tax expense	243	23	266
Total after-tax effect	$746	$69	$815

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
(in thousands)	2023	2022
Accounts receivable, trade	$(23,038)	$(3,033)
Allowance for doubtful accounts	887	(574)
Accounts receivable from The Coca‑Cola Company	(10,807)	2,435
Accounts receivable, other	1,058	(56)
Inventories	10,232	26,573
Prepaid expenses and other current assets	5,975	(16,083)
Accounts payable, trade	(15,636)	(23,357)
Accounts payable to The Coca‑Cola Company	26,521	13,835
Other accrued liabilities	3,280	3,267
Accrued compensation	(51,175)	(37,564)
Accrued interest payable	3,165	2,142
Change in current assets less current liabilities	$(49,538)	$(32,415)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we,” “us” or “our”), is intended to help the reader understand our financial condition and results of operations and is provided as an addition to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. The condensed consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries. All comparisons are to the corresponding period in the prior year unless specified otherwise.

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of March 31, 2023 and December 31, 2022.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended March 31, 2023 (the “first quarter” of fiscal 2023 (“2023”)) and April 1, 2022 (the “first quarter” of fiscal 2022 (“2022”)).
•The changes in cash flows for the first quarter of 2023 and the first quarter of 2022.

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

Executive Summary

Net sales increased 12% to $1.57 billion in the first quarter of 2023. The increase in net sales was driven primarily by price increases taken across our product portfolio during the second half of 2022 and the beginning of 2023. Consumer traffic patterns continue to change within our sales channels as more consumers return to pre-covid work and leisure routines. Total shopping trips to large stores have declined as meal occasions away from home continue to increase, resulting in increased consumer activity at convenience retail stores, restaurants and other on-premise locations where consumers typically consume our products immediately after purchase. Sales at club stores also benefited from consumers seeking value-oriented packages.

Standard physical case volume, as defined in the “Results of Operations” section, declined 3.1% in the first quarter of 2023, which included the impact of one less selling day compared to the first quarter of 2022. On a comparable basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, standard physical case volume declined 2.0% with Sparkling category volume up 0.2% during the first quarter of 2023. Still category volume declined 7.9% on a comparable basis as our sports drink brands cycled significant growth in the first quarter of 2022 and new competitors entered the category. We experienced strong sales momentum with other Still beverages such as smartwater, Gold Peak and fairlife products. Overall, our product portfolio continues to perform well versus historical price elasticities typically associated with higher pricing.

Gross profit in the first quarter of 2023 was $624.1 million, an increase of $116.5 million, or 23%, while gross margin improved 360 basis points to 39.7%. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, gross profit in the first quarter of 2023 was $624.9 million, which represented an increase of $124.8 million, or 25%. The improvement in gross profit resulted from stable volume on our Sparkling brands, higher prices for our products and a moderation of prices for certain commodities.

Selling, delivery and administrative (“SD&A”) expenses in the first quarter of 2023 increased $41.5 million, or 11%. SD&A expenses as a percentage of net sales decreased 20 basis points to 26.6% in the first quarter of 2023. On an adjusted basis, SD&A expenses in the first quarter of 2023 increased $32.6 million, or 9%. The increase in SD&A expenses related primarily to an increase in labor costs, resulting from certain compensation and benefits adjustments made during 2022 in order to remain competitive in the current, highly competitive labor environment. In addition, broad inflationary increases across a number of SD&A categories pushed expenses higher during the quarter.

Income from operations in the first quarter of 2023 was $206.1 million, compared to $131.0 million in the first quarter of 2022, an increase of 57%. On an adjusted basis, income from operations in the first quarter of 2023 increased 79% as compared to the first quarter of 2022.

Net income in the first quarter of 2023 was $118.1 million, compared to $93.4 million in the first quarter of 2022, an improvement of $24.7 million. First quarter net income was adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, driven by changes in the discount rate and future cash flow projections used to compute the fair value of the liability. Income tax expense for the first quarter of 2023 was $41.1 million, compared to $33.2 million in the first quarter of 2022, resulting in an effective income tax rate of approximately 26% for both periods.

Cash flows provided by operations for first quarter 2023 were $184.7 million, compared to $130.9 million for first quarter 2022. Cash flows from operations reflected our strong operating performance and the timing of certain working capital payments and receipts during the first quarter. In the first quarter of 2023, we invested $52.7 million in capital expenditures as we continue to optimize our supply chain and invest for future growth. In fiscal year 2023, we expect our capital expenditures to be between $250 million and $300 million.

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

Results of Operations

First Quarter Results

The Company’s results of operations for the first quarter of 2023 and the first quarter of 2022 are highlighted in the table below and discussed in the following paragraphs.

	First Quarter
(in thousands)	2023	2022	Change
Net sales	$1,571,642	$1,404,358	$167,284
Cost of sales	947,536	896,782	50,754
Gross profit	624,106	507,576	116,530
Selling, delivery and administrative expenses	418,052	376,591	41,461
Income from operations	206,054	130,985	75,069
Interest expense, net	2,929	7,699	(4,770)
Other expense (income), net	43,923	(3,279)	47,202
Income before taxes	159,202	126,565	32,637
Income tax expense	41,075	33,175	7,900
Net income	118,127	93,390	24,737
Other comprehensive income, net of tax	738	815	(77)
Comprehensive income	$118,865	$94,205	$24,660

Net Sales

Net sales increased $167.3 million, or 11.9%, to $1.57 billion in the first quarter of 2023, as compared to $1.40 billion in the first quarter of 2022. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $175 million. The increase in net sales was partially offset by a decrease in case sales volume as compared to the first quarter of 2022, which decreased net sales by approximately $30 million.

Net sales by product category were as follows:

	First Quarter
(in thousands)	2023	2022	% Change
Bottle/can sales:
Sparkling beverages	$920,562	$775,584	18.7%
Still beverages	509,628	467,933	8.9%
Total bottle/can sales	1,430,190	1,243,517	15.0%

Other sales:
Sales to other Coca‑Cola bottlers	86,445	84,296	2.5%
Post-mix sales and other	55,007	76,545	(28.1)%
Total other sales	141,452	160,841	(12.1)%

Total net sales	$1,571,642	$1,404,358	11.9%

Product category sales volume of standard physical cases, as defined below, and the percentage change by product category were as follows:

	First Quarter
(in thousands)	2023	2022	% Change
Bottle/can sales volume:
Sparkling beverages	61,317	61,855	(0.9)%
Still beverages	21,153	23,221	(8.9)%
Total bottle/can sales volume	82,470	85,076	(3.1)%

A standard physical case is a volume metric used to standardize differing package configurations in order to measure delivered cases on an equivalent basis. As the Company evaluates its volume metrics, it reassesses the way in which physical case volume is measured, which may lead to differences from previously presented results in order to conform with current period standard volume measurement techniques, as used by management. Any differences are not material.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2023	2022
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	21%	20%
The Kroger Company	11%	12%
Total approximate percent of the Company’s total bottle/can sales volume	32%	32%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	16%	15%
The Kroger Company	9%	9%
Total approximate percent of the Company’s total net sales	25%	24%

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

Cost of sales increased $50.8 million, or 5.7%, to $947.5 million in the first quarter of 2023, as compared to $896.8 million in the first quarter of 2022. The increase in cost of sales was driven by approximately $60 million in increased input costs, including aluminum, PET resin and transportation costs, largely due to the impacts of continued inflation, as well as the shift in product mix to meet consumer preferences. This increase was partially offset by a decrease in case sales volume as compared to the first quarter of 2022, which decreased cost of sales by approximately $10 million.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $37.0 million in the first quarter of 2023 and $34.4 million in the first quarter of 2022.

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

SD&A expenses increased $41.5 million, or 11.0%, to $418.1 million in the first quarter of 2023, as compared to $376.6 million in the first quarter of 2022. SD&A expenses as a percentage of net sales decreased to 26.6% in the first quarter of 2023 from 26.8% in the first quarter of 2022. Of the increase in SD&A expenses, approximately $13 million was driven by an increase in labor costs, resulting from certain compensation and benefits adjustments made during 2022 in order to remain competitive in the current, highly competitive labor environment. In addition, approximately $13 million of the increase in SD&A expenses was driven by higher fuel costs and changes in our commodity hedge positions. The remaining increase in SD&A expenses was primarily driven by broad inflationary increases across a number of SD&A categories as compared to the first quarter of 2022.

Shipping and handling costs included in SD&A expenses were $193.2 million in the first quarter of 2023 and $180.4 million in the first quarter of 2022.

Interest Expense, Net

Interest expense, net decreased $4.8 million, or 62.0%, to $2.9 million in the first quarter of 2023, as compared to $7.7 million in the first quarter of 2022. The decrease was primarily a result of an increase in interest income due to higher cash and cash equivalent balances and increased yields, as well as lower average debt balances, as compared to the first quarter of 2022.

Other Expense (Income), Net

Other expense (income), net increased $47.2 million to $43.9 million of other expense, net in the first quarter of 2023, as compared to $3.3 million of other income, net in the first quarter of 2022. The increase in other expense (income), net was primarily driven by changes in the fair value of the acquisition related contingent consideration liability.

During 2023, the Company anticipates a significant non-cash charge related to the termination of the primary Company-sponsored pension plan (the “Primary Plan”), which will be recorded in other expense (income), net in the condensed consolidated statement of operations. The charge will relate primarily to a reclassification of actuarial losses from accumulated other comprehensive loss. As of December 31, 2022, the gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan were approximately $117 million. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value. The fair value is determined by discounting future expected acquisition related sub-bottling payments required under the Company’s comprehensive beverage agreements, which extend through the life of the related distribution assets acquired in each distribution territory, using the Company’s estimated weighted average cost of capital (“WACC”), which is impacted by many factors, including long-term interest rates and future cash flow projections. The life of these distribution assets is generally 40 years. The Company is required to pay the current portion of the acquisition related sub-bottling payments on a quarterly basis.

The change in the fair value of the acquisition related contingent consideration liability in the first quarter of 2023 as compared to the first quarter of 2022 was primarily driven by changes in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate was 25.8% for the first quarter of 2023 and 26.2% for the first quarter of 2022. The Company’s income tax expense increased $7.9 million, or 23.8%, to $41.1 million for the first quarter of 2023, as compared to $33.2 million for the first quarter of 2022. The increase in income tax expense was primarily attributable to higher income before taxes during the first quarter of 2023 compared to the first quarter of 2022.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.7 million in the first quarter of 2023 and $0.8 million in the first quarter of 2022. As noted in the discussion of other expense (income), net above, the Company anticipates a significant non-cash charge during 2023 related to the termination of the Primary Plan, which will also impact other comprehensive income, net of tax. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

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

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2023	2022
Net sales:
Nonalcoholic Beverages	$1,545,412	$1,373,221
All Other	92,376	96,163
Eliminations(1)	(66,146)	(65,026)
Consolidated net sales	$1,571,642	$1,404,358

Income from operations:
Nonalcoholic Beverages	$209,779	$134,558
All Other	(3,725)	(3,573)
Consolidated income from operations	$206,054	$130,985

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

Comparable and Adjusted Results (Non-GAAP)

The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, management believes that certain non-GAAP financial measures provide users of the financial statements with additional, meaningful financial information that should be considered, in addition to the measures reported in accordance with GAAP, when assessing the Company’s ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The Company’s non-GAAP financial information does not represent a comprehensive basis of accounting.

The following tables reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP). Results for the first quarter of 2022 include one additional selling day compared to the first quarter of 2023. For comparison purposes, the estimated impact of the additional selling day in the first quarter of 2022 has been excluded from our comparable volume results.

	First Quarter
(in thousands)	2023	2022	Change
Standard physical case volume	82,470	85,076	(3.1)%
Volume related to extra day in fiscal period	—	(935)
Comparable standard physical case volume	82,470	84,141	(2.0)%

	First Quarter 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$624,106	$418,052	$206,054	$159,202	$118,127	$12.60
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	41,654	31,361	3.35
Fair value adjustments for commodity derivative instruments(2)	395	(2,690)	3,085	3,085	2,323	0.25
Supply chain optimization(3)	349	—	349	349	263	0.03
Total reconciling items	744	(2,690)	3,434	45,088	33,947	3.63
Adjusted results (non-GAAP)	$624,850	$415,362	$209,488	$204,290	$152,074	$16.23

	First Quarter 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$507,576	$376,591	$130,985	$126,565	$93,390	$9.96
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	(5,457)	(4,109)	(0.44)
Fair value adjustments for commodity derivative instruments(2)	(7,494)	6,225	(13,719)	(13,719)	(10,330)	(1.10)
Supply chain optimization(3)	5	(39)	44	44	33	—
Total reconciling items	(7,489)	6,186	(13,675)	(19,132)	(14,406)	(1.54)
Adjusted results (non-GAAP)	$500,087	$382,777	$117,310	$107,433	$78,984	$8.42

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

Financial Condition

Total assets were $3.80 billion as of March 31, 2023, which was an increase of $90.2 million from December 31, 2022. Net working capital, defined as current assets less current liabilities, was $541.1 million as of March 31, 2023, which was an increase of $200.4 million from December 31, 2022.

Significant changes in net working capital as of March 31, 2023 as compared to December 31, 2022 were as follows:

•An increase in cash and cash equivalents of $92.1 million, primarily as a result of cash receipts relating to our strong operating performance.
•An increase in accounts receivable, trade of $23.0 million, driven primarily by increased net sales and the timing of cash receipts.
•A decrease in accounts payable, trade of $41.3 million due to the timing of cash payments.

•An increase in accounts payable to The Coca-Cola Company of $26.5 million due to the timing of cash payments.
•A decrease in accrued compensation of $51.2 million, primarily as a result of the timing of bonus and incentive payments in the first quarter of 2023.
•A decrease in dividends payable of $32.8 million, primarily as a result of the timing of dividend payments in the first quarter of 2023.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of March 31, 2023, the Company had $289.8 million in cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

The Company’s long-term debt as of March 31, 2023 and December 31, 2022 was as follows:

(in thousands)	Maturity Date	March 31, 2023	December 31, 2022
Senior bonds and unamortized discount on senior bonds(1)	11/25/2025	$349,977	$349,974
Revolving credit facility(2)(3)	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(1,117)	(1,157)
Total long-term debt		$598,860	$598,817

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(3)During the first quarter of 2023, the Company amended its revolving credit facility to complete the transition of the interest rate index from the London InterBank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR), as contemplated in the revolving credit facility.

The indenture under which the Company’s senior bonds were issued does not include financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of March 31, 2023. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of March 31, 2023, the Company’s credit ratings and outlook for its long-term debt were as follows:

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

We review supplier terms and conditions on an ongoing basis, and have negotiated payment term extensions in recent years in connection with our efforts to improve cash flow and working capital. Separate from those term extension actions, the Company has an agreement with a third-party financial institution to facilitate a supply chain finance (“SCF”) program, which allows qualifying suppliers to sell their receivables from the Company to the financial institution in order to negotiate shorter payment terms on outstanding receivable arrangements. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program. See Note 12 to the condensed consolidated financial statements for additional information related to the Company’s SCF program.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2023	2022
Beginning balance - Level 3 liability	$541,491	$542,105
Payments of acquisition related contingent consideration	(6,499)	(9,822)
Reclassification to current payables	(200)	1,100
Increase (decrease) in fair value	41,654	(5,457)
Ending balance - Level 3 liability	$576,446	$527,926

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2023	2022
Cash Sources:
Net cash provided by operating activities(1)	$184,694	$130,881
Proceeds from the sale of property, plant and equipment	158	2,178
Total cash sources	$184,852	$133,059

Cash Uses:
Additions to property, plant and equipment	$52,700	$104,353
Cash dividends paid	32,808	2,344
Payments of acquisition related contingent consideration	6,499	9,822
Payments on financing lease obligations	558	1,375
Acquisition of distribution rights	—	30,149
Other	154	245
Total cash uses	$92,719	$148,288
Net increase (decrease) in cash during period	$92,133	$(15,229)

(1)Net cash provided by operating activities included net income tax payments of $1.1 million in the first quarter of 2023 and $1.2 million in the first quarter of 2022.

Cash Flows From Operating Activities

During the first quarter of 2023, cash provided by operating activities was $184.7 million, which was an increase of $53.8 million as compared to the first quarter of 2022. The cash flows from operations reflected our strong operating performance and the timing of certain working capital payments and receipts.

Cash Flows From Investing Activities

During the first quarter of 2023, cash used in investing activities was $52.5 million, which was a decrease of $80.0 million as compared to the first quarter of 2022. The decrease was primarily a result of additions to property, plant and equipment, which were $52.7 million during the first quarter of 2023 and $104.4 million during the first quarter of 2022. CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center and an adjacent sales facility in Charlotte,

North Carolina during the first quarter of 2022 for a purchase price of $60.0 million, which was included in additions to property, plant and equipment for that period. There were $18.1 million and $12.7 million of additions to property, plant and equipment accrued in accounts payable, trade as of March 31, 2023 and April 1, 2022, respectively.

The increase in property, plant and equipment reflects the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2023 to be in the range of $250 million to $300 million.

The decrease in cash used in investing activities as compared to the first quarter of 2022 was also driven by the acquisition of $30.1 million of additional BODYARMOR distribution rights during the first quarter of 2022.

Cash Flows From Financing Activities

During the first quarter of 2023, cash used in financing activities was $40.0 million, which was an increase of $26.4 million as compared to the first quarter of 2022. The increase was primarily a result of the dividend payment of $32.8 million made during the first quarter of 2023, which included a special cash dividend of $3.00 per share.

The Company had cash payments for acquisition related contingent consideration of $6.5 million during the first quarter of 2023 and $9.8 million during the first quarter of 2022. The Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of $35 million to $76 million.

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

	First Quarter
(in thousands)	2023	2022
Increase (decrease) in cost of sales	$1,056	$(10,493)
Increase (decrease) in SD&A expenses	3,937	(8,444)
Net impact	$4,993	$(18,937)

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation), disruption of supply or unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; the inability to attract and retain front-line employees in a tight labor market; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients and product safety and sustainability; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or on our best behalf and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems; unfavorable changes in the general economy; changes in our top customer relationships and marketing strategies; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; the impact of the COVID-19 pandemic, any variants of the virus and any other similar pandemic or public health situation; and the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and elsewhere in this report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of March 31, 2023. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of March 31, 2023, there would be no change to interest expense for the next 12 months.

The Company’s acquisition related contingent consideration liability, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of expected future acquisition related sub-bottling payments due under the Company’s comprehensive beverage agreements. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period. The Company estimates a 10-basis point change in the underlying risk-free interest rate used to estimate the Company’s WACC would result in a change of approximately $6 million to the Company’s acquisition related contingent consideration liability.

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

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 5.0% in March 2023, as compared to 6.5% in December 2022 and 7.0% in December 2021. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10‑K for 2022.

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10.1	Amendment No. 1 to Credit Agreement, dated as of February 1, 2023, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 0‑9286).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: May 3, 2023	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: May 3, 2023	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)