Form 10-Q
period 2023-06-30
Coca-Cola Consolidated, Inc.
filed 2023-08-02
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of July 21, 2023, there were 8,368,993 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$1,738,832	$1,595,215	$3,310,474	$2,999,573
Cost of sales	1,067,255	1,044,556	2,014,791	1,941,338
Gross profit	671,577	550,659	1,295,683	1,058,235
Selling, delivery and administrative expenses	437,907	403,366	855,959	779,957
Income from operations	233,670	147,293	439,724	278,278
Interest expense, net	1,353	7,146	4,282	14,845
Pension plan settlement expense	39,777	—	39,777	—
Other expense, net	27,788	6,199	71,711	2,920
Income before taxes	164,752	133,948	323,954	260,513
Income tax expense	42,433	34,386	83,508	67,561
Net income	$122,319	$99,562	$240,446	$192,952

Basic net income per share:
Common Stock	$13.05	$10.62	$25.65	$20.58
Weighted average number of Common Stock shares outstanding	8,369	8,369	8,369	7,863

Class B Common Stock	$13.05	$10.62	$25.65	$20.62
Weighted average number of Class B Common Stock shares outstanding	1,005	1,005	1,005	1,511

Diluted net income per share:
Common Stock	$13.02	$10.59	$25.59	$20.53
Weighted average number of Common Stock shares outstanding – assuming dilution	9,396	9,399	9,396	9,399

Class B Common Stock	$13.01	$10.59	$25.51	$20.56
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,027	1,030	1,027	1,536

Cash dividends per share:
Common Stock	$0.50	$0.25	$4.00	$0.50
Class B Common Stock	$0.50	$0.25	$4.00	$0.50

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Net income	$122,319	$99,562	$240,446	$192,952

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial (loss) gain	(2,221)	745	(1,486)	1,491
Prior service credits	3	—	6	—
Pension plan settlement	30,041	—	30,041	—
Postretirement benefits reclassification including benefit costs:
Actuarial gain	—	69	—	138
Other comprehensive income, net of tax	27,823	814	28,561	1,629
Comprehensive income	$150,142	$100,376	$269,007	$194,581

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$430,172	$197,648
Accounts receivable, trade	603,728	532,047
Allowance for doubtful accounts	(17,624)	(16,119)
Accounts receivable from The Coca‑Cola Company	57,466	35,786
Accounts receivable, other	55,763	54,631
Inventories	333,874	347,545
Prepaid expenses and other current assets	84,634	94,263
Total current assets	1,548,013	1,245,801
Property, plant and equipment, net	1,176,339	1,183,730
Right-of-use assets - operating leases	128,759	140,588
Leased property under financing leases, net	5,608	6,431
Other assets	132,017	115,892
Goodwill	165,903	165,903
Distribution agreements, net	829,589	842,035
Customer lists, net	8,309	9,165
Total assets	$3,994,537	$3,709,545

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$26,440	$27,635
Current portion of obligations under financing leases	2,393	2,303
Accounts payable, trade	361,825	351,729
Accounts payable to The Coca‑Cola Company	194,893	162,783
Other accrued liabilities	226,135	198,300
Accrued compensation	77,779	126,921
Accrued interest payable	2,517	2,677
Dividends payable	—	32,808
Total current liabilities	891,982	905,156
Deferred income taxes	151,630	150,222
Pension and postretirement benefit obligations	55,784	60,323
Other liabilities	801,642	753,357
Noncurrent portion of obligations under operating leases	108,500	118,763
Noncurrent portion of obligations under financing leases	6,299	7,519
Long-term debt	598,992	598,817
Total liabilities	2,614,829	2,594,157
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 11,431,367 shares issued	11,431	11,431
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 shares issued	1,633	1,633
Additional paid-in capital	135,953	135,953
Retained earnings	1,348,221	1,112,462
Accumulated other comprehensive loss	(56,276)	(84,837)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	1,379,708	1,115,388
Total liabilities and equity	$3,994,537	$3,709,545

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Half
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$240,446	$192,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	75,415	74,037
Amortization of intangible assets and deferred proceeds, net	11,770	11,815
Fair value adjustment of acquisition related contingent consideration	67,174	(1,436)
Pension plan settlement expense	39,777	—
Deferred income taxes	(7,848)	11,189
Loss on sale of property, plant and equipment	4,128	1,327
Amortization of debt costs	494	504
Change in current assets less current liabilities	(41,957)	(59,004)
Change in other noncurrent assets	5,216	21,904
Change in other noncurrent liabilities	(11,277)	(9,753)
Total adjustments	142,892	50,583
Net cash provided by operating activities	$383,338	$243,535

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(92,893)	$(145,182)
Investment in equity method investees	(6,033)	(1,538)
Proceeds from the sale of property, plant and equipment	267	5,255
Acquisition of distribution rights	—	(30,149)
Net cash used in investing activities	$(98,659)	$(171,614)

Cash Flows from Financing Activities:
Cash dividends paid	$(37,495)	$(4,687)
Payments of acquisition related contingent consideration	(13,376)	(18,710)
Payments on financing lease obligations	(1,130)	(1,904)
Debt issuance fees	(154)	(131)
Net cash used in financing activities	$(52,155)	$(25,432)

Net increase in cash during period	$232,524	$46,489
Cash at beginning of period	197,648	142,314
Cash at end of period	$430,172	$188,803

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$23,435	$19,626
Right-of-use assets obtained in exchange for operating lease obligations	2,286	9,345
Reductions to leased property under financing leases	—	55,465

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on March 31, 2023	$11,431	$1,633	$135,953	$1,230,589	$(84,099)	$(60,845)	$(409)	$1,234,253
Net income	—	—	—	122,319	—	—	—	122,319
Other comprehensive income, net of tax	—	—	—	—	27,823	—	—	27,823
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(4,185)	—	—	—	(4,185)
Class B Common Stock ($0.50 per share)	—	—	—	(502)	—	—	—	(502)
Balance on June 30, 2023	$11,431	$1,633	$135,953	$1,348,221	$(56,276)	$(60,845)	$(409)	$1,379,708

Balance on December 31, 2022	$11,431	$1,633	$135,953	$1,112,462	$(84,837)	$(60,845)	$(409)	$1,115,388
Net income	—	—	—	240,446	—	—	—	240,446
Other comprehensive income, net of tax	—	—	—	—	28,561	—	—	28,561
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(4,185)	—	—	—	(4,185)
Class B Common Stock ($0.50 per share)	—	—	—	(502)	—	—	—	(502)
Balance on June 30, 2023	$11,431	$1,633	$135,953	$1,348,221	$(56,276)	$(60,845)	$(409)	$1,379,708

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on April 1, 2022	$11,431	$1,633	$135,953	$815,532	$(99,648)	$(60,845)	$(409)	$803,647
Net income	—	—	—	99,562	—	—	—	99,562
Other comprehensive income, net of tax	—	—	—	—	814	—	—	814
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(2,092)	—	—	—	(2,092)
Class B Common Stock ($0.25 per share)	—	—	—	(251)	—	—	—	(251)
Balance on July 1, 2022	$11,431	$1,633	$135,953	$912,751	$(98,834)	$(60,845)	$(409)	$901,680

Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786
Net income	—	—	—	192,952	—	—	—	192,952
Other comprehensive income, net of tax	—	—	—	—	1,629	—	—	1,629
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(3,878)	—	—	—	(3,878)
Class B Common Stock ($0.50 per share)	—	—	—	(809)	—	—	—	(809)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—
Balance on July 1, 2022	$11,431	$1,633	$135,953	$912,751	$(98,834)	$(60,845)	$(409)	$901,680

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of June 30, 2023 and December 31, 2022.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended June 30, 2023 (the “second quarter” of fiscal 2023 (“2023”)) and July 1, 2022 (the “second quarter” of fiscal 2022 (“2022”)) and the six-month periods ended June 30, 2023 (the “first half” of 2023) and July 1, 2022 (the “first half” of 2022).
•The changes in cash flows for the first half of 2023 and the first half of 2022.

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

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Programs,” which requires additional quantitative and qualitative disclosures related to a company’s supply chain finance programs to enhance the transparency of these programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 in the first quarter of 2023, with the exception of the amendment on rollforward information, and the adoption did not have a material impact on its condensed consolidated financial statements. See Note 12 for disclosures related to the Company’s supply chain finance program.

2.    Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of June 30, 2023, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

As of June 30, 2023, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Payments made by the Company to The Coca-Cola Company(1)	$523,191	$510,571	$992,718	$930,279
Payments made by The Coca-Cola Company to the Company	55,495	60,601	102,934	120,270

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

Acquisition related sub-bottling payments to CCR were $13.4 million in the first half of 2023 and $18.7 million in the first half of 2022. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	June 30, 2023	December 31, 2022
Current portion of acquisition related contingent consideration	$45,857	$40,060
Noncurrent portion of acquisition related contingent consideration	548,532	501,431
Total acquisition related contingent consideration	$594,389	$541,491

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.8 million as of June 30, 2023 and $21.2 million as of December 31, 2022.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $12.8 million as of June 30, 2023 and $8.2 million as of December 31, 2022. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $4.6 million in the first half of 2023 and $4.4 million in the first half of 2022.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $24.5 million on June 30, 2023 and $25.7 million on December 31, 2022, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $19.8 million as of June 30, 2023 and $16.9 million as of December 31, 2022.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $13.6 million in the first half of 2023 and $13.0 million in the first half of 2022.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $24.0 million on June 30, 2023 and $25.5 million on December 31, 2022.

A summary of rental payments for related party leases for the second quarter and the first half of 2023 and 2022 is as follows:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Company headquarters	$983	$964	$1,966	$1,927
Snyder Production Center(1)	—	—	—	927

(1)The lease for the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (together, the “Snyder Production Center”) was terminated during the first quarter of 2022 in connection with the purchase of the Snyder Production Center by CCBCC Operations, LLC, a wholly owned subsidiary of the Company.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $3.7 million and $3.6 million in the second quarter of 2023 and the second quarter of 2022, respectively, and $5.7 million and $5.6 million in the first half of 2023 and the first half of 2022, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 98% of the Company’s net sales in the first half of 2023 and approximately 97% of the Company’s net sales in the first half of 2022.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,701,490	$1,550,255	$3,234,778	$2,912,506
Total point in time net sales	$1,701,490	$1,550,255	$3,234,778	$2,912,506

Over time net sales:
Nonalcoholic Beverages - over time	$13,372	$11,759	$25,496	$22,729
All Other - over time	23,970	33,201	50,200	64,338
Total over time net sales	$37,342	$44,960	$75,696	$87,067

Total net sales	$1,738,832	$1,595,215	$3,310,474	$2,999,573

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $3.8 million as of June 30, 2023 and $3.0 million as of December 31, 2022.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first half of 2023 and the first half of 2022:

	First Half
(in thousands)	2023	2022
Beginning balance - allowance for credit losses	$13,119	$14,336
Additions charged to expenses and as a reduction to net sales	3,650	47
Deductions	(2,895)	(2,860)
Ending balance - allowance for credit losses	$13,874	$11,523

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Net sales:
Nonalcoholic Beverages	$1,714,862	$1,562,014	$3,260,274	$2,935,235
All Other	95,174	105,910	187,550	202,073
Eliminations(1)	(71,204)	(72,709)	(137,350)	(137,735)
Consolidated net sales	$1,738,832	$1,595,215	$3,310,474	$2,999,573

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Income from operations:
Nonalcoholic Beverages	$234,211	$144,012	$443,990	$278,570
All Other	(541)	3,281	(4,266)	(292)
Consolidated income from operations	$233,670	$147,293	$439,724	$278,278

Depreciation and amortization:
Nonalcoholic Beverages	$40,695	$39,771	$81,259	$80,057
All Other	2,981	2,812	5,926	5,795
Consolidated depreciation and amortization	$43,676	$42,583	$87,185	$85,852

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2023	2022	2023	2022
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$122,319	$99,562	$240,446	$192,952
Less dividends:
Common Stock	4,185	2,092	33,476	3,878
Class B Common Stock	502	251	4,019	809
Total undistributed earnings	$117,632	$97,219	$202,951	$188,265

Common Stock undistributed earnings – basic	$105,021	$86,796	$181,192	$157,918
Class B Common Stock undistributed earnings – basic	12,611	10,423	21,759	30,347
Total undistributed earnings – basic	$117,632	$97,219	$202,951	$188,265

Common Stock undistributed earnings – diluted	$104,775	$86,565	$180,768	$157,498
Class B Common Stock undistributed earnings – diluted	12,857	10,654	22,183	30,767
Total undistributed earnings – diluted	$117,632	$97,219	$202,951	$188,265

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$4,185	$2,092	$33,476	$3,878
Common Stock undistributed earnings – basic	105,021	86,796	181,192	157,918
Numerator for basic net income per Common Stock share	$109,206	$88,888	$214,668	$161,796

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$502	$251	$4,019	$809
Class B Common Stock undistributed earnings – basic	12,611	10,423	21,759	30,347
Numerator for basic net income per Class B Common Stock share	$13,113	$10,674	$25,778	$31,156

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$4,185	$2,092	$33,476	$3,878
Dividends on Class B Common Stock assumed converted to Common Stock	502	251	4,019	809
Common Stock undistributed earnings – diluted	117,632	97,219	202,951	188,265
Numerator for diluted net income per Common Stock share	$122,319	$99,562	$240,446	$192,952

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$502	$251	$4,019	$809
Class B Common Stock undistributed earnings – diluted	12,857	10,654	22,183	30,767
Numerator for diluted net income per Class B Common Stock share	$13,359	$10,905	$26,202	$31,576

	Second Quarter		First Half
(in thousands, except per share data)	2023	2022	2023	2022
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,369	8,369	8,369	7,863
Class B Common Stock weighted average shares outstanding – basic	1,005	1,005	1,005	1,511

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,396	9,399	9,396	9,399
Class B Common Stock weighted average shares outstanding – diluted	1,027	1,030	1,027	1,536

Basic net income per share:
Common Stock	$13.05	$10.62	$25.65	$20.58
Class B Common Stock	$13.05	$10.62	$25.65	$20.62

Diluted net income per share:
Common Stock	$13.02	$10.59	$25.59	$20.53
Class B Common Stock	$13.01	$10.59	$25.51	$20.56

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
(5)The Company did not have anti-dilutive shares for any periods presented.

6.    Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Finished products	$213,529	$211,089
Manufacturing materials	74,248	89,300
Plastic shells, plastic pallets and other inventories	46,097	47,156
Total inventories	$333,874	$347,545

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Repair parts	$34,527	$35,088
Prepaid software	10,148	7,398
Prepaid marketing	5,394	4,303
Prepaid taxes	3,685	7,829
Commodity hedges at fair market value	402	4,808
Other prepaid expenses and other current assets	30,478	34,837
Total prepaid expenses and other current assets	$84,634	$94,263

8.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	June 30, 2023	December 31, 2022	Estimated Useful Lives
Land	$88,310	$88,185
Buildings	341,624	352,114	8-50 years
Machinery and equipment	474,542	462,640	5-20 years
Transportation equipment	528,372	515,752	3-20 years
Furniture and fixtures	98,542	102,099	3-10 years
Cold drink dispensing equipment	436,247	438,879	3-17 years
Leasehold and land improvements	160,834	177,940	5-20 years
Software for internal use	48,581	48,581	3-10 years
Construction in progress	108,797	103,803
Total property, plant and equipment, at cost	2,285,849	2,289,993
Less: Accumulated depreciation and amortization	1,109,510	1,106,263
Property, plant and equipment, net	$1,176,339	$1,183,730

9.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	6.9 years	7.2 years
Financing leases	3.9 years	4.3 years
Weighted average discount rate:
Operating leases	3.7%	3.6%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Operating lease costs	$8,305	$7,336	$16,578	$14,639
Short-term and variable leases	4,026	3,695	7,791	7,275
Depreciation expense from financing leases	411	412	822	1,492
Interest expense on financing lease obligations	116	144	237	614
Total lease cost	$12,858	$11,587	$25,428	$24,020

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of June 30, 2023:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2023	$15,853	$1,383
2024	28,215	2,808
2025	22,249	2,869
2026	19,377	1,233
2027	17,487	338
Thereafter	51,741	965
Total minimum lease payments including interest	$154,922	$9,596
Less: Amounts representing interest	19,982	904
Present value of minimum lease principal payments	134,940	8,692
Less: Current portion of lease liabilities	26,440	2,393
Noncurrent portion of lease liabilities	$108,500	$6,299

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2022:

(in thousands)	Operating Leases	Financing Leases
2023	$31,697	$2,750
2024	27,663	2,808
2025	21,628	2,869
2026	19,036	1,233
2027	17,227	338
Thereafter	51,372	966
Total minimum lease payments including interest	$168,623	$10,964
Less: Amounts representing interest	22,225	1,142
Present value of minimum lease principal payments	146,398	9,822
Less: Current portion of lease liabilities	27,635	2,303
Noncurrent portion of lease liabilities	$118,763	$7,519

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Half
(in thousands)	2023	2022
Cash flows from operating activities impact:
Operating leases	$16,209	$14,056
Interest payments on financing lease obligations	237	614
Total cash flows from operating activities impact	$16,446	$14,670

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,130	$1,904
Total cash flows from financing activities impact	$1,130	$1,904

10.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	160,602	148,156
Distribution agreements, net	$829,589	$842,035

Following is a summary of activity for distribution agreements, net during the first half of 2023 and the first half of 2022:

	First Half
(in thousands)	2023	2022
Beginning balance - distribution agreements, net	$842,035	$836,777
Other distribution agreements	—	30,149
Additional accumulated amortization	(12,446)	(12,446)
Ending balance - distribution agreements, net	$829,589	$854,480

11.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	16,979	16,123
Customer lists, net	$8,309	$9,165

12.    Supply Chain Finance Program

The Company has an agreement with a third-party financial institution to facilitate a supply chain finance (“SCF”) program, which allows qualifying suppliers to sell their receivables from the Company to the financial institution. The participating suppliers negotiate their outstanding receivable arrangements and associated fees directly with the financial institution, and the Company is not party to those agreements. Once a qualifying supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices it sells to the financial institution. The supplier invoices that have been confirmed as valid under the SCF program require payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program.

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $54.1 million as of June 30, 2023 and $44.2 million as of December 31, 2022.

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued insurance costs	$58,535	$54,180
Current portion of acquisition related contingent consideration	45,857	40,060
Employee and retiree benefit plan accruals	44,246	31,711
Accrued marketing costs	40,720	33,375
Accrued taxes (other than income taxes)	8,856	7,127
All other accrued expenses	27,921	31,847
Total other accrued liabilities	$226,135	$198,300

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

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Cost of sales	$(1,097)	$(13,663)	$(1,492)	$(6,169)
Selling, delivery and administrative expenses	(224)	998	(2,914)	7,223
Total (loss) gain	$(1,321)	$(12,665)	$(4,406)	$1,054

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

(in thousands)	June 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$402	$4,808
Total assets	$402	$4,808

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	June 30, 2023	December 31, 2022
Gross commodity derivative instrument assets	$402	$4,808
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	June 30, 2023	December 31, 2022
Notional amount of outstanding commodity derivative instruments	$33,264	$61,128
Latest maturity date of outstanding commodity derivative instruments	December 2023	December 2023

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, long‑term debt and acquisition related contingent consideration:

	June 30, 2023
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$59,918	$59,918	$59,918	$—	$—
Commodity derivative instruments	402	402	—	402	—
Liabilities:
Deferred compensation plan liabilities	59,918	59,918	59,918	—	—
Long-term debt	598,992	572,500	—	572,500	—
Acquisition related contingent consideration	594,389	594,389	—	—	594,389

	December 31, 2022
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,257	$51,257	$51,257	$—	$—
Commodity derivative instruments	4,808	4,808	—	4,808	—
Liabilities:
Deferred compensation plan liabilities	51,257	51,257	51,257	—	—
Long-term debt	598,817	575,900	—	575,900	—
Acquisition related contingent consideration	541,491	541,491	—	—	541,491

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Beginning balance - Level 3 liability	$576,446	$527,926	$541,491	$542,105
Payments of acquisition related contingent consideration	(6,877)	(8,888)	(13,376)	(18,710)
Reclassification to current payables	(700)	(800)	(900)	300
Increase (decrease) in fair value	25,520	4,021	67,174	(1,436)
Ending balance - Level 3 liability	$594,389	$522,259	$594,389	$522,259

As of both June 30, 2023 and July 1, 2022, a discount rate of 8.9% was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first half of 2023 was driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments and a decrease in the discount rate used to calculate fair value from 9.1% as of December 31, 2022 to 8.9% as of June 30, 2023. This fair value adjustment was recorded in other expense, net in the condensed consolidated statement of operations for the first half of 2023.

For the next five years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $30 million to $60 million.

16.    Income Taxes

The Company’s effective income tax rate was 25.8% for the first half of 2023 and 25.9% for the first half of 2022. The Company’s income tax expense was $83.5 million for the first half of 2023 and $67.6 million for the first half of 2022. The increase in income tax expense was primarily attributable to higher income before taxes during the first half of 2023 compared to the first half of 2022.

The Company had uncertain tax positions, including accrued interest, of $0.4 million on June 30, 2023 and $0.3 million on December 31, 2022, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

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

In 2022, the Company began the process of terminating the Primary Plan. During the first half of 2023, the Company offered a lump sum benefit payout option to certain plan participants. Settlement payments were made to those participants who selected the lump sum benefit payout option during the second quarter of 2023. Additionally, a settlement expense of $39.8 million was recognized related primarily to pre-tax actuarial losses that were reclassified out of accumulated other comprehensive loss associated with the lump sum benefit payout option. During the second quarter of 2023, the Company also entered into a group annuity contract that will transfer the remaining pension benefit obligation for the Primary Plan to an insurance company. With full settlement of the Primary Plan expected to occur during the third quarter of 2023, the remaining liability related to the Primary Plan was reclassified from noncurrent liabilities to current liabilities as of June 30, 2023. The liability for the unfunded portion of the Primary Plan, which was classified as other accrued liabilities in the condensed consolidated balance sheets, was $12.9 million as of June 30, 2023.

Upon final settlement of the Primary Plan, which occurred subsequent to the end of the second quarter of 2023, the remainder of the gross actuarial losses associated with the Primary Plan will be reclassified out of accumulated other comprehensive loss, resulting in additional settlement expense during the third quarter of 2023. As of June 30, 2023 and December 31, 2022, the gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan were approximately $79 million and $117 million, respectively.

The components of total pension expense were as follows:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Service cost	$1,100	$1,861	$2,199	$3,721
Interest cost	3,508	2,659	7,016	5,318
Expected return on plan assets	(2,914)	(2,036)	(5,828)	(4,071)
Recognized net actuarial loss	973	988	1,946	1,977
Amortization of prior service cost	4	—	8	—
Net periodic pension cost	2,671	3,472	5,341	6,945
Settlement expense	39,777	—	39,777	—
Total pension expense	$42,448	$3,472	$45,118	$6,945

The Company did not make any contributions to the two Company-sponsored pension plans during the first half of 2023. Subsequent to the end of the second quarter of 2023, the Company contributed approximately $12 million to fund the termination of the Primary Plan. The Company expects to make additional cash contributions of approximately $1 million to the Primary Plan during the second half of 2023 to fund the remainder of its obligation in connection with the termination of the Primary Plan. The Company also expects to make cash contributions of approximately $5 million to $10 million to the Bargaining Plan during 2023 to fund the ongoing projected benefit obligation of the Bargaining Plan.

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

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Service cost	$294	$384	$588	$767
Interest cost	697	475	1,395	949
Recognized net actuarial loss	—	91	—	183
Net periodic postretirement benefit cost	$991	$950	$1,983	$1,899

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Noncurrent portion of acquisition related contingent consideration	$548,532	$501,431
Accruals for executive benefit plans	141,868	137,771
Noncurrent deferred proceeds from related parties	101,708	103,240
Other	9,534	10,915
Total other liabilities	$801,642	$753,357

19.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	June 30, 2023	December 31, 2022
Senior bonds(1)	11/25/2025	3.80%	Semi-annually	Public	$350,000	$350,000
Revolving credit facility(2)	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(1)	11/25/2025				(21)	(26)
Debt issuance costs					(987)	(1,157)
Total long-term debt					$598,992	$598,817

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)During the first half of 2023, the Company amended its revolving credit facility to complete the transition of the interest rate index from the London InterBank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR), as contemplated in the revolving credit facility.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The indenture under which the Company’s senior bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of June 30, 2023. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 13.1 million cases and 13.4 million cases of finished product from SAC in the first half of 2023 and the first half of 2022, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Purchases from Southeastern	$39,759	$41,246	$82,586	$73,268
Purchases from SAC	53,107	50,562	102,712	95,928
Total purchases from manufacturing cooperatives	$92,866	$91,808	$185,298	$169,196

The Company guarantees a portion of SAC’s debt, which expires in 2028. The amount guaranteed was $9.5 million on both June 30, 2023 and December 31, 2022. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of June 30, 2023, and there was no impairment identified in 2022.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both June 30, 2023 and December 31, 2022.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of June 30, 2023, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $134.5 million.

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

21.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments to the Company’s pension and postretirement medical benefit plans and the foreign currency translation for a subsidiary of the Company that performs data analysis and formerly provided consulting services outside the United States.

Following is a summary of AOCI(L) for the second quarter of 2023 and the second quarter of 2022:

(in thousands)	March 31, 2023	Pre-tax Activity	Tax Effect	June 30, 2023
Net pension activity:
Actuarial loss	$(70,405)	$(2,941)	$720	$(72,626)
Prior service costs	(102)	4	(1)	(99)
Pension plan settlement	—	39,777	(9,736)	30,041
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(84,099)	$36,840	$(9,017)	$(56,276)

(in thousands)	April 1, 2022	Pre-tax Activity	Tax Effect	July 1, 2022
Net pension activity:
Actuarial loss	$(78,136)	$988	$(243)	$(77,391)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,170)	91	(22)	(1,101)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(99,648)	$1,079	$(265)	$(98,834)

Following is a summary of AOCI(L) for the first half of 2023 and the first half of 2022:

(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	June 30, 2023
Net pension activity:
Actuarial loss	$(71,140)	$(1,968)	$482	$(72,626)
Prior service costs	(105)	8	(2)	(99)
Pension plan settlement	—	39,777	(9,736)	30,041
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(84,837)	$37,817	$(9,256)	$(56,276)

(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	July 1, 2022
Net pension activity:
Actuarial loss	$(78,882)	$1,977	$(486)	$(77,391)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,239)	183	(45)	(1,101)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(100,463)	$2,160	$(531)	$(98,834)

Following is a summary of the impact of AOCI(L) on the condensed consolidated statements of operations:

	Second Quarter 2023
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$416	$—	$416
Selling, delivery and administrative expenses	561	—	561
Subtotal pre-tax	977	—	977
Income tax expense	239	—	239
Total after-tax effect	$738	$—	$738

	Second Quarter 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$266	$37	$303
Selling, delivery and administrative expenses	722	54	776
Subtotal pre-tax	988	91	1,079
Income tax expense	243	22	265
Total after-tax effect	$745	$69	$814

	First Half 2023
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$835	$—	$835
Selling, delivery and administrative expenses	1,119	—	1,119
Subtotal pre-tax	1,954	—	1,954
Income tax expense	478	—	478
Total after-tax effect	$1,476	$—	$1,476

	First Half 2022
(in thousands)	Net Pension Activity	Net Postretirement Benefits Activity	Total
Cost of sales	$544	$78	$622
Selling, delivery and administrative expenses	1,433	105	1,538
Subtotal pre-tax	1,977	183	2,160
Income tax expense	486	45	531
Total after-tax effect	$1,491	$138	$1,629

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Half
(in thousands)	2023	2022
Accounts receivable, trade	$(71,681)	$(82,059)
Allowance for doubtful accounts	1,505	(2,813)
Accounts receivable from The Coca‑Cola Company	(21,680)	8,160
Accounts receivable, other	(1,132)	(7,711)
Inventories	13,671	(688)
Prepaid expenses and other current assets	9,629	(8,776)
Accounts payable, trade	30,035	20,314
Accounts payable to The Coca‑Cola Company	32,110	53,064
Other accrued liabilities	14,888	2,629
Accrued compensation	(49,142)	(41,016)
Accrued interest payable	(160)	(108)
Change in current assets less current liabilities	$(41,957)	$(59,004)

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of June 30, 2023 and December 31, 2022.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended June 30, 2023 (the “second quarter” of fiscal 2023 (“2023”)) and July 1, 2022 (the “second quarter” of fiscal 2022 (“2022”)) and the six-month periods ended June 30, 2023 (the “first half” of 2023) and July 1, 2022 (the “first half” of 2022).
•The changes in cash flows for the first half of 2023 and the first half of 2022.

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

Executive Summary

Net sales increased 9% to $1.74 billion in the second quarter of 2023 and increased 10% to $3.31 billion in the first half of 2023. The increase in net sales was driven primarily by price increases taken across our product portfolio over the last year.

Standard physical case volume declined 4.0% in the second quarter of 2023 and declined 3.6% in the first half of 2023. Sparkling category volume decreased 2.1% during the second quarter; however, our Sparkling portfolio continues to perform well versus historical price elasticities typically associated with higher pricing. Sales in Immediate Consumption continue to perform well, outpacing sales of take-home packages. Still volume declined 8.9% during the second quarter as the overall sports drinks category slowed considerably. Other Still categories such as energy and enhanced water continue to perform well with Monster and smartwater both achieving solid growth in the quarter.

Gross profit in the second quarter of 2023 was $671.6 million, an increase of $120.9 million, or 22%, while gross margin improved 410 basis points to 38.6%. The improvement in gross profit resulted primarily from higher prices for our products and a moderation of prices for certain commodities. Gross profit in the first half of 2023 was $1.30 billion, an increase of $237.4 million, or 22%. The Company continues to expect pricing growth to slow in the second half of 2023 as we hurdle 2022 price increases.

Selling, delivery and administrative (“SD&A”) expenses in the second quarter of 2023 increased $34.5 million, or 9%. SD&A expenses as a percentage of net sales decreased 10 basis points to 25.2% in the second quarter of 2023. The increase in SD&A expenses related primarily to an increase in labor costs, resulting from certain compensation and benefits adjustments made in the prior year to retain and reward our teammates in a challenging labor environment. In addition, broad inflationary increases across a number of SD&A categories pushed expenses higher during the quarter. SD&A expenses in the first half of 2023 increased $76.0 million, or 10%. SD&A expenses as a percentage of net sales in the first half of 2023 decreased 10 basis points to 25.9% as compared to the first half of 2022. We expect the rate of increase to slow in the second half of this year as we hurdle labor adjustments made in late 2022.

Income from operations in the second quarter of 2023 was $233.7 million, compared to $147.3 million in the second quarter of 2022, an increase of 59%. On an adjusted basis, as defined in the “Adjusted Results (Non-GAAP)” section, income from operations in the second quarter of 2023 increased 47% as compared to the second quarter of 2022. Operating margin for the second quarter of 2023 was 13.4% as compared to 9.2% in the second quarter of 2022, an increase of 420 basis points.

Net income in the second quarter of 2023 was $122.3 million, compared to $99.6 million in the second quarter of 2022, an improvement of $22.8 million. On an adjusted basis, net income in the second quarter of 2023 was $172.8 million, compared to $112.2 million in the second quarter of 2022, an increase of $60.6 million.

Second quarter net income was adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, driven by changes in the discount rate and future cash flow projections used to compute the fair value of the liability. Second quarter net income was also adversely impacted by the partial settlement of our primary pension plan, which resulted in a non-cash charge of $39.8 million. In the third quarter of 2023, the Company expects to record an additional non-cash charge of approximately $79 million related to the remaining settlement of the primary pension plan.

Income tax expense for the second quarter of 2023 was $42.4 million, compared to $34.4 million in the second quarter of 2022, resulting in an effective income tax rate of approximately 26% for both periods. For the second quarter of 2023, basic net income per share was $13.05 and adjusted basic net income per share was $18.43.

Cash flows provided by operations for first half 2023 were $383.3 million, compared to $243.5 million for first half 2022. Cash flows from operations reflected our strong operating performance and the timing of certain working capital payments and receipts during the second quarter. In the first half of 2023, we invested $92.9 million in capital expenditures as we continue to optimize our supply chain and invest for the future growth of small bottle PET packages and mini cans. In fiscal year 2023, we expect our capital expenditures to be between $250 million and $300 million.

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

Results of Operations

Second Quarter Results

The Company’s results of operations for the second quarter of 2023 and the second quarter of 2022 are highlighted in the table below and discussed in the following paragraphs.

	Second Quarter
(in thousands)	2023	2022	Change
Net sales	$1,738,832	$1,595,215	$143,617
Cost of sales	1,067,255	1,044,556	22,699
Gross profit	671,577	550,659	120,918
Selling, delivery and administrative expenses	437,907	403,366	34,541
Income from operations	233,670	147,293	86,377
Interest expense, net	1,353	7,146	(5,793)
Pension plan settlement expense	39,777	—	39,777
Other expense, net	27,788	6,199	21,589
Income before taxes	164,752	133,948	30,804
Income tax expense	42,433	34,386	8,047
Net income	122,319	99,562	22,757
Other comprehensive income, net of tax	27,823	814	27,009
Comprehensive income	$150,142	$100,376	$49,766

Net Sales

Net sales increased $143.6 million, or 9.0%, to $1.74 billion in the second quarter of 2023, as compared to $1.60 billion in the second quarter of 2022. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $185 million. The increase in net sales was partially offset by a decrease in case sales volume as compared to the second quarter of 2022, which decreased net sales by approximately $60 million.

Net sales by product category were as follows:

	Second Quarter
(in thousands)	2023	2022	% Change
Bottle/can sales:
Sparkling beverages	$1,004,438	$879,935	14.1%
Still beverages	573,641	539,589	6.3%
Total bottle/can sales	1,578,079	1,419,524	11.2%

Other sales:
Sales to other Coca‑Cola bottlers	93,207	94,158	(1.0)%
Post-mix sales and other	67,546	81,533	(17.2)%
Total other sales	160,753	175,691	(8.5)%

Total net sales	$1,738,832	$1,595,215	9.0%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Second Quarter
(in thousands)	2023	2022	% Change
Bottle/can sales volume:
Sparkling beverages	67,900	69,352	(2.1)%
Still beverages	24,655	27,056	(8.9)%
Total bottle/can sales volume	92,555	96,408	(4.0)%

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

Cost of sales increased $22.7 million, or 2.2%, to $1.07 billion in the second quarter of 2023, as compared to $1.04 billion in the second quarter of 2022. Approximately $70 million of the increase in cost of sales related to increased manufacturing costs and a shift in product mix to meet consumer preferences. This increase was partially offset by a decrease in case sales volume as compared to the second quarter of 2022, which decreased cost of sales by approximately $20 million.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $46.1 million in the second quarter of 2023 and $37.3 million in the second quarter of 2022.

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

SD&A expenses increased $34.5 million, or 8.6%, to $437.9 million in the second quarter of 2023, as compared to $403.4 million in the second quarter of 2022. SD&A expenses as a percentage of net sales decreased to 25.2% in the second quarter of 2023 from 25.3% in the second quarter of 2022. Of the increase in SD&A expenses, approximately $14 million was driven by an increase in labor costs, resulting from certain compensation and benefits adjustments made in 2022 to retain and reward our teammates in a challenging labor environment. In addition, approximately $9 million of the increase was attributable to higher transportation costs, including fuel and fleet repairs, as well as changes in our commodity hedge positions as compared to the second quarter of 2022. Approximately $4 million of the increase in SD&A expenses was driven by an increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance. The remaining increase in SD&A expenses was primarily driven by broad inflationary increases across a number of SD&A categories as compared to the second quarter of 2022.

Interest Expense, Net

Interest expense, net decreased $5.8 million, or 81.1%, to $1.4 million in the second quarter of 2023, as compared to $7.1 million in the second quarter of 2022. The decrease was primarily a result of an increase in interest income due to higher cash and cash equivalent balances and increased yields, as well as lower average debt balances, as compared to the second quarter of 2022.

Pension Plan Settlement Expense

During the second quarter of 2023, the Company recognized a non-cash charge of $39.8 million related to the partial termination of the primary Company-sponsored pension plan (the “Primary Plan”), which was recorded as pension plan settlement expense in the condensed consolidated statement of operations. The charge related primarily to a reclassification of actuarial losses from accumulated other comprehensive loss. During the third quarter of 2023, the Company expects a non-cash charge of approximately $79 million related to the full termination of the Primary Plan, which will also be recorded as pension plan settlement expense in the condensed consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan were approximately $79 million and $117 million, respectively. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

Other Expense, Net

Other expense, net increased $21.6 million to $27.8 million in the second quarter of 2023, as compared to $6.2 million in the second quarter of 2022. The increase in other expense, net was primarily driven by changes in the fair value of the acquisition related contingent consideration liability.

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

The change in the fair value of the acquisition related contingent consideration liability in the second quarter of 2023 as compared to the second quarter of 2022 was primarily driven by changes in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate was 25.8% for the second quarter of 2023 and 25.7% for the second quarter of 2022. The Company’s income tax expense increased $8.0 million, or 23.4%, to $42.4 million for the second quarter of 2023, as compared to $34.4 million for the second quarter of 2022. The increase in income tax expense was primarily attributable to higher income before taxes during the second quarter of 2023 compared to the second quarter of 2022.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $27.8 million in the second quarter of 2023 and $0.8 million in the second quarter of 2022. As noted in the discussion of pension plan settlement expense above, the Company recognized a significant non-cash charge during the second quarter of 2023 related to the partial termination of the Primary Plan. A corresponding benefit was recognized within other comprehensive income, net of tax due to the reclassification of certain previously recognized actuarial losses from accumulated other comprehensive loss. An additional non-cash charge is expected during the third quarter of 2023 related to the full termination of the Primary Plan. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

First Half Results

Our results of operations for the first half of 2023 and the first half of 2022 are highlighted in the table below and discussed in the following paragraphs.

	First Half
(in thousands)	2023	2022	Change
Net sales	$3,310,474	$2,999,573	$310,901
Cost of sales	2,014,791	1,941,338	73,453
Gross profit	1,295,683	1,058,235	237,448
Selling, delivery and administrative expenses	855,959	779,957	76,002
Income from operations	439,724	278,278	161,446
Interest expense, net	4,282	14,845	(10,563)
Pension plan settlement expense	39,777	—	39,777
Other expense, net	71,711	2,920	68,791
Income before taxes	323,954	260,513	63,441
Income tax expense	83,508	67,561	15,947
Net income	240,446	192,952	47,494
Other comprehensive income, net of tax	28,561	1,629	26,932
Comprehensive income	$269,007	$194,581	$74,426

Net Sales

Net sales increased $310.9 million, or 10.4%, to $3.31 billion in the first half of 2023, as compared to $3.00 billion in the first half of 2022. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $360 million. The increase in net sales was partially offset by a decrease in case sales volume as compared to the first half of 2022, which decreased net sales by approximately $80 million.

Net sales by product category were as follows:

	First Half
(in thousands)	2023	2022	% Change
Bottle/can sales:
Sparkling beverages	$1,918,695	$1,655,866	15.9%
Still beverages	1,082,876	1,006,816	7.6%
Total bottle/can sales	3,001,571	2,662,682	12.7%

Other sales:
Sales to other Coca‑Cola bottlers	179,652	178,455	0.7%
Post-mix sales and other	129,251	158,436	(18.4)%
Total other sales	308,903	336,891	(8.3)%

Total net sales	$3,310,474	$2,999,573	10.4%

Product category sales volume of standard physical cases and the percentage change by product category were as follows:

	First Half
(in thousands)	2023	2022	% Change
Bottle/can sales volume:
Sparkling beverages	129,144	131,757	(2.0)%
Still beverages	45,880	49,726	(7.7)%
Total bottle/can sales volume	175,024	181,483	(3.6)%

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

Cost of Sales

Cost of sales increased $73.5 million, or 3.8%, to $2.01 billion in the first half of 2023, as compared to $1.94 billion in the first half of 2022. Approximately $120 million of the increase in cost of sales related to increased manufacturing costs and a shift in product mix to meet consumer preferences. This increase was partially offset by a decrease in case sales volume as compared to the first half of 2022, which decreased cost of sales by approximately $30 million.

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $83.1 million in the first half of 2023, as compared to $71.7 million in the first half of 2022.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $76.0 million, or 9.7%, to $856.0 million in the first half of 2023, as compared to $780.0 million in the first half of 2022. SD&A expenses as a percentage of net sales decreased to 25.9% in the first half of 2023 from 26.0% in the first half of 2022. Of the increase in SD&A expenses, approximately $27 million was driven by an increase in labor costs, resulting from certain compensation and benefits adjustments made in 2022 to retain and reward our teammates in a challenging labor environment. In addition, approximately $25 million of the increase was attributable to higher transportation costs, including fuel and fleet repairs, as well as changes in our commodity hedge positions as compared to the first half of 2022. Approximately $9 million of the increase in SD&A expenses was driven by an increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance. The remaining increase in SD&A expenses was primarily driven by broad inflationary increases across a number of SD&A categories as compared to the first half of 2022.

Interest Expense, Net

Interest expense, net decreased $10.6 million, or 71.2%, to $4.3 million in the first half of 2023, as compared to $14.8 million in the first half of 2022. The decrease was primarily a result of an increase in interest income due to higher cash and cash equivalent balances and increased yields, as well as lower average debt balances, as compared to the first half of 2022.

Pension Plan Settlement Expense

During the first half of 2023, the Company recognized a non-cash charge of $39.8 million related to the partial termination of the Primary Plan, which was recorded as pension plan settlement expense in the condensed consolidated statement of operations. The charge related primarily to a reclassification of actuarial losses from accumulated other comprehensive loss. During the third quarter of 2023, the Company expects a non-cash charge of approximately $79 million related to the full termination of the

Primary Plan, which will also be recorded as pension plan settlement expense in the condensed consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan were approximately $79 million and $117 million, respectively. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

Other Expense, Net

Other expense, net increased $68.8 million to $71.7 million in the first half of 2023, as compared to $2.9 million in the first half of 2022. The increase in other expense, net was primarily driven by changes in the fair value of the acquisition related contingent consideration liability.

The change in the fair value of the acquisition related contingent consideration liability in the first half of 2023 as compared to the first half of 2022 was primarily driven by changes in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate was 25.8% for the first half of 2023 and 25.9% for the first half of 2022. The Company’s income tax expense increased $15.9 million, or 23.6%, to $83.5 million for the first half of 2023, as compared to $67.6 million for the first half of 2022. The increase in income tax expense was primarily attributable to higher income before taxes during the first half of 2023 compared to the first half of 2022.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $28.6 million in the first half of 2023 and $1.6 million in the first half of 2022. As noted in the discussion of pension plan settlement expense above, the Company recognized a significant non-cash charge during the second quarter of 2023 related to the partial termination of the Primary Plan. A corresponding benefit was recognized within other comprehensive income, net of tax due to the reclassification of certain previously recognized actuarial losses from accumulated other comprehensive loss. An additional non-cash charge is expected during the third quarter of 2023 related to the full termination of the Primary Plan. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Net sales:
Nonalcoholic Beverages	$1,714,862	$1,562,014	$3,260,274	$2,935,235
All Other	95,174	105,910	187,550	202,073
Eliminations(1)	(71,204)	(72,709)	(137,350)	(137,735)
Consolidated net sales	$1,738,832	$1,595,215	$3,310,474	$2,999,573

Income from operations:
Nonalcoholic Beverages	$234,211	$144,012	$443,990	$278,570
All Other	(541)	3,281	(4,266)	(292)
Consolidated income from operations	$233,670	$147,293	$439,724	$278,278

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

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Second Quarter 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$671,577	$437,907	$233,670	$164,752	$122,319	$13.05
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	25,520	19,214	2.05
Fair value adjustments for commodity derivative instruments(2)	1,097	(224)	1,321	1,321	994	0.10
Supply chain optimization(3)	474	—	474	474	357	0.04
Pension plan settlement expense(4)	—	—	—	39,777	29,948	3.19
Total reconciling items	1,571	(224)	1,795	67,092	50,513	5.38
Adjusted results (non-GAAP)	$673,148	$437,683	$235,465	$231,844	$172,832	$18.43

	Second Quarter 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$550,659	$403,366	$147,293	$133,948	$99,562	$10.62
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	4,021	3,028	0.32
Fair value adjustments for commodity derivative instruments(2)	13,663	998	12,665	12,665	9,536	1.02
Supply chain optimization(3)	84	(33)	117	117	88	0.01
Total reconciling items	13,747	965	12,782	16,803	12,652	1.35
Adjusted results (non-GAAP)	$564,406	$404,331	$160,075	$150,751	$112,214	$11.97

	First Half 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,295,683	$855,959	$439,724	$323,954	$240,446	$25.65
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	67,174	50,575	5.40
Fair value adjustments for commodity derivative instruments(2)	1,492	(2,914)	4,406	4,406	3,317	0.35
Supply chain optimization(3)	823	—	823	823	620	0.07
Pension plan settlement expense(4)	—	—	—	39,777	29,948	3.19
Total reconciling items	2,315	(2,914)	5,229	112,180	84,460	9.01
Adjusted results (non-GAAP)	$1,297,998	$853,045	$444,953	$436,134	$324,906	$34.66

	First Half 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,058,235	$779,957	$278,278	$260,513	$192,952	$20.58
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	(1,436)	(1,081)	(0.12)
Fair value adjustments for commodity derivative instruments(2)	6,169	7,223	(1,054)	(1,054)	(794)	(0.08)
Supply chain optimization(3)	89	(72)	161	161	121	0.01
Total reconciling items	6,258	7,151	(893)	(2,329)	(1,754)	(0.19)
Adjusted results (non-GAAP)	$1,064,493	$787,108	$277,385	$258,184	$191,198	$20.39

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
(4)This non-cash settlement expense relates to the partial termination of the Primary Plan during the second quarter of 2023. Full termination of the Primary Plan is expected to occur in the third quarter of 2023.

Financial Condition

Total assets were $3.99 billion as of June 30, 2023, which was an increase of $285.0 million from December 31, 2022. Net working capital, defined as current assets less current liabilities, was $656.0 million as of June 30, 2023, which was an increase of $315.4 million from December 31, 2022.

Significant changes in net working capital as of June 30, 2023 as compared to December 31, 2022 were as follows:

•An increase in cash and cash equivalents of $232.5 million, primarily as a result of cash receipts relating to our strong operating performance.
•An increase in accounts receivable, trade of $71.7 million, driven primarily by increased net sales and the timing of cash receipts.
•An increase in accounts payable to The Coca-Cola Company of $32.1 million due to the timing of cash payments.
•An increase in other accrued liabilities of $27.8 million, primarily due to the reclassification of the liability related to the Primary Plan from non-current to current in anticipation of the full termination of the Primary Plan during the third quarter of 2023, as well as the increase in the current portion of the acquisition related contingent consideration liability.
•A decrease in accrued compensation of $49.1 million, primarily as a result of the timing of bonus and incentive payments in the first half of 2023.
•A decrease in dividends payable of $32.8 million, primarily as a result of the timing of dividend payments in the first half of 2023.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of June 30, 2023, the Company had $430.2 million in cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

The Company’s long-term debt as of June 30, 2023 and December 31, 2022 was as follows:

(in thousands)	Maturity Date	June 30, 2023	December 31, 2022
Senior bonds and unamortized discount on senior bonds(1)	11/25/2025	$349,979	$349,974
Revolving credit facility(2)(3)	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(987)	(1,157)
Total long-term debt		$598,992	$598,817

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(3)During the first half of 2023, the Company amended its revolving credit facility to complete the transition of the interest rate index from the London InterBank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR), as contemplated in the revolving credit facility.

The indenture under which the Company’s senior bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of June 30, 2023. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of June 30, 2023, the Company’s credit ratings and outlook for its long-term debt were as follows:

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

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Beginning balance - Level 3 liability	$576,446	$527,926	$541,491	$542,105
Payments of acquisition related contingent consideration	(6,877)	(8,888)	(13,376)	(18,710)
Reclassification to current payables	(700)	(800)	(900)	300
Increase (decrease) in fair value	25,520	4,021	67,174	(1,436)
Ending balance - Level 3 liability	$594,389	$522,259	$594,389	$522,259

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Half
(in thousands)	2023	2022
Cash Sources:
Net cash provided by operating activities(1)	$383,338	$243,535
Proceeds from the sale of property, plant and equipment	267	5,255
Total cash sources	$383,605	$248,790

Cash Uses:
Additions to property, plant and equipment	$92,893	$145,182
Payments of acquisition related contingent consideration	13,376	18,710
Cash dividends paid	37,495	4,687
Payments on financing lease obligations	1,130	1,904
Acquisition of distribution rights	—	30,149
Other	6,187	1,669
Total cash uses	$151,081	$202,301
Net increase in cash during period	$232,524	$46,489

(1)Net cash provided by operating activities included net income tax payments of $90.2 million in the first half of 2023 and $55.7 million in the first half of 2022.

Cash Flows From Operating Activities

During the first half of 2023, cash provided by operating activities was $383.3 million, which was an increase of $139.8 million as compared to the first half of 2022. The cash flows from operations reflected our strong operating performance and the timing of certain working capital payments and receipts.

Cash Flows From Investing Activities

During the first half of 2023, cash used in investing activities was $98.7 million, which was a decrease of $73.0 million as compared to the first half of 2022. The decrease was primarily a result of additions to property, plant and equipment, which were $92.9 million during the first half of 2023 and $145.2 million during the first half of 2022. CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina during the first half of 2022 for a purchase price of $60.0 million, which was included in additions to property, plant and equipment for that period. There were $23.4 million and $19.6 million of additions to property, plant and equipment accrued in accounts payable, trade as of June 30, 2023 and July 1, 2022, respectively.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2023 to be in the range of $250 million to $300 million, with remaining anticipated expenditures in the second half of 2023 of approximately $160 million to $210 million.

The decrease in cash used in investing activities as compared to the first half of 2022 was also driven by the acquisition of $30.1 million of additional BODYARMOR distribution rights during the first half of 2022.

Cash Flows From Financing Activities

During the first half of 2023, cash used in financing activities was $52.2 million, which was an increase of $26.7 million as compared to the first half of 2022. The increase was primarily a result of dividend payments of $37.5 million during the first half of 2023 (which included a special cash dividend of $3.00 per share), as compared to $4.7 million during the first half of 2022.

The Company had cash payments for acquisition related contingent consideration of $13.4 million during the first half of 2023 and $18.7 million during the first half of 2022. For the next five years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $30 million to $60 million.

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

	Second Quarter		First Half
(in thousands)	2023	2022	2023	2022
Increase in cost of sales	$1,928	$13,422	$2,984	$2,929
Increase (decrease) in SD&A expenses	1,692	(6,698)	5,629	(15,142)
Net impact	$3,620	$6,724	$8,613	$(12,213)

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation), disruption of supply or unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; the inability to attract and retain front-line employees in a tight labor market; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients and product safety and sustainability; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or on our best behalf and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems; unfavorable changes in the general economy; changes in our top customer relationships and marketing strategies; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; the impact of the COVID-19 pandemic, any variants of the virus and any other similar pandemic or public health situation; and the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for 2022 and elsewhere in this report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of June 30, 2023. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of June 30, 2023, there would be no change to interest expense for the next 12 months.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $71 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 3.0% in June 2023, as compared to 6.5% in December 2022 and 7.0% in December 2021. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Filed herewith.
3.4	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: August 2, 2023	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: August 2, 2023	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)