Form 10-Q
period 2023-09-29
Coca-Cola Consolidated, Inc.
filed 2023-11-01
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 20, 2023, there were 8,368,993 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2023

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		First Nine Months
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$1,712,428	$1,628,589	$5,022,902	$4,628,162
Cost of sales	1,050,878	1,007,482	3,065,669	2,948,820
Gross profit	661,550	621,107	1,957,233	1,679,342
Selling, delivery and administrative expenses	445,290	431,177	1,301,249	1,211,134
Income from operations	216,260	189,930	655,984	468,208
Interest (income) expense, net	(1,516)	6,083	2,766	20,928
Pension plan settlement expense	77,319	—	117,096	—
Other expense, net	19,473	24,746	91,184	27,666
Income before taxes	120,984	159,101	444,938	419,614
Income tax expense	28,891	40,340	112,399	107,901
Net income	$92,093	$118,761	$332,539	$311,713

Basic net income per share:
Common Stock	$9.82	$12.67	$35.47	$33.25
Weighted average number of Common Stock shares outstanding	8,369	8,369	8,369	8,032

Class B Common Stock	$9.82	$12.67	$35.47	$33.29
Weighted average number of Class B Common Stock shares outstanding	1,005	1,005	1,005	1,342

Diluted net income per share:
Common Stock	$9.80	$12.63	$35.38	$33.13
Weighted average number of Common Stock shares outstanding – assuming dilution	9,395	9,406	9,398	9,410

Class B Common Stock	$9.79	$12.62	$35.29	$33.15
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,026	1,037	1,029	1,378

Cash dividends per share:
Common Stock	$0.50	$0.25	$4.50	$0.75
Class B Common Stock	$0.50	$0.25	$4.50	$0.75

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Net income	$92,093	$118,761	$332,539	$311,713

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	1,183	746	(303)	2,237
Prior service credits	3	—	9	—
Pension plan settlement	56,028	—	86,069	—
Postretirement benefits reclassification including benefit costs:
Actuarial gain	—	69	—	207
Other comprehensive income, net of tax	57,214	815	85,775	2,444
Comprehensive income	$149,307	$119,576	$418,314	$314,157

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 29, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$616,217	$197,648
Accounts receivable, trade	558,133	532,047
Allowance for doubtful accounts	(18,134)	(16,119)
Accounts receivable from The Coca‑Cola Company	55,697	35,786
Accounts receivable, other	52,852	54,631
Inventories	320,401	347,545
Prepaid expenses and other current assets	91,309	94,263
Total current assets	1,676,475	1,245,801
Property, plant and equipment, net	1,204,843	1,183,730
Right-of-use assets - operating leases	123,635	140,588
Leased property under financing leases, net	5,196	6,431
Other assets	133,960	115,892
Goodwill	165,903	165,903
Distribution agreements, net	823,366	842,035
Customer lists, net	7,904	9,165
Total assets	$4,141,282	$3,709,545

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$26,074	$27,635
Current portion of obligations under financing leases	2,440	2,303
Accounts payable, trade	348,370	351,729
Accounts payable to The Coca‑Cola Company	180,687	162,783
Other accrued liabilities	218,701	198,300
Accrued compensation	125,719	126,921
Accrued interest payable	5,842	2,677
Dividends payable	—	32,808
Total current liabilities	907,833	905,156
Deferred income taxes	143,907	150,222
Pension and postretirement benefit obligations	53,294	60,323
Other liabilities	803,549	753,357
Noncurrent portion of obligations under operating leases	103,578	118,763
Noncurrent portion of obligations under financing leases	5,670	7,519
Long-term debt	599,123	598,817
Total liabilities	2,616,954	2,594,157
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 11,431,367 shares issued	11,431	11,431
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 shares issued	1,633	1,633
Additional paid-in capital	135,953	135,953
Retained earnings	1,435,627	1,112,462
Accumulated other comprehensive income (loss)	938	(84,837)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	1,524,328	1,115,388
Total liabilities and equity	$4,141,282	$3,709,545

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$332,539	$311,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	113,664	110,661
Amortization of intangible assets and deferred proceeds, net	17,632	17,722
Pension plan settlement expense	117,096	—
Fair value adjustment of acquisition related contingent consideration	86,038	21,132
Deferred income taxes	(34,881)	10,749
Loss on sale of property, plant and equipment	5,863	2,855
Amortization of debt costs	742	768
Deferred payroll taxes under CARES Act	—	(18,739)
Change in current assets less current liabilities	35,791	(61,657)
Change in other noncurrent assets	13,417	27,806
Change in other noncurrent liabilities	(43,352)	(28,701)
Total adjustments	312,010	82,596
Net cash provided by operating activities	$644,549	$394,309

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(152,260)	$(183,929)
Investment in equity method investees	(9,044)	(1,538)
Proceeds from the sale of property, plant and equipment	441	5,348
Acquisition of distribution rights	—	(30,149)
Net cash used in investing activities	$(160,863)	$(210,268)

Cash Flows from Financing Activities:
Cash dividends paid	$(42,182)	$(7,030)
Payments of acquisition related contingent consideration	(20,979)	(28,421)
Payments on financing lease obligations	(1,712)	(2,441)
Debt issuance fees	(244)	(219)
Payments on term loan facility and senior notes	—	(125,000)
Net cash used in financing activities	$(65,117)	$(163,111)

Net increase in cash during period	$418,569	$20,930
Cash at beginning of period	197,648	142,314
Cash at end of period	$616,217	$163,244

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$32,388	$20,049
Right-of-use assets obtained in exchange for operating lease obligations	4,253	18,703
Reductions to leased property under financing leases	—	55,465

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on June 30, 2023	$11,431	$1,633	$135,953	$1,348,221	$(56,276)	$(60,845)	$(409)	$1,379,708
Net income	—	—	—	92,093	—	—	—	92,093
Other comprehensive income, net of tax	—	—	—	—	57,214	—	—	57,214
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(4,184)	—	—	—	(4,184)
Class B Common Stock ($0.50 per share)	—	—	—	(503)	—	—	—	(503)
Balance on September 29, 2023	$11,431	$1,633	$135,953	$1,435,627	$938	$(60,845)	$(409)	$1,524,328

Balance on December 31, 2022	$11,431	$1,633	$135,953	$1,112,462	$(84,837)	$(60,845)	$(409)	$1,115,388
Net income	—	—	—	332,539	—	—	—	332,539
Other comprehensive income, net of tax	—	—	—	—	85,775	—	—	85,775
Dividends declared:
Common Stock ($1.00 per share)	—	—	—	(8,369)	—	—	—	(8,369)
Class B Common Stock ($1.00 per share)	—	—	—	(1,005)	—	—	—	(1,005)
Balance on September 29, 2023	$11,431	$1,633	$135,953	$1,435,627	$938	$(60,845)	$(409)	$1,524,328

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on July 1, 2022	$11,431	$1,633	$135,953	$912,751	$(98,834)	$(60,845)	$(409)	$901,680
Net income	—	—	—	118,761	—	—	—	118,761
Other comprehensive income, net of tax	—	—	—	—	815	—	—	815
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(2,092)	—	—	—	(2,092)
Class B Common Stock ($0.25 per share)	—	—	—	(251)	—	—	—	(251)
Balance on September 30, 2022	$11,431	$1,633	$135,953	$1,029,169	$(98,019)	$(60,845)	$(409)	$1,018,913

Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786
Net income	—	—	—	311,713	—	—	—	311,713
Other comprehensive income, net of tax	—	—	—	—	2,444	—	—	2,444
Dividends declared:
Common Stock ($0.75 per share)	—	—	—	(5,970)	—	—	—	(5,970)
Class B Common Stock ($0.75 per share)	—	—	—	(1,060)	—	—	—	(1,060)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—
Balance on September 30, 2022	$11,431	$1,633	$135,953	$1,029,169	$(98,019)	$(60,845)	$(409)	$1,018,913

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of September 29, 2023 and December 31, 2022.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended September 29, 2023 (the “third quarter” of fiscal 2023 (“2023”)) and September 30, 2022 (the “third quarter” of fiscal 2022 (“2022”)) and the nine-month periods ended September 29, 2023 (the “first nine months” of 2023) and September 30, 2022 (the “first nine months” of 2022).
•The changes in cash flows for the first nine months of 2023 and the first nine months of 2022.

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

As of September 29, 2023, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

As of September 29, 2023, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Payments made by the Company to The Coca-Cola Company(1)	$552,154	$481,021	$1,544,872	$1,411,300
Payments made by The Coca-Cola Company to the Company	67,890	67,540	170,824	187,810

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

Acquisition related sub-bottling payments to CCR were $21.0 million in the first nine months of 2023 and $28.4 million in the first nine months of 2022. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	September 29, 2023	December 31, 2022
Current portion of acquisition related contingent consideration	$55,355	$40,060
Noncurrent portion of acquisition related contingent consideration	550,295	501,431
Total acquisition related contingent consideration	$605,650	$541,491

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.8 million as of September 29, 2023 and $21.2 million as of December 31, 2022.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $14.9 million as of September 29, 2023 and $8.2 million as of December 31, 2022. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $6.9 million in the first nine months of 2023 and $6.7 million in the first nine months of 2022.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $19.5 million on September 29, 2023 and $25.7 million on December 31, 2022, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $20.6 million as of September 29, 2023 and $16.9 million as of December 31, 2022.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $20.6 million in the first nine months of 2023 and $19.9 million in the first nine months of 2022.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $23.2 million on September 29, 2023 and $25.5 million on December 31, 2022.

A summary of rental payments for related party leases for the third quarter and the first nine months of 2023 and 2022 is as follows:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Company headquarters	$983	$963	$2,949	$2,890
Snyder Production Center(1)	—	—	—	927

(1)The lease for the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (together, the “Snyder Production Center”) was terminated during the first quarter of 2022 in connection with the purchase of the Snyder Production Center by CCBCC Operations, LLC, a wholly owned subsidiary of the Company.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $2.3 million in both the third quarter of 2023 and the third quarter of 2022 and $8.0 million and $7.9 million in the first nine months of 2023 and the first nine months of 2022, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 98% of the Company’s net sales in the first nine months of 2023 and approximately 97% of the Company’s net sales in the first nine months of 2022.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,677,221	$1,587,771	$4,911,999	$4,500,277
Total point in time net sales	$1,677,221	$1,587,771	$4,911,999	$4,500,277

Over time net sales:
Nonalcoholic Beverages - over time	$13,839	$12,294	$39,335	$35,023
All Other - over time	21,368	28,524	71,568	92,862
Total over time net sales	$35,207	$40,818	$110,903	$127,885

Total net sales	$1,712,428	$1,628,589	$5,022,902	$4,628,162

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $4.1 million as of September 29, 2023 and $3.0 million as of December 31, 2022.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first nine months of 2023 and the first nine months of 2022:

	First Nine Months
(in thousands)	2023	2022
Beginning balance - allowance for credit losses	$13,119	$14,336
Additions charged to expenses and as a reduction to net sales	4,268	1,987
Deductions	(3,328)	(3,706)
Ending balance - allowance for credit losses	$14,059	$12,617

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

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Net sales:
Nonalcoholic Beverages	$1,691,060	$1,600,065	$4,951,334	$4,535,300
All Other	93,636	101,136	281,186	303,209
Eliminations(1)	(72,268)	(72,612)	(209,618)	(210,347)
Consolidated net sales	$1,712,428	$1,628,589	$5,022,902	$4,628,162

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Income from operations:
Nonalcoholic Beverages	$217,405	$189,218	$661,395	$467,788
All Other	(1,145)	712	(5,411)	420
Consolidated income from operations	$216,260	$189,930	$655,984	$468,208

Depreciation and amortization:
Nonalcoholic Beverages	$41,003	$39,578	$122,262	$119,635
All Other	3,108	2,953	9,034	8,748
Consolidated depreciation and amortization	$44,111	$42,531	$131,296	$128,383

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
(in thousands, except per share data)	2023	2022	2023	2022
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$92,093	$118,761	$332,539	$311,713
Less dividends:
Common Stock	4,184	2,092	37,660	5,970
Class B Common Stock	503	251	4,522	1,060
Total undistributed earnings	$87,406	$116,418	$290,357	$304,683

Common Stock undistributed earnings – basic	$78,035	$103,937	$259,227	$261,064
Class B Common Stock undistributed earnings – basic	9,371	12,481	31,130	43,619
Total undistributed earnings – basic	$87,406	$116,418	$290,357	$304,683

Common Stock undistributed earnings – diluted	$77,861	$103,583	$258,565	$260,065
Class B Common Stock undistributed earnings – diluted	9,545	12,835	31,792	44,618
Total undistributed earnings – diluted	$87,406	$116,418	$290,357	$304,683

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$4,184	$2,092	$37,660	$5,970
Common Stock undistributed earnings – basic	78,035	103,937	259,227	261,064
Numerator for basic net income per Common Stock share	$82,219	$106,029	$296,887	$267,034

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$503	$251	$4,522	$1,060
Class B Common Stock undistributed earnings – basic	9,371	12,481	31,130	43,619
Numerator for basic net income per Class B Common Stock share	$9,874	$12,732	$35,652	$44,679

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$4,184	$2,092	$37,660	$5,970
Dividends on Class B Common Stock assumed converted to Common Stock	503	251	4,522	1,060
Common Stock undistributed earnings – diluted	87,406	116,418	290,357	304,683
Numerator for diluted net income per Common Stock share	$92,093	$118,761	$332,539	$311,713

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$503	$251	$4,522	$1,060
Class B Common Stock undistributed earnings – diluted	9,545	12,835	31,792	44,618
Numerator for diluted net income per Class B Common Stock share	$10,048	$13,086	$36,314	$45,678

	Third Quarter		First Nine Months
(in thousands, except per share data)	2023	2022	2023	2022
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,369	8,369	8,369	8,032
Class B Common Stock weighted average shares outstanding – basic	1,005	1,005	1,005	1,342

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,395	9,406	9,398	9,410
Class B Common Stock weighted average shares outstanding – diluted	1,026	1,037	1,029	1,378

Basic net income per share:
Common Stock	$9.82	$12.67	$35.47	$33.25
Class B Common Stock	$9.82	$12.67	$35.47	$33.29

Diluted net income per share:
Common Stock	$9.80	$12.63	$35.38	$33.13
Class B Common Stock	$9.79	$12.62	$35.29	$33.15

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
(5)The Company did not have anti-dilutive shares for any periods presented.

6.    Inventories

Inventories consisted of the following:

(in thousands)	September 29, 2023	December 31, 2022
Finished products	$211,128	$211,089
Manufacturing materials	63,939	89,300
Plastic shells, plastic pallets and other inventories	45,334	47,156
Total inventories	$320,401	$347,545

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 29, 2023	December 31, 2022
Repair parts	$35,304	$35,088
Prepaid software	8,629	7,398
Prepaid taxes	6,918	7,829
Prepaid marketing	5,499	4,303
Commodity hedges at fair market value	1,080	4,808
Other prepaid expenses and other current assets	33,879	34,837
Total prepaid expenses and other current assets	$91,309	$94,263

8.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	September 29, 2023	December 31, 2022	Estimated Useful Lives
Land	$99,790	$88,185
Buildings	354,509	352,114	8-50 years
Machinery and equipment	483,003	462,640	5-20 years
Transportation equipment	538,446	515,752	3-20 years
Furniture and fixtures	101,327	102,099	3-10 years
Cold drink dispensing equipment	441,132	438,879	3-17 years
Leasehold and land improvements	168,617	177,940	5-20 years
Software for internal use	48,670	48,581	3-10 years
Construction in progress	106,878	103,803
Total property, plant and equipment, at cost	2,342,372	2,289,993
Less: Accumulated depreciation and amortization	1,137,529	1,106,263
Property, plant and equipment, net	$1,204,843	$1,183,730

9.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	September 29, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	6.8 years	7.2 years
Financing leases	3.7 years	4.3 years
Weighted average discount rate:
Operating leases	3.7%	3.6%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Operating lease costs	$8,293	$7,750	$24,871	$22,389
Short-term and variable leases	4,151	3,731	11,942	11,006
Depreciation expense from financing leases	413	411	1,235	1,903
Interest expense on financing lease obligations	109	139	346	753
Total lease cost	$12,966	$12,031	$38,394	$36,051

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of September 29, 2023:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2023	$7,690	$692
2024	28,915	2,808
2025	22,940	2,869
2026	19,773	1,233
2027	17,487	338
Thereafter	51,741	965
Total minimum lease payments including interest	$148,546	$8,905
Less: Amounts representing interest	18,894	795
Present value of minimum lease principal payments	129,652	8,110
Less: Current portion of lease liabilities	26,074	2,440
Noncurrent portion of lease liabilities	$103,578	$5,670

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2022:

(in thousands)	Operating Leases	Financing Leases
2023	$31,697	$2,750
2024	27,663	2,808
2025	21,628	2,869
2026	19,036	1,233
2027	17,227	338
Thereafter	51,372	966
Total minimum lease payments including interest	$168,623	$10,964
Less: Amounts representing interest	22,225	1,142
Present value of minimum lease principal payments	146,398	9,822
Less: Current portion of lease liabilities	27,635	2,303
Noncurrent portion of lease liabilities	$118,763	$7,519

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Nine Months
(in thousands)	2023	2022
Cash flows from operating activities impact:
Operating leases	$24,666	$21,502
Interest payments on financing lease obligations	346	753
Total cash flows from operating activities impact	$25,012	$22,255

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,712	$2,441
Total cash flows from financing activities impact	$1,712	$2,441

10.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have an estimated useful life of 20 to 40 years, consisted of the following:

(in thousands)	September 29, 2023	December 31, 2022
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	166,825	148,156
Distribution agreements, net	$823,366	$842,035

Following is a summary of activity for distribution agreements, net during the first nine months of 2023 and the first nine months of 2022:

	First Nine Months
(in thousands)	2023	2022
Beginning balance - distribution agreements, net	$842,035	$836,777
Other distribution agreements	—	30,149
Additional accumulated amortization	(18,669)	(18,669)
Ending balance - distribution agreements, net	$823,366	$848,257

11.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have an estimated useful life of five to 12 years, consisted of the following:

(in thousands)	September 29, 2023	December 31, 2022
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	17,384	16,123
Customer lists, net	$7,904	$9,165

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $50.5 million as of September 29, 2023 and $44.2 million as of December 31, 2022.

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 29, 2023	December 31, 2022
Current portion of acquisition related contingent consideration	$55,355	$40,060
Accrued insurance costs	54,025	54,180
Accrued marketing costs	38,179	33,375
Employee and retiree benefit plan accruals	33,986	31,711
Accrued taxes (other than income taxes)	8,076	7,127
All other accrued expenses	29,080	31,847
Total other accrued liabilities	$218,701	$198,300

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

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Cost of sales	$(25)	$1,100	$(1,517)	$(5,069)
Selling, delivery and administrative expenses	703	(4,711)	(2,211)	2,512
Total gain (loss)	$678	$(3,611)	$(3,728)	$(2,557)

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

(in thousands)	September 29, 2023	December 31, 2022
Prepaid expenses and other current assets	$1,080	$4,808
Total assets	$1,080	$4,808

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	September 29, 2023	December 31, 2022
Gross commodity derivative instrument assets	$1,080	$4,808
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	September 29, 2023	December 31, 2022
Notional amount of outstanding commodity derivative instruments	$20,076	$61,128
Latest maturity date of outstanding commodity derivative instruments	December 2023	December 2023

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, long‑term debt and acquisition related contingent consideration:

	September 29, 2023
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$58,817	$58,817	$58,817	$—	$—
Commodity derivative instruments	1,080	1,080	—	1,080	—
Liabilities:
Deferred compensation plan liabilities	58,817	58,817	58,817	—	—
Long-term debt	599,123	568,900	—	568,900	—
Acquisition related contingent consideration	605,650	605,650	—	—	605,650

	December 31, 2022
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,257	$51,257	$51,257	$—	$—
Commodity derivative instruments	4,808	4,808	—	4,808	—
Liabilities:
Deferred compensation plan liabilities	51,257	51,257	51,257	—	—
Long-term debt	598,817	575,900	—	575,900	—
Acquisition related contingent consideration	541,491	541,491	—	—	541,491

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Beginning balance - Level 3 liability	$594,389	$522,259	$541,491	$542,105
Payments of acquisition related contingent consideration	(7,603)	(9,711)	(20,979)	(28,421)
Reclassification to current payables	—	1,800	(900)	2,100
Increase in fair value	18,864	22,568	86,038	21,132
Ending balance - Level 3 liability	$605,650	$536,916	$605,650	$536,916

As of September 29, 2023 and September 30, 2022, discount rates of 9.2% and 9.3%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first nine months of 2023 was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in other expense, net in the condensed consolidated statement of operations for the first nine months of 2023.

For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $45 million to $65 million.

16.    Income Taxes

The Company’s effective income tax rate was 25.3% for the first nine months of 2023 and 25.7% for the first nine months of 2022. The Company’s income tax expense was $112.4 million for the first nine months of 2023 and $107.9 million for the first nine months of 2022. The increase in income tax expense was primarily attributable to higher income before taxes during the first nine months of 2023 compared to the first nine months of 2022.

The Company had uncertain tax positions, including accrued interest, of $0.4 million on September 29, 2023 and $0.3 million on December 31, 2022, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

Prior tax years beginning in year 2019 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1999 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

17.    Pension and Postretirement Benefit Obligations

Pension Plans

The Company has historically sponsored two pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after that date. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes.

In 2022, the Company began the process of terminating the Primary Plan. In connection with the termination process, the Company offered a lump sum benefit payout option to certain plan participants. During the second quarter of 2023, payments were made to those participants who selected the lump sum benefit payout option. The Company recognized a settlement expense of $39.8 million in the second quarter of 2023 related primarily to pre-tax actuarial losses associated with the lump sum benefit payments that were reclassified out of accumulated other comprehensive income (loss).

The remaining assets of the Primary Plan were used to purchase a group annuity contract that transferred the remaining Primary Plan benefit liabilities to an insurance company during the third quarter of 2023. Upon full settlement of the Primary Plan benefit liabilities, the remainder of the gross actuarial losses associated with the Primary Plan were reclassified out of accumulated other comprehensive income (loss), resulting in a settlement expense of $77.3 million during the third quarter of 2023. There was no remaining liability for the unfunded portion of the Primary Plan as of September 29, 2023.

As of September 29, 2023, there were no gross actuarial losses included in accumulated other comprehensive income (loss) associated with the Primary Plan. As of December 31, 2022, there were approximately $117 million of gross actuarial losses included in accumulated other comprehensive income (loss) associated with the Primary Plan.

The components of total pension expense were as follows:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Service cost	$1,099	$1,860	$3,298	$5,581
Interest cost	517	2,659	7,533	7,977
Expected return on plan assets	(609)	(2,036)	(6,437)	(6,107)
Recognized net actuarial loss	—	989	1,946	2,966
Amortization of prior service cost	4	—	12	—
Net periodic pension cost	1,011	3,472	6,352	10,417
Settlement expense	77,319	—	117,096	—
Total pension expense	$78,330	$3,472	$123,448	$10,417

The Company contributed $12.0 million to fund the termination of the Primary Plan during the first nine months of 2023. The Company contributed $4.3 million to the Bargaining Plan during the first nine months of 2023 to fund the ongoing projected benefit obligation of the Bargaining Plan. The Company does not anticipate making additional contributions to the Bargaining Plan during the fourth quarter of 2023.

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

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Service cost	$294	$383	$882	$1,150
Interest cost	697	474	2,092	1,423
Recognized net actuarial loss	—	92	—	275
Net periodic postretirement benefit cost	$991	$949	$2,974	$2,848

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 29, 2023	December 31, 2022
Noncurrent portion of acquisition related contingent consideration	$550,295	$501,431
Accruals for executive benefit plans	143,503	137,771
Noncurrent deferred proceeds from related parties	100,942	103,240
Other	8,809	10,915
Total other liabilities	$803,549	$753,357

19.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	September 29, 2023	December 31, 2022
Senior bonds(1)	11/25/2025	3.80%	Semi-annually	Public	$350,000	$350,000
Revolving credit facility(2)(3)	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(1)	11/25/2025				(19)	(26)
Debt issuance costs					(858)	(1,157)
Total long-term debt					$599,123	$598,817

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(3)During the first nine months of 2023, the Company amended its revolving credit facility to complete the transition of the interest rate index from the London InterBank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR), as contemplated in the revolving credit facility.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The indenture under which the Company’s senior bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 29, 2023. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 19.3 million cases and 20.1 million cases of finished product from SAC in the first nine months of 2023 and the first nine months of 2022, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Purchases from Southeastern	$31,087	$40,358	$113,673	$113,626
Purchases from SAC	47,505	48,585	150,217	144,513
Total purchases from manufacturing cooperatives	$78,592	$88,943	$263,890	$258,139

The Company guarantees a portion of SAC’s debt, which expires in 2028. The amount guaranteed was $9.5 million on both September 29, 2023 and December 31, 2022. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of September 29, 2023, and there was no impairment identified in 2022.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both September 29, 2023 and December 31, 2022.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of September 29, 2023, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $137.3 million.

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

Following is a summary of AOCI(L) for the third quarter of 2023 and the third quarter of 2022:

(in thousands)	June 30, 2023	Pre-tax Activity	Tax Effect	September 29, 2023
Net pension activity:
Actuarial loss	$(72,626)	$1,567	$(384)	$(71,443)
Prior service costs	(99)	4	(1)	(96)
Pension plan settlement(1)	30,041	77,319	(36,202)	71,158
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects(1)	(19,720)	—	14,911	(4,809)
Total AOCI(L)	$(56,276)	$78,890	$(21,676)	$938

(1)The stranded tax effect activity for the third quarter of 2023 is associated with the full settlement of the Primary Plan benefit liabilities.

(in thousands)	July 1, 2022	Pre-tax Activity	Tax Effect	September 30, 2022
Net pension activity:
Actuarial loss	$(77,391)	$989	$(243)	$(76,645)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,101)	92	(23)	(1,032)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(98,834)	$1,081	$(266)	$(98,019)

Following is a summary of AOCI(L) for the first nine months of 2023 and the first nine months of 2022:

(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	September 29, 2023
Net pension activity:
Actuarial loss	$(71,140)	$(401)	$98	$(71,443)
Prior service costs	(105)	12	(3)	(96)
Pension plan settlement	—	117,096	(45,938)	71,158
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	14,911	(4,809)
Total AOCI(L)	$(84,837)	$116,707	$(30,932)	$938

(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	September 30, 2022
Net pension activity:
Actuarial loss	$(78,882)	$2,966	$(729)	$(76,645)
Prior service credits	11	—	—	11
Net postretirement benefits activity:
Actuarial loss	(1,239)	275	(68)	(1,032)
Prior service costs	(624)	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	(9)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(100,463)	$3,241	$(797)	$(98,019)

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
(in thousands)	2023	2022
Accounts receivable, trade	$(26,086)	$(84,756)
Allowance for doubtful accounts	2,015	(1,719)
Accounts receivable from The Coca‑Cola Company	(19,911)	10,992
Accounts receivable, other	1,779	(36,290)
Inventories	27,144	(10,848)
Prepaid expenses and other current assets	2,954	(13,891)
Accounts payable, trade	7,628	18,927
Accounts payable to The Coca‑Cola Company	17,904	44,214
Other accrued liabilities	20,401	(780)
Accrued compensation	(1,202)	10,698
Accrued interest payable	3,165	1,796
Change in current assets less current liabilities	$35,791	$(61,657)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, the “Company,” “we,” “us” or “our”), is intended to help the reader understand our financial condition and results of operations and is provided as an addition to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts and the consolidated operations of the Company and its majority-owned subsidiaries. All comparisons are to the corresponding period in the prior year unless specified otherwise.

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of September 29, 2023 and December 31, 2022.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended September 29, 2023 (the “third quarter” of fiscal 2023 (“2023”)) and September 30, 2022 (the “third quarter” of fiscal 2022 (“2022”)) and the nine-month periods ended September 29, 2023 (the “first nine months” of 2023) and September 30, 2022 (the “first nine months” of 2022).
•The changes in cash flows for the first nine months of 2023 and the first nine months of 2022.

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

Executive Summary

Net sales increased 5% to $1.71 billion in the third quarter of 2023 and increased 9% to $5.02 billion in the first nine months of 2023. Our net sales growth moderated during the third quarter from levels achieved in the first six months of 2023, as we partially cycled price increases taken across our product portfolio within the third quarter of 2022. We expect sales growth to slow further in the fourth quarter as we fully cycle 2022 price increases. Sales at our on-premise outlets were strong during the quarter. We continued to drive solid sales growth within our Club and Value channel stores, while sales growth related to our take-home packages sold in larger retail stores declined.

Standard physical case volume declined 1.4% in the third quarter of 2023 and decreased 2.8% in the first nine months of 2023. Sparkling category volume was up slightly during the third quarter, while Still volume declined 5.4%. In the first nine months of 2023, Sparkling volume declined 1.3% and Still volume was down 6.9%.

Gross profit in the third quarter of 2023 was $661.6 million, an increase of $40.4 million, or 7%, while gross margin improved 50 basis points to 38.6%. The improvement in gross profit resulted primarily from higher prices for our products while prices for certain commodities remained stable. Gross profit in the first nine months of 2023 was $1.96 billion, an increase of $277.9 million, or 17%.

Selling, delivery and administrative (“SD&A”) expenses in the third quarter of 2023 increased $14.1 million, or 3%. SD&A expenses as a percentage of net sales decreased 50 basis points to 26.0% in the third quarter of 2023. The rate of increase in SD&A expenses slowed during the third quarter, as we hurdled certain compensation and benefits adjustments made in the prior year and we focused on effectively controlling our discretionary spending in a number of SD&A categories. SD&A expenses in the first nine months of 2023 increased $90.1 million, or 7%. SD&A expenses as a percentage of net sales in the first nine months of 2023 decreased 30 basis points to 25.9% as compared to the first nine months of 2022.

Income from operations in the third quarter of 2023 was $216.3 million, compared to $189.9 million in the third quarter of 2022, an increase of 14%. On an adjusted basis, as defined in the “Adjusted Results (Non-GAAP)” section, income from operations in the third quarter of 2023 increased 11% as compared to the third quarter of 2022. Operating margin for the third quarter of 2023 was 12.6% as compared to 11.7% in the third quarter of 2022, an increase of 90 basis points.

Net income in the third quarter of 2023 was $92.1 million, compared to $118.8 million in the third quarter of 2022, a decline of $26.7 million. On an adjusted basis, net income in the third quarter of 2023 was $164.3 million, compared to $138.8 million in the third quarter of 2022, an increase of $25.6 million.

Third quarter net income was adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, driven primarily by changes in future cash flow projections used to compute the fair value of the liability. Third quarter net income also included a non-cash charge of $77.3 million related to the full settlement of our primary pension plan benefit liabilities. During the first nine months of 2023, the Company recognized a non-cash charge of $117.1 million related to the full settlement of the primary pension plan benefit liabilities.

Income tax expense for the third quarter of 2023 was $28.9 million, compared to $40.3 million in the third quarter of 2022. The effective income tax rate for the first nine months of 2023 was 25.3%, compared to 25.7% for the first nine months of 2022. For the third quarter of 2023, basic net income per share was $9.82 and adjusted basic net income per share was $17.53. For the first nine months of 2023, basic net income per share was $35.47 and adjusted basic net income per share was $52.19.

Cash flows provided by operations for the first nine months of 2023 were $644.5 million, compared to $394.3 million for the first nine months of 2022. Cash flows from operations reflected our strong operating performance and the timing of certain working capital payments and receipts during the third quarter. In the first nine months of 2023, we invested $152.3 million in capital expenditures as we continue to optimize our supply chain and invest for future growth. In fiscal year 2023, we expect our capital expenditures to be between $250 million and $300 million.

Areas of Emphasis

Key priorities for the Company include commercial execution, revenue management, supply chain optimization and cash flow generation.

Commercial Execution: Our success is dependent on our ability to execute our commercial strategy within our customers’ stores. Our ability to obtain shelf space within stores and remain in-stock across our portfolio of brands and packages in a profitable manner will have a significant impact on our results. We are focused on execution at every step in our supply chain, including raw material and finished product procurement, manufacturing conversion, transportation, warehousing and distribution, to ensure in-store execution can occur. We continue to invest in tools and technology to enable our teammates to operate more effectively and efficiently with our customers and to drive long-term value in our business.

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

Results of Operations

Third Quarter Results

The Company’s results of operations for the third quarter of 2023 and the third quarter of 2022 are highlighted in the table below and discussed in the following paragraphs.

	Third Quarter
(in thousands)	2023	2022	Change
Net sales	$1,712,428	$1,628,589	$83,839
Cost of sales	1,050,878	1,007,482	43,396
Gross profit	661,550	621,107	40,443
Selling, delivery and administrative expenses	445,290	431,177	14,113
Income from operations	216,260	189,930	26,330
Interest (income) expense, net	(1,516)	6,083	(7,599)
Pension plan settlement expense	77,319	—	77,319
Other expense, net	19,473	24,746	(5,273)
Income before taxes	120,984	159,101	(38,117)
Income tax expense	28,891	40,340	(11,449)
Net income	92,093	118,761	(26,668)
Other comprehensive income, net of tax	57,214	815	56,399
Comprehensive income	$149,307	$119,576	$29,731

Net Sales

Net sales increased $83.8 million, or 5.1%, to $1.71 billion in the third quarter of 2023, as compared to $1.63 billion in the third quarter of 2022. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $95 million. The increase in net sales was partially offset by lower case sales volume as compared to the third quarter of 2022, which decreased net sales by approximately $25 million.

Net sales by product category were as follows:

	Third Quarter
(in thousands)	2023	2022	% Change
Bottle/can sales:
Sparkling beverages	$977,663	$917,162	6.6%
Still beverages	575,954	548,333	5.0%
Total bottle/can sales	1,553,617	1,465,495	6.0%

Other sales:
Sales to other Coca‑Cola bottlers	87,710	83,644	4.9%
Post-mix sales and other	71,101	79,450	(10.5)%
Total other sales	158,811	163,094	(2.6)%

Total net sales	$1,712,428	$1,628,589	5.1%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Third Quarter
(in thousands)	2023	2022	% Change
Bottle/can sales volume:
Sparkling beverages	66,251	66,134	0.2%
Still beverages	25,546	27,007	(5.4)%
Total bottle/can sales volume	91,797	93,141	(1.4)%

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

Cost of sales increased $43.4 million, or 4.3%, to $1.05 billion in the third quarter of 2023, as compared to $1.01 billion in the third quarter of 2022. The increase in cost of sales was driven by higher manufacturing costs, which increased cost of sales by approximately $50 million. The increase in cost of sales was partially offset by lower case sales volume as compared to the third quarter of 2022, which decreased cost of sales by approximately $15 million.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $43.2 million in the third quarter of 2023 and $39.6 million in the third quarter of 2022.

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

SD&A expenses increased $14.1 million, or 3.3%, to $445.3 million in the third quarter of 2023, as compared to $431.2 million in the third quarter of 2022. SD&A expenses as a percentage of net sales decreased to 26.0% in the third quarter of 2023 from 26.5% in the third quarter of 2022. Of the increase in SD&A expenses, approximately $10 million was driven by an increase in labor costs related primarily to certain compensation and benefits adjustments. In addition, approximately $4 million of the increase was driven by an increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance.

Interest (Income) Expense, Net

Interest (income) expense, net changed $7.6 million, or 124.9%, to $1.5 million of interest income, net in the third quarter of 2023, as compared to $6.1 million of interest expense, net in the third quarter of 2022. The change in interest (income) expense, net was primarily a result of an increase in interest income due to higher cash and cash equivalent balances and increased yields as compared to the third quarter of 2022.

Pension Plan Settlement Expense

During the third quarter of 2023, the Company recognized a non-cash charge of $77.3 million related to the full settlement of the primary Company-sponsored pension plan (the “Primary Plan”) benefit liabilities, which was recorded as pension plan settlement expense in the condensed consolidated statement of operations. The charge related primarily to a reclassification of actuarial losses from accumulated other comprehensive income (loss). As of September 29, 2023, there were no gross actuarial losses included in accumulated other comprehensive income (loss) associated with the Primary Plan. As of December 31, 2022, there were approximately $117 million of gross actuarial losses included in accumulated other comprehensive income (loss) associated with the Primary Plan. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

Other Expense, Net

Other expense, net decreased $5.3 million to $19.5 million in the third quarter of 2023, as compared to $24.7 million in the third quarter of 2022. The decrease in other expense, net was primarily driven by changes in the fair value of the acquisition related contingent consideration liability.

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

The change in the fair value of the acquisition related contingent consideration liability in the third quarter of 2023 as compared to the third quarter of 2022 was driven by changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, as well as changes in the discount rate used to calculate fair value.

Income Tax Expense

The Company’s effective income tax rate was 23.9% for the third quarter of 2023 and 25.4% for the third quarter of 2022. The Company’s income tax expense decreased $11.4 million, or 28.4%, to $28.9 million for the third quarter of 2023, as compared to $40.3 million for the third quarter of 2022. The decrease in income tax expense was primarily attributable to lower income before taxes during the third quarter of 2023 compared to the third quarter of 2022.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $57.2 million in the third quarter of 2023 and $0.8 million in the third quarter of 2022. As noted in the discussion of pension plan settlement expense above, the Company recognized a significant non-cash charge during the third quarter of 2023 related to the full settlement of the Primary Plan benefit liabilities. A corresponding benefit was recognized within other comprehensive income, net of tax due to the reclassification of certain previously recognized actuarial losses from accumulated other comprehensive income (loss). See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

First Nine Months Results

Our results of operations for the first nine months of 2023 and the first nine months of 2022 are highlighted in the table below and discussed in the following paragraphs.

	First Nine Months
(in thousands)	2023	2022	Change
Net sales	$5,022,902	$4,628,162	$394,740
Cost of sales	3,065,669	2,948,820	116,849
Gross profit	1,957,233	1,679,342	277,891
Selling, delivery and administrative expenses	1,301,249	1,211,134	90,115
Income from operations	655,984	468,208	187,776
Interest expense, net	2,766	20,928	(18,162)
Pension plan settlement expense	117,096	—	117,096
Other expense, net	91,184	27,666	63,518
Income before taxes	444,938	419,614	25,324
Income tax expense	112,399	107,901	4,498
Net income	332,539	311,713	20,826
Other comprehensive income, net of tax	85,775	2,444	83,331
Comprehensive income	$418,314	$314,157	$104,157

Net Sales

Net sales increased $394.7 million, or 8.5%, to $5.02 billion in the first nine months of 2023, as compared to $4.63 billion in the first nine months of 2022. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $455 million. The increase in net sales was partially offset by lower case sales volume as compared to the first nine months of 2022, which decreased net sales by approximately $105 million.

Net sales by product category were as follows:

	First Nine Months
(in thousands)	2023	2022	% Change
Bottle/can sales:
Sparkling beverages	$2,892,106	$2,573,376	12.4%
Still beverages	1,660,469	1,556,438	6.7%
Total bottle/can sales	4,552,575	4,129,814	10.2%

Other sales:
Sales to other Coca‑Cola bottlers	267,362	262,099	2.0%
Post-mix sales and other	202,965	236,249	(14.1)%
Total other sales	470,327	498,348	(5.6)%

Total net sales	$5,022,902	$4,628,162	8.5%

Product category sales volume of standard physical cases and the percentage change by product category were as follows:

	First Nine Months
(in thousands)	2023	2022	% Change
Bottle/can sales volume:
Sparkling beverages	195,395	197,887	(1.3)%
Still beverages	71,426	76,737	(6.9)%
Total bottle/can sales volume	266,821	274,624	(2.8)%

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Nine Months
	2023	2022
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	21%	20%
The Kroger Company	12%	12%
Total approximate percent of the Company’s total bottle/can sales volume	33%	32%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	16%	16%
The Kroger Company	9%	9%
Total approximate percent of the Company’s total net sales	25%	25%

Cost of Sales

Cost of sales increased $116.8 million, or 4.0%, to $3.07 billion in the first nine months of 2023, as compared to $2.95 billion in the first nine months of 2022. The increase in cost of sales was driven by higher manufacturing costs, which increased cost of sales by approximately $165 million. The increase in cost of sales was partially offset by lower case sales volume as compared to the first nine months of 2022, which decreased cost of sales by approximately $40 million.

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $126.3 million in the first nine months of 2023, as compared to $111.3 million in the first nine months of 2022.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $90.1 million, or 7.4%, to $1.30 billion in the first nine months of 2023, as compared to $1.21 billion in the first nine months of 2022. SD&A expenses as a percentage of net sales decreased to 25.9% in the first nine months of 2023 from 26.2% in the first nine months of 2022. Of the increase in SD&A expenses, approximately $37 million was driven by an increase in labor costs related primarily to certain compensation and benefits adjustments. In addition, approximately $25 million of the increase was attributable to higher transportation costs, including fleet repairs, as well as changes in our fuel commodity hedge positions as compared to the first nine months of 2022. Approximately $13 million of the increase in SD&A expenses was driven by an increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance. The remaining increase in SD&A expenses was primarily driven by broad inflationary increases across a number of SD&A categories as compared to the first nine months of 2022.

Interest Expense, Net

Interest expense, net decreased $18.2 million, or 86.8%, to $2.8 million in the first nine months of 2023, as compared to $20.9 million in the first nine months of 2022. The decrease in interest expense, net was primarily a result of an increase in interest income due to higher cash and cash equivalent balances and increased yields as compared to the first nine months of 2022.

Pension Plan Settlement Expense

During the first nine months of 2023, the Company recognized a non-cash charge of $117.1 million related to the full settlement of the Primary Plan benefit liabilities, which was recorded as pension plan settlement expense in the condensed consolidated statement of operations. The charge related primarily to a reclassification of actuarial losses from accumulated other comprehensive income (loss). As of September 29, 2023, there were no gross actuarial losses included in accumulated other comprehensive income (loss) associated with the Primary Plan. As of December 31, 2022, there were approximately $117 million of gross actuarial losses included in accumulated other comprehensive income (loss) associated with the Primary Plan. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

Other Expense, Net

Other expense, net increased $63.5 million to $91.2 million in the first nine months of 2023, as compared to $27.7 million in the first nine months of 2022. The increase in other expense, net was primarily driven by changes in the fair value of the acquisition related contingent consideration liability.

The change in the fair value of the acquisition related contingent consideration liability in the first nine months of 2023 as compared to the first nine months of 2022 was primarily driven by changes in the discount rate used to calculate fair value, as well as changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Income Tax Expense

The Company’s effective income tax rate was 25.3% for the first nine months of 2023 and 25.7% for the first nine months of 2022. The Company’s income tax expense increased $4.5 million, or 4.2%, to $112.4 million for the first nine months of 2023, as compared to $107.9 million for the first nine months of 2022. The increase in income tax expense was primarily attributable to higher income before taxes during the first nine months of 2023 compared to the first nine months of 2022.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $85.8 million in the first nine months of 2023 and $2.4 million in the first nine months of 2022. As noted in the discussion of pension plan settlement expense above, the Company recognized a significant non-cash charge during the first nine months of 2023 related to the full settlement of the Primary Plan benefit liabilities. A corresponding benefit was recognized within other comprehensive income, net of tax due to the reclassification of certain previously recognized actuarial losses from accumulated other comprehensive income (loss). See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s pension plans.

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

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Net sales:
Nonalcoholic Beverages	$1,691,060	$1,600,065	$4,951,334	$4,535,300
All Other	93,636	101,136	281,186	303,209
Eliminations(1)	(72,268)	(72,612)	(209,618)	(210,347)
Consolidated net sales	$1,712,428	$1,628,589	$5,022,902	$4,628,162

Income from operations:
Nonalcoholic Beverages	$217,405	$189,218	$661,395	$467,788
All Other	(1,145)	712	(5,411)	420
Consolidated income from operations	$216,260	$189,930	$655,984	$468,208

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

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Third Quarter 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$661,550	$445,290	$216,260	$120,984	$92,093	$9.82
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	18,864	14,212	1.51
Fair value adjustments for commodity derivative instruments(2)	25	703	(678)	(678)	(510)	(0.05)
Supply chain optimization(3)	419	—	419	419	315	0.03
Pension plan settlement expense(4)	—	—	—	77,319	58,225	6.22
Total reconciling items	444	703	(259)	95,924	72,242	7.71
Adjusted results (non-GAAP)	$661,994	$445,993	$216,001	$216,908	$164,335	$17.53

	Third Quarter 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$621,107	$431,177	$189,930	$159,101	$118,761	$12.67
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	22,568	16,993	1.82
Fair value adjustments for commodity derivative instruments(2)	(1,100)	(4,711)	3,611	3,611	2,719	0.29
Supply chain optimization(3)	369	(6)	375	375	283	0.03
Total reconciling items	(731)	(4,717)	3,986	26,554	19,995	2.14
Adjusted results (non-GAAP)	$620,376	$426,460	$193,916	$185,655	$138,756	$14.81

	First Nine Months 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,957,233	$1,301,249	$655,984	$444,938	$332,539	$35.47
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	86,038	64,787	6.91
Fair value adjustments for commodity derivative instruments(2)	1,517	(2,211)	3,728	3,728	2,807	0.30
Supply chain optimization(3)	1,242	—	1,242	1,242	935	0.10
Pension plan settlement expense(4)	—	—	—	117,096	88,173	9.41
Total reconciling items	2,759	(2,211)	4,970	208,104	156,702	16.72
Adjusted results (non-GAAP)	$1,959,992	$1,299,038	$660,954	$653,042	$489,241	$52.19

	First Nine Months 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,679,342	$1,211,134	$468,208	$419,614	$311,713	$33.25
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	21,132	15,912	1.70
Fair value adjustments for commodity derivative instruments(2)	5,069	2,512	2,557	2,557	1,925	0.21
Supply chain optimization(3)	458	(78)	536	536	404	0.04
Total reconciling items	5,527	2,434	3,093	24,225	18,241	1.95
Adjusted results (non-GAAP)	$1,684,869	$1,213,568	$471,301	$443,839	$329,954	$35.20

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
(3)This adjustment reflects expenses within the Nonalcoholic Beverages segment as the Company continues to optimize efficiency opportunities across its business.
(4)This non-cash settlement expense relates to the termination of the Primary Plan during the second and third quarters of 2023.

Financial Condition

Total assets were $4.14 billion as of September 29, 2023, which was an increase of $431.7 million from December 31, 2022. Net working capital, defined as current assets less current liabilities, was $768.6 million as of September 29, 2023, which was an increase of $428.0 million from December 31, 2022.

Significant changes in net working capital as of September 29, 2023 as compared to December 31, 2022 were as follows:

•An increase in cash and cash equivalents of $418.6 million, primarily as a result of cash flows relating to our strong operating performance.
•An increase in accounts receivable, trade of $26.1 million, driven primarily by increased net sales and the timing of cash receipts.
•A decrease in inventories of $27.1 million, primarily due to lower inventory levels for certain manufacturing materials compared to December 31, 2022.
•A decrease in dividends payable of $32.8 million, primarily related to the payment of a special cash dividend during the first nine months of 2023.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of September 29, 2023, the Company had $616.2 million in cash and cash equivalents. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

The Company’s long-term debt as of September 29, 2023 and December 31, 2022 was as follows:

(in thousands)	Maturity Date	September 29, 2023	December 31, 2022
Senior bonds and unamortized discount on senior bonds(1)	11/25/2025	$349,981	$349,974
Revolving credit facility(2)(3)	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(858)	(1,157)
Total long-term debt		$599,123	$598,817

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(3)During the first nine months of 2023, the Company amended its revolving credit facility to complete the transition of the interest rate index from the London InterBank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR), as contemplated in the revolving credit facility.

The indenture under which the Company’s senior bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 29, 2023. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of September 29, 2023, the Company’s credit ratings and outlook for its long-term debt were as follows:

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

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Beginning balance - Level 3 liability	$594,389	$522,259	$541,491	$542,105
Payments of acquisition related contingent consideration	(7,603)	(9,711)	(20,979)	(28,421)
Reclassification to current payables	—	1,800	(900)	2,100
Increase in fair value	18,864	22,568	86,038	21,132
Ending balance - Level 3 liability	$605,650	$536,916	$605,650	$536,916

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Nine Months
(in thousands)	2023	2022
Cash Sources:
Net cash provided by operating activities(1)	$644,549	$394,309
Proceeds from the sale of property, plant and equipment	441	5,348
Total cash sources	$644,990	$399,657

Cash Uses:
Additions to property, plant and equipment	$152,260	$183,929
Cash dividends paid	42,182	7,030
Payments of acquisition related contingent consideration	20,979	28,421
Payments on financing lease obligations	1,712	2,441
Acquisition of distribution rights	—	30,149
Payments on term loan facility and senior notes	—	125,000
Other	9,288	1,757
Total cash uses	$226,421	$378,727
Net increase in cash during period	$418,569	$20,930

(1)Net cash provided by operating activities in the first nine months of 2023 included net income tax payments of $146.5 million and pension plan contributions of $16.3 million. Net cash provided by operating activities in the first nine months of 2022 included net income tax payments of $96.5 million, pension plan contributions of $26.0 million and payment of deferred payroll taxes under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) of $18.7 million.

Cash Flows From Operating Activities

During the first nine months of 2023, cash provided by operating activities was $644.5 million, which was an increase of $250.2 million as compared to the first nine months of 2022. The cash flows from operations reflected our strong operating performance and the timing of certain working capital payments and receipts.

Cash Flows From Investing Activities

During the first nine months of 2023, cash used in investing activities was $160.9 million, which was a decrease of $49.4 million as compared to the first nine months of 2022. The decrease was primarily a result of additions to property, plant and equipment, which were $152.3 million during the first nine months of 2023 and $183.9 million during the first nine months of 2022. CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina during the first nine months of 2022 for a purchase price of $60.0 million, which was included in additions to property, plant and equipment for that period. There were $32.4 million and $20.0 million of additions to property, plant and equipment accrued in accounts payable, trade as of September 29, 2023 and September 30, 2022, respectively.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2023 to be in the range of $250 million to

$300 million, with remaining anticipated expenditures in the fourth quarter of 2023 of approximately $100 million to $150 million.

The decrease in cash used in investing activities as compared to the first nine months of 2022 was also driven by the acquisition of $30.1 million of additional BODYARMOR distribution rights during the first nine months of 2022.

Cash Flows From Financing Activities

During the first nine months of 2023, cash used in financing activities was $65.1 million, which was a decrease of $98.0 million as compared to the first nine months of 2022. The decrease was primarily a result of the repayment of $125.0 million of debt during the first nine months of 2022. This was partially offset by dividend payments of $42.2 million during the first nine months of 2023 (which included a special cash dividend of $3.00 per share), as compared to $7.0 million during the first nine months of 2022.

The Company had cash payments for acquisition related contingent consideration of $21.0 million during the first nine months of 2023 and $28.4 million during the first nine months of 2022. For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $45 million to $65 million.

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

	Third Quarter		First Nine Months
(in thousands)	2023	2022	2023	2022
Increase in cost of sales	$786	$484	$3,770	$3,413
(Decrease) increase in SD&A expenses	(403)	683	5,226	(14,459)
Net impact	$383	$1,167	$8,996	$(11,046)

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of September 29, 2023. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of September 29, 2023, there would be no change to interest expense for the next 12 months.

The Company’s acquisition related contingent consideration liability, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future expected acquisition related sub-bottling payments due under the Company’s comprehensive beverage agreements. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period. The Company estimates a 10-basis point change in the underlying risk-free interest rate used to estimate the Company’s WACC would result in a change of approximately $6 million to the Company’s acquisition related contingent consideration liability.

The Company is exposed to certain market risks and commodity price risk that arise in the ordinary course of business. The Company may enter into commodity derivative instruments to manage or reduce market risk. The Company does not use commodity derivative instruments for trading or speculative purposes.

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases. The Company periodically uses commodity derivative instruments in the management of this risk. The Company estimates a 10% increase in the market prices of commodities included as part of its raw materials over the current market prices would cumulatively increase costs during the next 12 months by approximately $70 million assuming no change in volume.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 3.7% in September 2023, as compared to 6.5% in December 2022 and 7.0% in December 2021. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI, but commodity prices are volatile and in recent years have moved at a faster rate of change than the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2023.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 29, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 0-9286).
3.4	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10.1*	Amendment No. 3, dated August 1, 2023, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Filed herewith.
10.2*	Amendment No. 2, dated August 1, 2023, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Performance Plan, amended and restated effective as of January 1, 2018.	Filed herewith.
10.3*	Amendment No. 2, dated August 1, 2023, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Performance Equity Plan, adopted effective as of January 1, 2018.	Filed herewith.
10.4*	Coca-Cola Consolidated, Inc. Incentive-Based Compensation Recovery Policy.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
99	Coca-Cola Consolidated, Inc. Insider Trading Policy.	Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: November 1, 2023	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: November 1, 2023	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)