Form 10-K
period 2023-12-31
Coca-Cola Consolidated, Inc.
filed 2024-02-21
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Class	Market Value as of June 30, 2023
Common Stock, par value $l.00 per share	$3,744,268,821
Class B Common Stock, par value $l.00 per share	*
*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time at the option of the holder.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 26, 2024
Common Stock, par value $1.00 per share	8,368,993
Class B Common Stock, par value $1.00 per share	1,004,696
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this report to the extent described herein.

COCA‑COLA CONSOLIDATED, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Ownership

As of December 31, 2023, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. As of December 31, 2023, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

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

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies:

Sparkling Beverages		Still Beverages
The Coca-Cola Company Products:
Barqs Root Beer	Fanta Zero Sugar	BODYARMOR	Minute Maid
Coca-Cola	Fresca	Core Power	POWERade
Coca-Cola Cherry	Mello Yello	Dasani	Tum-E Yummies
Coca-Cola Vanilla	Pibb Xtra	fairlife
Coca-Cola Zero Sugar	Seagrams Ginger Ale	glacéau smartwater
Diet Coke	Sprite	glacéau vitaminwater
Fanta	Sprite Zero Sugar	Gold Peak

Products Licensed to Us by Other Beverage Companies:
Diet Dr Pepper	Sundrop	Bang Energy	Monster Energy
Diet Sundrop		Dunkin’ Coffee	NOS®
Dr Pepper		Full Throttle	Reign/Reign Storm

Beverage Distribution and Manufacturing Agreements

We have rights to distribute, promote, market and sell certain nonalcoholic beverages of The Coca‑Cola Company pursuant to comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants. The CBA requires the Company to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. In addition to customary termination and default rights, the CBA requires us to make minimum, ongoing capital expenditures in our distribution business and to meet certain minimum volume requirements, gives The Coca‑Cola Company certain approval and other rights in connection with a sale of the Company or the distribution business of the Company and prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products other than the beverages and beverage products of The Coca‑Cola Company and certain expressly permitted cross-licensed brands without the consent of The Coca-Cola Company.

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

In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to manufacture and/or distribute certain beverage brands owned by other beverage companies, including Dr Pepper and Monster Energy, pursuant to agreements with such other beverage companies. Our distribution agreements with Dr Pepper permit us to distribute Dr Pepper beverage brands, as well as certain post-mix products of Dr Pepper. Certain of our agreements with Dr Pepper also authorize us to manufacture certain Dr Pepper beverage brands. Our distribution agreements with Monster Energy grant us the rights to distribute certain products offered, packaged and/or marketed by Monster Energy. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks and approved bottles, cans and labels and the sale of imitations or substitutes, as well as provisions for their termination for cause or upon the occurrence of other events defined in these agreements. Sales of beverages under these agreements with other beverage companies represented approximately 15%, 14% and 17% of our total bottle/can sales volume to retail customers in 2023, 2022 and 2021, respectively.

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

Under the Ancillary Business Letter, the consent of The Coca‑Cola Company, which consent may not be unreasonably withheld, would be required for us to acquire or develop (i) any grocery, quick service restaurant, or convenience and petroleum store business engaged in the sale of beverages, beverage components or other beverage products not otherwise authorized or permitted by the CBA or (ii) any other line of business for which beverage activities otherwise prohibited under the CBA represent more than a certain threshold of net sales (subject to certain limited exceptions).

Markets Served and Facilities

As of December 31, 2023, we served approximately 60 million consumers within our territories, which comprised five principal markets. Certain information regarding each of these markets follows:

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2023	2022
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	21%	20%
The Kroger Company	14%	12%
Total approximate percent of the Company’s total bottle/can sales volume	35%	32%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	17%	16%
The Kroger Company	11%	10%
Total approximate percent of the Company’s total net sales	28%	26%

The loss of Wal-Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the operating and financial results of the Company. No other customer represented greater than 10% of the Company’s total net sales or would impose a material adverse effect on the operating or financial results of the Company should they cease to be a customer of the Company.

New brand and product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent introductions include new energy products, such as Bang Energy and Reign Storm, as well as new glacéau smartwater and BODYARMOR brands and the 12.9-ounce Discovery Contour bottle for our sparkling products.

We sell our products primarily in single-use, recyclable bottles and cans in varying package configurations from market to market. For example, there may be up to 25 different packages for Diet Coke within a single geographic area. Total bottle/can sales volume to retail customers during 2023 was approximately 49% bottles and 51% cans.

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

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support the communities we serve is an essential component to the success of our brand and, by extension, our net sales. In 2023, the Company made cash donations of approximately $49 million to various charities and donor-advised funds in light of the Company’s financial performance, distribution territory footprint and future business prospects. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

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

In response to growing health, nutrition and wellness concerns for today’s youth, a number of state and local governments have regulations restricting the sale of soft drinks and other foods in schools, particularly elementary, middle and high schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. Additionally, legislation has been proposed by certain state and local governments to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or to restrict the venues in which energy drinks can be sold. Restrictive legislation, if widely enacted, could have an adverse impact on our products, sales and reputation.

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

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of proposed legislation that would impose fees or taxes on various types of containers that are used in our business, implement new recycling regulations and the reduction of single-use plastics and place the onus on plastic suppliers to identify recycling solutions. We are not currently impacted by the policies in these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our distribution territories in the future.

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

Human Capital Resources

At Coca-Cola Consolidated, our teammates are the heart of our business and the key to our success. As of December 31, 2023, we employed approximately 17,000 employees which we refer to as “teammates,” of which approximately 15,000 were full-time and approximately 2,000 were part-time. Approximately 15% of our workforce is covered by collective bargaining agreements. While the number of collective bargaining agreements that will expire in any given year varies, we have been successful in the past in negotiating renewals to expiring agreements without any material disruption to our operations, and management considers teammate relations to be good.

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

Talent Acquisition, Development and Retention

The success and growth of our business depend in a large part on our ability to execute on our talent strategy, which is to be a purpose driven organization that attracts, engages and grows a highly talented, diverse workforce of servant leaders enabling our growth and performance. To meet our talent objectives, we utilize key strategies and processes related to recruitment, onboarding and learning development. Through our Total Rewards Program, we strive to offer competitive compensation, benefits and services to our full-time teammates, including incentive plans, recognition plans, defined contribution plans, healthcare benefits, tax-advantaged spending accounts, corporate chaplaincy, employee assistance programs and other programs. Management monitors market compensation and benefits to be able to attract, retain and promote teammates and to reduce turnover and its associated costs.

In recent years, the Company has faced periods of high teammate turnover, periodic labor shortages and wage inflation in our front-line workforce due to tight conditions in the labor market. The Company responded to these challenges by making certain investments in our teammates to reward them for their contributions in achieving strong operating results and to remain competitive in the current labor environment. The Company continues to reward teammates for their contributions to the Company’s strong operating results.

We are a learning organization committed to the goal of continuous improvement and the development of our teams and teammates. To empower our teammates to unlock their potential, we offer a wide range of learning experiences and resources. Our teammate onboarding experiences involve online learning, job-specific training and on-the-job development to learn about our Company, our products and our industry. Job-specific training includes activity-based classes that focus on how teammates can safely and efficiently sell, merchandise and display our products. After onboarding, our teammates may participate in numerous learning experiences offered by the Company to help them develop and improve their skills and capabilities to advance in their careers, including at one of our two dedicated experiential learning centers where teammates can develop and grow their skills through a hands-on experience. We provide a leadership program designed to challenge and grow our future servant leaders through a series of learning experiences, including on-the-job training, mentorship, peer coaching and formal leadership courses. This program focuses on developing leadership skills, building cohesive teams and strengthening business acumen to prepare teammates for a leadership position at Coca‑Cola Consolidated. The Company also sponsors a scholarship program intended to support eligible teammates and their immediate family members in pursuing additional educational opportunities, including a two- or four-year college degree, license or certification, and to promote personal development and growth.

An important part of attracting and retaining top talent is teammate satisfaction, and we conduct an annual engagement survey administered and analyzed by an independent third party to assess teammate satisfaction and engagement and the effectiveness of our teammate development and compensation programs. In 2023, 81% of our teammates participated in the survey. This survey provides valuable insight to our leaders about how our teammates experience the Company and how we can better serve them and improve job performance, satisfaction and retention. Our executive officers review the survey results and develop and implement specific action plans to address key areas of opportunity. Additionally, leaders across our Company discuss the results with local managers to develop additional action plans to best address teammate feedback in different market units and functional areas.

Health and Safety

One of our top priorities is protecting the health and safety of our teammates. We are committed to operating in a safe, secure and responsible manner for the benefit of our consumers, customers, teammates and communities. We sponsor a number of programs and initiatives designed to reduce the frequency and severity of workplace injuries, incidents, risks and hazards, including safety committees, Company policies and procedures, coaching and training, and awareness through leadership engagement and messaging. Additionally, in 2023, we hired a Health & Wellness Director to further promote the overall physical, mental and emotional well-being of our teammates.

Diversity and Inclusion

We strive to cultivate diversity in our workforce and believe teammates with diverse backgrounds, experiences and viewpoints bring value to our organization. We have a diversity task force comprised of diverse teammates from across the organization and led by our President and Chief Operating Officer with a focus on cultivating diversity at Coca‑Cola Consolidated. This task force developed a diversity framework focused on four pillars – communication, accountability, empowerment and partnerships. The task force and discussion groups led by our senior executive leadership team strive to enhance Company-wide engagement on diversity, equity and inclusion (“DEI”), provide opportunities for teammates to discuss DEI, develop initiatives to support our diversity framework and monitor progress across these initiatives. In response to the annual engagement survey, as discussed above, the Company has continued to increase its focus on DEI, including developing a “seat at the table” framework coupled with additional education and training, creating a specific DEI manager role, launching a dedicated DEI site on the Company intranet and promoting expanded DEI celebrations for all teammates.

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

Raw material costs, including the costs for plastic bottles, aluminum cans, PET resin, carbon dioxide and high fructose corn syrup, are subject to significant price volatility, which may be worsened by periods of increased demand, supply constraints or high inflation. International or domestic geopolitical or other events, including pandemics, armed conflict or the imposition of tariffs and/or quotas by the U.S. government on any of these raw materials, could adversely impact the supply and cost of these raw materials to the Company or render them unavailable at commercially favorable terms or at all. In addition, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s results of operations and profitability could be adversely affected.

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

The Company uses a combination of internal and external freight shipping and transportation services to transport and deliver products. The Company’s freight cost and the timely delivery of its products may be adversely impacted by a number of factors that could reduce the profitability of the Company’s operations, including driver shortages, reduced availability of independent contractor drivers, higher fuel costs, weather conditions, traffic congestion, increased government regulation and other matters.

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

In response to growing health, nutrition and wellness concerns for today’s youth, a number of state and local governments have regulations restricting the sale of soft drinks and other foods in schools, particularly elementary, middle and high schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. Additionally, legislation has been proposed by certain state and local governments to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or to restrict the venues in which energy drinks can be sold. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, sales and reputation.

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, the Company is aware of proposed legislation that would impose fees or taxes on various types of containers that are used in its business, implement new recycling regulations and the reduction of single-use plastics and place the onus on plastic suppliers to identify recycling solutions. The Company is not currently impacted by the policies in these types of proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within its distribution territories in the future.

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

As of December 31, 2023, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. Mr. Harrison also has the right to acquire 292,386 shares of Class B Common Stock from the Company in exchange for an equivalent number of shares of Common Stock. In the event of such an exchange, Mr. Harrison would control 1,296,780 shares of the Company’s Class B Common Stock, which would represent approximately 76% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. Furthermore, Mr. Harrison and another member of the Harrison family serve on the Company’s Board of Directors. As a result, Mr. Harrison has the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership could have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price or limit other stockholders’ ability to influence corporate matters, which could result in the Company making decisions that stockholders outside the Harrison family may not view as beneficial.

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

The Company’s acquisition related contingent consideration liability, which totaled $669.3 million as of December 31, 2023, consists of the estimated amounts due to The Coca‑Cola Company as acquisition related sub-bottling payments under the CBA with The Coca‑Cola Company and CCR over the useful life of the related distribution rights. Changes in business conditions or other events could materially change both the future cash flow projections and the discount rate used in the calculation of the fair value of contingent consideration under the CBA. These changes could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

General Risk Factors

Technology failures or cyberattacks on the Company’s information technology systems or the Company’s effective response to technology failures or cyberattacks on its customers’, suppliers’ or other third parties’ information technology systems could disrupt the Company’s operations and negatively impact the Company’s reputation, business, financial condition or results of operations.

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

The Company depends heavily upon the efficient operation of technological resources and a failure in these information technology systems or controls could negatively impact the Company’s business, financial condition or results of operations. In addition, the Company continuously upgrades and updates current technology or installs new technology. In order to address risks to its information technology systems, the Company continues to monitor networks and systems, to upgrade security policies and to train its employees, and it requires third-party service providers and business partners, customers, suppliers and other third parties to do the same. The inability to implement upgrades, updates or installations in a timely manner, to train employees effectively in the use of new or updated technology, or to obtain the anticipated benefits of the Company’s technology could adversely impact the Company’s business, financial condition, results of operations or profitability. Additionally, the failure of the Company to successfully migrate key data to new systems could lead to data integrity issues, service interruptions or delays and other increased costs that could adversely impact the Company’s business, financial condition or results of operations.

The Company has technology security initiatives and disaster recovery plans in place to mitigate its risk to these vulnerabilities; however, these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted. If the Company’s information technology systems, or those of its third-party service providers or business partners, are damaged, breached or cease to function properly, the Company may incur significant financial and other resources to mitigate, upgrade, repair or replace them, and the Company may suffer interruptions in its business operations, resulting in lost revenues and potential delays in reporting its financial results.

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

Unfavorable changes in general economic conditions or in the geographic markets in which the Company does business may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Periods of sustained high inflation may have adverse impacts on demand for the Company’s products and on the Company’s ability to sustain margins due to higher input costs. In addition, efforts by the government to curb inflation may cause a general economic slowdown. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of collectability of certain accounts. Each of these factors could adversely affect the Company’s overall business, financial condition and results of operations.

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

The concentration risks among the Company’s customers and suppliers could impact our sales and our ability to access necessary product inputs at commercially advantageous prices.

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

The Company’s largest customers, Wal-Mart Stores, Inc. and The Kroger Company, accounted for approximately 35% of the Company’s 2023 total bottle/can sales volume to retail customers and approximately 28% of the Company’s 2023 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Wal‑Mart Stores, Inc. or The Kroger Company as a customer could have a material adverse effect on the business, financial condition and results of operations of the Company.

Moreover, the Company’s net sales are affected by promotion of the Company’s products by significant customers, such as in-store displays created by customers or the promotion of the Company’s products in customers’ periodic advertising. If the Company’s significant customers change the manner in which they market or promote the Company’s products, or if the marketing efforts by significant customers become ineffective, the Company’s sales volume and net sales could be adversely impacted.

Further, the suppliers of certain inputs of the Company’s key products, particularly plastic bottles and aluminum cans, are highly concentrated. This concentration could have an adverse effect on the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively low in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials and in its manufacture of finished goods.

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

Changes in the Company’s level of debt, borrowing costs and credit ratings could impact the Company’s access to capital and credit markets, restrict the Company’s operating flexibility and limit the Company’s ability to obtain additional financing to fund future needs.

As of December 31, 2023, the Company had $599.2 million of debt outstanding. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by limiting the Company’s ability to, and/or increasing its cost to, access credit markets for working capital, capital expenditures and other general corporate purposes; increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and exposing the Company to increased risk that the Company will not be able to refinance the principal amount of debt as it becomes due or that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

The Company’s acquisition related contingent consideration, revolving credit facility and pension and postretirement medical benefits are subject to changes in interest rates. If interest rates increase in the future, the Company’s borrowing costs could increase, which could negatively impact the Company’s financial condition and results of operations and limit the Company’s ability to spend in other areas of the business. Further, a decline in the interest rates used to discount the Company’s pension and postretirement medical benefits could increase the cost of these benefits and the amount of the liabilities.

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

The Company’s future growth and performance depend on its ability to attract, hire, train, develop, motivate and retain a highly skilled, diverse and properly credentialed workforce, including front-line employees. The Company’s ability to meet its labor needs while controlling labor costs is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs and changes in employment and labor laws or other workplace regulations. The Company’s labor costs could be impacted by new or revised labor laws, rules or regulations or healthcare laws that are adopted or implemented. Any unplanned turnover or unsuccessful implementation of the Company’s succession plans could deplete the Company’s institutional knowledge base and erode its competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any of the foregoing could adversely affect the Company’s reputation, business, financial condition or results of operations.

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

In addition, the Company’s profitability is substantially affected by the cost of pension retirement benefits, postretirement medical benefits and current employees’ medical benefits. Macroeconomic factors beyond the Company’s control, including increases in healthcare costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities, could result in significant increases in these costs for the Company. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, which could reduce the profitability of the Company’s operations.

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

There is concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns and an increase in the frequency or duration of extreme weather and climate events. These changes could adversely impact some of the Company’s facilities, the availability and cost of key raw materials used by the Company in production or the demand for the Company’s products. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require the Company to make additional investments in facilities and equipment. In addition, federal, state or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change, which could directly or indirectly adversely affect the Company’s business, require additional investments or increase the cost of raw materials, fuel, ingredients and water. As a result, the effects of climate change could have a long-term adverse impact on the Company’s business and results of operations.

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

Risk Management and Strategy

The Company is committed to maintaining robust processes to assess, identify and mitigate material risks from cybersecurity threats and to protect against, detect and respond to cybersecurity incidents. We integrate these processes into the Company’s overall risk management program and, through the Company’s Cybersecurity Incident Response Plan, we document the intended processes and the roles and responsibilities of teammates involved in assessing, identifying and managing material risks from cybersecurity threats. Periodically, the Company engages third parties to assist in the assessment and ongoing development of cybersecurity processes.

Our cybersecurity processes are grounded in the National Institute of Standards and Technology Cybersecurity Framework and include a number of different preventative measures. The Company performs periodic risk assessments of systems and applications to identify risks, vulnerabilities and threats in systems and software, performs an annual assessment of the effectiveness of the current cybersecurity response process by conducting incident response tabletop exercises that involve participation by members of the management team, and requires all teammates to participate in user awareness training for information technology and cybersecurity.

Our systems are reasonably designed to enable the information technology infrastructure group to capture application, system and network alerts. In the event of a cybersecurity incident, the Cyber Incident Response Team (the “CIRT”), led by a designated Cyber Incident Coordinator (the “CIC”), is responsible for collecting and analyzing relevant data about the incident and its risks. Members of the CIRT, including the CIC, are selected based on their knowledge of either cybersecurity or the specific information systems or business function affected by the incident.

As part of planning for any suspected cybersecurity incident, the CIRT has developed certain incident response strategies to help collect and preserve forensic data, to mitigate the threat and to perform other activities to restore systems to normal operation. These strategies include many of the practices recommended by the U.S. Department of Homeland Security’s Industrial Control Systems Computer Emergency Response Team. In addressing and resolving a significant cybersecurity incident, the Company may engage external experts in relevant fields, such as legal or forensic services, as needed. The Company also has a process whereby the Chief Information Officer (the “CIO”) periodically meets with and assesses third-party service providers in order to help ensure the Company is made aware of any potential material cybersecurity threats or incidents in a timely manner. The Company’s largest external service provider is CONA, as further discussed in “Item 1A. Risk Factors” of this report.

During 2023, there were no identified cybersecurity risks or threats, including as a result of previous cybersecurity incidents, that had, or were reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. While we maintain cybersecurity insurance, the costs related to cybersecurity incidents or disruptions may not be fully insured. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Governance

The Information Security Director, who reports to the CIO, is responsible for establishing basic policies and procedures related to cybersecurity. The Information Security Director is also responsible for selecting the CIRT and the CIC to lead the response to each incident. Established policies and procedures are employed by the CIRT in planning and executing a response to a cybersecurity incident. The CIO and the Information Security Director have over 55 combined years of information technology and program management experience and have served over 31 combined years in the Company’s corporate information security organization. They are familiar with the Company’s cybersecurity landscape, risks and best practices for mitigation of those risks identified.

The Company has developed a matrix to assist in determining if a cybersecurity incident is significant. The Information Security Director, with the help of the CIRT, determines whether an incident should be escalated to executive management, including to the Chief Executive Officer, the Chief Financial Officer and the General Counsel, based on its significance. Once escalated, executive management determines the appropriate incident handling strategy, with input from the Information Security Director, including whether the incident warrants immediate notification to the Audit Committee of the Board of Directors. After determining the incident handling approach, the CIC regularly updates executive management on incident response progress to ensure it is aware of the business risks posed by the incident until the incident is resolved.

The Board of Directors delegates oversight of information technology and cybersecurity to the Audit Committee of the Board of Directors. As part of this oversight, information technology leadership annually provides a detailed cybersecurity update to the Audit Committee. Additionally, on a quarterly basis, the Audit Committee receives a summarized cybersecurity update, including the results of teammate phishing testing programs and the results of the quarterly cybersecurity disclosure questionnaires. In the event of a material cybersecurity incident, the Audit Committee will report such incident to the full Board of Directors.

Item 2.Properties.

As of January 26, 2024, the principal properties of the Company included its corporate headquarters, subsidiary headquarters, 60 distribution centers and 10 manufacturing plants. The Company owns 47 distribution centers and nine manufacturing plants, and leases its corporate headquarters, subsidiary headquarters, 13 distribution centers and one manufacturing plant.

Following is a summary of the Company’s manufacturing plants and certain other properties:

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Distribution Center/Manufacturing Plant Combination(1)	Charlotte, NC	650,000	Owned	—
Distribution Center	Whitestown, IN	415,000	Owned	—
Manufacturing Plant	Indianapolis, IN	400,000	Owned	—
Warehouse	Charlotte, NC	380,000	Leased	2028
Manufacturing Plant	Cincinnati, OH	368,000	Owned	—
Warehouse	Chester, VA	353,000	Leased	2028
Manufacturing Plant	Sandston, VA	326,000	Owned	—
Manufacturing Plant	West Memphis, AR	326,000	Owned	—
Manufacturing Plant	Roanoke, VA	310,000	Owned	—
Distribution Center	Erlanger, KY	301,000	Leased	2034
Distribution Center	Louisville, KY	300,000	Leased	2030
Manufacturing Plant	Twinsburg, OH	287,000	Owned	—
Warehouse	Hanover, MD	278,000	Leased	2027
Distribution Center	Hanover, MD	276,000	Leased	2034
Distribution Center	Memphis, TN	266,000	Leased	2025
Distribution Center	Clayton, NC	233,000	Leased	2026
Manufacturing Plant	Nashville, TN	220,000	Leased	2029
Distribution Center	La Vergne, TN	220,000	Leased	2026
Distribution Center	Sandston, VA	210,000	Owned	—
Corporate Headquarters(2)(3)	Charlotte, NC	172,000	Leased	2029
Manufacturing Plant	Baltimore, MD	155,000	Owned	—
Manufacturing Plant	Silver Spring, MD	104,000	Owned	—

(1)Includes a 535,000-square foot manufacturing plant and an adjacent 115,000-square foot distribution center.
(2)Includes two adjacent buildings totaling approximately 172,000 square feet.
(3)The lease for this facility is with a related party.

The Company believes all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted. The Company has production capacity to meet its current operational requirements. The estimated utilization percentage of the Company’s manufacturing plants, which fluctuates with the seasonality of the business, as of December 31, 2023, is indicated below:

Location	Utilization(1)	Location	Utilization(1)
Roanoke, VA	94%	Cincinnati, OH	80%
Nashville, TN	83%	Charlotte, NC	76%
Indianapolis, IN	82%	West Memphis, AR	72%
Silver Spring, MD	81%	Sandston, VA	72%
Baltimore, MD	80%	Twinsburg, OH	58%

(1)Estimated production divided by capacity, based on expected operations of six days per week and 20 hours per day.

In addition to the facilities noted above, the Company utilizes a portion of the production capacity from the 261,000-square foot manufacturing plant owned by SAC, a manufacturing cooperative located in Bishopville, South Carolina.

The Company’s products are generally transported to distribution centers for storage pending sale. There were no changes to the number of distribution centers by market area between December 31, 2023 and January 26, 2024.

As of January 26, 2024, the Company owned and operated approximately 4,300 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 2,700 were route delivery trucks. In addition, the Company owned approximately 452,000 beverage dispensing and vending machines for the sale of beverage products in the Company’s territories as of January 26, 2024.

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

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	69
David M. Katz	President and Chief Operating Officer	55
F. Scott Anthony	Executive Vice President and Chief Financial Officer	60
Matthew J. Blickley	Senior Vice President, Financial Planning and Chief Accounting Officer	42
Robert G. Chambless	Executive Vice President, Franchise Beverage Operations	58
Donell W. Etheridge	Executive Vice President, Product Supply Operations	55
Morgan H. Everett	Vice Chair of the Board of Directors	42
E. Beauregarde Fisher III	Executive Vice President, General Counsel and Secretary	55
Christine A. Motherwell	Senior Vice President, Human Resources	45
N. Brent Tollison	Senior Vice President, Public Affairs, Communications, Community, and Sustainability	50

Mr. J. Frank Harrison, III was elected Chairman of the Board of Directors of the Company in December 1996 and Chief Executive Officer of the Company in May 1994. Mr. Harrison served as Vice Chairman of the Board of Directors of the Company from November 1987 to December 1996. He was first employed by the Company in 1977 and also served as a Division Sales Manager and as a Vice President.

Mr. David M. Katz was elected President and Chief Operating Officer of the Company in December 2018. Prior to that, he served in various positions within the Company, including Executive Vice President and Chief Financial Officer from January 2018 to December 2018, Executive Vice President, Product Supply and Culture & Stewardship from April 2017 to January 2018, Executive Vice President, Human Resources from April 2016 to April 2017 and Senior Vice President from January 2013 to March 2016. He held the position of Senior Vice President, Midwest Region for CCR, a wholly owned subsidiary of The Coca‑Cola Company, from November 2010 to December 2012. Previously, Mr. Katz was Vice President, Sales Operations for the East Business Unit of Coca‑Cola Enterprises Inc. (“CCE”), a distributor, marketer and manufacturer of nonalcoholic beverages primarily for The Coca‑Cola Company, from January 2010 to November 2010. From 2008 to 2010, he served as Chief Procurement Officer and as President and Chief Executive Officer of CCBSS, a company formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca‑Cola bottling system. He began his Coca‑Cola career in 1993 with CCE as a Logistics Consultant.

Mr. F. Scott Anthony was elected Executive Vice President and Chief Financial Officer of the Company in December 2018. Prior to that, he served as Senior Vice President, Treasurer of the Company from November 2018 to December 2018. Before joining the Company, Mr. Anthony served as Executive Vice President, Chief Financial Officer of Ventura Foods, LLC, a privately held food solutions company, from April 2011 to September 2018. Previously, Mr. Anthony spent 21 years with CCE, a distributor, marketer and manufacturer of nonalcoholic beverages primarily for The Coca‑Cola Company, in a variety of roles, including Vice President, Chief Financial Officer of CCE’s North America division, Vice President, Investor Relations & Planning, and Director, Acquisitions & Investor Relations.

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

Ms. Christine A. Motherwell was elected Senior Vice President, Human Resources of the Company in September 2021, effective January 2022. Prior to that, she served in various positions within the Company, including Vice President, Human Resources Business Partner from October 2019 to December 2021, Vice President, Home Market Sales from April 2016 to September 2019, Vice President, Walmart/Club from April 2015 to March 2016 and Senior Director, Customer Development – Walmart from February 2013 to March 2015. Before joining the Company, Ms. Motherwell was National Account Executive, Publix of The Coca‑Cola Company, the world’s largest nonalcoholic beverage company, from December 2011 to February 2013. Prior to that, Ms. Motherwell was with CCR, a wholly owned subsidiary of The Coca‑Cola Company, where she served as Director, Sales from January 2011 to December 2011 and as Sales Center Manager from October 2009 to December 2010.

Mr. N. Brent Tollison was elected Senior Vice President, Public Affairs, Communications, Community, and Sustainability of the Company in May 2023, a role he had held in an interim capacity since November 2022. From June 2021 to August 2023, he served as Senior Vice President, Assistant to the President and Chief Operating Officer of the Company. Prior to that, Mr. Tollison was Vice President of Commercial Sales at W.W. Grainger, Inc., a broad line, business-to-business distributor of maintenance, repair and operating products and services with operations primarily in North America, Japan and the United Kingdom, from May 2014 to June 2021. Previously, he served in various roles of increasing responsibility within the Coca‑Cola system for approximately 18 years, including Vice President of Sales and Operations – Northeast of The Coca‑Cola Company, the world’s largest nonalcoholic beverage company, from June 2013 to April 2014, Vice President of Region Sales – New York Market Unit of CCR, a wholly owned subsidiary of The Coca‑Cola Company, from October 2011 to June 2013, Market Unit Vice President – Virginia of CCR from January 2011 to October 2011, Vice President of Convenience Retail – East Business Unit of CCE, a distributor, marketer and manufacturer of nonalcoholic beverages primarily for The Coca‑Cola Company, from November 2008 to January 2011 and Vice President of Convenience Retail – Southeast Business Unit of CCE from September 2007 to November 2008.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on The Nasdaq Global Select Market under the symbol “COKE.” There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at any time at the option of the holder.

The Company’s Board of Directors determines the amount and frequency of dividends declared and paid by the Company in light of the earnings and financial condition of the Company at such time. No assurance can be given that dividends will be declared or paid in the future.

As of January 26, 2024, the number of stockholders of record of the Common Stock and the Class B Common Stock was 1,198 and six, respectively.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 30, 2018 and ending December 31, 2023. The peer group is comprised of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company, Primo Water Corporation (f/k/a Cott Corporation) and PepsiCo, Inc.

The graph assumes $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and each of the companies within the peer group on December 30, 2018, and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Coca-Cola Consolidated, Inc., the S&P 500 Index and a Peer Group

$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$528.65
$348.60
$289.03
$164.15
$149.46
$155.68
$200.37
$164.08
$207.21
$131.49
$122.90
$131.85
$152.74
$164.47
$158.12
12/30/2018
12/29/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Coca-Cola Consolidated, Inc.
S&P 500
Peer Group

*Assumes $100 invested on 12/30/2018 in stock or index, including reinvestment of dividends.
Index calculated on a month-end basis.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company is intended to help the reader understand our financial condition and results of operations and is provided as an addition to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements. The consolidated financial statements include the accounts and the consolidated operations of the Company and its majority-owned subsidiaries. All comparisons are to the prior year unless specified otherwise.

The periods presented are the fiscal years ended December 31, 2023 (“2023”) and December 31, 2022 (“2022”). Information concerning the fiscal year ended December 31, 2021 (“2021”) and a comparison of 2022 and 2021 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2022, filed with the SEC on February 22, 2023.

The Company manages its business on the basis of three operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

Executive Summary

Net sales increased 7% to $6.65 billion in 2023, with standard physical case volume down 1.9% when compared to the prior year. The increase in net sales was driven primarily by price increases across our product portfolio during the second half of 2022 and the beginning of 2023. Volume continued to outperform the price elasticities we have historically experienced with higher pricing. Sparkling and Still net sales increased 10.5% and 6.4%, respectively, compared to 2022. While Sparkling volume decreased 0.3% in 2023, we experienced strong consumer demand for our multi-serve can packages as well as our Immediate Consumption products. Brands within the Sparkling category benefited from solid performance in our on-premise sales channels, as more consumers returned to pre-COVID work and leisure routines. Additionally, Sparkling sales at our Club store channels were strong as consumers sought value-oriented packages during 2023. Still volume decreased 6.1% in 2023, as the overall Sports Drinks category slowed considerably. Other Still categories such as Energy and Enhanced Water continued to perform well, with Monster Energy and glacéau smartwater both achieving solid growth in 2023.

Gross profit in 2023 increased $320.8 million, or 14%, while gross margin increased 240 basis points to 39.1%. The improvement in gross profit resulted primarily from higher prices for our products and a moderation of prices for certain commodities. Compared to 2022, gross margin also benefited from the increased mix of Sparkling beverages, which generally carry higher gross margins than Still packages.

Selling, delivery and administrative (“SD&A”) expenses in 2023 increased $127.4 million, or 8%. SD&A expenses as a percentage of net sales in 2023 increased 10 basis points to 26.5% as compared to 2022. The increase in SD&A expenses related primarily to an increase in labor costs and certain investments in our teammates, including incentive compensation expense, to reward their performance and contributions in achieving strong operating results.

Income from operations in 2023 increased $193.4 million to $834.5 million. Income tax expense in 2023 was $149.1 million, compared to $144.9 million in 2022. The effective income tax rate for 2023 was 26.7%, compared to 25.2% for 2022. The increase in the effective income tax rate was primarily the result of lower income before taxes and an increase in certain nondeductible amounts as compared to 2022.

Net income decreased $21.8 million in 2023 to $408.4 million as compared to 2022. Net income in 2023 was adversely impacted by fair value adjustments to our acquisition related contingent consideration liability, driven by changes in the discount rate and future cash flow projections used to calculate the fair value of the liability. Additionally, net income in 2023 included a non-cash charge of $112.8 million related to the full settlement of our primary pension plan benefit liabilities.

Cash flows provided by operations in 2023 were $810.7 million, compared to $554.5 million in 2022. Cash flows from operations reflected our strong operating performance during 2023. During 2023, we invested $282.3 million in capital expenditures as we continued to optimize our supply chain and invest for future growth.

Areas of Emphasis

Key priorities for the Company include executing our commercial strategy, executing our revenue management strategy, optimizing our supply chain, generating cash flow, determining the optimal route to market and creating a digitally enabled selling platform.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company undertook significant capital expenditures to optimize our supply chain and to invest for future growth during 2023, and expects to continue to make significant investments during 2024.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures. We believe strengthening our balance sheet gives us the flexibility to make optimal capital allocation decisions for long-term value creation.

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territory. Our typical direct store delivery method uses Company-owned vehicles and warehouses, but we are increasingly using alternative methods of distribution. For example, in instances of post-mix delivery for use in fountain machines, we have shifted our delivery method to alternative distributors in order to enhance customer service and profitability. In instances of bottle/can delivery, we are shifting certain products for certain customers and channels of business to alternative routes to market. These alternative routes to market include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company. In 2023, more than half of our post-mix gallons and less than 10% of our bottle/can volume was delivered through alternative routes to market.

Digitally Enabled Selling Platform: Through our investment in CONA, we, along with other Coca-Cola bottlers, are building a digitally enabled selling platform called MyCoke 360 that we believe will enable us to better serve our customers. This platform will enable a more seamless order and payment platform for certain customers and we expect this platform will enable us to enhance customer service and create more selling opportunities for our teammates. This platform is targeted to certain on-premise and small store customers.

Results of Operations

The Company’s results of operations for 2023 and 2022 are highlighted in the table below and discussed in the following paragraphs.

	Fiscal Year
(in thousands)	2023	2022	Change
Net sales	$6,653,858	$6,200,957	$452,901
Cost of sales	4,055,147	3,923,003	132,144
Gross profit	2,598,711	2,277,954	320,757
Selling, delivery and administrative expenses	1,764,260	1,636,907	127,353
Income from operations	834,451	641,047	193,404
Interest (income) expense, net	(918)	24,792	(25,710)
Mark-to-market on acquisition related contingent consideration	159,354	32,301	127,053
Pension plan settlement expense	112,796	—	112,796
Other expense, net	5,738	8,867	(3,129)
Income before taxes	557,481	575,087	(17,606)
Income tax expense	149,106	144,929	4,177
Net income	408,375	430,158	(21,783)
Other comprehensive income, net of tax	80,561	15,626	64,935
Comprehensive income	$488,936	$445,784	$43,152

Net Sales

Net sales increased $452.9 million, or 7.3%, to $6.65 billion in 2023, as compared to $6.20 billion in 2022. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $515 million. The increase in net sales was partially offset by lower case sales volume as compared to 2022, which decreased net sales by approximately $110 million.

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2023	2022	% Change
Bottle/can sales:
Sparkling beverages	$3,892,133	$3,521,273	10.5%
Still beverages	2,149,639	2,020,100	6.4%
Total bottle/can sales	6,041,772	5,541,373	9.0%

Other sales:
Sales to other Coca‑Cola bottlers	353,819	349,837	1.1%
Post-mix sales and other	258,267	309,747	(16.6)%
Total other sales	612,086	659,584	(7.2)%

Total net sales	$6,653,858	$6,200,957	7.3%

The decline in post-mix sales and other in 2023 as compared to 2022 was related to a shift in how we deliver post-mix products to our customers. The Company has shifted to a broader use of alternative distributors, rather than Company-owned vehicles and warehouses, to deliver post-mix products to customers in our territory. We receive a fee from a vendor on these post-mix gallons delivered to locally managed customers in our territory, which is recorded as a reduction to cost of sales. This transition has occurred over the past several years but accelerated in 2023 and is expected to be more prevalent in 2024. More than half of the post-mix gallons sold to local customers in our franchise territory in 2023 were delivered using these alternative distribution methods.

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Fiscal Year
(in thousands)	2023	2022	% Change
Bottle/can sales volume:
Sparkling beverages	263,872	264,735	(0.3)%
Still beverages	91,495	97,456	(6.1)%
Total bottle/can sales volume	355,367	362,191	(1.9)%

A standard physical case is a volume metric used to standardize differing package configurations in order to measure delivered cases on an equivalent basis. As the Company evaluates its volume metrics, it reassesses the way in which physical case volume is measured, which may lead to differences from previously presented results in order to conform with current period standard volume measurement techniques, as used by management. Additionally, as the Company introduces new products, it reassesses the category assigned to its products at the SKU level, therefore categorization could differ from previously presented results in order to conform with current period categorization. Any differences are not material.

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, as well as in response to customer demands, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than through Company-owned vehicles and warehouses.

As a result of not physically delivering the product, the sales volume delivered using these alternative methods of distribution is not reflected in our volume metrics. However, because we have the exclusive distribution rights for non-alcoholic beverages within our franchise territory, we receive fees for the delivery of qualified product in our territory. These fees are reported in net sales. Changes in the delivery of our products to our customers has impacted, and will continue to impact, our reported volume and net sales. This transition has occurred over the past several years but accelerated in 2023 and is expected to be more prevalent in 2024. Less than 10% of the bottle/can volume sold in our franchise territory in 2023 was delivered using these alternative routes to market.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2023	2022
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	21%	20%
The Kroger Company	14%	12%
Total approximate percent of the Company’s total bottle/can sales volume	35%	32%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	17%	16%
The Kroger Company	11%	10%
Total approximate percent of the Company’s total net sales	28%	26%

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits and post-mix funding from brand companies. Raw material costs represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $132.1 million, or 3.4%, to $4.06 billion in 2023, as compared to $3.92 billion in 2022. The increase in cost of sales was driven by higher input costs, including concentrate and manufacturing costs, which increased cost of sales by approximately $180 million. The increase in cost of sales was partially offset by lower case sales volume as compared to 2022, which decreased cost of sales by approximately $40 million.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $164.5 million in 2023, as compared to $147.3 million in 2022.

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

SD&A expenses increased $127.4 million, or 7.8%, to $1.76 billion in 2023, as compared to $1.64 billion in 2022. SD&A expenses as a percentage of net sales increased to 26.5% in 2023 from 26.4% in 2022. Of the increase in SD&A expenses, approximately $72 million was related to an increase in labor costs and certain investments in our teammates, including incentive compensation expense, to reward their performance and contributions in achieving strong operating results. In addition, approximately $30 million of the increase in SD&A expenses was attributable to higher transportation costs, including fleet repairs, as well as changes in our fuel commodity hedge positions as compared to 2022. Approximately $12 million of the increase in SD&A expenses was driven by an increase in commitments to various charities and donor-advised funds in light of the Company’s financial performance.

Shipping and handling costs included in SD&A expenses were approximately $780 million in 2023 and approximately $757 million in 2022.

Interest (Income) Expense, Net

Interest (income) expense, net in 2023 totaled $0.9 million of interest income, net, as compared to $24.8 million of interest expense, net in 2022. The change in interest (income) expense, net was primarily a result of an increase in interest income due to higher cash and cash equivalent balances and increased yields as compared to 2022. The increase in yields was due to the rising rate environment and related to cash deposits and investments in money market funds and U.S. Treasury securities, which contributed to additional interest income as compared to the prior year.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration increased $127.1 million to $159.4 million in 2023, as compared to $32.3 million in 2022.

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

The change in the fair value of the acquisition related contingent consideration liability in 2023 as compared to 2022 was primarily driven by changes in the discount rate and projections of future cash flows used to calculate the fair value of the liability.

Pension Plan Settlement Expense

During 2023, the Company recognized a non-cash charge of $112.8 million related to the full settlement of the primary Company-sponsored pension plan (the “Primary Plan”) benefit liabilities, including final premium adjustments, which was recorded as pension plan settlement expense in the consolidated statement of operations for that year. The charge related primarily to a reclassification of actuarial losses from accumulated other comprehensive loss. As of December 31, 2023, there were no gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan. As of December 31, 2022, there were approximately $117 million of gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan. See Note 17 to the consolidated financial statements for additional information related to the Company’s pension plans.

Other Expense, Net

Other expense, net decreased $3.1 million to $5.7 million in 2023, as compared to $8.9 million in 2022. The decrease in other expense, net was primarily driven by changes in the actuarial assumptions related to our pension and postretirement plan liabilities.

Income Tax Expense

The Company’s effective income tax rate was 26.7% for 2023 and 25.2% for 2022. The Company’s income tax expense increased $4.2 million, or 2.9%, to $149.1 million in 2023, as compared to $144.9 million in 2022. The increase in the effective income tax rate was primarily attributable to lower income before taxes and an increase in certain nondeductible amounts during 2023 as compared to 2022.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $80.6 million in 2023 and $15.6 million in 2022. As noted in the discussion of pension plan settlement expense above, the Company recognized a non-cash charge of $112.8 million during 2023 related to the full settlement of the Primary Plan benefit liabilities. A corresponding benefit was recognized within other comprehensive income, net of tax due to the reclassification of certain previously recognized actuarial losses from accumulated other comprehensive loss. See Note 17 to the consolidated financial statements for additional information related to the Company’s pension plans.

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

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2023	2022
Net sales:
Nonalcoholic Beverages	$6,562,622	$6,081,357
All Other	370,748	399,359
Eliminations(1)	(279,512)	(279,759)
Consolidated net sales	$6,653,858	$6,200,957

Income from operations:
Nonalcoholic Beverages	$841,491	$639,136
All Other	(7,040)	1,911
Consolidated income from operations	$834,451	$641,047

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

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	Fiscal Year 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,598,711	$1,764,260	$834,451	$557,481	$408,375	$43.56
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	159,354	119,834	12.78
Fair value adjustments for commodity derivative instruments(2)	(1,220)	(2,281)	1,061	1,061	798	0.09
Supply chain optimization(3)	1,296	—	1,296	1,296	975	0.10
Pension plan settlement expense(4)	—	—	—	112,796	84,823	9.05
Total reconciling items	76	(2,281)	2,357	274,507	206,430	22.02
Adjusted results (non-GAAP)	$2,598,787	$1,761,979	$836,808	$831,988	$614,805	$65.58

Adjusted percentage change versus 2022	13.9%	7.6%	29.8%

	Fiscal Year 2022
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,277,954	$1,636,907	$641,047	$575,087	$430,158	$45.88
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	32,301	24,306	2.59
Fair value adjustments for commodity derivative instruments(2)	3,333	427	2,906	2,906	2,187	0.23
Supply chain optimization(3)	533	(73)	606	606	456	0.05
Total reconciling items	3,866	354	3,512	35,813	26,949	2.87
Adjusted results (non-GAAP)	$2,281,820	$1,637,261	$644,559	$610,900	$457,107	$48.75

Following is an explanation of non-GAAP adjustments:

(1)This non-cash fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and future cash flow projections of the distribution territories subject to acquisition related sub-bottling payments.

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

(4)This non-cash settlement expense relates to the termination of the Primary Plan during 2023.

Financial Condition

Total assets increased $579.4 million to $4.29 billion on December 31, 2023, as compared to $3.71 billion on December 31, 2022. Net working capital, defined as current assets less current liabilities, was $613.8 million on December 31, 2023, which was an increase of $273.1 million from December 31, 2022.

Significant changes in net working capital as of December 31, 2023 as compared to December 31, 2022 were as follows:

•An increase in cash and cash equivalents of $437.6 million, primarily as a result of cash flows relating to our strong operating performance.
•An increase in accounts receivable, trade of $23.9 million, driven primarily by increased net sales and the timing of cash receipts.
•A decrease in inventories of $25.6 million, primarily due to lower inventory levels for certain manufacturing materials compared to December 31, 2022.
•An increase in accounts payable, trade of $31.8 million, primarily due to the timing of cash payments.
•A decrease in accounts payable to The Coca‑Cola Company of $23.3 million, primarily as a result of the timing of cash payments.
•An increase in other accrued liabilities of $37.0 million, primarily due to an increase in the current portion of the acquisition related contingent consideration liability.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of December 31, 2023, the Company had $635.3 million in cash and cash equivalents. The Company’s cash equivalents balance at December 31, 2023 consisted predominantly of investments in money market funds and U.S. Treasury securities with maturities of 90 days or less. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the consolidated financial statements.

The Company’s long-term debt as of December 31, 2023 and December 31, 2022 was as follows:

(in thousands)	Maturity Date	December 31, 2023	December 31, 2022
Senior bonds and unamortized discount on senior bonds(1)	11/25/2025	$349,983	$349,974
Revolving credit facility(2)(3)	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(824)	(1,157)
Total long-term debt		$599,159	$598,817

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(3)During 2023, the Company amended its revolving credit facility to complete the transition of the interest rate index from the London InterBank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR), as contemplated in the revolving credit facility.

The indenture under which the Company’s senior bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2023. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of December 31, 2023, the Company’s credit ratings and outlook for its long-term debt were as follows:

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

On December 5, 2023, the Company announced that its Board of Directors had declared (i) a regular quarterly cash dividend of $0.50 per share on the Common Stock and the Class B Common Stock of the Company and (ii) a special cash dividend of $16.00 per share on the Common Stock and the Class B Common Stock of the Company, each payable on February 9, 2024 to stockholders of record of the Common Stock and the Class B Common Stock as of the close of business on January 26, 2024. The total dividends paid on February 9, 2024 were approximately $155 million.

We review supplier terms and conditions on an ongoing basis, and have negotiated payment term extensions in recent years in connection with our efforts to improve cash flow and working capital. Separate from those term extension actions, the Company has an agreement with a third-party financial institution to facilitate a supply chain finance (“SCF”) program, which allows qualifying suppliers to sell their receivables from the Company to the financial institution in order to negotiate shorter payment terms on outstanding receivable arrangements. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program. See Note 12 to the consolidated financial statements for additional information related to the Company’s SCF program.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2023	2022
Beginning balance - Level 3 liability	$541,491	$542,105
Payments of acquisition related contingent consideration	(28,208)	(36,515)
Reclassification to current payables	(3,300)	3,600
Increase in fair value	159,354	32,301
Ending balance - Level 3 liability	$669,337	$541,491

Cash Sources and Uses

A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2023	2022
Cash Sources:
Net cash provided by operating activities(1)	$810,690	$554,506
Proceeds from the sale of property, plant and equipment	695	7,369
Total cash sources	$811,385	$561,875

Cash Uses:
Additions to property, plant and equipment	$282,304	$298,611
Cash dividends paid	46,868	9,374
Payments of acquisition related contingent consideration	28,208	36,515
Investment in equity method investees	13,741	3,094
Payments on financing lease obligations	2,303	2,988
Debt issuance fees	340	310
Acquisition of distribution rights	—	30,649
Payments on term loan facility and senior notes	—	125,000
Total cash uses	$373,764	$506,541
Net increase in cash	$437,621	$55,334

(1)Net cash provided by operating activities in 2023 included net income tax payments of $200.8 million and pension plan contributions of $16.3 million. Net cash provided by operating activities in 2022 included net income tax payments of $141.0 million, pension plan contributions of $26.0 million and payment of deferred payroll taxes under the Coronavirus Aid, Relief and Economic Security Act of $18.7 million.

Cash Flows From Operating Activities

During 2023, cash provided by operating activities was $810.7 million, which was an increase of $256.2 million as compared to 2022. The cash flows from operations were primarily the result of our strong operating performance. As a result of the Company’s strong cash flows from operations, the Company was able to invest in property, plant and equipment and to pay a special cash dividend, as further discussed in the following sections.

Cash Flows From Investing Activities

During 2023, cash used in investing activities was $295.4 million, which was a decrease of $29.6 million as compared to 2022. The decrease was partially a result of fewer additions to property, plant and equipment, which were $282.3 million during 2023 and $298.6 million during 2022. CCBCC Operations, LLC, a wholly owned subsidiary of the Company, purchased the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina during 2022 for a purchase price of $60.0 million, which was included in additions to property, plant and equipment for that period. There were $59.0 million and $44.8 million of additions to property, plant and equipment accrued in accounts payable, trade as of December 31, 2023 and December 31, 2022, respectively.

The decrease in cash used in investing activities as compared to 2022 was also driven by the acquisition of $30.1 million of additional BODYARMOR distribution rights during 2022. The decrease in cash used in investing activities as compared to 2022 was partially offset by an increase of approximately $11 million in our investment in equity method investees.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2024 to be in the range of approximately $300 million to $350 million.

Cash Flows From Financing Activities

During 2023, cash used in financing activities was $77.7 million, which was a decrease of $96.5 million as compared to 2022. The decrease was primarily a result of the repayment of $125.0 million of debt during 2022. This was partially offset by dividend payments of $46.9 million during 2023 (which included a special cash dividend of $3.00 per share), as compared to $9.4 million during 2022.

The Company had cash payments for acquisition related contingent consideration of $28.2 million during 2023 and $36.5 million during 2022. For the next five years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $70 million.

Material Contractual Obligations

The Company had a number of contractual obligations and commercial obligations as of December 31, 2023 that are material to an assessment of the Company’s short- and long-term cash requirements.

The Company has outstanding long-term debt of $600.0 million, none of which is contractually due in 2024. The remaining interest payments on the Company’s debt obligations are $73.4 million determined in reference to the contractual terms of such debt, of which $23.2 million is due in 2024. All of the Company’s long-term debt instruments have fixed interest rates, and, thus, are not impacted by fluctuations in interest rates, with the exception of the Company’s revolving credit facility, which did not have any outstanding borrowings as of December 31, 2023.

The Company’s acquisition related contingent consideration liability relates to acquisition related sub-bottling payments required in certain distribution territories under the CBA and totaled $669.3 million as of December 31, 2023. The future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. The Company’s short-term portion of the acquisition related contingent consideration liability was $64.5 million as of December 31, 2023 and was included within other accrued liabilities in the consolidated balance sheets.

The Company is obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. Based on information available as of December 31, 2023, the Company estimates this purchase obligation to be $71.1 million, all of which is expected to occur in 2024.

The Company has $146.9 million in total minimum operating lease obligations including interest, of which $29.9 million are due in 2024. The Company has $8.2 million in total minimum financing lease obligations including interest, of which $2.8 million are due in 2024.

As of December 31, 2023, the Company estimated obligations for its executive benefit plans to be $184.4 million, of which $30.9 million is expected to be paid in 2024.

The Company provides postretirement benefits for employees meeting specified qualifying criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. As of December 31, 2023, the Company had obligations related to its postretirement benefits plan of $63.8 million, of which $3.2 million is expected to be paid in 2024.

The Company is a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation has no minimum purchase requirements; however, purchases from Southeastern were $146.9 million during 2023 and are expected to remain material in future foreseeable periods. See Note 20 to the consolidated financial statements for additional information related to Southeastern.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2023, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $130.5 million, of which $30.0 million is expected to be paid in 2024.

On December 5, 2023, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.50 per share, as well as a special cash dividend of $16.00 per share, on the Common Stock and the Class B Common Stock of the Company. Both dividends are payable on February 9, 2024 to stockholders of record of the Common Stock and the Class B Common Stock as of the close of business on January 26, 2024. As of December 31, 2023, dividends declared but not yet paid were $154.7 million.

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

	Fiscal Year
(in thousands)	2023	2022
Increase in cost of sales	$1,656	$3,335
Increase (decrease) in SD&A expenses	5,928	(16,390)
Net impact	$7,584	$(13,055)

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment and other intangibles when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair values of the long-lived assets. During 2023 and 2022, the Company performed periodic reviews of property, plant and equipment and other intangibles and determined no material impairment existed.

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

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value. The Company’s goodwill impairment assessment includes a qualitative assessment to determine whether it is more likely than not that the fair value of the goodwill is below its carrying value, each year, and more often if there are significant changes in business conditions that could result in impairment. When a quantitative analysis is considered necessary for the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches: (i) market value, using the Company’s stock price plus outstanding debt; (ii) discounted cash flow analysis; and (iii) multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter during both 2023 and 2022 and determined there was no impairment of the carrying values of these assets. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2023 annual test date.

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

Pension and Postretirement Benefit Obligations

The Company has historically sponsored two pension plans. The Primary Plan was frozen as of June 30, 2006 and no benefits accrued to participants after that date. During 2023, the Primary Plan was fully settled, and the Company recognized a non-cash charge of $112.8 million related to the full settlement of the Primary Plan benefit liabilities, which was recorded as pension plan settlement expense in the consolidated statement of operations for that year. There were no remaining benefit liabilities or associated estimates related to the Primary Plan as of December 31, 2023. See Note 17 for additional discussion of the termination of the Primary Plan.

The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company also sponsors a postretirement healthcare plan for employees meeting specified qualifying criteria.

Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the Bargaining Plan. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. See Note 17 to the consolidated financial statements for additional information.

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Bargaining Plan was 5.16% in 2023 and 5.34% in 2022. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation. The Company determines an appropriate discount rate annually for the Bargaining Plan based on the Aon AA Above Median yield curve as of the measurement date and reviews the discount rate assumption at the end of each year. See Note 17 to the consolidated financial statements for additional information.

Pension costs for the Bargaining Plan were $3.7 million in 2023 and $6.8 million in 2022.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and the net periodic pension cost for the Bargaining Plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 31, 2023	$(1,996)	$2,136
Net periodic pension cost in 2023	(194)	206

The weighted average expected long-term rate of return of plan assets used in computing net periodic pension cost for the Bargaining Plan was 7.00% in 2023 and 5.50% in 2022. These rates reflect an estimate of long-term future returns for the pension plan assets, and the estimate is primarily a function of the asset classes (equities versus fixed income) in which the Bargaining Plan assets are invested. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type for the Bargaining Plan. The actual return on pension plan assets for the Bargaining Plan was a gain of 13.5% in 2023 and a loss of 24.6% in 2022.

The Company sponsors a postretirement healthcare plan for employees meeting specified qualifying criteria. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the net periodic postretirement benefit cost and the postretirement benefit obligation for this plan. These factors include assumptions about the discount rate and the expected growth rate for the cost of healthcare benefits. In addition, the Company uses subjective factors such as withdrawal and mortality rates to estimate the projected liability under this plan. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. The Company does not prefund its postretirement benefits and has the right to modify or terminate certain of these benefits in the future.

The discount rate assumption, the annual healthcare cost trend and the ultimate trend rate for healthcare costs are key estimates which can have a significant impact on the net periodic postretirement benefit cost and the postretirement benefit obligation in future periods. The Company annually determines the healthcare cost trend based on recent actual medical trend experience and projected experience for subsequent years.

The discount rate assumptions used to determine the postretirement benefit obligation are based on the annual yield on long-term corporate bonds as of the plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 5.02% in 2023 and 5.19% in 2022. The discount rate was derived using the Aon AA Above Median yield curve. Projected benefit payouts for the plan were matched to the Aon AA Above Median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and the net periodic postretirement benefit cost for the Company’s postretirement healthcare plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2023	$(1,616)	$1,692
Net periodic postretirement benefit cost in 2023	25	(26)

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation), disruption of supply or unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients and product safety and sustainability; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or on our best behalf and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our information technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ information technology systems; unfavorable changes in the general economy; the concentration risks among our customers and suppliers; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; the impact of any pandemic or public health situation; and the risks discussed in “Item 1A. Risk Factors” of this report and elsewhere herein.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of December 31, 2023. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of December 31, 2023, there would be no change to interest expense for the next 12 months.

The Company’s acquisition related contingent consideration liability, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future expected acquisition related sub-bottling payments due under the CBA. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period. The Company estimates a 10-basis point change in the underlying risk-free interest rate used to estimate the Company’s WACC would result in a change of approximately $6 million to the Company’s acquisition related contingent consideration liability.

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

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 3.4% in 2023, 6.5% in 2022 and 7.0% in 2021. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI.

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase both cost of goods sold and SD&A expenses. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover these increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 8.Financial Statements and Supplementary Data.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2023	2022	2021
Net sales	$6,653,858	$6,200,957	$5,562,714
Cost of sales	4,055,147	3,923,003	3,608,527
Gross profit	2,598,711	2,277,954	1,954,187
Selling, delivery and administrative expenses	1,764,260	1,636,907	1,515,016
Income from operations	834,451	641,047	439,171
Interest (income) expense, net	(918)	24,792	33,449
Mark-to-market on acquisition related contingent consideration	159,354	32,301	146,308
Pension plan settlement expense	112,796	—	—
Other expense, net	5,738	8,867	4,265
Income before taxes	557,481	575,087	255,149
Income tax expense	149,106	144,929	65,569
Net income	$408,375	$430,158	$189,580

Basic net income per share:
Common Stock	$43.56	$45.88	$20.23
Weighted average number of Common Stock shares outstanding	8,369	8,117	7,141

Class B Common Stock	$43.56	$45.93	$20.23
Weighted average number of Class B Common Stock shares outstanding	1,005	1,257	2,232

Diluted net income per share:
Common Stock	$43.48	$45.74	$20.17
Weighted average number of Common Stock shares outstanding – assuming dilution	9,392	9,405	9,400

Class B Common Stock	$43.40	$45.76	$20.16
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,023	1,288	2,259

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2023	2022	2021
Net income	$408,375	$430,158	$189,580

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain	3,762	7,742	14,965
Prior service credits (costs)	8	(116)	3
Pension plan settlement	82,822	—	—
Postretirement benefits reclassification including benefit costs:
Actuarial (loss) gain	(6,031)	7,991	3,089
Interest rate swap	—	—	556
Foreign currency translation adjustment	—	9	(23)
Other comprehensive income, net of tax	80,561	15,626	18,590
Comprehensive income	$488,936	$445,784	$208,170

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$635,269	$197,648
Accounts receivable, trade	555,933	532,047
Allowance for doubtful accounts	(16,060)	(16,119)
Accounts receivable from The Coca-Cola Company	51,936	35,786
Accounts receivable, other	67,533	54,631
Inventories	321,932	347,545
Prepaid expenses and other current assets	88,585	94,263
Total current assets	1,705,128	1,245,801
Property, plant and equipment, net	1,320,563	1,183,730
Right-of-use assets - operating leases	122,708	140,588
Leased property under financing leases, net	4,785	6,431
Other assets	145,213	115,892
Goodwill	165,903	165,903
Distribution agreements, net	817,143	842,035
Customer lists, net	7,499	9,165
Total assets	$4,288,942	$3,709,545

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$26,194	$27,635
Current portion of obligations under financing leases	2,487	2,303
Accounts payable, trade	383,562	351,729
Accounts payable to The Coca-Cola Company	139,499	162,783
Other accrued liabilities	237,994	200,977
Accrued compensation	146,932	126,921
Dividends payable	154,666	32,808
Total current liabilities	1,091,334	905,156
Deferred income taxes	128,435	150,222
Pension and postretirement benefit obligations	60,614	60,323
Other liabilities	866,499	753,357
Noncurrent portion of obligations under operating leases	102,271	118,763
Noncurrent portion of obligations under financing leases	5,032	7,519
Long-term debt	599,159	598,817
Total liabilities	2,853,344	2,594,157
Commitments and Contingencies
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none	—	—
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none	—	—
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued - none	—	—
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 11,431,367 shares	11,431	11,431
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued - 1,632,810 shares	1,633	1,633
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none	—	—
Additional paid in capital	135,953	135,953
Retained earnings	1,352,111	1,112,462
Accumulated other comprehensive loss	(4,276)	(84,837)
Treasury stock, at cost: Common Stock - 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity	1,435,598	1,115,388
Total liabilities and equity	$4,288,942	$3,709,545

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$408,375	$430,158	$189,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	153,472	147,962	157,320
Amortization of intangible assets and deferred proceeds, net	23,494	23,628	23,245
Fair value adjustment of acquisition related contingent consideration	159,354	32,301	146,308
Pension plan settlement expense	112,796	—	—
Deferred income taxes	(49,021)	8,977	(9,183)
Loss on sale of property, plant and equipment	7,181	5,642	5,921
Amortization of debt costs	991	1,012	1,256
Deferred payroll taxes under CARES Act	—	(18,739)	(18,739)
Impairment and abandonment of property, plant and equipment	—	—	3,200
Change in current assets less current liabilities	29,138	(74,784)	30,595
Change in other noncurrent assets	12,708	31,779	16,003
Change in other noncurrent liabilities	(47,798)	(33,430)	(23,751)
Total adjustments	402,315	124,348	332,175
Net cash provided by operating activities	$810,690	$554,506	$521,755

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(282,304)	$(298,611)	$(155,693)
Investment in equity method investees	(13,741)	(3,094)	(2,531)
Proceeds from the sale of property, plant and equipment	695	7,369	5,274
Acquisition of distribution rights	—	(30,649)	(8,993)
Net cash used in investing activities	$(295,350)	$(324,985)	$(161,943)

Cash Flows from Financing Activities:
Cash dividends paid	$(46,868)	$(9,374)	$(9,374)
Payments of acquisition related contingent consideration	(28,208)	(36,515)	(39,097)
Payments on financing lease obligations	(2,303)	(2,988)	(4,778)
Debt issuance fees	(340)	(310)	(1,542)
Payments on term loan facility and senior notes	—	(125,000)	(287,500)
Borrowings under term loan facility	—	—	70,000
Payments on revolving credit facility	—	—	(55,000)
Borrowings under revolving credit facility	—	—	55,000
Net cash used in financing activities	$(77,719)	$(174,187)	$(272,291)

Net increase in cash	$437,621	$55,334	$87,521
Cash at beginning of year	197,648	142,314	54,793
Cash at end of year	$635,269	$197,648	$142,314

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2020	$10,204	$2,860	$135,953	$544,280	$(119,053)	$(60,845)	$(409)	$512,990
Net income	—	—	—	189,580	—	—	—	189,580
Other comprehensive income, net of tax	—	—	—	—	18,590	—	—	18,590
Dividends declared:
Common Stock ($1.00 per share)	—	—	—	(7,141)	—	—	—	(7,141)
Class B Common Stock ($1.00 per share)	—	—	—	(2,233)	—	—	—	(2,233)
Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786
Net income	—	—	—	430,158	—	—	—	430,158
Other comprehensive income, net of tax	—	—	—	—	15,626	—	—	15,626
Dividends declared:
Common Stock ($4.50 per share)	—	—	—	(37,354)	—	—	—	(37,354)
Class B Common Stock ($4.50 per share)	—	—	—	(4,828)	—	—	—	(4,828)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—
Balance on December 31, 2022	$11,431	$1,633	$135,953	$1,112,462	$(84,837)	$(60,845)	$(409)	$1,115,388
Net income	—	—	—	408,375	—	—	—	408,375
Other comprehensive income, net of tax	—	—	—	—	80,561	—	—	80,561
Dividends declared:
Common Stock ($18.00 per share)	—	—	—	(150,642)	—	—	—	(150,642)
Class B Common Stock ($18.00 per share)	—	—	—	(18,084)	—	—	—	(18,084)
Balance on December 31, 2023	$11,431	$1,633	$135,953	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid money market funds and debt instruments with maturities of 90 days or less. The Company maintains cash deposits with major banks, which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. Investments in debt securities with maturities of 90 days or less that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale.

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense for internal use software, which is included in depreciation expense, was $1.7 million in 2023, $3.0 million in 2022 and $5.4 million in 2021.

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

During 2023, 2022 and 2021, the Company performed its annual impairment test of goodwill and determined there was no impairment of the carrying value of these assets.

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

The expense and liability amounts recorded for the benefit plans reflect estimates related to interest rates, investment returns, employee turnover and age at retirement, mortality rates and healthcare costs. The Primary Plan was fully settled in 2023. The Company recognized a non-cash charge related to the full settlement of the Primary Plan benefit liabilities, which was recorded as pension plan settlement expense in the consolidated statement of operations for 2023, and there are no remaining benefit liabilities related to the Primary Plan as of December 31, 2023. See Note 17 for additional discussion of the termination of the Primary Plan. The Company determines an appropriate discount rate annually for the Bargaining Plan and the postretirement healthcare plan based on the Aon AA Above Median yield curve as of the measurement date and reviews the discount rate assumption at the end of each year. The service cost components of the net periodic benefit cost of the plans are charged to current operations, and the non-service cost components of the net periodic benefit cost of the plans are classified as other expense, net. In addition, certain other union employees are covered by plans provided by their respective union organizations and the Company expenses amounts as paid in accordance with union agreements.

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

Commodity derivative instruments held by the Company are marked to market on a quarterly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. The Company generally pays a fee for these commodity derivative instruments, which is amortized over the corresponding period of each commodity derivative instrument. Settlements of commodity derivative instruments are included in cash flows from operating activities in the consolidated statements of cash flows.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished products from manufacturing plants to distribution centers are included in cost of sales. Shipping and handling costs directly related to the movement of finished products from distribution centers to customer locations, including distribution center warehousing costs, are included in SD&A expenses.

Stock Compensation

The Company has a long-term performance equity plan (the “Long-Term Performance Equity Plan”) under which awards are earned and granted to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, based on the Company’s attainment during a performance period of performance measures specified by the Compensation Committee of the Company’s Board of Directors. Mr. Harrison may elect to have awards earned under the Long‑Term Performance Equity Plan settled in cash and/or shares of the Company’s Class B Common Stock. See Note 2 for additional information on the Long‑Term Performance Equity Plan.

Common Stock and Class B Common Stock

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on The Nasdaq Global Select Market under the symbol “COKE.” There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at any time at the option of the holder.

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

The Company’s Board of Directors has declared, and the Company has paid, dividends on the Common Stock and the Class B Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994. During 2023, dividends of $18.00 per share were declared and dividends of $5.00 per share were paid on both the Common Stock and the Class B Common Stock. Of the dividends declared in 2023, $16.50 per share of dividends declared but not yet paid as of December 31, 2023 were paid on February 9, 2024 to stockholders of record of the Common Stock and the Class B Common Stock as of the close of business on January 26, 2024. During 2022, dividends of $4.50 per share were declared and dividends of $1.00 per share were paid on both the Common Stock and the Class B Common Stock. During 2021, dividends of $1.00 per share were declared and paid on both the Common Stock and the Class B Common Stock. Total cash dividends paid were $46.9 million in 2023 and $9.4 million in both 2022 and 2021.

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

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Programs,” which requires additional quantitative and qualitative disclosures related to a company’s supply chain finance programs to enhance the transparency of these programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 in the first quarter of 2023, with the exception of the amendment on rollforward information, and the adoption did not have a material impact on its consolidated financial statements. See Note 12 for disclosures related to the Company’s supply chain finance program.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker (the “CODM”). It also requires disclosure and a description of the composition of other amounts by reportable segment, disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods and disclosure of the CODM’s title and process for assessing a reportable segment’s profit or loss. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years beginning after December 15, 2024. The Company evaluated the impact ASU 2023-07 will have on its consolidated financial statements and does not expect a material impact upon adoption.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold, and specific disaggregation of income taxes paid and tax expense. The amendment is effective for annual periods beginning after December 15, 2024. The Company has evaluated the impact ASU 2023-09 will have on its consolidated financial statements and does not expect a material impact upon adoption.

2.Related Party Transactions

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of December 31, 2023, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

As of December 31, 2023, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2023	2022	2021
Payments made by the Company to The Coca-Cola Company(1)	$2,019,409	$1,867,727	$1,558,784
Payments made by The Coca-Cola Company to the Company	253,972	256,333	207,073

(1)This excludes acquisition related sub-bottling payments made by the Company to CCR, a wholly owned subsidiary of The Coca‑Cola Company, but includes the purchase price of certain additional BODYARMOR distribution rights, each as discussed below.

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

Payments made by The Coca‑Cola Company to the Company included annual funding in connection with the Company’s agreement to support certain business initiatives developed by The Coca‑Cola Company and funding associated with the delivery of post-mix products to various customers, both of which were recorded as a reduction to cost of sales in the consolidated statements of operations. Payments made by The Coca‑Cola Company to the Company also included fountain product delivery and equipment repair services performed by the Company on The Coca‑Cola Company’s equipment, all of which were recorded in net sales in the consolidated statements of operations.

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

Acquisition related sub-bottling payments to CCR were $28.2 million in 2023, $36.5 million in 2022 and $39.1 million in 2021. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub‑bottling payments to CCR:

(in thousands)	December 31, 2023	December 31, 2022
Current portion of acquisition related contingent consideration	$64,528	$40,060
Noncurrent portion of acquisition related contingent consideration	604,809	501,431
Total acquisition related contingent consideration	$669,337	$541,491

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the consolidated balance sheets, was $20.9 million as of December 31, 2023 and $21.2 million as of December 31, 2022.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the consolidated balance sheets, was $17.2 million as of December 31, 2023 and $8.2 million as of December 31, 2022. The Company also guarantees a portion of SAC’s debt; see Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the consolidated statements of operations, were $9.3 million in 2023, $8.9 million in 2022 and $8.7 million in 2021.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $14.3 million on December 31, 2023 and $25.7 million on December 31, 2022, which were classified as accounts receivable, other in the consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.8 million in 2023, $2.4 million in 2022 and $2.9 million in 2021, which were classified as SD&A expenses in the consolidated statements of operations.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the consolidated balance sheets, was $22.1 million as of December 31, 2023 and $16.9 million as of December 31, 2022.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $27.5 million in 2023, $25.7 million in 2022 and $24.1 million in 2021.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $22.5 million on December 31, 2023 and $25.5 million on December 31, 2022.

A summary of rental payments for related party leases for 2023, 2022 and 2021 is as follows:

	Fiscal Year
(in thousands)	2023	2022	2021
Company headquarters	$3,931	$3,854	$3,778
Snyder Production Center(1)	—	927	4,451

(1)The lease for the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (together, the “Snyder Production Center”) was terminated during 2022 in connection with the purchase of the Snyder Production Center by CCBCC Operations, LLC, a wholly owned subsidiary of the Company.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the consolidated statements of operations, was $10.3 million in 2023, $10.1 million in 2022 and $9.8 million in 2021.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time. Point in time sales accounted for approximately 98% of the Company’s net sales in 2023 and approximately 97% of the Company’s net sales in both 2022 and 2021.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Fiscal Year
(in thousands)	2023	2022	2021
Point in time net sales:
Nonalcoholic Beverages - point in time	$6,510,155	$6,034,914	$5,389,444
Total point in time net sales	$6,510,155	$6,034,914	$5,389,444

Over time net sales:
Nonalcoholic Beverages - over time	$52,467	$46,443	$43,225
All Other - over time	91,236	119,600	130,045
Total over time net sales	$143,703	$166,043	$173,270

Total net sales	$6,653,858	$6,200,957	$5,562,714

The Company’s allowance for doubtful accounts in the consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $4.5 million as of December 31, 2023 and $3.0 million as of December 31, 2022.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during 2023, 2022 and 2021:

	Fiscal Year
(in thousands)	2023	2022	2021
Beginning balance - allowance for credit losses	$13,119	$14,336	$18,070
Additions charged to expenses and as a reduction to net sales	2,639	4,326	4,638
Deductions	(4,198)	(5,543)	(8,372)
Ending balance - allowance for credit losses	$11,560	$13,119	$14,336

4.Segments

The Company evaluates segment reporting in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the CODM. The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Asset information is not provided to the CODM.

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	Fiscal Year
(in thousands)	2023	2022	2021
Net sales:
Nonalcoholic Beverages	$6,562,622	$6,081,357	$5,432,669
All Other	370,748	399,359	366,855
Eliminations(1)	(279,512)	(279,759)	(236,810)
Consolidated net sales	$6,653,858	$6,200,957	$5,562,714

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

	Fiscal Year
(in thousands)	2023	2022	2021
Income from operations:
Nonalcoholic Beverages	$841,491	$639,136	$456,713
All Other	(7,040)	1,911	(17,542)
Consolidated income from operations	$834,451	$641,047	$439,171

Depreciation and amortization:
Nonalcoholic Beverages	$164,485	$159,845	$168,206
All Other	12,481	11,745	12,359
Consolidated depreciation and amortization	$176,966	$171,590	$180,565

5.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 for additional information related to net income per share.

	Fiscal Year
(in thousands, except per share data)	2023	2022	2021
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$408,375	$430,158	$189,580
Less dividends:
Common Stock	41,844	8,062	7,141
Class B Common Stock	5,024	1,312	2,233
Total undistributed earnings	$361,507	$420,784	$180,206

Common Stock undistributed earnings – basic	$322,749	$364,359	$137,293
Class B Common Stock undistributed earnings – basic	38,758	56,425	42,913
Total undistributed earnings – basic	$361,507	$420,784	$180,206

Common Stock undistributed earnings – diluted	$322,131	$363,158	$136,899
Class B Common Stock undistributed earnings – diluted	39,376	57,626	43,307
Total undistributed earnings – diluted	$361,507	$420,784	$180,206

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$41,844	$8,062	$7,141
Common Stock undistributed earnings – basic	322,749	364,359	137,293
Numerator for basic net income per Common Stock share	$364,593	$372,421	$144,434

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$5,024	$1,312	$2,233
Class B Common Stock undistributed earnings – basic	38,758	56,425	42,913
Numerator for basic net income per Class B Common Stock share	$43,782	$57,737	$45,146

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$41,844	$8,062	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	5,024	1,312	2,233
Common Stock undistributed earnings – diluted	361,507	420,784	180,206
Numerator for diluted net income per Common Stock share	$408,375	$430,158	$189,580

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$5,024	$1,312	$2,233
Class B Common Stock undistributed earnings – diluted	39,376	57,626	43,307
Numerator for diluted net income per Class B Common Stock share	$44,400	$58,938	$45,540

	Fiscal Year
(in thousands, except per share data)	2023	2022	2021
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,369	8,117	7,141
Class B Common Stock weighted average shares outstanding – basic	1,005	1,257	2,232

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,392	9,405	9,400
Class B Common Stock weighted average shares outstanding – diluted	1,023	1,288	2,259

Basic net income per share:
Common Stock	$43.56	$45.88	$20.23
Class B Common Stock	$43.56	$45.93	$20.23

Diluted net income per share:
Common Stock	$43.48	$45.74	$20.17
Class B Common Stock	$43.40	$45.76	$20.16

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
(5)The Company did not have anti-dilutive shares for any periods presented.

6.Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Finished products	$207,912	$211,089
Manufacturing materials	71,560	89,300
Plastic shells, plastic pallets and other inventories	42,460	47,156
Total inventories	$321,932	$347,545

7.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Repair parts	$35,256	$35,088
Prepaid software	9,427	7,398
Prepaid taxes	9,020	7,829
Prepaid marketing	4,703	4,303
Commodity hedges at fair market value	3,747	4,808
Other prepaid expenses and other current assets	26,432	34,837
Total prepaid expenses and other current assets	$88,585	$94,263

8.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2023	December 31, 2022	Estimated Useful Lives
Land	$99,858	$88,185
Buildings	390,852	352,114	8-50 years
Machinery and equipment	498,737	462,640	5-20 years
Transportation equipment	611,001	515,752	3-20 years
Furniture and fixtures	107,072	102,099	3-10 years
Cold drink dispensing equipment	449,508	438,879	3-17 years
Leasehold and land improvements	179,146	177,940	5-20 years
Software for internal use	49,611	48,581	3-10 years
Construction in progress	95,623	103,803
Total property, plant and equipment, at cost	2,481,408	2,289,993
Less: Accumulated depreciation and amortization	1,160,845	1,106,263
Property, plant and equipment, net	$1,320,563	$1,183,730

During 2023, 2022 and 2021, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

9.Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	6.7 years	7.2 years
Financing leases	3.5 years	4.3 years
Weighted average discount rate:
Operating leases	3.8%	3.6%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the consolidated statements of operations:

	Fiscal Year
(in thousands)	2023	2022	2021
Operating lease costs	$32,959	$30,484	$26,385
Short-term and variable leases	15,995	15,065	17,245
Depreciation expense from financing leases	1,646	2,315	5,656
Interest expense on financing lease obligations	447	884	2,301
Total lease cost	$51,047	$48,748	$51,587

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2023:

(in thousands)	Operating Leases	Financing Leases
2024	$29,932	$2,808
2025	24,329	2,869
2026	21,115	1,233
2027	18,614	338
2028	13,890	345
Thereafter	39,022	620
Total minimum lease payments including interest	$146,902	$8,213
Less: Amounts representing interest	18,437	694
Present value of minimum lease principal payments	128,465	7,519
Less: Current portion of lease liabilities - operating and financing leases	26,194	2,487
Noncurrent portion of lease liabilities - operating and financing leases	$102,271	$5,032

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2022:

(in thousands)	Operating Leases	Financing Leases
2023	$31,697	$2,750
2024	27,663	2,808
2025	21,628	2,869
2026	19,036	1,233
2027	17,227	338
Thereafter	51,372	966
Total minimum lease payments including interest	$168,623	$10,964
Less: Amounts representing interest	22,225	1,142
Present value of minimum lease principal payments	146,398	9,822
Less: Current portion of lease liabilities - operating and financing leases	27,635	2,303
Noncurrent portion of lease liabilities - operating and financing leases	$118,763	$7,519

Following is a summary of the Company’s leases within the consolidated statements of cash flows:

	Fiscal Year
(in thousands)	2023	2022	2021
Cash flows from operating activities impact:
Operating leases	$33,013	$28,891	$27,642
Interest payments on financing lease obligations	447	884	2,301
Total cash flows from operating activities impact	$33,460	$29,775	$29,943

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$2,303	$2,988	$4,778
Total cash flows from financing activities impact	$2,303	$2,988	$4,778

The Company did not enter into any material operating lease commitments subsequent to year-end.

10.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	173,048	148,156
Distribution agreements, net	$817,143	$842,035

Following is a summary of activity for distribution agreements, net during 2023 and 2022:

	Fiscal Year
(in thousands)	2023	2022
Beginning balance - distribution agreements, net	$842,035	$836,777
Other distribution agreements	—	30,149
Additional accumulated amortization	(24,892)	(24,891)
Ending balance - distribution agreements, net	$817,143	$842,035

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 31, 2023 will be $24.9 million for each fiscal year 2024 through 2028.

11.Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	17,789	16,123
Customer lists, net	$7,499	$9,165

Assuming no impairment of customer lists, net, amortization expense in future years based upon recorded amounts as of December 31, 2023 will, on average, be $1.4 million for each fiscal year 2024 through 2028.

12.Supply Chain Finance Program

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the consolidated balance sheets were $55.1 million as of December 31, 2023 and $44.2 million as of December 31, 2022.

13.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Current portion of acquisition related contingent consideration	$64,528	$40,060
Accrued marketing costs	55,799	33,375
Accrued insurance costs	54,040	54,180
Employee and retiree benefit plan accruals	34,203	31,711
Accrued taxes (other than income taxes)	7,474	7,127
Accrued interest payable	2,520	2,677
All other accrued expenses	19,430	31,847
Total other accrued liabilities	$237,994	$200,977

14.Commodity Derivative Instruments

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

Commodity derivative instruments held by the Company are marked to market on a quarterly basis and are recognized in earnings consistent with the expense classification of the underlying hedged item. The Company generally pays a fee for these commodity derivative instruments, which is amortized over the corresponding period of each commodity derivative instrument. Settlements of commodity derivative instruments are included in cash flows from operating activities in the consolidated statements of cash flows. The following table summarizes pre-tax changes in the fair values of the Company’s commodity derivative instruments and the classification of such changes in the consolidated statements of operations:

	Fiscal Year
(in thousands)	2023	2022	2021
Cost of sales	$1,220	$(3,333)	$3,469
Selling, delivery and administrative expenses	(2,281)	427	1,772
Total (loss) gain	$(1,061)	$(2,906)	$5,241

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

(in thousands)	December 31, 2023	December 31, 2022
Prepaid expenses and other current assets	$3,747	$4,808
Total assets	$3,747	$4,808

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the consolidated balance sheets:

(in thousands)	December 31, 2023	December 31, 2022
Gross commodity derivative instrument assets	$3,747	$4,808
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	December 31, 2023	December 31, 2022
Notional amount of outstanding commodity derivative instruments	$50,187	$61,128
Latest maturity date of outstanding commodity derivative instruments	December 2024	December 2023

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, pension plan assets, commodity derivative instruments, long-term debt and acquisition related contingent consideration:

	December 31, 2023
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$64,769	$64,769	$64,769	$—	$—
Pension plan assets	47,321	47,321	24,153	23,168	—
Commodity derivative instruments	3,747	3,747	—	3,747	—
Liabilities:
Deferred compensation plan liabilities	64,769	64,769	64,769	—	—
Long-term debt	599,159	579,000	—	579,000	—
Acquisition related contingent consideration	669,337	669,337	—	—	669,337

	December 31, 2022
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$51,257	$51,257	$51,257	$—	$—
Pension plan assets	261,942	261,942	242,639	19,303	—
Commodity derivative instruments	4,808	4,808	—	4,808	—
Liabilities:
Deferred compensation plan liabilities	51,257	51,257	51,257	—	—
Long-term debt	598,817	575,900	—	575,900	—
Acquisition related contingent consideration	541,491	541,491	—	—	541,491

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2023	2022
Beginning balance - Level 3 liability	$541,491	$542,105
Payments of acquisition related contingent consideration	(28,208)	(36,515)
Reclassification to current payables	(3,300)	3,600
Increase in fair value	159,354	32,301
Ending balance - Level 3 liability	$669,337	$541,491

As of December 31, 2023 and December 31, 2022, discount rates of 8.5% and 9.1%, respectively, were utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in 2023 was driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments as well as a decrease in the discount rate used to calculate the fair value of the liability. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the consolidated statement of operations for 2023.

For the next five years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $70 million.

16.Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax (benefit) provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2023	2022	2021
Current:
Federal	$158,475	$109,899	$59,308
State	39,652	26,053	15,444
Total current provision	$198,127	$135,952	$74,752

Deferred:
Federal	$(40,658)	$7,478	$(4,966)
State	(8,363)	1,499	(4,217)
Total deferred (benefit) provision	$(49,021)	$8,977	$(9,183)

Income tax expense	$149,106	$144,929	$65,569

The Company’s effective income tax rate was 26.7% for 2023, 25.2% for 2022 and 25.7% for 2021. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense:

	Fiscal Year
	2023		2022		2021
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
Statutory expense	$117,071	21.0%	$120,768	21.0%	$53,581	21.0%
State income taxes, net of federal benefit	21,001	3.8	21,572	3.8	9,522	3.7
Nondeductible compensation	7,372	1.3	4,005	0.7	3,545	1.4
Meals, entertainment and travel expense	3,336	0.6	1,694	0.3	2,028	0.8
Valuation allowance change	701	0.1	(932)	(0.2)	(902)	(0.4)
Adjustment for uncertain tax positions	52	—	(1,351)	(0.2)	(984)	(0.4)
Other, net	(427)	(0.1)	(827)	(0.2)	(1,221)	(0.4)
Income tax expense	$149,106	26.7%	$144,929	25.2%	$65,569	25.7%

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2023, 2022 and 2021, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at December 31, 2023 and December 31, 2022 were not material.

The Company had uncertain tax positions, including accrued interest, of $0.4 million on December 31, 2023 and $0.3 million on December 31, 2022, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the consolidated financial statements.

A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2023	2022	2021
Beginning balance - gross uncertain tax positions	$285	$1,254	$2,161
Increase as a result of tax positions taken in the current year	105	105	59
Increase as a result of tax positions taken in a prior year	—	—	—
Reduction as a result of the expiration of the applicable statute of limitations	(60)	(1,074)	(966)
Ending balance - gross uncertain tax positions	$330	$285	$1,254

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Acquisition related contingent consideration	$163,827	$132,535
Accrued liabilities	32,516	30,064
Operating lease liabilities	31,443	35,832
Deferred compensation	27,017	23,102
Deferred revenue	26,750	27,976
Postretirement benefits	13,601	11,511
Transactional costs	3,101	3,532
Financing lease agreements	470	614
Net operating loss carryforwards	437	532
Pension	427	808
Other	3,084	3,875
Deferred income tax assets	$302,673	$270,381
Less: Valuation allowance for deferred tax assets	4,130	3,428
Net deferred income tax asset	$298,543	$266,953

Depreciation	$(201,875)	$(182,174)
Intangible assets	(170,504)	(173,560)
Right-of-use assets - operating leases	(30,034)	(34,410)
Inventory	(11,425)	(14,603)
Prepaid expenses	(8,028)	(9,193)
Patronage dividend	(5,112)	(3,235)
Deferred income tax liabilities	$(426,978)	$(417,175)

Net deferred income tax liability	$(128,435)	$(150,222)

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

The valuation allowance of $4.1 million on December 31, 2023 and $3.4 million on December 31, 2022 was established primarily for certain loss carryforwards and deferred compensation.

As of December 31, 2023, the Company had no federal net operating losses and $10.1 million of state net operating losses available to reduce future income taxes, which expire in varying amounts through 2043.

Prior tax years beginning in year 2020 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 2000 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

17.Benefit Plans

Executive Benefit Plans

In addition to the Company’s Director Deferral Plan, the Company has four executive benefit plans: the Supplemental Savings Incentive Plan, the Long-Term Retention Plan, the Officer Retention Plan and the Long-Term Performance Plan. The Company also has a Long-Term Performance Equity Plan, as discussed in Note 2.

Pursuant to the Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011, and as further amended thereafter, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service with the Company, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds determined by the participant. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2023, 2022 and 2021, the Company matched 50% of the first 6% of salary, excluding bonuses, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts.

Under the Director Deferral Plan, as amended and restated effective January 1, 2014, non-employee directors may defer payment of all or a portion of their annual retainer and meeting fees. There is no Company matching contribution under the Director Deferral Plan. The liability under these two deferral plans was as follows:

(in thousands)	December 31, 2023	December 31, 2022
Current liabilities	$7,805	$8,147
Noncurrent liabilities	82,458	74,976
Total liability - Supplemental Savings Incentive Plan and Director Deferral Plan	$90,263	$83,123

Under the Long-Term Retention Plan, effective March 5, 2014, and as amended thereafter, the Company accrues a defined amount each year for an eligible participant based upon an award schedule. Amounts awarded may earn an investment return based on certain investment funds specified by the Company. Accrued benefits under the Long-Term Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the accrued benefit is fully vested at age 60. Participants receive payments from the plan upon retirement or, in certain instances, upon termination of employment. Payments are made in the form of monthly installments over a period of 10, 15 or 20 years. The liability under this plan was as follows:

(in thousands)	December 31, 2023	December 31, 2022
Current liabilities	$219	$173
Noncurrent liabilities	10,633	7,249
Total liability - Long-Term Retention Plan	$10,852	$7,422

Under the Officer Retention Plan, as amended and restated effective January 1, 2007, and as further amended thereafter, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10-, 15- or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Officer Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Accrued benefits under the Officer Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the accrued benefit is fully vested at age 60. The liability under this plan was as follows:

(in thousands)	December 31, 2023	December 31, 2022
Current liabilities	$3,591	$3,730
Noncurrent liabilities	35,663	35,959
Total liability - Officer Retention Plan	$39,254	$39,689

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

(in thousands)	December 31, 2023	December 31, 2022
Current liabilities	$9,104	$7,738
Noncurrent liabilities	14,029	9,673
Total liability - Long-Term Performance Plan	$23,133	$17,411

Pension Plans

The Company has historically sponsored two pension plans. The Primary Plan was frozen as of June 30, 2006 and no benefits accrued to participants after that date. The Bargaining Plan is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company updates its mortality assumptions used in the calculation of its pension liability each year using The Society of Actuaries’ latest mortality tables and mortality projection scales.

Primary Plan

In 2022, the Company began the process of terminating the Primary Plan. In connection with the termination process, the Company offered a lump sum benefit payout option to certain plan participants. The remaining assets of the Primary Plan were used to purchase a group annuity contract that transferred the remaining Primary Plan benefit liabilities to an insurance company. During 2023, the Company contributed $12.0 million to fund the termination of the Primary Plan. The Company recognized settlement expense of $112.8 million during 2023 in conjunction with the full settlement of the Primary Plan benefit liabilities, including final premium adjustments. This settlement expense related primarily to the reclassification of the gross actuarial losses associated with the Primary Plan out of accumulated other comprehensive loss and was recorded as pension plan settlement expense in the consolidated statement of operations for 2023.

As of December 31, 2023, there was no remaining projected benefit obligation, plan assets or net unfunded liability related to the Primary Plan. As of December 31, 2022, the projected benefit obligation and plan assets related to the Primary Plan were $231.0 million and $223.3 million, respectively. The projected benefit obligation and the accumulated benefit obligation for the Primary Plan were in excess of plan assets as of December 31, 2022. The net unfunded status of the Primary Plan as of December 31, 2022 was $7.7 million, which was classified as a noncurrent liability in the consolidated balance sheets.

Net Periodic Pension Cost

	Fiscal Year
(in thousands)	2023	2022	2021
Service cost	$—	$—	$—
Interest cost	5,982	8,978	8,479
Expected return on plan assets	(4,608)	(6,320)	(11,799)
Recognized net actuarial loss	1,946	3,588	4,090
Net periodic pension cost - Primary Plan	3,320	6,246	770
Settlement expense	112,796	—	—
Total pension expense - Primary Plan	$116,116	$6,246	$770

Bargaining Plan

The following tables set forth pertinent information for the Bargaining Plan:

	Fiscal Year
(in thousands)	2023	2022
Beginning balance - Bargaining Plan projected benefit obligation	$39,177	$50,427
Service cost	3,996	6,586
Interest cost	2,079	1,664
Plan amendments	5	154
Actuarial loss (gain)	1,652	(19,012)
Benefits paid	(786)	(642)
Ending balance - Bargaining Plan projected benefit obligation	$46,123	$39,177

Changes in Projected Benefit Obligation

The plan assets of the Bargaining Plan were in excess of the projected benefit obligation and the accumulated benefit obligation as of December 31, 2023. The projected benefit obligation and the accumulated benefit obligation for the Bargaining Plan were in excess of plan assets as of December 31, 2022. The accumulated benefit obligation associated with the Bargaining Plan was $46.1 million on December 31, 2023 and $39.2 million on December 31, 2022.

The decrease in the discount rate for the Bargaining Plan, as compared to the previous year, was the primary driver of the actuarial loss in 2023. The increase in the discount rate for the Bargaining Plan, as compared to the previous year, was the primary driver of the actuarial gain in 2022. The actuarial loss (gain), net of tax, was recorded in accumulated other comprehensive loss in the consolidated balance sheets.

Change in Plan Assets

	Fiscal Year
(in thousands)	2023	2022
Beginning balance - Bargaining Plan assets at fair value	$38,635	$36,944
Actual return on plan assets	5,495	(9,314)
Employer contributions	4,300	12,000
Benefits and expenses paid	(1,109)	(995)
Ending balance - Bargaining Plan assets at fair value	$47,321	$38,635

Funded Status

(in thousands)	December 31, 2023	December 31, 2022
Projected benefit obligation	$(46,123)	$(39,177)
Plan assets at fair value	47,321	38,635
Net funded status - Bargaining Plan	$1,198	$(542)

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 31, 2023	December 31, 2022
Liabilities:
Current liabilities	$—	$—
Noncurrent liabilities	—	(542)
Total liability - Bargaining Plan	$—	$(542)

Assets:
Noncurrent assets	$1,198	$—
Total asset - Bargaining Plan	$1,198	$—

Net Periodic Pension Cost

	Fiscal Year
(in thousands)	2023	2022	2021
Service cost	$3,996	$6,586	$7,529
Interest cost	2,079	1,664	1,367
Expected return on plan assets	(2,438)	(1,823)	(1,201)
Recognized net actuarial loss	—	402	864
Amortization of prior service costs	16	—	3
Net periodic pension cost - Bargaining Plan	$3,653	$6,829	$8,562

Significant Assumptions

	Fiscal Year
	2023	2022	2021
Projected benefit obligation at the measurement date:
Discount rate - Bargaining Plan	5.16%	5.34%	3.31%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Bargaining Plan	5.34%	3.31%	3.12%
Weighted average expected long-term rate of return of plan assets - Bargaining Plan(1)	7.00%	5.50%	5.75%
Weighted average rate of compensation increase	N/A	N/A	N/A

(1)The weighted average expected long-term rate of return assumption for the Bargaining Plan assets, which was used to compute net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions set at the beginning of each fiscal year.

Cash Flows

The anticipated future pension benefit payments as of December 31, 2023 were as follows:

(in thousands)	Anticipated Future Payment
2024	$1,059
2025	1,248
2026	1,471
2027	1,710
2028	1,941
2029 - 2033	13,335

All anticipated future pension benefit payments relate to the Bargaining Plan. The Company does not expect cash contributions to the Bargaining Plan to exceed $2 million during 2024.

Plan Assets

All assets in the Company’s Bargaining Plan are invested in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The weighted average expected long-term rate of return assumption for the Bargaining Plan assets, which will be used to compute 2024 net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions in the context of historical returns and volatilities for each asset class. The Company evaluates the rate of return assumption on an annual basis.

The Company’s actual asset allocation at December 31, 2023 and December 31, 2022 and target asset allocation for 2024 by asset category for the Bargaining Plan were as follows:

	Percentage of Bargaining Plan Assets at Fiscal Year-End		Target Asset Allocation
	2023	2022	2024
U.S. debt securities	55%	56%	40%
U.S. equity securities	33%	32%	46%
International debt securities	1%	2%	—%
International equity securities	10%	10%	12%
Cash and cash equivalents	1%	—%	2%
Total	100%	100%	100%

The expected long-term rate of return on assets for the Bargaining Plan as of December 31, 2023 was 7.00%.

Debt securities in the Bargaining Plan as of December 31, 2023 were comprised primarily of investments in government and corporate bonds with a weighted average maturity of approximately 19 years. U.S. equity securities in the Bargaining Plan as of December 31, 2023 included: (i) large-capitalization domestic equity funds as represented by the S&P 500 index, (ii) mid-capitalization domestic equity funds as represented by the Russell Mid Cap Growth and Value indexes, (iii) small-capitalization domestic equity funds as represented by the Russell Small Cap Growth and Value indexes and (iv) alternative investment funds as represented by the HFRX Global index and the MSCI US REIT index. International equity securities in the Bargaining Plan as of December 31, 2023 included companies from both developed and emerging markets outside the United States. Cash and cash equivalents have a weighted average duration of less than one year.

The following table summarizes the Company’s pension plan assets, which are classified as Level 1 and Level 2 for fair value measurement. As of December 31, 2023, the below values include Bargaining Plan assets only, as there were no remaining Primary Plan assets after the termination of the plan. As of December 31, 2022, the below values include both Bargaining Plan and Primary Plan assets. The Company does not have any Level 3 pension plan assets. See Note 15 for additional information.

(in thousands)	December 31, 2023	December 31, 2022
Pension plan assets - fixed income	$26,543	$232,578
Pension plan assets - equity securities	20,550	16,194
Pension plan assets - cash and cash equivalents	228	13,170
Total pension plan assets	$47,321	$261,942

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements and for certain employees under collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contribution for employees who are part of collective bargaining agreements is determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $30.5 million in 2023, $26.8 million in 2022 and $24.8 million in 2021.

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

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2023	2022
Benefit obligation at beginning of year	$55,299	$65,156
Service cost	1,085	1,458
Interest cost	2,761	1,923
Plan participants’ contributions	767	657
Actuarial loss (gain)	7,986	(10,138)
Benefits paid	(4,070)	(3,757)
Benefit obligation at end of year	$63,828	$55,299

The decrease in the discount rate for the postretirement benefit plan, as compared to the previous year, was the primary driver of the actuarial loss in 2023. The increase in the discount rate for the postretirement benefit plan, as compared to the previous year, was the primary driver of the actuarial gain in 2022. The actuarial loss (gain), net of tax, was recorded in accumulated other comprehensive loss in the consolidated balance sheets.

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2023	2022
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,303	3,100
Plan participants’ contributions	767	657
Benefits paid	(4,070)	(3,757)
Fair value of plan assets at end of year	$—	$—

Funded Status

(in thousands)	December 31, 2023	December 31, 2022
Current liabilities	$(3,214)	$(3,177)
Noncurrent liabilities	(60,614)	(52,122)
Total liability - postretirement benefits	$(63,828)	$(55,299)

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2023	2022	2021
Service cost	$1,085	$1,458	$1,516
Interest cost	2,761	1,923	1,772
Recognized net actuarial loss	—	444	682
Net periodic postretirement benefit cost	$3,846	$3,825	$3,970

Significant Assumptions

	Fiscal Year
	2023	2022	2021
Benefit obligation at the measurement date:
Weighted average healthcare cost trend rate - Pre-Medicare	7.88%	6.58%	6.04%
Weighted average healthcare cost trend rate - Post-Medicare	8.65%	6.89%	6.29%
Benefit obligation discount rate	5.02%	5.19%	2.98%
Net periodic postretirement benefit cost discount rate for fiscal year	5.19%	2.98%	2.70%

Postretirement benefit expense - Pre-Medicare:
Weighted average healthcare cost trend rate	6.58%	6.04%	6.26%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2032	2029	2029

Postretirement benefit expense - Post-Medicare:
Weighted average healthcare cost trend rate	6.89%	6.29%	6.54%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2032	2029	2029

Cash Flows

The anticipated future postretirement benefit payments reflecting expected future service as of December 31, 2023 were as follows:

(in thousands)	Anticipated Future Payment
2024	$3,214
2025	3,530
2026	3,954
2027	4,427
2028	4,738
2029 - 2033	24,857

Accumulated Other Comprehensive Loss

A reconciliation of the gross amounts in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost associated with the plans discussed above is as follows:

(in thousands)	December 31, 2022	Actuarial Gain (Loss)	Reclassification Adjustments	December 31, 2023
Pension Plans:
Actuarial loss	$(117,560)	$3,036	$1,946	$(112,578)
Prior service costs	(158)	(5)	16	(147)
Pension plan settlement	—	—	112,796	112,796
Postretirement Medical:
Actuarial gain (loss)	770	(7,986)	—	(7,216)
Total within accumulated other comprehensive loss	$(116,948)	$(4,955)	$114,758	$(7,145)

As of December 31, 2023, there were no gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan. As of December 31, 2022, there were approximately $117 million of gross actuarial losses included in accumulated other comprehensive loss associated with the Primary Plan.

Multiemployer Pension Plans

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. The collective bargaining agreements covering the Teamsters Plan expire at various times through 2026. The Company expects these agreements will be re-negotiated.

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

	Fiscal Year
(in thousands)	2023	2022	2021
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$999	$959	$933

According to the Teamsters Plan’s Form 5500 for both the plan years ended December 31, 2022 and December 31, 2021, the Company was not listed as providing more than 5% of the total contributions. At the date these consolidated financial statements were issued, a Form 5500 was not available for the plan year ended December 31, 2023.

The Company has a liability recorded for withdrawing from a multiemployer pension plan in 2008 and is required to make payments of approximately $1 million to this multiemployer pension plan each year through 2028. As of December 31, 2023, the Company had $3.9 million remaining on this liability.

18.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Noncurrent portion of acquisition related contingent consideration	$604,809	$501,431
Accruals for executive benefit plans	153,428	137,771
Noncurrent deferred proceeds from related parties	100,176	103,240
Other	8,086	10,915
Total other liabilities	$866,499	$753,357

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

19.Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public / Nonpublic	December 31, 2023	December 31, 2022
Senior bonds(1)	11/25/2025	3.80%	Semi-annually	Public	$350,000	$350,000
Revolving credit facility(2)(3)	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(1)	11/25/2025				(17)	(26)
Debt issuance costs					(824)	(1,157)
Total long-term debt					$599,159	$598,817

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(3)During 2023, the Company amended its revolving credit facility to complete the transition of the interest rate index from the London InterBank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR), as contemplated in the revolving credit facility.

The principal maturities of debt outstanding on December 31, 2023 were as follows:

(in thousands)	Debt Maturities
2024	$—
2025	350,000
2026	100,000
2027	—
2028	—
Thereafter	150,000
Long-term debt	$600,000

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The indenture under which the Company’s senior bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2023. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

20.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 25.3 million cases, 26.9 million cases and 28.0 million cases of finished product from SAC in 2023, 2022 and 2021, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2023	2022	2021
Purchases from Southeastern	$146,898	$153,967	$125,142
Purchases from SAC	200,239	193,261	169,399
Total purchases from manufacturing cooperatives	$347,137	$347,228	$294,541

The Company guarantees a portion of SAC’s debt, which expires in 2028. The amount guaranteed was $9.5 million on both December 31, 2023 and December 31, 2022. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of December 31, 2023, and there was no impairment identified in 2023, 2022 or 2021.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both December 31, 2023 and December 31, 2022.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2023, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $130.5 million.

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

	Fiscal Year
	2023	2022	2021
Approximate percent of the Company’s total bottle/can sales volume
Wal-Mart Stores, Inc.	21%	20%	20%
The Kroger Company	14%	12%	13%
Total approximate percent of the Company’s total bottle/can sales volume	35%	32%	33%

Approximate percent of the Company’s total net sales
Wal-Mart Stores, Inc.	17%	16%	14%
The Kroger Company	11%	10%	9%
Total approximate percent of the Company’s total net sales	28%	26%	23%

The Company purchases all of the plastic bottles used in its manufacturing plants from Southeastern and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and all of its aluminum cans from two domestic suppliers. See Note 2 and Note 20 for additional information.

The Company is exposed to price risk on commodities such as aluminum, corn and PET resin (a petroleum- or plant-based product), which affects the cost of raw materials used in the production of its finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on crude oil, which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs, including programs administered by CCBSS and programs the Company administers.

Certain liabilities of the Company, including retirement benefit obligations and the Company’s pension liability, are subject to risk of changes in both long-term and short-term interest rates.

The Company’s acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments is subject to risk as a result of changes in the Company’s probability weighted discounted cash flow model, which is based on internal forecasts, and changes in the Company’s WACC, which is derived from market data.

Approximately 15% of the Company’s workforce is covered by collective bargaining agreements. The Company’s collective bargaining agreements, which generally have three- to five-year terms, expire at various dates through 2028. Terms and conditions of new labor union agreements could increase the Company’s exposure to work interruptions or stoppages.

22.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments to the Company’s pension and postretirement medical benefit plans and the foreign currency translation for a subsidiary of the Company that performs data analysis and formerly provided consulting services outside the United States.

Following is a summary of AOCI(L) for 2023, 2022 and 2021:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2023
Net pension activity:
Actuarial loss	$(71,140)	$3,036	$(744)	$1,946	$(476)	$(67,378)
Prior service costs	(105)	(5)	1	16	(4)	(97)
Pension plan settlement(1)	—	—	—	112,796	(44,885)	67,911
Net postretirement benefits activity:
Actuarial gain	6,752	(7,986)	1,955	—	—	721
Prior service costs	(624)	—	—	—	—	(624)
Reclassification of stranded tax effects(1)	(19,720)	—	—	—	14,911	(4,809)
Total AOCI(L)	$(84,837)	$(4,955)	$1,212	$114,758	$(30,454)	$(4,276)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2022
Net pension activity:
Actuarial loss	$(78,882)	$6,263	$(1,533)	$3,990	$(978)	$(71,140)
Prior service credits (costs)	11	(154)	38	—	—	(105)
Net postretirement benefits activity:
Actuarial (loss) gain	(1,239)	10,138	(2,481)	444	(110)	6,752
Prior service costs	(624)	—	—	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	11	(2)	—
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(100,463)	$16,247	$(3,976)	$4,445	$(1,090)	$(84,837)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2020	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2021
Net pension activity:
Actuarial loss	$(93,847)	$14,897	$(3,658)	$4,954	$(1,228)	$(78,882)
Prior service credits	8	—	—	3	—	11
Net postretirement benefits activity:
Actuarial loss	(4,328)	3,414	(838)	682	(169)	(1,239)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swap(2)	(556)	—	—	739	(183)	—
Foreign currency translation adjustment	14	—	—	(32)	9	(9)
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(119,053)	$18,311	$(4,496)	$6,346	$(1,571)	$(100,463)

(1)The stranded tax effect activity for 2023 is associated with the full settlement of the Primary Plan benefit liabilities.
(2)In 2019, the Company entered into a $100 million fixed rate swap to hedge a portion of the interest rate risk on its previous term loan facility, both of which matured on June 7, 2021. This interest rate swap was designated as a cash flow hedging instrument and changes in its fair value were not material to the consolidated balance sheets.

23.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2023	2022	2021
Accounts receivable, trade	$(23,886)	$(59,777)	$(46,825)
Allowance for doubtful accounts	(59)	(1,217)	(4,284)
Accounts receivable from The Coca-Cola Company	(16,150)	21,951	(8,534)
Accounts receivable, other	(12,902)	(20,753)	3,206
Inventories	25,613	(44,694)	(77,094)
Prepaid expenses and other current assets	5,682	(16,201)	(3,922)
Accounts payable, trade	17,096	23,417	84,959
Accounts payable to The Coca-Cola Company	(23,284)	17,112	38,490
Other accrued liabilities	37,017	(10,649)	21,313
Accrued compensation	20,011	16,027	23,286
Change in current assets less current liabilities	$29,138	$(74,784)	$30,595

The change in other accrued liabilities includes fluctuations in accrued interest payable for all years presented.

The Company had the following net cash payments during the period for income taxes and interest:

	Fiscal Year
(in thousands)	2023	2022	2021
Income taxes	$200,812	$140,988	$70,988
Interest	23,960	28,086	29,142

The Company had the following significant non-cash financing and investing activities:

	Fiscal Year
(in thousands)	2023	2022	2021
Dividends declared but not yet paid	$154,666	$32,808	$—
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	59,014	44,775	35,809
Right-of-use assets obtained in exchange for operating lease obligations	10,215	25,130	26,907
Reductions to leased property under financing leases	—	55,465	—

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, which is included in Item 8 of this report.

February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca‑Cola Consolidated, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Consolidated, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition Related Contingent Consideration Liability

As described in Notes 1, 2, and 15 to the consolidated financial statements, the fair value of the acquisition related contingent consideration liability was $669.3 million as of December 31, 2023, which consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants. Pursuant to the CBA, the Company is required to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value by using a probability weighted discounted cash flow model and discounting future expected acquisition related sub-bottling payments required under the CBA using the Company’s estimated weighted average cost of capital (“WACC”). These future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally forty years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the acquisition related sub-bottling payments that will be made in the future under the CBA, and current acquisition related sub-bottling payments.

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
February 21, 2024

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the consolidated financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 are included in Item 8 of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information About Our Executive Officers” included as a separate item at the end of Part I of this report, which is incorporated herein by reference. For information with respect to the directors of the Company, see “Proposal 1: Election of Directors” in the definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2024 Proxy Statement, which is incorporated herein by reference.

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

Item 11.Executive Compensation.

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2024 Proxy Statement, which are incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors, Director Nominees and Executive Officers” sections of the 2024 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2024 Proxy Statement, which is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Policy for Review of Related Person Transactions” and “Corporate Governance – Related Person Transactions” sections of the 2024 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2024 Proxy Statement, which is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this report.

1.Financial Statements

2.Financial Statement Schedule

The Financial Statement Schedule included under Item 15 hereof, as required for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, consisted of the following:

Schedule II - Valuation and Qualifying Accounts and Reserves	89

All other financial statements and financial statement schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 0-9286).
3.4	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	Description of Securities of the Company.	Filed herewith.
4.2	Specimen of Common Stock Certificate of the Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019 (File No. 0‑9286).
4.3	Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
4.4	Second Supplemental Indenture, dated as of November 25, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.5	Form of the Company’s 3.800% Senior Notes due 2025 (included in Exhibit 4.4 above).	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.6	Indenture, dated as of December 15, 2020, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on December 15, 2020 (File No. 333-251358).
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
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0‑9286).
10.32	Lease Agreement, dated December 30, 2019, by and between the Company and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020 (File No. 0‑9286).
10.33+
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
10.34
Stockholder Conversion Agreement, dated as of March 17, 2022, by and among the Company, the JFH Family Limited Partnership—SW1, the Anne Lupton Carter Trust f/b/o Sue Anne H. Wells, the JFH Family Limited Partnership—DH1 and the Anne Lupton Carter Trust f/b/o Deborah S. Harrison.
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022 (File No. 0-9286).
10.35*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.36*	Amendment No. 2, dated February 22, 2021, to Coca-Cola Consolidated, Inc.(formerly Coca-Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 (File No. 0-9286).
10.37*	Amendment No. 3, dated August 1, 2023, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Annual Bonus Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
10.38*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (File No. 0‑9286).
10.39 *	Amendment No. 2, dated August 1, 2023, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Performance Plan, amended and restated effective as of January 1, 2018.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
10.40*	Form of Long-Term Performance Plan Bonus Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0‑9286).
10.41*	Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0‑9286).
10.42*
Amendment No. 1, dated May 31, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.
Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.43*
Amendment No. 3, dated February 22, 2021, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 (File No. 0-9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.44*
Amendment No. 4, dated February 21, 2022, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Supplemental Savings Incentive Plan, amended and restated effective as of November 1, 2011.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 (File No. 0‑9286).
10.45*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0‑9286).
10.46*	Amendment No. 1, dated December 10, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.47*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0‑9286).
10.48*
Amendment No. 1, effective as of January 1, 2009, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Officer Retention Plan, amended and restated effective as of January 1, 2007.
Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0‑9286).
10.49*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 (File No. 0‑9286).
10.50*	Amendment No. 2, dated February 21, 2022, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Retention Plan, adopted effective as of March 5, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 (File No. 0‑9286).
10.51*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Long-Term Performance Equity Plan, adopted effective as of January 1, 2018.	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2018 (File No. 0‑9286).
10.52*	Amendment No. 2, dated August 1, 2023, to Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated) Long-Term Performance Equity Plan, adopted effective as of January 1, 2018.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
10.53*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. Nonqualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.54*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. and CCBCC Operations, LLC Qualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.55*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, by and between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.56*	Consulting Agreement, dated as of March 3, 2020, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2020 (File No. 0‑9286).
10.57*	First Amendment to Consulting Agreement, dated as of June 10, 2022, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022 (File No. 0‑9286).
19	Coca-Cola Consolidated, Inc. Insider Trading Policy.	Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
21	List of Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
97*	Coca-Cola Consolidated, Inc. Incentive-Based Compensation Recovery Policy.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
***	Certain confidential portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S‑K.
+	Certain schedules and similar supporting attachments to this agreement have been omitted, and the Company agrees to furnish supplemental copies of any such schedules and similar supporting attachments to the SEC upon request.

(b)Exhibits.

See Item 15(a)(3) above.

(c)Financial Statement Schedules.

See Item 15(a)(2) above.

Item 16.Form 10-K Summary.

None.

Schedule II

COCA-COLA CONSOLIDATED, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2023	2022	2021
Beginning balance - allowance for doubtful accounts	$16,119	$17,336	$21,620
Additions charged to expenses and as a reduction to net sales	4,139	4,326	4,088
Deductions	(4,198)	(5,543)	(8,372)
Ending balance - allowance for doubtful accounts	$16,060	$16,119	$17,336

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2023	2022	2021
Beginning balance - valuation allowance for deferred tax assets	$3,428	$4,372	$5,325
Additions charged to costs and expenses	702	—	—
Deductions credited to expense	—	(944)	(953)
Ending balance - valuation allowance for deferred tax assets	$4,130	$3,428	$4,372

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: February 21, 2024	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors and	February 21, 2024
	J. Frank Harrison, III	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ F. Scott Anthony	Executive Vice President and Chief Financial Officer	February 21, 2024
	F. Scott Anthony	(Principal Financial Officer)

By:	/s/ Matthew J. Blickley	Senior Vice President, Financial Planning and	February 21, 2024
	Matthew J. Blickley	Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Elaine Bowers Coventry	Director	February 21, 2024
Elaine Bowers Coventry

By:	/s/ Sharon A. Decker	Director	February 21, 2024
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice Chair of the Board of Directors	February 21, 2024
Morgan H. Everett

By:	/s/ James R. Helvey, III	Director	February 21, 2024
James R. Helvey, III

By:	/s/ William H. Jones	Director	February 21, 2024
William H. Jones

By:	/s/ Umesh M. Kasbekar	Non-Executive Vice Chairman of the Board of Directors	February 21, 2024
Umesh M. Kasbekar

By:	/s/ David M. Katz	Director	February 21, 2024
David M. Katz

By:	/s/ James H. Morgan	Director	February 21, 2024
James H. Morgan

By:	/s/ Dennis A. Wicker	Lead Independent Director	February 21, 2024
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 21, 2024
Richard T. Williams