Form 10-Q
period 2024-03-29
Coca-Cola Consolidated, Inc.
filed 2024-05-06
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 19, 2024, there were 8,368,993 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2024

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter
(in thousands, except per share data)	2024	2023
Net sales	$1,591,626	$1,571,642
Cost of sales	951,067	947,536
Gross profit	640,559	624,106
Selling, delivery and administrative expenses	425,153	418,052
Income from operations	215,406	206,054
Interest (income) expense, net	(2,716)	2,929
Mark-to-market on acquisition related contingent consideration	(5,541)	41,654
Other expense, net	828	2,269
Income before taxes	222,835	159,202
Income tax expense	57,094	41,075
Net income	$165,741	$118,127

Basic net income per share:
Common Stock	$17.68	$12.60
Weighted average number of Common Stock shares outstanding	8,369	8,369

Class B Common Stock	$17.68	$12.60
Weighted average number of Class B Common Stock shares outstanding	1,005	1,005

Diluted net income per share:
Common Stock	$17.66	$12.57
Weighted average number of Common Stock shares outstanding – assuming dilution	9,387	9,395

Class B Common Stock	$17.46	$12.51
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,018	1,026

Cash dividends per share:
Common Stock	$16.50	$3.50
Class B Common Stock	$16.50	$3.50

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(in thousands)	2024	2023
Net income	$165,741	$118,127

Other comprehensive (loss) income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain	—	735
Prior service credits	3	3
Postretirement benefits reclassification including benefit costs:
Actuarial gain	20	—
Unrealized loss on short-term investments	(176)	—
Other comprehensive (loss) income, net of tax	(153)	738
Comprehensive income	$165,588	$118,865

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 29, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$401,260	$635,269
Short-term investments	183,639	—
Accounts receivable, trade	568,014	555,933
Allowance for doubtful accounts	(16,575)	(16,060)
Accounts receivable from The Coca‑Cola Company	60,740	51,936
Accounts receivable, other	67,096	67,533
Inventories	361,086	321,932
Prepaid expenses and other current assets	89,593	88,585
Total current assets	1,714,853	1,705,128
Property, plant and equipment, net	1,321,681	1,320,563
Right-of-use assets - operating leases	116,129	122,708
Leased property under financing leases, net	4,373	4,785
Other assets	156,140	145,213
Goodwill	165,903	165,903
Distribution agreements, net	810,920	817,143
Customer lists, net	7,093	7,499
Total assets	$4,297,092	$4,288,942

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$25,085	$26,194
Current portion of obligations under financing leases	2,536	2,487
Accounts payable, trade	346,999	383,562
Accounts payable to The Coca‑Cola Company	206,494	139,499
Other accrued liabilities	254,465	237,994
Accrued compensation	82,297	146,932
Dividends payable	—	154,666
Total current liabilities	917,876	1,091,334
Deferred income taxes	185,001	128,435
Pension and postretirement benefit obligations	60,779	60,614
Other liabilities	831,596	866,499
Noncurrent portion of obligations under operating leases	96,979	102,271
Noncurrent portion of obligations under financing leases	4,382	5,032
Long-term debt	599,293	599,159
Total liabilities	2,695,906	2,853,344
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 11,431,367 shares issued	11,431	11,431
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 shares issued	1,633	1,633
Additional paid-in capital	135,953	135,953
Retained earnings	1,517,852	1,352,111
Accumulated other comprehensive loss	(4,429)	(4,276)
Treasury stock, at cost: Common Stock – 3,062,374 shares	(60,845)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	1,601,186	1,435,598
Total liabilities and equity	$4,297,092	$4,288,942

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$165,741	$118,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	40,888	37,601
Amortization of intangible assets and deferred proceeds, net	5,863	5,908
Deferred income taxes	56,616	40,743
Fair value adjustment of acquisition related contingent consideration	(5,541)	41,654
Loss on sale of property, plant and equipment	670	2,389
Amortization of debt costs	251	246
Change in current assets less current liabilities	(44,257)	(49,538)
Change in other noncurrent assets	(781)	(1,430)
Change in other noncurrent liabilities	(25,177)	(11,006)
Total adjustments	28,532	66,567
Net cash provided by operating activities	$194,273	$184,694

Cash Flows from Investing Activities:
Purchases of short-term investments	$(183,806)	$—
Additions to property, plant and equipment	(77,040)	(52,700)
Investment in equity method investees	(3,632)	—
Proceeds from the disposal of short-term investments	1,116	—
Proceeds from the sale of property, plant and equipment	100	158
Net cash used in investing activities	$(263,262)	$(52,542)

Cash Flows from Financing Activities:
Cash dividends paid	$(154,666)	$(32,808)
Payments of acquisition related contingent consideration	(9,700)	(6,499)
Payments on financing lease obligations	(601)	(558)
Debt issuance fees	(53)	(154)
Net cash used in financing activities	$(165,020)	$(40,019)

Net (decrease) increase in cash during period	$(234,009)	$92,133
Cash at beginning of period	635,269	197,648
Cash at end of period	$401,260	$289,781

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$24,310	$18,112
Right-of-use assets obtained in exchange for operating lease obligations	74	723

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2023	$11,431	$1,633	$135,953	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598
Net income	—	—	—	165,741	—	—	—	165,741
Other comprehensive loss, net of tax	—	—	—	—	(153)	—	—	(153)
Dividends declared:
Common Stock ($0.00 per share)	—	—	—	—	—	—	—	—
Class B Common Stock ($0.00 per share)	—	—	—	—	—	—	—	—
Balance on March 29, 2024	$11,431	$1,633	$135,953	$1,517,852	$(4,429)	$(60,845)	$(409)	$1,601,186

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2022	$11,431	$1,633	$135,953	$1,112,462	$(84,837)	$(60,845)	$(409)	$1,115,388
Net income	—	—	—	118,127	—	—	—	118,127
Other comprehensive income, net of tax	—	—	—	—	738	—	—	738
Dividends declared:
Common Stock ($0.00 per share)	—	—	—	—	—	—	—	—
Class B Common Stock ($0.00 per share)	—	—	—	—	—	—	—	—
Balance on March 31, 2023	$11,431	$1,633	$135,953	$1,230,589	$(84,099)	$(60,845)	$(409)	$1,234,253

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Critical Accounting Policies

The condensed consolidated financial statements include the accounts and the consolidated operations of Coca‑Cola Consolidated, Inc. and its majority-owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments, including normal, recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented.

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of March 29, 2024 and December 31, 2023.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended March 29, 2024 (the “first quarter” of fiscal 2024 (“2024”)) and March 31, 2023 (the “first quarter” of fiscal 2023 (“2023”)).
•The changes in cash flows for the first quarter of 2024 and the first quarter of 2023.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2023 filed with the United States Securities and Exchange Commission.

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

Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of its results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for 2023 under the caption “Discussion of Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting estimates, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and that require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Any changes in critical accounting estimates are discussed with the Audit Committee of the Company’s Board of Directors during the quarter in which a change is contemplated and prior to making such change. See Note 6 for discussion related to the Company’s new short-term investments during the first quarter of 2024.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker (the “CODM”). It also requires disclosure and a description of the composition of other amounts by reportable segment, disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods and disclosure of the CODM’s title and process for assessing a reportable segment’s profit or loss. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years beginning after December 15, 2024. The Company has evaluated the impact ASU 2023-07 will have on its consolidated financial statements and does not expect a material impact upon adoption.

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

As of March 29, 2024, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

As of March 29, 2024, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2024	2023
Payments made by the Company to The Coca-Cola Company(1)	$457,244	$469,527
Payments made by The Coca-Cola Company to the Company	55,398	47,439

(1)This excludes acquisition related sub-bottling payments made by the Company to CCR (as defined below), a wholly owned subsidiary of The Coca‑Cola Company.

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

Acquisition related sub-bottling payments to CCR were $9.7 million in the first quarter of 2024 and $6.5 million in the first quarter of 2023. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	March 29, 2024	December 31, 2023
Current portion of acquisition related contingent consideration	$71,671	$64,528
Noncurrent portion of acquisition related contingent consideration	577,925	604,809
Total acquisition related contingent consideration	$649,596	$669,337

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.4 million as of March 29, 2024 and $20.9 million as of December 31, 2023.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $19.1 million as of March 29, 2024 and $17.2 million as of December 31, 2023.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $2.3 million in the first quarter of 2024 and $2.2 million in the first quarter of 2023.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $21.1 million on March 29, 2024 and $14.3 million on December 31, 2023, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $22.9 million as of March 29, 2024 and $22.1 million as of December 31, 2023.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $5.7 million in the first quarter of 2024 and $6.4 million in the first quarter of 2023.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $21.7 million on March 29, 2024 and $22.5 million on December 31, 2023. Rental payments for this lease were $1.0 million in both the first quarter of 2024 and the first quarter of 2023.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative expenses in the condensed consolidated statements of operations, was $2.0 million in both the first quarter of 2024 and the first quarter of 2023.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 98% of the Company’s net sales in both the first quarter of 2024 and the first quarter of 2023.

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

The following table represents a disaggregation of revenue from contracts with customers:

	First Quarter
(in thousands)	2024	2023
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,561,145	$1,533,288
Total point in time net sales	$1,561,145	$1,533,288

Over time net sales:
Nonalcoholic Beverages - over time	$13,567	$12,124
All Other - over time	16,914	26,230
Total over time net sales	$30,481	$38,354

Total net sales	$1,591,626	$1,571,642

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $4.8 million as of March 29, 2024 and $4.5 million as of December 31, 2023.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first quarter of 2024 and the first quarter of 2023:

	First Quarter
(in thousands)	2024	2023
Beginning balance - allowance for credit losses	$11,560	$13,119
Additions charged to expenses and as a reduction to net sales	725	1,631
Deductions	(510)	(744)
Ending balance - allowance for credit losses	$11,775	$14,006

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

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2024	2023
Net sales:
Nonalcoholic Beverages	$1,574,712	$1,545,412
All Other	88,102	92,376
Eliminations(1)	(71,188)	(66,146)
Consolidated net sales	$1,591,626	$1,571,642

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

	First Quarter
(in thousands)	2024	2023
Income from operations:
Nonalcoholic Beverages	$212,142	$209,779
All Other	3,264	(3,725)
Consolidated income from operations	$215,406	$206,054

Depreciation and amortization:
Nonalcoholic Beverages	$43,098	$40,564
All Other	3,653	2,945
Consolidated depreciation and amortization	$46,751	$43,509

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2024	2023
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$165,741	$118,127
Less dividends:
Common Stock	138,088	29,291
Class B Common Stock	16,578	3,517
Total undistributed earnings	$11,075	$85,319

Common Stock undistributed earnings – basic	$9,888	$76,172
Class B Common Stock undistributed earnings – basic	1,187	9,147
Total undistributed earnings – basic	$11,075	$85,319

Common Stock undistributed earnings – diluted	$9,874	$76,002
Class B Common Stock undistributed earnings – diluted	1,201	9,317
Total undistributed earnings – diluted	$11,075	$85,319

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$138,088	$29,291
Common Stock undistributed earnings – basic	9,888	76,172
Numerator for basic net income per Common Stock share	$147,976	$105,463

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$16,578	$3,517
Class B Common Stock undistributed earnings – basic	1,187	9,147
Numerator for basic net income per Class B Common Stock share	$17,765	$12,664

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$138,088	$29,291
Dividends on Class B Common Stock assumed converted to Common Stock	16,578	3,517
Common Stock undistributed earnings – diluted	11,075	85,319
Numerator for diluted net income per Common Stock share	$165,741	$118,127

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$16,578	$3,517
Class B Common Stock undistributed earnings – diluted	1,201	9,317
Numerator for diluted net income per Class B Common Stock share	$17,779	$12,834

	First Quarter
(in thousands, except per share data)	2024	2023
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,369	8,369
Class B Common Stock weighted average shares outstanding – basic	1,005	1,005

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,387	9,395
Class B Common Stock weighted average shares outstanding – diluted	1,018	1,026

Basic net income per share:
Common Stock	$17.68	$12.60
Class B Common Stock	$17.68	$12.60

Diluted net income per share:
Common Stock	$17.66	$12.57
Class B Common Stock	$17.46	$12.51

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
(3)For periods presented during which the Company has net income, the denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of unvested performance shares relative to the Long-Term Performance Equity Plan. For periods presented during which the Company has net loss, the unvested performance shares granted pursuant to the Long-Term Performance Equity Plan are excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. See Note 2 for additional information on the Long-Term Performance Equity Plan.
(4)The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of the Company’s Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of unvested performance shares relative to such award is prospectively removed from the denominator in the computation of diluted net income per share.
(5)The Company did not have anti-dilutive unvested performance shares for any periods presented.

6.Short-Term Investments

Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. As of March 29, 2024, all of the Company’s short-term investments were classified as available-for-sale. As of December 31, 2023, the Company did not have any short-term investments. Realized gains and losses on available-for-sale investments are included in net income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss).

As of March 29, 2024, the Company’s available-for-sale investments consisted of the following cost, unrealized positions and estimated fair value, disaggregated by class of instrument:

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$115,297	$4	$(176)	$115,125
Corporate bonds	62,128	1	(53)	62,076
Commercial paper instruments	3,482	—	(2)	3,480
Asset-backed securities	2,964	—	(6)	2,958
Total short-term investments	$183,871	$5	$(237)	$183,639

As of March 29, 2024, all of the Company’s available-for-sale investments were classified as short-term investments in the condensed consolidated balance sheet and had weighted average maturities of less than one year. The Company did not identify any other-than-temporary impairment on its available-for-sale investments during the first quarter of 2024.

The sale and/or maturity of available-for-sale investments resulted in the following realized activity during the first quarter of 2024:

First Quarter
(in thousands)	2024
Gross realized gains	$—
Gross realized losses	—
Proceeds	1,116

There was no realized activity during the first quarter of 2023, as the Company did not have any short-term investments during that period.

7.    Inventories

Inventories consisted of the following:

(in thousands)	March 29, 2024	December 31, 2023
Finished products	$246,307	$207,912
Manufacturing materials	72,239	71,560
Plastic shells, plastic pallets and other inventories	42,540	42,460
Total inventories	$361,086	$321,932

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 29, 2024	December 31, 2023
Repair parts	$31,317	$35,256
Prepaid software	9,774	9,427
Prepaid taxes	9,195	9,020
Prepaid marketing	5,462	4,703
Commodity hedges at fair market value	2,548	3,747
Other prepaid expenses and other current assets	31,297	26,432
Total prepaid expenses and other current assets	$89,593	$88,585

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	March 29, 2024	December 31, 2023	Estimated Useful Lives
Land	$99,858	$99,858
Buildings	391,483	390,852	8-50 years
Machinery and equipment	509,406	498,737	5-20 years
Transportation equipment	621,175	611,001	3-20 years
Furniture and fixtures	106,204	107,072	3-10 years
Cold drink dispensing equipment	451,490	449,508	3-17 years
Leasehold and land improvements	178,805	179,146	5-20 years
Software for internal use	49,611	49,611	3-10 years
Construction in progress	104,612	95,623
Total property, plant and equipment, at cost	2,512,644	2,481,408
Less: Accumulated depreciation and amortization	1,190,963	1,160,845
Property, plant and equipment, net	$1,321,681	$1,320,563

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	March 29, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	6.6 years	6.7 years
Financing leases	3.3 years	3.5 years
Weighted average discount rate:
Operating leases	3.9%	3.8%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	First Quarter
(in thousands)	2024	2023
Operating lease costs	$7,789	$8,273
Short-term and variable leases	3,030	3,765
Depreciation expense from financing leases	412	411
Interest expense on financing lease obligations	92	121
Total lease cost	$11,323	$12,570

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of March 29, 2024:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2024	$22,330	$2,114
2025	24,341	2,869
2026	21,115	1,233
2027	18,614	338
2028	13,890	345
Thereafter	39,045	620
Total minimum lease payments including interest	$139,335	$7,519
Less: Amounts representing interest	17,271	601
Present value of minimum lease principal payments	122,064	6,918
Less: Current portion of lease liabilities	25,085	2,536
Noncurrent portion of lease liabilities	$96,979	$4,382

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2023:

(in thousands)	Operating Leases	Financing Leases
2024	$29,932	$2,808
2025	24,329	2,869
2026	21,115	1,233
2027	18,614	338
2028	13,890	345
Thereafter	39,022	620
Total minimum lease payments including interest	$146,902	$8,213
Less: Amounts representing interest	18,437	694
Present value of minimum lease principal payments	128,465	7,519
Less: Current portion of lease liabilities	26,194	2,487
Noncurrent portion of lease liabilities	$102,271	$5,032

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Quarter
(in thousands)	2024	2023
Cash flows from operating activities impact:
Operating leases	$7,612	$8,028
Interest payments on financing lease obligations	92	121
Total cash flows from operating activities impact	$7,704	$8,149

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$601	$558
Total cash flows from financing activities impact	$601	$558

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	March 29, 2024	December 31, 2023
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	179,271	173,048
Distribution agreements, net	$810,920	$817,143

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	March 29, 2024	December 31, 2023
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	18,195	17,789
Customer lists, net	$7,093	$7,499

13.    Supply Chain Finance Program

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $50.2 million as of March 29, 2024 and $55.1 million as of December 31, 2023.

14.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 29, 2024	December 31, 2023
Current portion of acquisition related contingent consideration	$71,671	$64,528
Accrued insurance costs	59,385	54,040
Accrued marketing costs	51,760	55,799
Employee and retiree benefit plan accruals	32,440	34,203
Accrued taxes (other than income taxes)	8,733	7,474
Accrued interest payable	5,842	2,520
All other accrued expenses	24,634	19,430
Total other accrued liabilities	$254,465	$237,994

15.    Commodity Derivative Instruments

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

	First Quarter
(in thousands)	2024	2023
Cost of sales	$(1,156)	$(395)
Selling, delivery and administrative expenses	(43)	(2,690)
Total loss	$(1,199)	$(3,085)

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

(in thousands)	March 29, 2024	December 31, 2023
Prepaid expenses and other current assets	$2,548	$3,747
Total assets	$2,548	$3,747

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	March 29, 2024	December 31, 2023
Gross commodity derivative instrument assets	$2,548	$3,747
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	March 29, 2024	December 31, 2023
Notional amount of outstanding commodity derivative instruments	$52,923	$50,187
Latest maturity date of outstanding commodity derivative instruments	December 2024	December 2024

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

Financial Instrument	Fair Value Level	Methods and Assumptions
Deferred compensation plan assets and liabilities	Level 1	The fair value of the Company’s nonqualified deferred compensation plan for certain executives and other highly compensated employees is based on the fair values of associated assets and liabilities, which are held in mutual funds and are based on the quoted market values of the securities held within the mutual funds.
Short-term investments	Level 1	The fair values of the Company’s Level 1 short-term investments, which are U.S. Treasury securities, corporate bonds and asset-backed securities, are based on the quoted market prices of those securities which are actively traded on national exchanges.
Short-term investments	Level 2	The fair values of the Company’s Level 2 short-term investments, which are commercial paper instruments, are based on estimated current market prices and have readily determinable fair market values.
Commodity derivative instruments	Level 2	The fair values of the Company’s commodity derivative instruments are based on current settlement values at each balance sheet date, which represent the estimated amounts the Company would have received or paid upon termination of these instruments. The Company’s credit risk related to the commodity derivative instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair values of commodity derivative instruments.
Long-term debt	Level 2	The carrying amounts of the Company’s variable rate debt approximate the fair values due to variable interest rates with short reset periods. The fair values of the Company’s fixed rate debt are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair value of the Company’s acquisition related contingent consideration is based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, short-term investments, commodity derivative instruments, long‑term debt and acquisition related contingent consideration:

	March 29, 2024
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$73,132	$73,132	$73,132	$—	$—
Short-term investments	183,639	183,639	180,159	3,480	—
Commodity derivative instruments	2,548	2,548	—	2,548	—
Liabilities:
Deferred compensation plan liabilities	73,132	73,132	73,132	—	—
Long-term debt	599,293	580,800	—	580,800	—
Acquisition related contingent consideration	649,596	649,596	—	—	649,596

	December 31, 2023
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$64,769	$64,769	$64,769	$—	$—
Commodity derivative instruments	3,747	3,747	—	3,747	—
Liabilities:
Deferred compensation plan liabilities	64,769	64,769	64,769	—	—
Long-term debt	599,159	579,000	—	579,000	—
Acquisition related contingent consideration	669,337	669,337	—	—	669,337

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2024	2023
Beginning balance - Level 3 liability	$669,337	$541,491
Payments of acquisition related contingent consideration	(9,700)	(6,499)
Reclassification to current payables	(4,500)	(200)
(Decrease) increase in fair value	(5,541)	41,654
Ending balance - Level 3 liability	$649,596	$576,446

As of March 29, 2024 and March 31, 2023, a WACC of 8.9% and 8.7%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The decrease in the fair value of the acquisition related contingent consideration liability in the first quarter of 2024 was primarily driven by an increase in the WACC used to calculate the fair value of the liability, partially offset by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first quarter of 2024.

For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $70 million.

17.    Income Taxes

The Company’s effective income tax rate was 25.6% for the first quarter of 2024 and 25.8% for the first quarter of 2023. The Company’s income tax expense was $57.1 million for the first quarter of 2024 and $41.1 million for the first quarter of 2023. The increase in income tax expense was primarily attributable to higher income before taxes during the first quarter of 2024 compared to the first quarter of 2023.

The Company had uncertain tax positions, including accrued interest, of $0.4 million on both March 29, 2024 and December 31, 2023, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

Prior tax years beginning in year 2020 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 2000 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

18.    Pension and Postretirement Benefit Obligations

Pension Plans

The Company has historically sponsored two pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after that date. The Primary Plan was terminated during 2023, as discussed below. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants.

During the second quarter of 2023, the Company began recognizing the termination of the Primary Plan. The Company recognized settlement expense of $112.8 million during the final three quarters of 2023 in conjunction with the full settlement of the Primary Plan benefit liabilities. This settlement expense related primarily to the reclassification of the gross actuarial losses associated with the Primary Plan out of accumulated other comprehensive loss and was recorded as pension plan settlement expense in the consolidated statement of operations for 2023. See Note 22 for additional information related to the impact on accumulated other comprehensive loss of the Primary Plan termination during 2023.

The components of net periodic pension cost related to the Bargaining Plan during the first quarter of 2024 and both the Bargaining Plan and the Primary Plan during the first quarter of 2023 were as follows:

	First Quarter
(in thousands)	2024	2023
Service cost	$1,091	$1,099
Interest cost	589	3,508
Expected return on plan assets	(763)	(2,914)
Recognized net actuarial loss	—	973
Amortization of prior service cost	4	4
Net periodic pension cost	$921	$2,670

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company did not make any contributions to the Bargaining Plan during the first quarter of 2024. The Company does not expect cash contributions to the Bargaining Plan to exceed $2 million during 2024.

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

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2024	2023
Service cost	$310	$294
Interest cost	781	698
Recognized net actuarial loss	26	—
Net periodic postretirement benefit cost	$1,117	$992

19.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	March 29, 2024	December 31, 2023
Noncurrent portion of acquisition related contingent consideration	$577,925	$604,809
Accruals for executive benefit plans	146,814	153,428
Noncurrent deferred proceeds from related parties	99,410	100,176
Other	7,447	8,086
Total other liabilities	$831,596	$866,499

20.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	March 29, 2024	December 31, 2023
Senior bonds(1)	11/25/2025	3.80%	Semi-annually	Public	$350,000	$350,000
Revolving credit facility(2)	7/9/2026	Variable	Varies	Nonpublic	—	—
Senior notes	10/10/2026	3.93%	Quarterly	Nonpublic	100,000	100,000
Senior notes	3/21/2030	3.96%	Quarterly	Nonpublic	150,000	150,000
Unamortized discount on senior bonds(1)	11/25/2025				(15)	(17)
Debt issuance costs					(692)	(824)
Total long-term debt					$599,293	$599,159

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

The indenture under which the Company’s senior bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of March 29, 2024. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

21.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. The Company purchased 6.1 million cases and 6.2 million cases of finished product from SAC in the first quarter of 2024 and the first quarter of 2023, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2024	2023
Purchases from Southeastern	$36,964	$42,827
Purchases from SAC	50,556	49,605
Total purchases from manufacturing cooperatives	$87,520	$92,432

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of March 29, 2024 and December 31, 2023, the amount of the Company’s guarantee of SAC’s debt was $0 and $9.5 million, respectively. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of March 29, 2024, and there was no impairment identified in 2023.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $37.6 million on both March 29, 2024 and December 31, 2023.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of March 29, 2024, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $135.1 million.

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

22.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is comprised of adjustments to the Company’s pension and postretirement medical benefit plans and unrealized gains/losses on the Company’s short-term investments.

Following is a summary of AOCI(L) for the first quarter of 2024 and the first quarter of 2023:

(in thousands)	December 31, 2023	Pre-tax Activity	Tax Effect	March 29, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$533
Prior service costs	(97)	4	(1)	(94)
Net postretirement benefits activity:
Actuarial gain	721	26	(6)	741
Prior service costs	(624)	—	—	(624)
Unrealized loss on short-term investments	—	(232)	56	(176)
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$(4,276)	$(202)	$49	$(4,429)

As of December 31, 2023 and March 29, 2024, there were no gross actuarial losses or prior service costs included in accumulated other comprehensive loss associated with the Primary Plan. The Primary Plan settlement, which was completed during 2023, is reflected within the beginning balances above. All pension activity during 2024 was related to the Bargaining Plan.

(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	March 31, 2023
Net pension activity:
Actuarial loss	$(71,140)	$973	$(238)	$(70,405)
Prior service costs	(105)	4	(1)	(102)
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(84,837)	$977	$(239)	$(84,099)

23.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
(in thousands)	2024	2023
Short-term investments	$(1,181)	$—
Accounts receivable, trade	(12,081)	(23,038)
Allowance for doubtful accounts	515	887
Accounts receivable from The Coca‑Cola Company	(8,804)	(10,807)
Accounts receivable, other	437	1,058
Inventories	(39,154)	10,232
Prepaid expenses and other current assets	(1,008)	5,975
Accounts payable, trade	(1,812)	(15,636)
Accounts payable to The Coca‑Cola Company	66,995	26,521
Other accrued liabilities	16,471	6,445
Accrued compensation	(64,635)	(51,175)
Change in current assets less current liabilities	$(44,257)	$(49,538)

24.    Subsequent Events

On May 6, 2024, the Company announced that it intends to purchase up to $3.1 billion in value of its Common Stock through both a modified “Dutch auction” tender offer (the “Tender Offer”) for up to $2.0 billion of its Common Stock and a separate share purchase agreement (the “Purchase Agreement”) with a subsidiary of The Coca‑Cola Company. The Company intends to fund the Tender Offer and repurchase of shares under the Purchase Agreement with a combination of new funded debt and cash on hand.

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of March 29, 2024 and December 31, 2023.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended March 29, 2024 (the “first quarter” of fiscal 2024 (“2024”)) and March 31, 2023 (the “first quarter” of fiscal 2023 (“2023”)).
•The changes in cash flows for the first quarter of 2024 and the first quarter of 2023.

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

We offer a range of nonalcoholic beverage products and flavors, including both sparkling and still beverages, designed to meet the demands of our consumers. Sparkling beverages are carbonated beverages and the Company’s principal sparkling beverage is Coca‑Cola. Still beverages include energy products and noncarbonated beverages such as bottled water, ready-to-drink tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

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

Executive Summary

Net sales increased 1% to $1.6 billion in the first quarter of 2024. Sparkling and Still net sales increased 3.4% and 0.4%, respectively, compared to the first quarter of 2023. Net sales growth was driven by our annual price increase that took effect during the quarter.

Standard physical case volume was down 0.4%, which was attributable to an extra selling day in the first quarter of 2023. Comparable standard physical case volume, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, increased 0.7% versus the first quarter of 2023. Comparable Sparkling category volume grew 2.0% with strong performance of multi-serve packages sold in larger retail stores. The Sparkling category also benefited from Easter holiday sales activity shifting into the first quarter of 2024. Comparable Still category volume declined 3.1% during the first quarter of 2024.

Gross profit in the first quarter of 2024 was $640.6 million, an increase of $16.5 million, or 3%. Gross margin improved 50 basis points to 40.2%. Pricing actions taken during the first quarter, stable commodity prices and higher Sparkling sales contributed to the overall improvement in gross margin.

Selling, delivery and administrative (“SD&A”) expenses in the first quarter of 2024 increased $7.1 million, or 2%. SD&A expenses as a percentage of net sales increased 10 basis points to 26.7% in the first quarter of 2024. The increase in SD&A expenses as compared to the first quarter of 2023 was primarily driven by an increase in labor costs related to annual wage adjustments.

Income from operations in the first quarter of 2024 was $215.4 million, compared to $206.1 million in the first quarter of 2023, an increase of 5%. Operating margin for the first quarter of 2024 was 13.5% as compared to 13.1% for the first quarter of 2023, an increase of 40 basis points.

Net income in the first quarter of 2024 was $165.7 million, compared to $118.1 million in the first quarter of 2023, an improvement of $47.6 million. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in the first quarter of 2024 was $162.5 million, compared to $151.8 million in the first quarter of 2023, an increase of $10.7 million. Income tax expense for the first quarter of 2024 was $57.1 million, compared to $41.1 million in the first quarter of 2023. The effective income tax rate for the first quarter of 2024 was 25.6%, compared to 25.8% for the first quarter of 2023.

Cash flows provided by operations for the first quarter of 2024 were $194.3 million, compared to $184.7 million for the first quarter of 2023. Cash flows from operations reflected our strong operating performance during the first quarter of 2024. In the first quarter of 2024, we invested $77 million in capital expenditures as we continue to enhance our supply chain and invest for future growth. For the full year of 2024, we expect our capital expenditures to be between $300 million and $350 million. During the first quarter of 2024, we made dividend payments of $155 million, which included a special dividend payment of $150 million.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company undertook significant capital expenditures to optimize our supply chain and to invest for future growth during 2023, and expects to continue to make significant investments during 2024. Over the past five years, the Company has made capital expenditures of approximately $200 million related to fleet, $125 million related to automation and $470 million related to supply chain improvements.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures. We believe strengthening our balance sheet gives us the flexibility to make optimal capital allocation decisions for long-term value creation.

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territory. Our typical direct store delivery method uses Company-owned vehicles and warehouses, but we are increasingly using alternative methods of distribution. For example, in instances of post-mix delivery for use in fountain machines, we have shifted our delivery method towards alternative distributors in order to enhance customer service and profitability. In instances of bottle/can delivery, we are shifting certain products for certain customers and channels of business to alternative routes to market. These alternative routes to market include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company. During the first quarter of 2024, more than half of our post-mix gallons and less than 10% of our bottle/can volume was delivered through alternative routes to market.

Digitally Enabled Selling Platform: Through our investment in CONA Services LLC, we, along with other Coca-Cola bottlers, are building a digitally enabled selling platform called MyCoke 360 that we believe will enable us to better serve our customers. This platform will enable a more seamless order and payment platform for certain customers and we expect this platform will enable us to enhance customer service and create more selling opportunities for our teammates. This platform is targeted to certain on-premise and small store customers.

Results of Operations

First Quarter Results

The Company’s results of operations for the first quarter of 2024 and the first quarter of 2023 are highlighted in the table below and discussed in the following paragraphs.

	First Quarter
(in thousands)	2024	2023	Change
Net sales	$1,591,626	$1,571,642	$19,984
Cost of sales	951,067	947,536	3,531
Gross profit	640,559	624,106	16,453
Selling, delivery and administrative expenses	425,153	418,052	7,101
Income from operations	215,406	206,054	9,352
Interest (income) expense, net	(2,716)	2,929	(5,645)
Mark-to-market on acquisition related contingent consideration	(5,541)	41,654	(47,195)
Other expense, net	828	2,269	(1,441)
Income before taxes	222,835	159,202	63,633
Income tax expense	57,094	41,075	16,019
Net income	165,741	118,127	47,614
Other comprehensive (loss) income, net of tax	(153)	738	(891)
Comprehensive income	$165,588	$118,865	$46,723

Net Sales

Net sales increased $20.0 million, or 1.3%, to $1.59 billion in the first quarter of 2024, as compared to $1.57 billion in the first quarter of 2023. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $40 million. The increase in net sales was partially offset by a decline in external freight revenue, which decreased net sales by approximately $10 million. The increase in net sales was also partially offset by lower case sales volume as compared to the first quarter of 2023, which decreased net sales by approximately $5 million. The first quarter of 2024 included one less selling day compared to the first quarter of 2023.

Net sales by product category were as follows:

	First Quarter
(in thousands)	2024	2023	% Change
Bottle/can sales:
Sparkling beverages	$951,992	$920,562	3.4%
Still beverages	511,642	509,628	0.4%
Total bottle/can sales	1,463,634	1,430,190	2.3%

Other sales:
Sales to other Coca‑Cola bottlers	78,703	86,445	(9.0)%
Post-mix sales and other	49,289	55,007	(10.4)%
Total other sales	127,992	141,452	(9.5)%

Total net sales	$1,591,626	$1,571,642	1.3%

The decline in post-mix sales and other in the first quarter of 2024 as compared to the first quarter of 2023 was related to a shift in how we deliver post-mix products to our customers. The Company has shifted to a broader use of alternative distributors, rather than Company-owned vehicles and warehouses, to deliver post-mix products to customers in our territory. We receive a fee from a vendor on these post-mix gallons delivered to locally managed customers in our territory, which is recorded as a reduction to cost of sales. This transition has occurred over the past several years but accelerated in 2023 and is expected to continue to be more prevalent throughout 2024. More than half of the post-mix gallons sold to local customers in our franchise territory in the first quarter of 2024 were delivered using these alternative distribution methods.

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	First Quarter
(in thousands)	2024	2023	% Change
Bottle/can sales volume:
Sparkling beverages	61,785	61,250	0.9%
Still beverages	20,326	21,220	(4.2)%
Total bottle/can sales volume	82,111	82,470	(0.4)%

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

As a result of not physically delivering the product, the sales volume delivered using these alternative methods of distribution is not reflected in our volume metrics. However, because we have the exclusive distribution rights for nonalcoholic beverages within our franchise territory, we receive fees for the delivery of qualified product in our territory. These fees are reported in net sales. Changes in the delivery of our products to our customers has impacted, and will continue to impact, our reported volume and net sales. This transition has occurred over the past several years but accelerated in 2023 and is expected to continue to be more prevalent throughout 2024. Less than 10% of the bottle/can volume sold in our franchise territory in the first quarter of 2024 was delivered using these alternative routes to market.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2024	2023
Approximate percent of the Company’s total bottle/can sales volume:
Wal-Mart Stores, Inc.	21%	21%
The Kroger Company	15%	11%
Total approximate percent of the Company’s total bottle/can sales volume	36%	32%

Approximate percent of the Company’s total net sales:
Wal-Mart Stores, Inc.	17%	16%
The Kroger Company	12%	9%
Total approximate percent of the Company’s total net sales	29%	25%

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits and post-mix funding from brand companies. Raw material costs, excluding concentrate, represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $3.5 million, or 0.4%, to $951.1 million in the first quarter of 2024, as compared to $947.5 million in the first quarter of 2023. The increase in cost of sales was driven by higher input costs, including concentrate and manufacturing costs, which increased cost of sales by approximately $35 million. The increase in cost of sales was partially offset by lower case sales volume as compared to the first quarter of 2023, which decreased cost of sales by approximately $20 million. The increase in cost of sales was also partially offset by a decline in external freight volume, which decreased cost of sales by approximately $15 million.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $45.3 million in the first quarter of 2024 and $37.0 million in the first quarter of 2023.

Selling, Delivery and Administrative Expenses

SD&A expenses include the following: sales management labor costs, distribution costs resulting from transporting finished products from distribution centers to customer locations, distribution center overhead including depreciation expense, distribution center warehousing costs, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangible assets and administrative support labor and operating costs. Labor costs represent approximately 60% of total SD&A expenses on an annual basis.

SD&A expenses increased $7.1 million, or 1.7%, to $425.2 million in the first quarter of 2024, as compared to $418.1 million in the first quarter of 2023. SD&A expenses as a percentage of net sales increased to 26.7% in the first quarter of 2024 from 26.6% in the first quarter of 2023. The increase in SD&A expenses was primarily driven by an increase in labor costs related to annual wage adjustments.

Shipping and handling costs included in SD&A expenses were $193.0 million in the first quarter of 2024 and $193.2 million in the first quarter of 2023.

Interest (Income) Expense, Net

Interest (income) expense, net changed $5.6 million, or 192.7%, to $2.7 million of interest income, net in the first quarter of 2024, as compared to $2.9 million of interest expense, net in the first quarter of 2023. The change in interest (income) expense, net was primarily a result of an increase in interest income due to higher cash, cash equivalent and short-term investment balances and increased yields as compared to the first quarter of 2023.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration was a decrease of $5.5 million in the first quarter of 2024 as compared to an increase of $41.7 million in the first quarter of 2023, a change of $47.2 million.

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

The change in the fair value of the acquisition related contingent consideration liability in the first quarter of 2024 as compared to the first quarter of 2023 was primarily driven by changes in the WACC used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net decreased $1.4 million to $0.8 million in the first quarter of 2024, as compared to $2.3 million in the first quarter of 2023. The decrease in other expense, net was primarily driven by changes in the actuarial assumptions related to our pension and postretirement plan liabilities.

Income Tax Expense

The Company’s effective income tax rate was 25.6% for the first quarter of 2024 and 25.8% for the first quarter of 2023. The Company’s income tax expense increased $16.0 million, or 39.0%, to $57.1 million for the first quarter of 2024, as compared to $41.1 million for the first quarter of 2023. The increase in income tax expense was primarily attributable to higher income before taxes during the first quarter of 2024 compared to the first quarter of 2023.

Other Comprehensive (Loss) Income, Net of Tax

Other comprehensive (loss) income, net of tax was $0.2 million of other comprehensive loss in the first quarter of 2024 and $0.7 million of other comprehensive income in the first quarter of 2023.

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

The Company’s segment results are as follows:

	First Quarter
(in thousands)	2024	2023
Net sales:
Nonalcoholic Beverages	$1,574,712	$1,545,412
All Other	88,102	92,376
Eliminations(1)	(71,188)	(66,146)
Consolidated net sales	$1,591,626	$1,571,642

Income from operations:
Nonalcoholic Beverages	$212,142	$209,779
All Other	3,264	(3,725)
Consolidated income from operations	$215,406	$206,054

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

The tables below reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP). Results for the first quarter of 2023 include one additional selling day compared to the first quarter of 2024. For comparison purposes, the estimated impact of the additional selling day in the first quarter of 2023 has been excluded from our comparable volume results.

	First Quarter
(in thousands)	2024	2023	Change
Standard physical case volume	82,111	82,470	(0.4)%
Volume related to extra day in fiscal period	—	(923)
Comparable standard physical case volume	82,111	81,547	0.7%

	First Quarter 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$640,559	$425,153	$215,406	$222,835	$165,741	$17.68
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	(5,541)	(4,172)	(0.45)
Fair value adjustments for commodity derivative instruments(2)	1,156	(43)	1,199	1,199	903	0.10
Total reconciling items	1,156	(43)	1,199	(4,342)	(3,269)	(0.35)
Adjusted results (non-GAAP)	$641,715	$425,110	$216,605	$218,493	$162,472	$17.33

	First Quarter 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$624,106	$418,052	$206,054	$159,202	$118,127	$12.60
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	41,654	31,361	3.35
Fair value adjustments for commodity derivative instruments(2)	395	(2,690)	3,085	3,085	2,323	0.25
Total reconciling items	395	(2,690)	3,085	44,739	33,684	3.60
Adjusted results (non-GAAP)	$624,501	$415,362	$209,139	$203,941	$151,811	$16.20

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

Financial Condition

Total assets were $4.30 billion as of March 29, 2024, which was an increase of $8.2 million from December 31, 2023. Net working capital, defined as current assets less current liabilities, was $797.0 million as of March 29, 2024, which was an increase of $183.2 million from December 31, 2023.

Significant changes in net working capital as of March 29, 2024 as compared to December 31, 2023 were as follows:

•A decrease in cash and cash equivalents of $234.0 million, primarily as a result of the purchase of short-term investments of approximately $184 million and dividend payments of approximately $155 million, partially offset by our strong operating performance.
•An increase in short-term investments of $183.6 million, due to the purchase of new short-term investments during the first quarter of 2024.
•An increase in inventories of $39.2 million, primarily due to seasonal builds of inventory.
•A decrease in accounts payable, trade of $36.6 million, primarily due to the timing of cash payments.
•An increase in accounts payable to The Coca-Cola Company of $67.0 million, primarily due to the timing of cash payments.
•A decrease in accrued compensation of $64.6 million, primarily as a result of the timing of bonus and incentive payments in the first quarter of 2024.
•A decrease in dividends payable of $154.7 million, primarily related to the payment of a special cash dividend during the first quarter of 2024.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of March 29, 2024, the Company had $401.3 million in cash and cash equivalents. The Company’s cash equivalent balance consisted predominantly of investments in money market funds and U.S. Treasury securities with maturities of 90 days or less. As of March 29, 2024, the Company had $183.6 million in short-term investments, which consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

The Company’s long-term debt as of March 29, 2024 and December 31, 2023 was as follows:

(in thousands)	Maturity Date	March 29, 2024	December 31, 2023
Senior bonds and unamortized discount on senior bonds(1)	11/25/2025	$349,985	$349,983
Revolving credit facility(2)	7/9/2026	—	—
Senior notes	10/10/2026	100,000	100,000
Senior notes	3/21/2030	150,000	150,000
Debt issuance costs		(692)	(824)
Total long-term debt		$599,293	$599,159

(1)The senior bonds due in 2025 were issued at 99.975% of par.
(2)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.

The indenture under which the Company’s senior bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of March 29, 2024. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of March 29, 2024, the Company’s credit ratings and outlook for its long-term debt were as follows:

	Credit Rating	Rating Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Stable

The Company’s Board of Directors has declared, and the Company has paid, dividends on the Common Stock and the Class B Common Stock and each class of common stock has participated equally in all dividends each quarter for more than 30 years. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

On May 6, 2024, the Company announced that it intends to purchase up to $3.1 billion in value of its Common Stock through both a modified “Dutch auction” tender offer (the “Tender Offer”) for up to $2.0 billion of its Common Stock and a separate share purchase agreement (the “Purchase Agreement”) with a subsidiary of The Coca‑Cola Company. The Company intends to fund the Tender Offer and repurchase of shares under the Purchase Agreement with a combination of new funded debt and cash on hand.

We review supplier terms and conditions on an ongoing basis, and have negotiated payment term extensions in recent years in connection with our efforts to improve cash flow and working capital. Separate from those term extension actions, the Company has an agreement with a third-party financial institution to facilitate a supply chain finance (“SCF”) program, which allows qualifying suppliers to sell their receivables from the Company to the financial institution in order to negotiate shorter payment terms on outstanding receivable arrangements. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program. See Note 13 to the condensed consolidated financial statements for additional information related to the Company’s SCF program.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2024	2023
Beginning balance - Level 3 liability	$669,337	$541,491
Payments of acquisition related contingent consideration	(9,700)	(6,499)
Reclassification to current payables	(4,500)	(200)
(Decrease) increase in fair value	(5,541)	41,654
Ending balance - Level 3 liability	$649,596	$576,446

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2024	2023
Cash Sources:
Net cash provided by operating activities(1)	$194,273	$184,694
Proceeds from the disposal of short-term investments	1,116	—
Proceeds from the sale of property, plant and equipment	100	158
Total cash sources	$195,489	$184,852

Cash Uses:
Purchases of short-term investments	$183,806	$—
Cash dividends paid	154,666	32,808
Additions to property, plant and equipment	77,040	52,700
Payments of acquisition related contingent consideration	9,700	6,499
Investment in equity method investees	3,632	—
Payments on financing lease obligations	601	558
Debt issuance fees	53	154
Total cash uses	$429,498	$92,719
Net (decrease) increase in cash during period	$(234,009)	$92,133

(1)Net cash provided by operating activities included net income tax payments of $2.7 million in the first quarter of 2024 and $1.1 million in the first quarter of 2023.

Cash Flows From Operating Activities

During the first quarter of 2024, cash provided by operating activities was $194.3 million, which was an increase of $9.6 million as compared to the first quarter of 2023. The increase was primarily a result of our strong operating performance during the first quarter of 2024.

Cash Flows From Investing Activities

During the first quarter of 2024, cash used in investing activities was $263.3 million, which was an increase of $210.7 million as compared to the first quarter of 2023. The increase was primarily a result of the purchase of short-term investments of approximately $184 million during the first quarter of 2024, as well as additions to property, plant and equipment, which were approximately $77 million during the first quarter of 2024 and approximately $53 million during the first quarter of 2023. There were $24.3 million and $18.1 million of additions to property, plant and equipment accrued in accounts payable, trade as of March 29, 2024 and March 31, 2023, respectively.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2024 to be in the range of approximately $300 million to $350 million. Over the next five years, the Company anticipates additions to property, plant and equipment to be in the range of approximately $250 million to $300 million.

Cash Flows From Financing Activities

During the first quarter of 2024, cash used in financing activities was $165.0 million, which was an increase of $125.0 million as compared to the first quarter of 2023. The increase was primarily a result of dividend payments of approximately $155 million during the first quarter of 2024 (which included a special cash dividend of $16.00 per share), as compared to dividend payments of approximately $33 million during the first quarter of 2023 (which included a special cash dividend of $3.00 per share).

The Company had cash payments for acquisition related contingent consideration of $9.7 million during the first quarter of 2024 and $6.5 million during the first quarter of 2023. For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $70 million.

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

	First Quarter
(in thousands)	2024	2023
Increase in cost of sales	$1,534	$1,056
Increase in SD&A expenses	323	3,937
Net impact	$1,857	$4,993

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation), disruption of supply or unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients and product safety and sustainability; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or on our best behalf and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our information technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ information technology systems; unfavorable changes in the general economy; the concentration risks among our customers and suppliers; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs, and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; the impact of any pandemic or public health situation; and the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for 2023 and elsewhere in this report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of March 29, 2024. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of March 29, 2024, there would be no change to interest expense for the next 12 months.

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

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 3.5% in March 2024, as compared to 3.4% in December 2023 and 6.5% in December 2022. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2024.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10‑K for 2023.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: May 6, 2024	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: May 6, 2024	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)