Form 10-Q
period 2024-06-28
Coca-Cola Consolidated, Inc.
filed 2024-07-31
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 19, 2024, there were 7,755,983 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2024

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$1,795,943	$1,738,832	$3,387,569	$3,310,474
Cost of sales	1,079,233	1,067,255	2,030,300	2,014,791
Gross profit	716,710	671,577	1,357,269	1,295,683
Selling, delivery and administrative expenses	457,570	437,907	882,723	855,959
Income from operations	259,140	233,670	474,546	439,724
Interest (income) expense, net	(1,620)	1,353	(4,336)	4,282
Mark-to-market on acquisition related contingent consideration	27,826	25,520	22,285	67,174
Pension plan settlement expense	—	39,777	—	39,777
Other expense, net	709	2,268	1,537	4,537
Income before taxes	232,225	164,752	455,060	323,954
Income tax expense	59,413	42,433	116,507	83,508
Net income	$172,812	$122,319	$338,553	$240,446

Basic net income per share:
Common Stock	$18.57	$13.05	$36.26	$25.65
Weighted average number of Common Stock shares outstanding	8,302	8,369	8,335	8,369

Class B Common Stock	$18.56	$13.05	$36.18	$25.65
Weighted average number of Class B Common Stock shares outstanding	1,005	1,005	1,005	1,005

Diluted net income per share:
Common Stock	$18.54	$13.02	$36.19	$25.59
Weighted average number of Common Stock shares outstanding – assuming dilution	9,321	9,396	9,354	9,396

Class B Common Stock	$18.53	$13.01	$35.92	$25.51
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,019	1,027	1,019	1,027

Cash dividends per share:
Common Stock	$0.50	$0.50	$17.00	$4.00
Class B Common Stock	$0.50	$0.50	$17.00	$4.00

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Net income	$172,812	$122,319	$338,553	$240,446

Other comprehensive income (loss), net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial loss	—	(2,221)	—	(1,486)
Prior service credits	3	3	6	6
Pension plan settlement	—	30,041	—	30,041
Postretirement benefits reclassification including benefit costs:
Actuarial gain	20	—	40	—
Unrealized gain (loss) on short-term investments	3	—	(173)	—
Other comprehensive income (loss), net of tax	26	27,823	(127)	28,561
Comprehensive income	$172,838	$150,142	$338,426	$269,007

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 28, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,699,288	$635,269
Short-term investments	198,771	—
Accounts receivable, trade	617,839	555,933
Allowance for doubtful accounts	(15,276)	(16,060)
Accounts receivable from The Coca‑Cola Company	72,440	51,936
Accounts receivable, other	41,808	67,533
Inventories	338,249	321,932
Prepaid expenses and other current assets	83,225	88,585
Total current assets	3,036,344	1,705,128
Property, plant and equipment, net	1,366,054	1,320,563
Right-of-use assets - operating leases	110,139	122,708
Leased property under financing leases, net	3,962	4,785
Other assets	162,285	145,213
Goodwill	165,903	165,903
Distribution agreements, net	804,697	817,143
Customer lists, net	6,688	7,499
Total assets	$5,656,072	$4,288,942

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$23,923	$26,194
Current portion of obligations under financing leases	2,584	2,487
Accounts payable, trade	368,598	383,562
Accounts payable to The Coca‑Cola Company	248,640	139,499
Share repurchase obligation to The Coca-Cola Company	553,723	—
Other accrued liabilities	254,649	237,994
Accrued compensation	87,496	146,932
Dividends payable	—	154,666
Total current liabilities	1,539,613	1,091,334
Deferred income taxes	130,658	128,435
Pension and postretirement benefit obligations	61,892	60,614
Other liabilities	847,651	866,499
Noncurrent portion of obligations under operating leases	92,248	102,271
Noncurrent portion of obligations under financing leases	3,714	5,032
Long-term debt	1,785,102	599,159
Total liabilities	4,460,878	2,853,344
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 11,431,367 shares issued	11,431	11,431
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 shares issued	1,633	1,633
Additional paid-in capital	135,953	135,953
Retained earnings	1,685,977	1,352,111
Accumulated other comprehensive loss	(4,403)	(4,276)
Treasury stock, at cost: Common Stock – 3,675,384 and 3,062,374 shares, respectively	(634,988)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	1,195,194	1,435,598
Total liabilities and equity	$5,656,072	$4,288,942
See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Half
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$338,553	$240,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	82,684	75,415
Amortization of intangible assets and deferred proceeds, net	11,725	11,770
Fair value adjustment of acquisition related contingent consideration	22,285	67,174
Deferred income taxes	2,264	(7,848)
Loss on sale of property, plant and equipment	2,257	4,128
Amortization of debt costs	689	494
Pension plan settlement expense	—	39,777
Change in current assets less current liabilities	257	(41,957)
Change in other noncurrent assets	3,758	5,216
Change in other noncurrent liabilities	(27,341)	(11,277)
Total adjustments	98,578	142,892
Net cash provided by operating activities	$437,131	$383,338

Cash Flows from Investing Activities:
Purchases of short-term investments	$(213,123)	$—
Additions to property, plant and equipment	(159,400)	(92,893)
Proceeds from the disposal of short-term investments	16,643	—
Investment in equity method investees	(6,549)	(6,033)
Proceeds from the sale of property, plant and equipment	250	267
Net cash used in investing activities	$(362,179)	$(98,659)

Cash Flows from Financing Activities:
Proceeds from bond issuance	$1,200,000	$—
Cash dividends paid	(159,353)	(37,495)
Payments of acquisition related contingent consideration	(23,676)	(13,376)
Payments related to share repurchases	(14,471)	—
Debt issuance fees	(12,212)	(154)
Payments on financing lease obligations	(1,221)	(1,130)
Net cash provided by (used in) financing activities	$989,067	$(52,155)

Net increase in cash during period	$1,064,019	$232,524
Cash at beginning of period	635,269	197,648
Cash at end of period	$1,699,288	$430,172

Significant non-cash investing and financing activities:
Share repurchase obligation to The Coca-Cola Company	$553,723	$—
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	29,542	23,435
Right-of-use assets obtained in exchange for operating lease obligations	459	2,286

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on March 29, 2024	$11,431	$1,633	$135,953	$1,517,852	$(4,429)	$(60,845)	$(409)	$1,601,186
Net income	—	—	—	172,812	—	—	—	172,812
Other comprehensive income, net of tax	—	—	—	—	26	—	—	26
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(4,185)	—	—	—	(4,185)
Class B Common Stock ($0.50 per share)	—	—	—	(502)	—	—	—	(502)
Share repurchases(1)	—	—	—	—	—	(574,143)	—	(574,143)
Balance on June 28, 2024	$11,431	$1,633	$135,953	$1,685,977	$(4,403)	$(634,988)	$(409)	$1,195,194

Balance on December 31, 2023	$11,431	$1,633	$135,953	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598
Net income	—	—	—	338,553	—	—	—	338,553
Other comprehensive loss, net of tax	—	—	—	—	(127)	—	—	(127)
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(4,185)	—	—	—	(4,185)
Class B Common Stock ($0.50 per share)	—	—	—	(502)	—	—	—	(502)
Share repurchases(1)	—	—	—	—	—	(574,143)	—	(574,143)
Balance on June 28, 2024	$11,431	$1,633	$135,953	$1,685,977	$(4,403)	$(634,988)	$(409)	$1,195,194

(1)The share repurchases relate to shares repurchased in a tender offer and a separate share repurchase obligation to The Coca‑Cola Company, both of which are further discussed in Note 2 below.

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of June 28, 2024 and December 31, 2023.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended June 28, 2024 (the “second quarter” of fiscal 2024 (“2024”)) and June 30, 2023 (the “second quarter” of fiscal 2023 (“2023”)) and the six-month periods ended June 28, 2024 (the “first half” of 2024) and June 30, 2023 (the “first half” of 2023).
•The changes in cash flows for the first half of 2024 and the first half of 2023.

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

2.    Related Party Transactions

J. Frank Harrison, III

As of June 28, 2024, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, which represented approximately 71% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of June 28, 2024, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 9% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

On May 6, 2024, the Company announced its intention to purchase up to $3.10 billion in value of its Common Stock through both a modified “Dutch auction” tender offer (the “Tender Offer”) for up to $2.00 billion of its Common Stock and a separate share purchase agreement (the “Purchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc., an indirect wholly owned subsidiary of The Coca‑Cola Company (“CCCBI”). On May 20, 2024, the Company launched its offer to purchase, for cash, shares of its Common Stock at prices specified by the tendering stockholders of not less than $850 nor greater than $925 per share, with shares having an aggregate purchase price of no more than $2.00 billion. On June 21, 2024, the Company announced the final results of the Tender Offer, which expired on June 18, 2024. In accordance with the terms and conditions of the Tender Offer, the Company repurchased 14,391.5 shares of its Common Stock at a price of $925 per share, for an aggregate purchase price of $13.3 million, excluding fees and expenses relating to the Tender Offer. The shares repurchased represented 0.2% of the shares of the Company’s Common Stock that were issued and outstanding as of June 18, 2024.

Pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI, the Company agreed to purchase and CCCBI agreed to sell, at the purchase price in the Tender Offer, a number of shares of the Company’s Common Stock (the “Share Repurchase”) such that CCCBI would beneficially own shares of the Company’s Common Stock representing 21.5% of the Company’s total outstanding shares of Common Stock and Class B Common Stock immediately following the closing of the Share Repurchase (calculated assuming all issued and outstanding shares of Class B Common Stock were converted into Common Stock and taking into account the shares of Common Stock purchased in the Tender Offer, which is referred to herein as the “fully diluted calculation”). The Share Repurchase was conditioned on, among other things, completion of the Tender Offer and, in the case of CCCBI’s obligation to close, the purchase price being no less than $925 per share. Based on the fully diluted calculation following the expiration of the Tender Offer, the Company announced on June 21, 2024 its intention to purchase 598,619 shares of its Common Stock from CCCBI in the Share Repurchase at a price of $925 per share, for an aggregate purchase price of $553.7 million. The $553.7 million aggregate purchase price is reflected as share repurchase obligation to The Coca‑Cola Company in the condensed consolidated balance sheet as of June 28, 2024. The shares repurchased pursuant to the Purchase Agreement are classified as treasury stock in the condensed consolidated balance sheet as of June 28, 2024.

The closing of the Share Repurchase occurred on July 5, 2024, the 11th business day after the expiration of the Tender Offer. After the Share Repurchase was completed, The Coca‑Cola Company beneficially owned shares of the Company’s Common Stock representing 21.5% of the Company’s total outstanding shares of Common Stock and Class B Common Stock and approximately 7% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Payments made by the Company to The Coca-Cola Company(1)	$538,789	$523,191	$996,033	$992,718
Payments made by The Coca-Cola Company to the Company	63,804	55,495	119,202	102,934

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

Acquisition related sub-bottling payments to CCR were $23.7 million in the first half of 2024 and $13.4 million in the first half of 2023. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	June 28, 2024	December 31, 2023
Current portion of acquisition related contingent consideration	$74,313	$64,528
Noncurrent portion of acquisition related contingent consideration	582,933	604,809
Total acquisition related contingent consideration	$657,246	$669,337

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.4 million as of June 28, 2024 and $20.9 million as of December 31, 2023.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $21.0 million as of June 28, 2024 and $17.2 million as of December 31, 2023.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $4.5 million in the first half of 2024 and $4.6 million in the first half of 2023.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $12.0 million as of June 28, 2024 and $14.3 million as of December 31, 2023, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $23.6 million as of June 28, 2024 and $22.1 million as of December 31, 2023.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $13.0 million in the first half of 2024 and $13.6 million in the first half of 2023.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $20.9 million on June 28, 2024 and $22.5 million on December 31, 2023. Rental payments for this lease were $1.0 million in both the second quarter of 2024 and the second quarter of 2023 and $2.0 million in both the first half of 2024 and the first half of 2023.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative expenses in the condensed consolidated statements of operations, was $3.8 million and $3.7 million in the second quarter of 2024 and the second quarter of 2023, respectively, and $5.8 million and $5.7 million in the first half of 2024 and the first half of 2023, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 98% of the Company’s net sales in both the first half of 2024 and the first half of 2023.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,766,391	$1,701,490	$3,327,536	$3,234,778
Total point in time net sales	$1,766,391	$1,701,490	$3,327,536	$3,234,778

Over time net sales:
Nonalcoholic Beverages - over time	$13,761	$13,372	$27,328	$25,496
All Other - over time	15,791	23,970	32,705	50,200
Total over time net sales	$29,552	$37,342	$60,033	$75,696

Total net sales	$1,795,943	$1,738,832	$3,387,569	$3,310,474

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $5.0 million as of June 28, 2024 and $4.5 million as of December 31, 2023.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first half of 2024 and the first half of 2023:

	First Half
(in thousands)	2024	2023
Beginning balance - allowance for credit losses	$11,560	$13,119
Additions charged to expenses and as a reduction to net sales	1,353	3,650
Deductions	(2,637)	(2,895)
Ending balance - allowance for credit losses	$10,276	$13,874

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Net sales:
Nonalcoholic Beverages	$1,780,152	$1,714,862	$3,354,864	$3,260,274
All Other	86,598	95,174	174,700	187,550
Eliminations(1)	(70,807)	(71,204)	(141,995)	(137,350)
Consolidated net sales	$1,795,943	$1,738,832	$3,387,569	$3,310,474

Income from operations:
Nonalcoholic Beverages	$255,025	$234,211	$467,167	$443,990
All Other	4,115	(541)	7,379	(4,266)
Consolidated income from operations	$259,140	$233,670	$474,546	$439,724

Depreciation and amortization:
Nonalcoholic Beverages	$43,723	$40,695	$86,821	$81,259
All Other	3,935	2,981	7,588	5,926
Consolidated depreciation and amortization	$47,658	$43,676	$94,409	$87,185

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2024	2023	2024	2023
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$172,812	$122,319	$338,553	$240,446
Less dividends:
Common Stock	4,185	4,185	142,273	33,476
Class B Common Stock	502	502	17,080	4,019
Total undistributed earnings	$168,125	$117,632	$179,200	$202,951

Common Stock undistributed earnings – basic	$149,970	$105,021	$159,918	$181,192
Class B Common Stock undistributed earnings – basic	18,155	12,611	19,282	21,759
Total undistributed earnings – basic	$168,125	$117,632	$179,200	$202,951

Common Stock undistributed earnings – diluted	$149,745	$104,775	$159,678	$180,768
Class B Common Stock undistributed earnings – diluted	18,380	12,857	19,522	22,183
Total undistributed earnings – diluted	$168,125	$117,632	$179,200	$202,951

	Second Quarter		First Half
(in thousands, except per share data)	2024	2023	2024	2023
Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$4,185	$4,185	$142,273	$33,476
Common Stock undistributed earnings – basic	149,970	105,021	159,918	181,192
Numerator for basic net income per Common Stock share	$154,155	$109,206	$302,191	$214,668

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$502	$502	$17,080	$4,019
Class B Common Stock undistributed earnings – basic	18,155	12,611	19,282	21,759
Numerator for basic net income per Class B Common Stock share	$18,657	$13,113	$36,362	$25,778

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$4,185	$4,185	$142,273	$33,476
Dividends on Class B Common Stock assumed converted to Common Stock	502	502	17,080	4,019
Common Stock undistributed earnings – diluted	168,125	117,632	179,200	202,951
Numerator for diluted net income per Common Stock share	$172,812	$122,319	$338,553	$240,446

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$502	$502	$17,080	$4,019
Class B Common Stock undistributed earnings – diluted	18,380	12,857	19,522	22,183
Numerator for diluted net income per Class B Common Stock share	$18,882	$13,359	$36,602	$26,202

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,302	8,369	8,335	8,369
Class B Common Stock weighted average shares outstanding – basic	1,005	1,005	1,005	1,005

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,321	9,396	9,354	9,396
Class B Common Stock weighted average shares outstanding – diluted	1,019	1,027	1,019	1,027

Basic net income per share:
Common Stock	$18.57	$13.05	$36.26	$25.65
Class B Common Stock	$18.56	$13.05	$36.18	$25.65

Diluted net income per share:
Common Stock	$18.54	$13.02	$36.19	$25.59
Class B Common Stock	$18.53	$13.01	$35.92	$25.51

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
(6)The Company repurchased 14,391.5 shares of its Common Stock in the Tender Offer, which expired on June 18, 2024, and was obligated to repurchase 598,619 shares of its Common Stock pursuant to the Purchase Agreement. See Note 2 for additional information on the Tender Offer and the Purchase Agreement.

6.Short-Term Investments

Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. As of June 28, 2024, all of the Company’s short-term investments were classified as available-for-sale. As of December 31, 2023, the Company did not have any short-term investments. Realized gains and losses on available-for-sale investments are included in net income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss).

As of June 28, 2024, the Company’s available-for-sale investments consisted of the following cost, unrealized positions and estimated fair value, disaggregated by class of instrument:

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$116,209	$3	$(178)	$116,034
Corporate bonds	76,638	6	(52)	76,592
Commercial paper instruments	3,574	—	(1)	3,573
Asset-backed securities	2,578	—	(6)	2,572
Total short-term investments	$198,999	$9	$(237)	$198,771

As of June 28, 2024, all of the Company’s available-for-sale investments were classified as short-term investments in the condensed consolidated balance sheet and had weighted average maturities of less than one year. The Company did not identify any other-than-temporary impairment on its available-for-sale investments during the first half of 2024.

The sale and/or maturity of available-for-sale investments resulted in the following realized activity during the second quarter of 2024 and the first half of 2024:

	Second Quarter	First Half
(in thousands)	2024	2024
Gross realized gains	$—	$—
Gross realized losses	—	—
Proceeds	15,527	16,643

There was no realized activity during the second quarter of 2023 or the first half of 2023, as the Company did not have any short-term investments during those periods.

7.    Inventories

Inventories consisted of the following:

(in thousands)	June 28, 2024	December 31, 2023
Finished products	$220,046	$207,912
Manufacturing materials	73,688	71,560
Plastic shells, plastic pallets and other inventories	44,515	42,460
Total inventories	$338,249	$321,932

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 28, 2024	December 31, 2023
Repair parts	$32,137	$35,256
Prepaid software	11,423	9,427
Prepaid marketing	5,925	4,703
Commodity hedges at fair market value	3,574	3,747
Prepaid taxes	1,412	9,020
Other prepaid expenses and other current assets	28,754	26,432
Total prepaid expenses and other current assets	$83,225	$88,585

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	June 28, 2024	December 31, 2023	Estimated Useful Lives
Land	$99,858	$99,858
Buildings	397,546	390,852	8-50 years
Machinery and equipment	536,817	498,737	5-20 years
Transportation equipment	650,287	611,001	3-20 years
Furniture and fixtures	107,701	107,072	3-10 years
Cold drink dispensing equipment	451,058	449,508	3-17 years
Leasehold and land improvements	179,424	179,146	5-20 years
Software for internal use	49,626	49,611	3-10 years
Construction in progress	110,348	95,623
Total property, plant and equipment, at cost	2,582,665	2,481,408
Less: Accumulated depreciation and amortization	1,216,611	1,160,845
Property, plant and equipment, net	$1,366,054	$1,320,563

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	June 28, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	6.5 years	6.7 years
Financing leases	3.1 years	3.5 years
Weighted average discount rate:
Operating leases	3.9%	3.8%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Operating lease costs	$7,475	$8,305	$15,264	$16,578
Short-term and variable leases	3,369	4,026	6,399	7,791
Depreciation expense from financing leases	411	411	823	822
Interest expense on financing lease obligations	84	116	176	237
Total lease cost	$11,339	$12,858	$22,662	$25,428

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of June 28, 2024:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2024	$14,976	$1,412
2025	24,428	2,869
2026	21,205	1,233
2027	18,701	338
2028	13,969	345
Thereafter	39,096	620
Total minimum lease payments including interest	$132,375	$6,817
Less: Amounts representing interest	16,204	519
Present value of minimum lease principal payments	116,171	6,298
Less: Current portion of lease liabilities	23,923	2,584
Noncurrent portion of lease liabilities	$92,248	$3,714

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2023:

(in thousands)	Operating Leases	Financing Leases
2024	$29,932	$2,808
2025	24,329	2,869
2026	21,115	1,233
2027	18,614	338
2028	13,890	345
Thereafter	39,022	620
Total minimum lease payments including interest	$146,902	$8,213
Less: Amounts representing interest	18,437	694
Present value of minimum lease principal payments	128,465	7,519
Less: Current portion of lease liabilities	26,194	2,487
Noncurrent portion of lease liabilities	$102,271	$5,032

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Half
(in thousands)	2024	2023
Cash flows from operating activities impact:
Operating leases	$14,989	$16,209
Interest payments on financing lease obligations	176	237
Total cash flows from operating activities impact	$15,165	$16,446

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,221	$1,130
Total cash flows from financing activities impact	$1,221	$1,130

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	June 28, 2024	December 31, 2023
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	185,494	173,048
Distribution agreements, net	$804,697	$817,143

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	June 28, 2024	December 31, 2023
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	18,600	17,789
Customer lists, net	$6,688	$7,499

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $55.4 million as of June 28, 2024 and $55.1 million as of December 31, 2023.

14.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 28, 2024	December 31, 2023
Current portion of acquisition related contingent consideration	$74,313	$64,528
Accrued insurance costs	56,543	54,040
Accrued marketing costs	42,635	55,799
Employee and retiree benefit plan accruals	33,323	34,203
Accrued taxes (other than income taxes)	8,174	7,474
Accrued interest payable	7,967	2,520
All other accrued expenses	31,694	19,430
Total other accrued liabilities	$254,649	$237,994

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

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Cost of sales	$1,075	$(1,097)	$(81)	$(1,492)
Selling, delivery and administrative expenses	254	(224)	211	(2,914)
Total gain (loss)	$1,329	$(1,321)	$130	$(4,406)

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

(in thousands)	June 28, 2024	December 31, 2023
Assets:
Prepaid expenses and other current assets	$3,574	$3,747
Other assets	303	—
Total assets	$3,877	$3,747

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	June 28, 2024	December 31, 2023
Gross commodity derivative instrument assets	$3,877	$3,747
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	June 28, 2024	December 31, 2023
Notional amount of outstanding commodity derivative instruments	$52,445	$50,187
Latest maturity date of outstanding commodity derivative instruments	December 2025	December 2024

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, short-term investments, commodity derivative instruments, long‑term debt and acquisition related contingent consideration:

	June 28, 2024
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$75,179	$75,179	$75,179	$—	$—
Short-term investments	198,771	198,771	195,198	3,573	—
Commodity derivative instruments	3,877	3,877	—	3,877	—
Liabilities:
Deferred compensation plan liabilities	75,179	75,179	75,179	—	—
Long-term debt	1,785,102	1,790,500	—	1,790,500	—
Acquisition related contingent consideration	657,246	657,246	—	—	657,246

	December 31, 2023
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$64,769	$64,769	$64,769	$—	$—
Commodity derivative instruments	3,747	3,747	—	3,747	—
Liabilities:
Deferred compensation plan liabilities	64,769	64,769	64,769	—	—
Long-term debt	599,159	579,000	—	579,000	—
Acquisition related contingent consideration	669,337	669,337	—	—	669,337

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Beginning balance - Level 3 liability	$649,596	$576,446	$669,337	$541,491
Payments of acquisition related contingent consideration	(13,976)	(6,877)	(23,676)	(13,376)
Reclassification to current payables	(6,200)	(700)	(10,700)	(900)
Increase in fair value	27,826	25,520	22,285	67,174
Ending balance - Level 3 liability	$657,246	$594,389	$657,246	$594,389

As of June 28, 2024 and June 30, 2023, a WACC of 9.0% and 8.9%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in the first half of 2024 was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the WACC used to calculate the fair value of the liability. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first half of 2024.

For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $75 million.

17.    Income Taxes

The Company’s effective income tax rate was 25.6% for the first half of 2024 and 25.8% for the first half of 2023. The Company’s income tax expense was $116.5 million for the first half of 2024 and $83.5 million for the first half of 2023. The increase in income tax expense was primarily attributable to higher income before taxes during the first half of 2024 compared to the first half of 2023.

The Company had uncertain tax positions, including accrued interest, of $0.4 million on both June 28, 2024 and December 31, 2023, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

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

The components of total pension expense were as follows:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Service cost	$1,091	$1,100	$2,182	$2,199
Interest cost	588	3,508	1,177	7,016
Expected return on plan assets	(762)	(2,914)	(1,525)	(5,828)
Recognized net actuarial loss	—	973	—	1,946
Amortization of prior service cost	4	4	8	8
Net periodic pension cost	921	2,671	1,842	5,341
Settlement expense	—	39,777	—	39,777
Total pension expense	$921	$42,448	$1,842	$45,118

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company did not make any contributions to the Bargaining Plan during the first half of 2024. The Company does not expect cash contributions to the Bargaining Plan to exceed $2 million during 2024.

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

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Service cost	$310	$294	$620	$588
Interest cost	781	697	1,562	1,395
Recognized net actuarial loss	26	—	52	—
Net periodic postretirement benefit cost	$1,117	$991	$2,234	$1,983

19.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	June 28, 2024	December 31, 2023
Noncurrent portion of acquisition related contingent consideration	$582,933	$604,809
Accruals for executive benefit plans	155,494	153,428
Noncurrent deferred proceeds from related parties	98,644	100,176
Other	10,580	8,086
Total other liabilities	$847,651	$866,499

20.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	June 28, 2024	December 31, 2023
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	3.800%	Semi-annually	Public	$350,000	$350,000
Senior notes	10/10/2026	3.930%	Quarterly	Nonpublic	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	5.250%	Semi-annually	Public	700,000	—
Revolving credit facility(3)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	5.450%	Semi-annually	Public	500,000	—
Unamortized discount on senior bonds(1)(2)(4)	Various				(1,624)	(17)
Debt issuance costs					(13,274)	(824)
Total long-term debt					$1,785,102	$599,159

(1)The 2025 Senior Bonds were issued at 99.975% of par.
(2)The 2029 Senior Bonds were issued at 99.843% of par.
(3)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(4)The 2034 Senior Bonds were issued at 99.893% of par.

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On May 29, 2024, the Company completed the issuance and sale of $700 million aggregate principal amount of the 2029 Senior Bonds and $500 million aggregate principal amount of the 2034 Senior Bonds. The 2029 Senior Bonds and the 2034 Senior Bonds are the Company’s senior unsecured obligations and rank equally with the Company’s existing senior unsecured and unsubordinated indebtedness. The 2029 Senior Bonds mature on June 1, 2029 and the 2034 Senior Bonds mature on June 1, 2034, in each case, unless earlier redeemed or repurchased by the Company. The 2029 Senior Bonds bear interest at a rate of 5.250% per annum and the 2034 Senior Bonds bear interest at a rate of 5.450% per annum. The Company will pay interest on the 2029 Senior Bonds and the 2034 Senior Bonds semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2024.

On June 10, 2024, the Company entered into a term loan agreement, providing for a senior unsecured term loan facility in the aggregate principal amount of up to $800 million, maturing on June 10, 2027, and a senior unsecured term loan facility in the aggregate principal amount of up to $500 million, maturing on June 10, 2029 (collectively, the “Term Loan Facilities”). The Company did not draw any loans under the Term Loan Facilities during the second quarter of 2024. On June 20, 2024, the Company gave notice, effective as of June 27, 2024, of its permanent reduction to $0 of the commitments under the Term Loan Facilities. Upon the effectiveness of the notice, the aggregate commitments under the Term Loan Facilities were reduced in accordance with their terms from $1.30 billion to $0. As of June 28, 2024, there were no amounts outstanding under the Term Loan Facilities.

Also on June 10, 2024, the Company entered into an amended and restated credit agreement (the “Revolving Credit Facility Agreement”), providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “Revolving Credit Facility”), maturing on June 10, 2029. The Revolving Credit Facility Agreement replaced the Company’s previous credit agreement, dated as of July 9, 2021. Subject to obtaining commitments from lenders and satisfying other conditions specified therein, at the Company’s option, the Revolving Credit Facility may be increased by up to $250 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (i) Base Rate (as defined in the Revolving Credit Facility Agreement) plus an applicable rate or (ii) Term SOFR (as defined in the Revolving Credit Facility Agreement) plus the SOFR Adjustment (as defined in the Revolving Credit Facility Agreement) and an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including the Revolving Credit Facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of June 28, 2024. These covenants have not restricted the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

21.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company was also obligated to purchase 17.5 million cases of finished product from SAC on an annual basis through June 2024. Beginning in July 2024, the Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 11.9 million cases and 13.1 million cases of finished product from SAC in the first half of 2024 and the first half of 2023, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Purchases from Southeastern	$37,132	$39,759	$74,096	$82,586
Purchases from SAC	49,369	53,107	99,925	102,712
Total purchases from manufacturing cooperatives	$86,501	$92,866	$174,021	$185,298

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of June 28, 2024 and December 31, 2023, the amount of the Company’s guarantee of SAC’s debt was $0 and $9.5 million, respectively. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of June 28, 2024, and there was no impairment identified in 2023.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $39.0 million on June 28, 2024 and $37.6 million on December 31, 2023.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of June 28, 2024, the future payments related to these contractual arrangements, which expire at various dates through 2033, amounted to $141.1 million.

As further discussed in Note 2, as of the end of the second quarter of 2024, the Company was obligated to purchase 598,619 shares of its Common Stock from CCCBI, in the Share Repurchase at a price of $925 per share, for an aggregate purchase price of $553.7 million. The $553.7 million aggregate purchase price is reflected as share repurchase obligation to The Coca‑Cola Company in the condensed consolidated balance sheet as of June 28, 2024. The closing of the Share Repurchase occurred on July 5, 2024.

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

Following is a summary of AOCI(L) for the second quarter of 2024 and the second quarter of 2023:

(in thousands)	March 29, 2024	Pre-tax Activity	Tax Effect	June 28, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$533
Prior service costs	(94)	4	(1)	(91)
Net postretirement benefits activity:
Actuarial gain	741	26	(6)	761
Prior service costs	(624)	—	—	(624)
Unrealized loss on short-term investments	(176)	4	(1)	(173)
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$(4,429)	$34	$(8)	$(4,403)

As of June 28, 2024, there were no gross actuarial losses or prior service costs included in accumulated other comprehensive loss associated with the Primary Plan, as the Primary Plan settlement was completed during 2023. All pension activity during 2024 was related to the Bargaining Plan.

(in thousands)	March 31, 2023	Pre-tax Activity	Tax Effect	June 30, 2023
Net pension activity:
Actuarial loss	$(70,405)	$(2,941)	$720	$(72,626)
Prior service costs	(102)	4	(1)	(99)
Pension plan settlement	—	39,777	(9,736)	30,041
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(84,099)	$36,840	$(9,017)	$(56,276)

Following is a summary of AOCI(L) for the first half of 2024 and the first half of 2023:

(in thousands)	December 31, 2023	Pre-tax Activity	Tax Effect	June 28, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$533
Prior service costs	(97)	8	(2)	(91)
Net postretirement benefits activity:
Actuarial gain	721	52	(12)	761
Prior service costs	(624)	—	—	(624)
Unrealized loss on short-term investments	—	(228)	55	(173)
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$(4,276)	$(168)	$41	$(4,403)

(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	June 30, 2023
Net pension activity:
Actuarial loss	$(71,140)	$(1,968)	$482	$(72,626)
Prior service costs	(105)	8	(2)	(99)
Pension plan settlement	—	39,777	(9,736)	30,041
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	—	(19,720)
Total AOCI(L)	$(84,837)	$37,817	$(9,256)	$(56,276)

23.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Half
(in thousands)	2024	2023
Short-term investments	$(2,518)	$—
Accounts receivable, trade	(61,861)	(71,681)
Allowance for doubtful accounts	(784)	1,505
Accounts receivable from The Coca‑Cola Company	(20,504)	(21,680)
Accounts receivable, other	25,725	(1,132)
Inventories	(16,317)	13,671
Prepaid expenses and other current assets	5,360	9,629
Accounts payable, trade	4,796	30,035
Accounts payable to The Coca‑Cola Company	109,141	32,110
Other accrued liabilities	16,655	14,728
Accrued compensation	(59,436)	(49,142)
Change in current assets less current liabilities	$257	$(41,957)

24.    Subsequent Events

As further discussed in Note 2, based on the shares of the Company’s Common Stock the Company repurchased in the Tender Offer, which expired on June 18, 2024, the Company announced on June 21, 2024 its intention to purchase 598,619 shares of its Common Stock from CCCBI in the Share Repurchase at a price of $925 per share. On July 5, 2024, the Company completed the repurchase of 598,619 shares of its Common Stock from CCCBI in the Share Repurchase for an aggregate purchase price of $553.7 million. After the completion of the Share Repurchase, The Coca-Cola Company beneficially owns shares of the Company’s Common Stock representing 21.5% of the Company’s total outstanding shares of Common Stock and Class B Common Stock and approximately 7% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis.

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of June 28, 2024 and December 31, 2023.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended June 28, 2024 (the “second quarter” of fiscal 2024 (“2024”)) and June 30, 2023 (the “second quarter” of fiscal 2023 (“2023”)) and the six-month periods ended June 28, 2024 (the “first half” of 2024) and June 30, 2023 (the “first half” of 2023).
•The changes in cash flows for the first half of 2024 and the first half of 2023.

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

Executive Summary

Net sales increased 3.3% to $1.80 billion in the second quarter of 2024 and increased 2.3% to $3.39 billion in the first half of 2024. Sparkling and Still net sales increased 4.4% and 4.2%, respectively, compared to the second quarter of 2023. The net sales growth was driven by pricing actions taken during the first quarter of 2024.

Standard physical case volume was down 1.2% in the second quarter of 2024 and down 0.8% in the first half of the year. For the first half of 2024, comparable standard physical case volume, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, decreased 0.3% compared to the first half of 2023, which included one additional selling day. Sparkling category volume remained relatively flat during the second quarter of 2024 with strong performance of multi-serve can packages sold in larger retail stores. Still category physical case volume declined 3.5% during the second quarter of 2024. We continue to see softness in Dasani casepack water as well as BODYARMOR but we experienced strength in several key brands including Monster, POWERade, Core Power and vitaminwater.

Direct store delivery (“DSD”) is our preferred and primary route to market. However, as our business becomes more complex with an increasing number of brands and packages, we are expanding our delivery methods to include routes to market outside our traditional DSD capabilities. We receive fees associated with our non-DSD sales that benefit our overall profitability but the volume is not reported as part of our standard physical case volume. For example, we have shifted the distribution of casepack Dasani water sold in Walmart stores to a non-DSD method of distribution which reduced our reported case sales by 0.8% in the second quarter of 2024.

Gross profit in the second quarter of 2024 was $716.7 million, an increase of $45.1 million, or 7%. Gross margin in the second quarter of 2024 improved 130 basis points to 39.9%. Pricing actions taken during the first quarter of 2024 along with steady commodity prices were the largest contributors to the overall improvement in gross margin. Gross profit in the first half of 2024 was $1.36 billion, an increase of $61.6 million, or 4.8%.

Selling, delivery and administrative (“SD&A”) expenses in the second quarter of 2024 increased $19.7 million, or 5%. SD&A expenses as a percentage of net sales increased 30 basis points to 25.5% in the second quarter of 2024. The increase in SD&A expenses as compared to the second quarter of 2023 was primarily driven by an increase in labor costs, mostly related to annual wage adjustments and overall inflation. SD&A expenses in the first half of 2024 increased $26.8 million, or 3.1%. SD&A expenses as a percentage of net sales in the first half of 2024 increased 20 basis points to 26.1% as compared to the first half of 2023.

Income from operations in the second quarter of 2024 was $259.1 million, compared to $233.7 million in the second quarter of 2023, an increase of 11%. For the first half of 2024, income from operations increased $34.8 million to $474.5 million, an increase of 8%. Operating margin for the first half of 2024 was 14.0% as compared to 13.3% for the first half of 2023, an increase of 70 basis points.

Net income in the second quarter of 2024 was $172.8 million, compared to $122.3 million in the second quarter of 2023, an improvement of $50.5 million. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in the second quarter of 2024 was $192.8 million, compared to $172.5 million in the second quarter of 2023, an increase of $20.3 million. Income tax expense for the second quarter of 2024 was $59.4 million, compared to $42.4 million for the second quarter of 2023, resulting in an effective income tax rate of approximately 26% for both periods.

Net income in the first half of 2024 was $338.6 million, compared to $240.4 million in the first half of 2023, an improvement of $98.1 million. Net income for the second quarter of 2023 and the first half of 2023 was adversely impacted by the partial settlement of our primary pension plan benefit liabilities during the first half of 2023, which resulted in a non-cash charge of $39.8 million.

Cash flows provided by operations for the first half of 2024 were $437.1 million, compared to $383.3 million for the first half of 2023. Cash flows from operations reflected our strong operating performance during the first half of 2024. In the first half of

2024, we invested approximately $159 million in capital expenditures as we continue to enhance our supply chain and invest for future growth. For the full year of 2024, we expect our capital expenditures to be between approximately $300 million and $350 million.

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

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territory. Our typical DSD method uses Company-owned vehicles and warehouses, but we are increasingly using alternative methods of distribution. For example, in instances of post-mix delivery for use in fountain machines, we have shifted our delivery method towards alternative distributors in order to enhance customer service and profitability. In instances of bottle/can delivery, we are shifting certain products for certain customers and channels of business to alternative routes to market. These alternative routes to market include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company. During both the second quarter of 2024 and the first half of 2024, more than half of our post-mix gallons and less than 10% of our bottle/can volume was delivered through alternative routes to market.

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

Results of Operations

Second Quarter Results

The Company’s results of operations for the second quarter of 2024 and the second quarter of 2023 are highlighted in the table below and discussed in the following paragraphs.

	Second Quarter
(in thousands)	2024	2023	Change
Net sales	$1,795,943	$1,738,832	$57,111
Cost of sales	1,079,233	1,067,255	11,978
Gross profit	716,710	671,577	45,133
Selling, delivery and administrative expenses	457,570	437,907	19,663
Income from operations	259,140	233,670	25,470
Interest (income) expense, net	(1,620)	1,353	(2,973)
Mark-to-market on acquisition related contingent consideration	27,826	25,520	2,306
Pension plan settlement expense	—	39,777	(39,777)
Other expense, net	709	2,268	(1,559)
Income before taxes	232,225	164,752	67,473
Income tax expense	59,413	42,433	16,980
Net income	172,812	122,319	50,493
Other comprehensive income, net of tax	26	27,823	(27,797)
Comprehensive income	$172,838	$150,142	$22,696

Net Sales

Net sales increased $57.1 million, or 3.3%, to $1.80 billion in the second quarter of 2024, as compared to $1.74 billion in the second quarter of 2023. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $65 million. The increase in net sales was partially offset by a decline in external freight revenue and lower case sales volume as compared to the second quarter of 2023.

Net sales by product category were as follows:

	Second Quarter
(in thousands)	2024	2023	% Change
Bottle/can sales:
Sparkling beverages	$1,048,874	$1,004,438	4.4%
Still beverages	597,485	573,641	4.2%
Total bottle/can sales	1,646,359	1,578,079	4.3%

Other sales:
Sales to other Coca‑Cola bottlers	92,393	93,207	(0.9)%
Post-mix sales and other	57,191	67,546	(15.3)%
Total other sales	149,584	160,753	(6.9)%

Total net sales	$1,795,943	$1,738,832	3.3%

The decline in post-mix sales and other in the second quarter of 2024 as compared to the second quarter of 2023 was related to a shift in how we deliver post-mix products to our customers. The Company has shifted to a broader use of alternative distributors, rather than Company-owned vehicles and warehouses, to deliver post-mix products to customers in our territory. We receive a fee from a vendor on these post-mix gallons delivered to locally managed customers in our territory, which is recorded as a reduction to cost of sales. This transition has occurred over the past several years but accelerated in 2023 and is expected to continue to be more prevalent throughout 2024. More than half of the post-mix gallons sold to local customers in our franchise territory in the second quarter of 2024 were delivered using these alternative distribution methods.

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Second Quarter
(in thousands)	2024	2023	% Change
Bottle/can sales volume:
Sparkling beverages	67,662	67,900	(0.4)%
Still beverages	23,791	24,655	(3.5)%
Total bottle/can sales volume	91,453	92,555	(1.2)%

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

As a result of not physically delivering the product, the sales volume delivered using these alternative methods of distribution is not reflected in our volume metrics. However, because we have the exclusive distribution rights for nonalcoholic beverages within our franchise territory, we receive fees for the delivery of qualified product in our territory. These fees are reported in net sales. Changes in the delivery of our products to our customers has impacted, and will continue to impact, our reported volume and net sales. This transition has occurred over the past several years but accelerated in 2023 and is expected to continue to be more prevalent throughout 2024. Less than 10% of the bottle/can volume sold in our franchise territory in the second quarter of 2024 was delivered using these alternative distribution methods.

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

Cost of sales increased $12.0 million, or 1.1%, to $1.08 billion in the second quarter of 2024, as compared to $1.07 billion in the second quarter of 2023. The increase in cost of sales was driven by higher input costs, including concentrate and manufacturing costs, which increased cost of sales by approximately $30 million. The increase in cost of sales was partially offset by a decline in external freight volume and lower case sales volume as compared to the second quarter of 2023.

The Company relies on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $49.3 million in the second quarter of 2024 and $46.1 million in the second quarter of 2023.

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

SD&A expenses increased $19.7 million, or 4.5%, to $457.6 million in the second quarter of 2024, as compared to $437.9 million in the second quarter of 2023. SD&A expenses as a percentage of net sales increased to 25.5% in the second quarter of 2024 from 25.2% in the second quarter of 2023. The increase in SD&A expenses was primarily driven by an increase in labor costs, mostly related to annual wage adjustments and overall inflation.

Shipping and handling costs included in SD&A expenses were $200.0 million in the second quarter of 2024 and $192.8 million in the second quarter of 2023.

Interest (Income) Expense, Net

Interest (income) expense, net changed $3.0 million, or 219.7%, to $1.6 million of interest income, net in the second quarter of 2024, as compared to $1.4 million of interest expense, net in the second quarter of 2023. The change in interest (income) expense, net was primarily a result of an increase in interest income due to higher cash, cash equivalent and short-term investment balances, partially offset by an increase in interest expense on higher debt balances in the second quarter of 2024, as compared to the second quarter of 2023.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration increased $2.3 million in the second quarter of 2024 as compared to the second quarter of 2023.

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

The change in the fair value of the acquisition related contingent consideration liability in the second quarter of 2024 as compared to the second quarter of 2023 was primarily driven by changes in the future cash flow projections and WACC used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net decreased $1.6 million to $0.7 million in the second quarter of 2024, as compared to $2.3 million in the second quarter of 2023. The decrease in other expense, net was primarily driven by changes in the actuarial assumptions related to our pension and postretirement plan liabilities.

Income Tax Expense

The Company’s effective income tax rate was 25.6% for the second quarter of 2024 and 25.8% for the second quarter of 2023. The Company’s income tax expense increased $17.0 million, or 40.0%, to $59.4 million for the second quarter of 2024, as compared to $42.4 million for the second quarter of 2023. The increase in income tax expense was primarily attributable to higher income before taxes during the second quarter of 2024 compared to the second quarter of 2023.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax decreased $27.8 million in the second quarter of 2024 as compared to the second quarter of 2023. The decrease was primarily related to the partial settlement of the primary Company-sponsored pension plan (the “Primary Plan”) benefit liabilities during the second quarter of 2023, which resulted in the reclassification of the gross actuarial losses associated with the Primary Plan out of accumulated other comprehensive loss during that period.

First Half Results

Our results of operations for the first half of 2024 and the first half of 2023 are highlighted in the table below and discussed in the following paragraphs.

	First Half
(in thousands)	2024	2023	Change
Net sales	$3,387,569	$3,310,474	$77,095
Cost of sales	2,030,300	2,014,791	15,509
Gross profit	1,357,269	1,295,683	61,586
Selling, delivery and administrative expenses	882,723	855,959	26,764
Income from operations	474,546	439,724	34,822
Interest (income) expense, net	(4,336)	4,282	(8,618)
Mark-to-market on acquisition related contingent consideration	22,285	67,174	(44,889)
Pension plan settlement expense	—	39,777	(39,777)
Other expense, net	1,537	4,537	(3,000)
Income before taxes	455,060	323,954	131,106
Income tax expense	116,507	83,508	32,999
Net income	338,553	240,446	98,107
Other comprehensive (loss) income, net of tax	(127)	28,561	(28,688)
Comprehensive income	$338,426	$269,007	$69,419

Net Sales

Net sales increased $77.1 million, or 2.3%, to $3.39 billion in the first half of 2024, as compared to $3.31 billion in the first half of 2023. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $115 million. The increase in net sales was partially offset by lower case sales volume and a decline in external freight revenue as compared to the first half of 2023. The first half of 2024 included one less selling day compared to the first half of 2023.

Net sales by product category were as follows:

	First Half
(in thousands)	2024	2023	% Change
Bottle/can sales:
Sparkling beverages	$1,996,385	$1,918,695	4.0%
Still beverages	1,108,392	1,082,876	2.4%
Total bottle/can sales	3,104,777	3,001,571	3.4%

Other sales:
Sales to other Coca‑Cola bottlers	171,096	179,652	(4.8)%
Post-mix sales and other	111,696	129,251	(13.6)%
Total other sales	282,792	308,903	(8.5)%

Total net sales	$3,387,569	$3,310,474	2.3%

Product category sales volume of standard physical cases and the percentage change by product category were as follows:

	First Half
(in thousands)	2024	2023	% Change
Bottle/can sales volume:
Sparkling beverages	129,448	129,144	0.2%
Still beverages	44,116	45,880	(3.8)%
Total bottle/can sales volume	173,564	175,024	(0.8)%

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Half
	2024	2023
Approximate percent of the Company’s total bottle/can sales volume:
Walmart Inc.(1)	21%	21%
The Kroger Co.(2)	15%	13%
Total approximate percent of the Company’s total bottle/can sales volume	36%	34%

Approximate percent of the Company’s total net sales:
Walmart Inc.(1)	17%	16%
The Kroger Co.(2)	12%	11%
Total approximate percent of the Company’s total net sales	29%	27%

(1)Includes bottle/can sales volume related to the Walmart, Sam’s Club and Walmart Neighborhood Market chains.
(2)Includes bottle/can sales volume related to the Kroger and Harris Teeter chains.

Cost of Sales

Cost of sales increased $15.5 million, or 0.8%, to $2.03 billion in the first half of 2024, as compared to $2.01 billion in the first half of 2023. The increase in cost of sales was driven by higher input costs, including concentrate and manufacturing costs, which increased cost of sales by approximately $50 million. The increase in cost of sales was partially offset by a decline in external freight volume and lower case sales volume as compared to the first half of 2023.

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $94.6 million in the first half of 2024, as compared to $83.1 million in the first half of 2023.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $26.8 million, or 3.1%, to $882.7 million in the first half of 2024, as compared to $856.0 million in the first half of 2023. SD&A expenses as a percentage of net sales increased to 26.1% in the first half of 2024 from 25.9% in the first half of 2023. The increase in SD&A expenses was primarily driven by an increase in labor costs, mostly related to annual wage adjustments and overall inflation.

Shipping and handling costs included in SD&A expenses were $393.0 million in the first half of 2024 and $386.0 million in the first half of 2023.

Interest (Income) Expense, Net

Interest (income) expense, net changed $8.6 million, or 201.3%, to $4.3 million of interest income, net in the first half of 2024, as compared to $4.3 million of interest expense, net in the first half of 2023. The change in interest (income) expense, net was primarily a result of an increase in interest income due to higher cash, cash equivalent and short-term investment balances, partially offset by an increase in interest expense on higher debt balances in the first half of 2024, as compared to the first half of 2023.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration decreased $44.9 million in the first half of 2024 as compared to the first half of 2023.

The change in the fair value of the acquisition related contingent consideration liability in the first half of 2024 as compared to the first half of 2023 was primarily driven by changes in the WACC and future cash flow projections used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net decreased $3.0 million to $1.5 million in the first half of 2024, as compared to $4.5 million in the first half of 2023. The decrease in other expense, net was primarily driven by changes in the actuarial assumptions related to our pension and postretirement plan liabilities.

Income Tax Expense

The Company’s effective income tax rate was 25.6% for the first half of 2024 and 25.8% for the first half of 2023. The Company’s income tax expense increased $33.0 million, or 39.5%, to $116.5 million for the first half of 2024, as compared to $83.5 million for the first half of 2023. The increase in income tax expense was primarily attributable to higher income before taxes during the first half of 2024 compared to the first half of 2023.

Other Comprehensive (Loss) Income, Net of Tax

Other comprehensive loss, net of tax was $0.1 million in the first half of 2024 and other comprehensive income, net of tax was $28.6 million in the first half of 2023. The change was primarily related to the partial settlement of the Primary Plan benefit liabilities during the first half of 2023, which resulted in the reclassification of the gross actuarial losses associated with the Primary Plan out of accumulated other comprehensive loss during that period.

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

The Company’s segment results are as follows:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Net sales:
Nonalcoholic Beverages	$1,780,152	$1,714,862	$3,354,864	$3,260,274
All Other	86,598	95,174	174,700	187,550
Eliminations(1)	(70,807)	(71,204)	(141,995)	(137,350)
Consolidated net sales	$1,795,943	$1,738,832	$3,387,569	$3,310,474

Income from operations:
Nonalcoholic Beverages	$255,025	$234,211	$467,167	$443,990
All Other	4,115	(541)	7,379	(4,266)
Consolidated income from operations	$259,140	$233,670	$474,546	$439,724

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

The following tables reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP):

	Second Quarter 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$716,710	$457,570	$259,140	$232,225	$172,812	$18.57
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	27,826	20,950	2.25
Fair value adjustments for commodity derivative instruments(2)	(1,075)	254	(1,329)	(1,329)	(1,001)	(0.11)
Total reconciling items	(1,075)	254	(1,329)	26,497	19,949	2.14
Adjusted results (non-GAAP)	$715,635	$457,824	$257,811	$258,722	$192,761	$20.71

	Second Quarter 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$671,577	$437,907	$233,670	$164,752	$122,319	$13.05
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	25,520	19,214	2.05
Fair value adjustments for commodity derivative instruments(2)	1,097	(224)	1,321	1,321	994	0.10
Pension plan settlement expense(3)	—	—	—	39,777	29,948	3.19
Total reconciling items	1,097	(224)	1,321	66,618	50,156	5.34
Adjusted results (non-GAAP)	$672,674	$437,683	$234,991	$231,370	$172,475	$18.39

Results for the first half of 2023 include one additional selling day compared to the first half of 2024. For comparison purposes, the estimated impact of the additional selling day in the first half of 2023 has been excluded from our comparable volume results.

	First Half
(in thousands)	2024	2023	Change
Standard physical case volume	173,564	175,024	(0.8)%
Volume related to extra day in fiscal period	—	(923)
Comparable standard physical case volume	173,564	174,101	(0.3)%

	First Half 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,357,269	$882,723	$474,546	$455,060	$338,553	$36.26
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	22,285	16,778	1.80
Fair value adjustments for commodity derivative instruments(2)	81	211	(130)	(130)	(98)	(0.01)
Total reconciling items	81	211	(130)	22,155	16,680	1.79
Adjusted results (non-GAAP)	$1,357,350	$882,934	$474,416	$477,215	$355,233	$38.05

	First Half 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,295,683	$855,959	$439,724	$323,954	$240,446	$25.65
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	67,174	50,575	5.40
Fair value adjustments for commodity derivative instruments(2)	1,492	(2,914)	4,406	4,406	3,317	0.35
Pension plan settlement expense(3)	—	—	—	39,777	29,948	3.19
Total reconciling items	1,492	(2,914)	4,406	111,357	83,840	8.94
Adjusted results (non-GAAP)	$1,297,175	$853,045	$444,130	$435,311	$324,286	$34.59

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
(3)This non-cash settlement expense relates to the partial settlement of the Primary Plan benefit liabilities during the second quarter of 2023.

Financial Condition

Total assets were $5.66 billion as of June 28, 2024, which was an increase of $1.37 billion from December 31, 2023. Net working capital, defined as current assets less current liabilities, was $1.50 billion as of June 28, 2024, which was an increase of $882.9 million from December 31, 2023.

Significant changes in net working capital as of June 28, 2024 as compared to December 31, 2023 were as follows:

•An increase in cash and cash equivalents of $1.06 billion, primarily as a result of bond proceeds received of $1.20 billion and strong operating performance, partially offset by purchases of short-term investments of $213.1 million, dividend payments of $159.4 million and capital expenditures of $159.4 million.
•An increase in short-term investments of $198.8 million, primarily due to the purchase of short-term investments during the first half of 2024.
•An increase in accounts receivable, trade of $61.9 million, driven primarily by increased net sales.
•An increase in accounts payable to The Coca-Cola Company of $109.1 million, primarily due to the timing of cash payments.
•An increase in share repurchase obligation to The Coca-Cola Company of $553.7 million, due to a purchase agreement executed during the first half of 2024, as further discussed below and in Note 2 to the condensed consolidated financial statements.
•A decrease in accrued compensation of $59.4 million, primarily as a result of the timing of bonus and incentive payments in the first half of 2024.
•A decrease in dividends payable of $154.7 million, due to the payment of a special cash dividend during the first half of 2024.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of June 28, 2024, the Company had $1.70 billion in cash and cash equivalents. The Company’s cash equivalent balance consisted predominantly of investments in money market funds and U.S. Treasury securities with maturities of 90 days or less. As of June 28, 2024, the Company had $198.8 million in short-term investments, which consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

On May 6, 2024, the Company announced its intention to purchase up to $3.10 billion in value of its Common Stock through both a modified “Dutch auction” tender offer (the “Tender Offer”) for up to $2.00 billion of its Common Stock and a separate share purchase agreement (the “Purchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc., an indirect wholly owned subsidiary of The Coca‑Cola Company (“CCCBI”). On May 20, 2024, the Company launched its offer to purchase, for cash, shares of its Common Stock at prices specified by the tendering stockholders of not less than $850 nor greater than $925 per share, with shares having an aggregate purchase price of no more than $2.00 billion. On June 21, 2024, the Company announced the final results of the Tender Offer, which expired on June 18, 2024. In accordance with the terms and conditions of the Tender Offer, the Company repurchased 14,391.5 shares of its Common Stock at a price of $925 per share, for an aggregate purchase price of $13.3 million, excluding fees and expenses relating to the Tender Offer. The shares repurchased represented 0.2% of the shares of the Company’s Common Stock that were issued and outstanding as of June 18, 2024.

Pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI, the Company agreed to purchase and CCCBI agreed to sell, at the purchase price in the Tender Offer, a number of shares of the Company’s Common Stock (the “Share Repurchase”) such that CCCBI would beneficially own shares of the Company’s Common Stock representing 21.5% of the Company’s total outstanding shares of Common Stock and Class B Common Stock immediately following the closing of the Share Repurchase (calculated assuming all issued and outstanding shares of Class B Common Stock were converted into Common Stock and taking into account the shares of Common Stock purchased in the Tender Offer, which is referred to herein as the “fully diluted calculation”). The Share Repurchase was conditioned on, among other things, completion of the Tender Offer and, in the case of CCCBI’s obligation to close, the purchase price being no less than $925 per share. Based on the fully diluted calculation following the expiration of the Tender Offer, the Company announced on June 21, 2024 its intention to purchase 598,619 shares of its Common Stock from CCCBI in the Share Repurchase at a price of $925 per share, for an aggregate purchase price of $553.7 million. The Share Repurchase closed on July 5, 2024.

The Company’s long-term debt as of June 28, 2024 and December 31, 2023 was as follows:

(in thousands)	Maturity Date	June 28, 2024	December 31, 2023
Senior bonds (the “2025 Senior Bonds”) net of unamortized discount(1)	11/25/2025	$349,988	$349,983
Senior notes	10/10/2026	100,000	100,000
Senior bonds (the “2029 Senior Bonds”) net of unamortized discount(2)(3)	6/1/2029	698,919	—
Revolving credit facility(4)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Senior bonds (the “2034 Senior Bonds”) net of unamortized discount(3)(5)	6/1/2034	499,469	—
Debt issuance costs		(13,274)	(824)
Total long-term debt		$1,785,102	$599,159

(1)The 2025 Senior Bonds were issued at 99.975% of par.
(2)The 2029 Senior Bonds were issued at 99.843% of par.
(3)The 2029 Senior Bonds and the 2034 Senior Bonds were issued in connection with the financing of the Tender Offer and the Share Repurchase initiated during the second quarter of 2024, as discussed above.
(4)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(5)The 2034 Senior Bonds were issued at 99.893% of par.

On May 29, 2024, the Company completed the issuance and sale of $700 million aggregate principal amount of the 2029 Senior Bonds and $500 million aggregate principal amount of the 2034 Senior Bonds. The 2029 Senior Bonds and the 2034 Senior Bonds are the Company’s senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 2029 Senior Bonds mature on June 1, 2029 and the 2034 Senior Bonds mature on June 1, 2034, in each case, unless earlier redeemed or repurchased by the Company. The 2029 Senior Bonds bear interest at a rate of 5.250% per annum and the 2034 Senior Bonds bear interest at a rate of 5.450% per annum. The Company will pay interest on the 2029 Senior Bonds and the 2034 Senior Bonds semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2024.

On June 10, 2024, the Company entered into a term loan agreement, providing for a senior unsecured term loan facility in the aggregate principal amount of up to $800 million, maturing on June 10, 2027, and a senior unsecured term loan facility in the aggregate principal amount of up to $500 million, maturing on June 10, 2029 (collectively, the “Term Loan Facilities”). The Company did not draw any loans under the Term Loan Facilities during the second quarter of 2024. On June 20, 2024, the Company gave notice, effective as of June 27, 2024, of its permanent reduction to $0 of the commitments under the Term Loan Facilities. Upon the effectiveness of the notice, the aggregate commitments under the Term Loan Facilities were reduced in accordance with their terms from $1.30 billion to $0. As of June 28, 2024, there were no amounts outstanding under the Term Loan Facilities.

Also on June 10, 2024, the Company entered into an amended and restated credit agreement (the “Revolving Credit Facility Agreement”), providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “Revolving Credit Facility”), maturing on June 10, 2029. The Revolving Credit Facility Agreement replaced the Company’s previous credit agreement, dated as of July 9, 2021. Subject to obtaining commitments from lenders and satisfying other conditions specified therein, at the Company’s option, the Revolving Credit Facility may be increased by up to $250 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (i) Base Rate (as defined in the Revolving Credit Facility Agreement) plus an applicable rate or (ii) Term SOFR (as defined in the Revolving Credit Facility Agreement) plus the SOFR Adjustment (as defined in the Revolving Credit Facility Agreement) and an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including the Revolving Credit Facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of June 28, 2024. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of June 28, 2024, the Company’s credit ratings and outlook for its long-term debt were as follows:

	Credit Rating	Rating Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Negative

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

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
Beginning balance - Level 3 liability	$649,596	$576,446	$669,337	$541,491
Payments of acquisition related contingent consideration	(13,976)	(6,877)	(23,676)	(13,376)
Reclassification to current payables	(6,200)	(700)	(10,700)	(900)
Increase in fair value	27,826	25,520	22,285	67,174
Ending balance - Level 3 liability	$657,246	$594,389	$657,246	$594,389

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Half
(in thousands)	2024	2023
Cash Sources:
Proceeds from bond issuance	$1,200,000	$—
Net cash provided by operating activities(1)	437,131	383,338
Proceeds from the disposal of short-term investments	16,643	—
Proceeds from the sale of property, plant and equipment	250	267
Total cash sources	$1,654,024	$383,605

Cash Uses:
Purchases of short-term investments	$213,123	$—
Additions to property, plant and equipment	159,400	92,893
Cash dividends paid	159,353	37,495
Payments of acquisition related contingent consideration	23,676	13,376
Payments related to share repurchases	14,471	—
Debt issuance fees	12,212	154
Investment in equity method investees	6,549	6,033
Payments on financing lease obligations	1,221	1,130
Total cash uses	$590,005	$151,081
Net increase in cash during period	$1,064,019	$232,524

(1)Net cash provided by operating activities included net income tax payments of $109.8 million in the first half of 2024 and $90.2 million in the first half of 2023.

Cash Flows From Operating Activities

During the first half of 2024, cash provided by operating activities was $437.1 million, which was an increase of $53.8 million as compared to the first half of 2023. The increase was primarily a result of our strong operating performance during the first half of 2024.

Cash Flows From Investing Activities

During the first half of 2024, cash used in investing activities was $362.2 million, which was an increase of $263.5 million as compared to the first half of 2023. The increase was primarily a result of the purchase of short-term investments of $213.1 million during the first half of 2024, as well as additions to property, plant and equipment, which were $159.4 million during the first half of 2024 and $92.9 million during the first half of 2023. There were $29.5 million and $23.4 million of additions to property, plant and equipment accrued in accounts payable, trade as of June 28, 2024 and June 30, 2023, respectively.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2024 to be in the range of approximately

$300 million to $350 million, with remaining anticipated expenditures in the second half of 2024 of approximately $140 million to $190 million. Over the next five years, the Company anticipates additions to property, plant and equipment to be in the range of approximately $250 million to $300 million annually.

Cash Flows From Financing Activities

During the first half of 2024, cash provided by financing activities was $989.1 million, as compared to cash used in financing activities of $52.2 million during the first half of 2023, a change of $1.04 billion. The change was primarily the result of bond proceeds of $1.20 billion, offset by dividend payments of $159.4 million, during the first half of 2024. The dividend payments of $159.4 million included a special cash dividend of $16.00 per share, as compared to dividend payments of $37.5 million during the first half of 2023, which included a special cash dividend of $3.00 per share. The Company also paid $14.5 million during the first half of 2024 related to share repurchases and associated fees.

The Company had cash payments for acquisition related contingent consideration of $23.7 million during the first half of 2024 and $13.4 million during the first half of 2023. For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $75 million.

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

	Second Quarter		First Half
(in thousands)	2024	2023	2024	2023
(Decrease) increase in cost of sales	$(1,464)	$1,928	$70	$2,984
Increase in SD&A expenses	295	1,692	618	5,629
Net impact	$(1,169)	$3,620	$688	$8,613

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of June 28, 2024. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of June 28, 2024, there would be no change to interest expense for the next 12 months.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its input costs, which predominately relate to our Sparkling products. The Company estimates a 10% increase in the market prices of input costs (which includes the underlying commodities) over the current market prices would cumulatively increase costs during the next 12 months by approximately $71 million assuming no change in volume.

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $3 million as of June 28, 2024.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index (the “CPI”), was 3.0% in June 2024, as compared to 3.4% in December 2023 and 6.5% in December 2022. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the CPI.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2024.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Common Stock the Company repurchased during the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2024 - April 26, 2024	—	$—	—	$—
April 27, 2024 - May 24, 2024	—	—	—	—
May 25, 2024 - June 28, 2024	14,391.50	925.00	14,391.50	—
Total	14,391.50		14,391.50

NOTES TO TABLE

(1)On May 6, 2024, the Company announced its offer to purchase, for cash, up to $2.00 billion of its Common Stock at a price of not less than $850 nor greater than $925 per share through a modified “Dutch auction” tender offer.
(2)On June 21, 2024, the Company announced the final results of the Tender Offer, which expired on June 18, 2024. In accordance with the terms and conditions of the Tender Offer, the Company repurchased 14,391.5 shares of its Common Stock at a price of $925 per share, for an aggregate purchase price of $13.3 million, excluding fees and expenses relating to the Tender Offer.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10‑K for 2023.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 0-9286).
3.4	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	First Supplemental Indenture, dated as of May 21, 2024, by and among the Company, U.S. Bank Trust Company, National Association, as prior trustee, and Truist Bank, as successor trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2024 (File No. 0-9286).
4.2	Second Supplemental Indenture, dated as of May 29, 2024, by and between the Company and Truist Bank, as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
4.3	Form of 5.250% Senior Notes due 2029 (included in Exhibit 4.2).	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
4.4	Form of 5.450% Senior Notes due 2034 (included in Exhibit 4.2).	Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
10.1	Purchase Agreement, dated as of May 6, 2024, by and between the Company and Carolina Coca-Cola Bottling Investments, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2024 (File No. 0-9286).
10.2
First Amendment to Amended and Restated Stock Rights and Restrictions Agreement, dated as of May 6, 2024, by and among the Company, The Coca‑Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2024 (File No. 0-9286).
10.3	Term Loan Agreement, dated as of June 10, 2024, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2024 (File No. 0-9286).
10.4
Amended and Restated Credit Agreement, dated as of June 10, 2024, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto.
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024 (File No. 0-9286).
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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: July 31, 2024	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: July 31, 2024	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)