Form 10-Q
period 2024-09-27
Coca-Cola Consolidated, Inc.
filed 2024-10-30
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 18, 2024, there were 7,755,983 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2024

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		First Nine Months
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$1,765,652	$1,712,428	$5,153,221	$5,022,902
Cost of sales	1,067,616	1,050,878	3,097,916	3,065,669
Gross profit	698,036	661,550	2,055,305	1,957,233
Selling, delivery and administrative expenses	470,981	445,290	1,353,704	1,301,249
Income from operations	227,055	216,260	701,601	655,984
Interest expense (income), net	2,187	(1,516)	(2,149)	2,766
Mark-to-market on acquisition related contingent consideration	68,592	18,864	90,877	86,038
Pension plan settlement expense	—	77,319	—	117,096
Other expense, net	713	609	2,250	5,146
Income before taxes	155,563	120,984	610,623	444,938
Income tax expense	39,939	28,891	156,446	112,399
Net income	$115,624	$92,093	$454,177	$332,539

Basic net income per share:
Common Stock	$13.20	$9.82	$49.71	$35.47
Weighted average number of Common Stock shares outstanding	7,756	8,369	8,141	8,369

Class B Common Stock	$13.20	$9.82	$49.25	$35.47
Weighted average number of Class B Common Stock shares outstanding	1,005	1,005	1,005	1,005

Diluted net income per share:
Common Stock	$13.18	$9.80	$49.59	$35.38
Weighted average number of Common Stock shares outstanding – assuming dilution	8,772	9,395	9,158	9,398

Class B Common Stock	$13.18	$9.79	$49.00	$35.29
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,016	1,026	1,017	1,029

Cash dividends per share:
Common Stock	$0.50	$0.50	$17.50	$4.50
Class B Common Stock	$0.50	$0.50	$17.50	$4.50

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Net income	$115,624	$92,093	$454,177	$332,539

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain (loss)	—	1,183	—	(303)
Prior service credits	3	3	9	9
Pension plan settlement	—	56,028	—	86,069
Postretirement benefits reclassification including benefit costs:
Actuarial gain	20	—	60	—
Unrealized gain on short-term investments	428	—	255	—
Other comprehensive income, net of tax	451	57,214	324	85,775
Comprehensive income	$116,075	$149,307	$454,501	$418,314

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 27, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,236,006	$635,269
Short-term investments	215,044	—
Accounts receivable, trade	572,859	555,933
Allowance for doubtful accounts	(16,158)	(16,060)
Accounts receivable from The Coca‑Cola Company	88,447	51,936
Accounts receivable, other	46,833	67,533
Inventories	334,681	321,932
Prepaid expenses and other current assets	93,421	88,585
Total current assets	2,571,133	1,705,128
Property, plant and equipment, net	1,454,746	1,320,563
Right-of-use assets - operating leases	102,330	122,708
Leased property under financing leases, net	3,550	4,785
Other assets	170,304	145,213
Goodwill	165,903	165,903
Distribution agreements, net	798,475	817,143
Customer lists, net	6,283	7,499
Total assets	$5,272,724	$4,288,942

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$22,323	$26,194
Current portion of obligations under financing leases	2,635	2,487
Accounts payable, trade	346,997	383,562
Accounts payable to The Coca‑Cola Company	229,181	139,499
Other accrued liabilities	276,743	237,994
Accrued compensation	141,074	146,932
Dividends payable	21,902	154,666
Total current liabilities	1,040,855	1,091,334
Deferred income taxes	110,510	128,435
Pension and postretirement benefit obligations	61,615	60,614
Other liabilities	900,076	866,499
Noncurrent portion of obligations under operating leases	85,863	102,271
Noncurrent portion of obligations under financing leases	3,036	5,032
Long-term debt	1,785,782	599,159
Total liabilities	3,987,737	2,853,344
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,832,748 and 11,431,367 shares issued, respectively	10,833	11,431
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 shares issued	1,633	1,633
Additional paid-in capital	135,953	135,953
Retained earnings	1,216,235	1,352,111
Accumulated other comprehensive loss	(3,952)	(4,276)
Treasury stock, at cost: Common Stock – 3,076,765 and 3,062,374 shares, respectively	(75,306)	(60,845)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	1,284,987	1,435,598
Total liabilities and equity	$5,272,724	$4,288,942
See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$454,177	$332,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	125,593	113,664
Amortization of intangible assets and deferred proceeds, net	17,586	17,632
Fair value adjustment of acquisition related contingent consideration	90,877	86,038
Deferred income taxes	(18,030)	(34,881)
Loss on sale of property, plant and equipment	4,081	5,863
Amortization of debt costs	1,496	742
Pension plan settlement expense	—	117,096
Change in current assets less current liabilities	55,763	35,791
Change in other noncurrent assets	7,595	13,417
Change in other noncurrent liabilities	(31,245)	(43,352)
Total adjustments	253,716	312,010
Net cash provided by operating activities	$707,893	$644,549

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(287,333)	$(152,260)
Purchases of short-term investments	(283,488)	—
Proceeds from the disposal of short-term investments	72,232	—
Investment in equity method investees	(9,794)	(9,044)
Proceeds from the sale of property, plant and equipment	425	441
Net cash used in investing activities	$(507,958)	$(160,863)

Cash Flows from Financing Activities:
Proceeds from bond issuance	$1,200,000	$—
Payments related to share repurchases	(574,009)	—
Cash dividends paid	(163,733)	(42,182)
Payments of acquisition related contingent consideration	(44,243)	(20,979)
Debt issuance fees	(15,365)	(244)
Payments on financing lease obligations	(1,848)	(1,712)
Net cash provided by (used in) financing activities	$400,802	$(65,117)

Net increase in cash during period	$600,737	$418,569
Cash at beginning of period	635,269	197,648
Cash at end of period	$1,236,006	$616,217

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$34,791	$32,388
Right-of-use assets obtained in exchange for operating lease obligations	1,299	4,253

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on June 28, 2024	$11,431	$1,633	$135,953	$1,685,977	$(4,403)	$(634,988)	$(409)	$1,195,194
Net income	—	—	—	115,624	—	—	—	115,624
Other comprehensive income, net of tax	—	—	—	—	451	—	—	451
Dividends declared:
Common Stock ($3.00 per share)	—	—	—	(23,267)	—	—	—	(23,267)
Class B Common Stock ($3.00 per share)	—	—	—	(3,015)	—	—	—	(3,015)
Share repurchases(1)	(598)	—	—	(559,084)	—	559,682	—	—
Balance on September 27, 2024	$10,833	$1,633	$135,953	$1,216,235	$(3,952)	$(75,306)	$(409)	$1,284,987

Balance on December 31, 2023	$11,431	$1,633	$135,953	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598
Net income	—	—	—	454,177	—	—	—	454,177
Other comprehensive income, net of tax	—	—	—	—	324	—	—	324
Dividends declared:
Common Stock ($3.50 per share)	—	—	—	(27,452)	—	—	—	(27,452)
Class B Common Stock ($3.50 per share)	—	—	—	(3,517)	—	—	—	(3,517)
Share repurchases(1)	(598)	—	—	(559,084)	—	(14,461)	—	(574,143)
Balance on September 27, 2024	$10,833	$1,633	$135,953	$1,216,235	$(3,952)	$(75,306)	$(409)	$1,284,987

(1)The share repurchases relate to shares repurchased in a tender offer and a separate share repurchase transaction with a subsidiary of The Coca‑Cola Company, both of which are further discussed in Note 2 below.

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of September 27, 2024 and December 31, 2023.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended September 27, 2024 (the “third quarter” of fiscal 2024 (“2024”)) and September 29, 2023 (the “third quarter” of fiscal 2023 (“2023”)) and the nine-month periods ended September 27, 2024 (the “first nine months” of 2024) and September 29, 2023 (the “first nine months” of 2023).
•The changes in cash flows for the first nine months of 2024 and the first nine months of 2023.

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

2.    Related Party Transactions

J. Frank Harrison, III

As of September 27, 2024, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”), which represented approximately 72% of the total voting power of the Company’s outstanding Common Stock, par value $1.00 per share (“Common Stock”), and Class B Common Stock on a consolidated basis.

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of September 27, 2024, The Coca‑Cola Company owned shares of the Company’s Common Stock representing approximately 7% of the total voting power of the Company’s outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of the Company’s Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of the Company’s Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of the Company’s Class B Common Stock.

On May 6, 2024, the Company announced its intention to purchase up to $3.10 billion in value of its Common Stock through both a modified “Dutch auction” tender offer (the “Tender Offer”) for up to $2.00 billion of its Common Stock and a separate share purchase agreement (the “Purchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc., an indirect wholly owned subsidiary of The Coca‑Cola Company (“CCCBI”). On May 20, 2024, the Company launched its offer to purchase, for cash, shares of its Common Stock at prices specified by the tendering stockholders of not less than $850 nor greater than $925 per share, with shares having an aggregate purchase price of no more than $2.00 billion. On June 21, 2024, the Company announced the final results of the Tender Offer, which expired on June 18, 2024. In accordance with the terms and conditions of the Tender Offer, the Company repurchased 14,391.5 shares of its Common Stock at a purchase price of $925 per share, for an aggregate purchase price of $13.3 million, excluding fees and expenses relating to the Tender Offer. The shares repurchased represented 0.2% of the shares of the Company’s Common Stock that were issued and outstanding as of June 18, 2024.

Pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI, the Company agreed to purchase and CCCBI agreed to sell, at the purchase price in the Tender Offer, a number of shares of the Company’s Common Stock (the “Share Repurchase”) such that CCCBI would beneficially own shares of the Company’s Common Stock representing 21.5% of the Company’s total outstanding shares of Common Stock and Class B Common Stock immediately following the closing of the Share Repurchase (calculated assuming all issued and outstanding shares of Class B Common Stock were converted into Common Stock and taking into account the shares of Common Stock purchased in the Tender Offer). The Share Repurchase was conditioned on, among other things, the completion of the Tender Offer and, in the case of CCCBI’s obligation to close, the purchase price being no less than $925 per share. On July 5, 2024, the Company repurchased and retired 598,619 shares of its Common Stock in the Share Repurchase at a purchase price of $925 per share, for an aggregate purchase price of $553.7 million.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Payments made by the Company to The Coca-Cola Company(1)	$585,967	$552,154	$1,582,000	$1,544,872
Payments made by The Coca-Cola Company to the Company	65,592	67,890	184,794	170,824

(1)This excludes acquisition related sub-bottling payments made by the Company to CCR (as defined below), a wholly owned subsidiary of The Coca‑Cola Company, as well as the payment made to repurchase shares pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI (as further discussed above).

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

Acquisition related sub-bottling payments to CCR were $44.2 million in the first nine months of 2024 and $21.0 million in the first nine months of 2023. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	September 27, 2024	December 31, 2023
Current portion of acquisition related contingent consideration	$75,742	$64,528
Noncurrent portion of acquisition related contingent consideration	629,829	604,809
Total acquisition related contingent consideration	$705,571	$669,337

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.4 million as of September 27, 2024 and $20.9 million as of December 31, 2023.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $23.1 million as of September 27, 2024 and $17.2 million as of December 31, 2023.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $6.9 million in both the first nine months of 2024 and the first nine months of 2023.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $19.8 million as of September 27, 2024 and $14.3 million as of December 31, 2023, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $23.8 million as of September 27, 2024 and $22.1 million as of December 31, 2023.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $20.2 million in the first nine months of 2024 and $20.6 million in the first nine months of 2023.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $20.1 million on September 27, 2024 and $22.5 million on December 31, 2023. Rental payments for this lease were $1.0 million in both the third quarter of 2024 and the third quarter of 2023 and $3.0 million and $2.9 million in the first nine months of 2024 and the first nine months of 2023, respectively.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of the Company’s Class B Common Stock, based on the average of the closing prices of shares of the Company’s Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative expenses in the condensed consolidated statements of operations, was $2.3 million in both the third quarter of 2024 and the third quarter of 2023 and $8.1 million and $8.0 million in the first nine months of 2024 and the first nine months of 2023, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 98% of the Company’s net sales in both the first nine months of 2024 and the first nine months of 2023.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,736,286	$1,677,221	$5,063,822	$4,911,999
Total point in time net sales	$1,736,286	$1,677,221	$5,063,822	$4,911,999

Over time net sales:
Nonalcoholic Beverages - over time	$15,209	$13,839	$42,537	$39,335
All Other - over time	14,157	21,368	46,862	71,568
Total over time net sales	$29,366	$35,207	$89,399	$110,903

Total net sales	$1,765,652	$1,712,428	$5,153,221	$5,022,902

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $5.2 million as of September 27, 2024 and $4.5 million as of December 31, 2023.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first nine months of 2024 and the first nine months of 2023:

	First Nine Months
(in thousands)	2024	2023
Beginning balance - allowance for credit losses	$11,560	$13,119
Additions charged to expenses and as a reduction to net sales	2,254	4,268
Deductions	(2,806)	(3,328)
Ending balance - allowance for credit losses	$11,008	$14,059

4.    Segments

The Company evaluates segment reporting in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the CODM. The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Segment asset information is not provided to the CODM.

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Net sales:
Nonalcoholic Beverages	$1,751,495	$1,691,060	$5,106,359	$4,951,334
All Other	86,230	93,636	260,930	281,186
Eliminations(1)	(72,073)	(72,268)	(214,068)	(209,618)
Consolidated net sales	$1,765,652	$1,712,428	$5,153,221	$5,022,902

Income from operations:
Nonalcoholic Beverages	$224,072	$217,405	$691,239	$661,395
All Other	2,983	(1,145)	10,362	(5,411)
Consolidated income from operations	$227,055	$216,260	$701,601	$655,984

Depreciation and amortization:
Nonalcoholic Beverages	$44,511	$41,003	$131,332	$122,262
All Other	4,259	3,108	11,847	9,034
Consolidated depreciation and amortization	$48,770	$44,111	$143,179	$131,296

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. Sales between these segments are recognized at either fair market value or cost depending on the nature of the transaction.

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
(in thousands, except per share data)	2024	2023	2024	2023
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$115,624	$92,093	$454,177	$332,539
Less dividends:
Common Stock	3,878	4,184	146,151	37,660
Class B Common Stock	502	503	17,582	4,522
Total undistributed earnings	$111,244	$87,406	$290,444	$290,357

Common Stock undistributed earnings – basic	$98,483	$78,035	$258,529	$259,227
Class B Common Stock undistributed earnings – basic	12,761	9,371	31,915	31,130
Total undistributed earnings – basic	$111,244	$87,406	$290,444	$290,357

Common Stock undistributed earnings – diluted	$98,359	$77,861	$258,190	$258,565
Class B Common Stock undistributed earnings – diluted	12,885	9,545	32,254	31,792
Total undistributed earnings – diluted	$111,244	$87,406	$290,444	$290,357

	Third Quarter		First Nine Months
(in thousands, except per share data)	2024	2023	2024	2023
Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$3,878	$4,184	$146,151	$37,660
Common Stock undistributed earnings – basic	98,483	78,035	258,529	259,227
Numerator for basic net income per Common Stock share	$102,361	$82,219	$404,680	$296,887

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$502	$503	$17,582	$4,522
Class B Common Stock undistributed earnings – basic	12,761	9,371	31,915	31,130
Numerator for basic net income per Class B Common Stock share	$13,263	$9,874	$49,497	$35,652

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$3,878	$4,184	$146,151	$37,660
Dividends on Class B Common Stock assumed converted to Common Stock	502	503	17,582	4,522
Common Stock undistributed earnings – diluted	111,244	87,406	290,444	290,357
Numerator for diluted net income per Common Stock share	$115,624	$92,093	$454,177	$332,539

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$502	$503	$17,582	$4,522
Class B Common Stock undistributed earnings – diluted	12,885	9,545	32,254	31,792
Numerator for diluted net income per Class B Common Stock share	$13,387	$10,048	$49,836	$36,314

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,756	8,369	8,141	8,369
Class B Common Stock weighted average shares outstanding – basic	1,005	1,005	1,005	1,005

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	8,772	9,395	9,158	9,398
Class B Common Stock weighted average shares outstanding – diluted	1,016	1,026	1,017	1,029

Basic net income per share:
Common Stock	$13.20	$9.82	$49.71	$35.47
Class B Common Stock	$13.20	$9.82	$49.25	$35.47

Diluted net income per share:
Common Stock	$13.18	$9.80	$49.59	$35.38
Class B Common Stock	$13.18	$9.79	$49.00	$35.29

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
(6)The Company repurchased 14,391.5 shares of its Common Stock in the Tender Offer, which expired on June 18, 2024, and repurchased 598,619 shares of its Common Stock pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI. See Note 2 for additional information on the Tender Offer and the Purchase Agreement.
(7)On August 20, 2024, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of the Company’s Common Stock. The new share repurchase authorization is discretionary and has no expiration date. As of September 27, 2024, the Company had not repurchased any shares of Common Stock under the new share repurchase program.

6.Short-Term Investments

Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. As of September 27, 2024, all of the Company’s short-term investments were classified as available-for-sale. As of December 31, 2023, the Company did not have any short-term investments. Realized gains and losses on available-for-sale investments are included in net income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss).

As of September 27, 2024, the Company’s available-for-sale investments consisted of the following cost, unrealized positions and estimated fair value, disaggregated by class of instrument:

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$128,935	$124	$—	$129,059
Corporate bonds	76,811	193	(1)	77,003
Commercial paper instruments	6,922	15	—	6,937
Asset-backed securities	2,038	7	—	2,045
Total short-term investments	$214,706	$339	$(1)	$215,044

As of September 27, 2024, all of the Company’s available-for-sale investments were classified as short-term investments in the condensed consolidated balance sheet and had weighted average maturities of less than one year. The Company did not identify any other-than-temporary impairment on its available-for-sale investments during the first nine months of 2024.

The sale and/or maturity of available-for-sale investments resulted in proceeds of $55.6 million and $72.2 million during the third quarter of 2024 and the first nine months of 2024, respectively. There were no gross realized gains or losses in the third quarter of 2024 or the first nine months of 2024. There was no realized activity during the third quarter of 2023 or the first nine months of 2023, as the Company did not have any short-term investments during those periods.

7.    Inventories

Inventories consisted of the following:

(in thousands)	September 27, 2024	December 31, 2023
Finished products	$218,246	$207,912
Manufacturing materials	71,848	71,560
Plastic shells, plastic pallets and other inventories	44,587	42,460
Total inventories	$334,681	$321,932

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 27, 2024	December 31, 2023
Repair parts	$32,946	$35,256
Prepaid software	9,078	9,427
Prepaid taxes	7,763	9,020
Prepaid marketing	6,372	4,703
Commodity hedges at fair market value	4,087	3,747
Other prepaid expenses and other current assets	33,175	26,432
Total prepaid expenses and other current assets	$93,421	$88,585

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	September 27, 2024	December 31, 2023	Estimated Useful Life
Land	$132,543	$99,858
Buildings	435,775	390,852	8-50 years
Machinery and equipment	540,137	498,737	5-20 years
Transportation equipment	667,501	611,001	3-20 years
Furniture and fixtures	106,146	107,072	3-10 years
Cold drink dispensing equipment	454,859	449,508	3-17 years
Leasehold and land improvements	165,713	179,146	5-20 years
Software for internal use	49,740	49,611	3-10 years
Construction in progress	132,167	95,623
Total property, plant and equipment, at cost	2,684,581	2,481,408
Less: Accumulated depreciation and amortization	1,229,835	1,160,845
Property, plant and equipment, net	$1,454,746	$1,320,563

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	September 27, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	6.4 years	6.7 years
Financing leases	3.0 years	3.5 years
Weighted average discount rate:
Operating leases	3.9%	3.8%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Operating lease costs	$7,289	$8,293	$22,553	$24,871
Short-term and variable leases	3,421	4,151	9,820	11,942
Depreciation expense from financing leases	412	413	1,235	1,235
Interest expense on financing lease obligations	77	109	253	346
Total lease cost	$11,199	$12,966	$33,861	$38,394

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of September 27, 2024:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2024	$7,402	$707
2025	24,090	2,869
2026	20,862	1,233
2027	18,362	338
2028	13,634	345
Thereafter	38,748	620
Total minimum lease payments including interest	$123,098	$6,112
Less: Amounts representing interest	14,912	441
Present value of minimum lease principal payments	108,186	5,671
Less: Current portion of lease liabilities	22,323	2,635
Noncurrent portion of lease liabilities	$85,863	$3,036

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2023:

(in thousands)	Operating Leases	Financing Leases
2024	$29,932	$2,808
2025	24,329	2,869
2026	21,115	1,233
2027	18,614	338
2028	13,890	345
Thereafter	39,022	620
Total minimum lease payments including interest	$146,902	$8,213
Less: Amounts representing interest	18,437	694
Present value of minimum lease principal payments	128,465	7,519
Less: Current portion of lease liabilities	26,194	2,487
Noncurrent portion of lease liabilities	$102,271	$5,032

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Nine Months
(in thousands)	2024	2023
Cash flows from operating activities impact:
Operating leases	$22,454	$24,666
Interest payments on financing lease obligations	253	346
Total cash flows from operating activities impact	$22,707	$25,012

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,848	$1,712
Total cash flows from financing activities impact	$1,848	$1,712

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	September 27, 2024	December 31, 2023
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	191,716	173,048
Distribution agreements, net	$798,475	$817,143

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	September 27, 2024	December 31, 2023
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	19,005	17,789
Customer lists, net	$6,283	$7,499

13.    Supply Chain Finance Program

The Company has an agreement with a third-party financial institution to facilitate a supply chain finance program (“SCF program”), which allows qualifying suppliers to sell their receivables from the Company to the financial institution. The participating suppliers negotiate their outstanding receivable arrangements and associated fees directly with the financial institution, and the Company is not party to those agreements. Once a qualifying supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices it sells to the financial institution. The supplier invoices that have been confirmed as valid under the SCF program require payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program.

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $59.8 million as of September 27, 2024 and $55.1 million as of December 31, 2023.

14.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 27, 2024	December 31, 2023
Current portion of acquisition related contingent consideration	$75,742	$64,528
Accrued insurance costs	56,545	54,040
Accrued marketing costs	45,602	55,799
Employee and retiree benefit plan accruals	33,045	34,203
Accrued interest payable	27,418	2,520
Accrued taxes (other than income taxes)	8,812	7,474
All other accrued expenses	29,579	19,430
Total other accrued liabilities	$276,743	$237,994

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

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Cost of sales	$1,426	$(25)	$1,345	$(1,517)
Selling, delivery and administrative expenses	(631)	703	(420)	(2,211)
Total gain (loss)	$795	$678	$925	$(3,728)

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

(in thousands)	September 27, 2024	December 31, 2023
Assets:
Prepaid expenses and other current assets	$4,087	$3,747
Other assets	585	—
Total assets	$4,672	$3,747

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	September 27, 2024	December 31, 2023
Gross commodity derivative instrument assets	$4,672	$3,747
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	September 27, 2024	December 31, 2023
Notional amount of outstanding commodity derivative instruments	$61,455	$50,187
Latest maturity date of outstanding commodity derivative instruments	December 2025	December 2024

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

Financial Instrument	Fair Value Level	Methods and Assumptions
Deferred compensation plan assets and liabilities	Level 1	The fair value of the Company’s nonqualified deferred compensation plan for certain executives and other highly compensated employees is based on the fair values of associated assets and liabilities, which are held in mutual funds and are based on the quoted market prices of the securities held within the mutual funds.
Short-term investments	Level 1	The fair values of the Company’s Level 1 short-term investments, which are U.S. Treasury securities, corporate bonds and asset-backed securities, are based on the quoted market prices of those securities which are actively traded on national exchanges.
Short-term investments	Level 2	The fair values of the Company’s Level 2 short-term investments, which are commercial paper instruments, are based on estimated current market prices and have readily determinable fair market values.
Commodity derivative instruments	Level 2	The fair values of the Company’s commodity derivative instruments are based on current settlement values at each balance sheet date, which represent the estimated amounts the Company would have received or paid upon termination of these instruments. The Company’s credit risk related to the commodity derivative instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair values of commodity derivative instruments.
Long-term debt	Level 2	The carrying amounts of the Company’s variable rate debt approximate the fair values due to variable interest rates with short reset periods. The fair values of the Company’s fixed rate debt are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair value of the Company’s acquisition related contingent consideration is based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, short-term investments, commodity derivative instruments, long‑term debt and acquisition related contingent consideration:

	September 27, 2024
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$79,791	$79,791	$79,791	$—	$—
Short-term investments	215,044	215,044	208,107	6,937	—
Commodity derivative instruments	4,672	4,672	—	4,672	—
Liabilities:
Deferred compensation plan liabilities	79,791	79,791	79,791	—	—
Long-term debt	1,785,782	1,853,400	—	1,853,400	—
Acquisition related contingent consideration	705,571	705,571	—	—	705,571

	December 31, 2023
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$64,769	$64,769	$64,769	$—	$—
Commodity derivative instruments	3,747	3,747	—	3,747	—
Liabilities:
Deferred compensation plan liabilities	64,769	64,769	64,769	—	—
Long-term debt	599,159	579,000	—	579,000	—
Acquisition related contingent consideration	669,337	669,337	—	—	669,337

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Beginning balance - Level 3 liability	$657,246	$594,389	$669,337	$541,491
Payments of acquisition related contingent consideration	(20,567)	(7,603)	(44,243)	(20,979)
Reclassification to current payables	300	—	(10,400)	(900)
Increase in fair value	68,592	18,864	90,877	86,038
Ending balance - Level 3 liability	$705,571	$605,650	$705,571	$605,650

As of September 27, 2024 and September 29, 2023, a WACC of 8.6% and 9.2%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2024 was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first nine months of 2024.

For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

17.    Income Taxes

The Company’s effective income tax rate was 25.6% for the first nine months of 2024 and 25.3% for the first nine months of 2023. The Company’s income tax expense was $156.4 million for the first nine months of 2024 and $112.4 million for the first nine months of 2023. The increase in income tax expense was primarily attributable to higher income before taxes during the first nine months of 2024 compared to the first nine months of 2023.

The Company had uncertain tax positions, including accrued interest, of $0.5 million on September 27, 2024 and $0.4 million on December 31, 2023, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

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

The components of total pension expense were as follows:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Service cost	$1,092	$1,099	$3,274	$3,298
Interest cost	588	517	1,765	7,533
Expected return on plan assets	(762)	(609)	(2,287)	(6,437)
Recognized net actuarial loss	—	—	—	1,946
Amortization of prior service cost	4	4	12	12
Net periodic pension cost	922	1,011	2,764	6,352
Settlement expense	—	77,319	—	117,096
Total pension expense	$922	$78,330	$2,764	$123,448

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company contributed $2.0 million to the Bargaining Plan during the first nine months of 2024 to fund the ongoing projected benefit obligation of the Bargaining Plan. The Company does not anticipate making additional contributions to the Bargaining Plan during the fourth quarter of 2024.

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

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Service cost	$310	$294	$930	$882
Interest cost	781	697	2,343	2,092
Recognized net actuarial loss	26	—	78	—
Net periodic postretirement benefit cost	$1,117	$991	$3,351	$2,974

19.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 27, 2024	December 31, 2023
Noncurrent portion of acquisition related contingent consideration	$629,829	$604,809
Accruals for executive benefit plans	162,635	153,428
Noncurrent deferred proceeds from related parties	97,878	100,176
Other	9,734	8,086
Total other liabilities	$900,076	$866,499

20.    Long-Term Debt

Following is a summary of the Company’s long-term debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	September 27, 2024	December 31, 2023
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	3.800%	Semi-annually	Public	$350,000	$350,000
Senior notes	10/10/2026	3.930%	Quarterly	Nonpublic	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	5.250%	Semi-annually	Public	700,000	—
Revolving credit facility(3)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	5.450%	Semi-annually	Public	500,000	—
Unamortized discount on senior bonds(1)(2)(4)	Various				(1,553)	(17)
Debt issuance costs					(12,665)	(824)
Total long-term debt					$1,785,782	$599,159

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

On June 10, 2024, the Company entered into an amended and restated credit agreement (the “Revolving Credit Facility Agreement”), providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “Revolving Credit Facility”), maturing on June 10, 2029. The Revolving Credit Facility Agreement replaced the Company’s previous credit agreement, dated as of July 9, 2021. Subject to obtaining commitments from lenders and satisfying other conditions specified therein, at the Company’s option, the Revolving Credit Facility may be increased by up to $250 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (i) the Base Rate (as defined in the Revolving Credit Facility Agreement) plus an applicable rate or (ii) Term SOFR (as defined in the Revolving Credit Facility Agreement) plus the SOFR Adjustment (as defined in the Revolving Credit Facility Agreement) and an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including the Revolving Credit Facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 27, 2024. These covenants have not restricted the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

21.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 19.0 million cases and 19.3 million cases of finished product from SAC in the first nine months of 2024 and the first nine months of 2023, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Purchases from Southeastern	$34,887	$31,087	$108,983	$113,673
Purchases from SAC	55,056	47,505	154,981	150,217
Total purchases from manufacturing cooperatives	$89,943	$78,592	$263,964	$263,890

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of September 27, 2024 and December 31, 2023, the amount of the Company’s guarantee of SAC’s debt was $0 and $9.5 million, respectively. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of September 27, 2024, and there was no impairment identified in 2023.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $39.0 million on September 27, 2024 and $37.6 million on December 31, 2023.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of September 27, 2024, the future payments related to these contractual arrangements, which expire at various dates through 2034, amounted to $139.6 million.

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

Following is a summary of AOCI(L) for the third quarter of 2024 and the third quarter of 2023:

(in thousands)	June 28, 2024	Pre-tax Activity	Tax Effect	September 27, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$533
Prior service costs	(91)	4	(1)	(88)
Net postretirement benefits activity:
Actuarial gain	761	26	(6)	781
Prior service costs	(624)	—	—	(624)
Unrealized (loss) gain on short-term investments	(173)	566	(138)	255
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$(4,403)	$596	$(145)	$(3,952)

As of September 27, 2024, there were no gross actuarial losses or prior service costs included in accumulated other comprehensive loss associated with the Primary Plan, as the Primary Plan settlement was completed during 2023. All pension activity during 2024 was related to the Bargaining Plan.

(in thousands)	June 30, 2023	Pre-tax Activity	Tax Effect	September 29, 2023
Net pension activity:
Actuarial loss	$(72,626)	$1,567	$(384)	$(71,443)
Prior service costs	(99)	4	(1)	(96)
Pension plan settlement	30,041	77,319	(36,202)	71,158
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	14,911	(4,809)
Total AOCI(L)	$(56,276)	$78,890	$(21,676)	$938

Following is a summary of AOCI(L) for the first nine months of 2024 and the first nine months of 2023:

(in thousands)	December 31, 2023	Pre-tax Activity	Tax Effect	September 27, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$533
Prior service costs	(97)	12	(3)	(88)
Net postretirement benefits activity:
Actuarial gain	721	78	(18)	781
Prior service costs	(624)	—	—	(624)
Unrealized gain on short-term investments	—	338	(83)	255
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$(4,276)	$428	$(104)	$(3,952)

(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	September 29, 2023
Net pension activity:
Actuarial loss	$(71,140)	$(401)	$98	$(71,443)
Prior service costs	(105)	12	(3)	(96)
Pension plan settlement	—	117,096	(45,938)	71,158
Net postretirement benefits activity:
Actuarial gain	6,752	—	—	6,752
Prior service costs	(624)	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	14,911	(4,809)
Total AOCI(L)	$(84,837)	$116,707	$(30,932)	$938

23.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
(in thousands)	2024	2023
Short-term investments	$(3,450)	$—
Accounts receivable, trade	(16,881)	(26,086)
Allowance for doubtful accounts	98	2,015
Accounts receivable from The Coca‑Cola Company	(36,511)	(19,911)
Accounts receivable, other	20,713	1,779
Inventories	(12,749)	27,144
Prepaid expenses and other current assets	(4,836)	2,954
Accounts payable, trade	(13,194)	7,628
Accounts payable to The Coca‑Cola Company	89,682	17,904
Other accrued liabilities	38,749	23,566
Accrued compensation	(5,858)	(1,202)
Change in current assets less current liabilities	$55,763	$35,791

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of September 27, 2024 and December 31, 2023.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended September 27, 2024 (the “third quarter” of fiscal 2024 (“2024”)) and September 29, 2023 (the “third quarter” of fiscal 2023 (“2023”)) and the nine-month periods ended September 27, 2024 (the “first nine months” of 2024) and September 29, 2023 (the “first nine months” of 2023).
•The changes in cash flows for the first nine months of 2024 and the first nine months of 2023.

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 85% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including Keurig Dr Pepper Inc. (“Dr Pepper”) and Monster Energy Company. Our Purpose is to honor God in all we do, to serve others, to pursue excellence and to grow profitably. Our Common Stock, par value $1.00 per share (“Common Stock”), is traded on The Nasdaq Global Select Market under the symbol “COKE.”

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

Executive Summary

Net sales increased 3.1% to $1.77 billion in the third quarter of 2024 and increased 2.6% to $5.15 billion in the first nine months of 2024. Sparkling and Still net sales increased 5.8% and 1.7%, respectively, compared to the third quarter of 2023. The net sales improvement was driven by Sparkling volume growth and pricing actions taken during the first quarter of 2024.

Standard physical case volume was down 2.1% in the third quarter of 2024 and down 1.3% in the first nine months of the year. For the first nine months of 2024, comparable standard physical case volume, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, decreased 0.9% compared to the first nine months of 2023, which included one additional selling day. Sparkling category volume increased 0.8% during the third quarter with continued strong performance of multi-serve can packages sold in larger retail stores. Still category physical case volume declined 9.7% during the third quarter of 2024.

As noted in our second quarter 2024 results, we have shifted the distribution of casepack Dasani water sold in Walmart stores to a non-direct store delivery (“DSD”) method of distribution. As a result, these cases are not included in our 2024 reported case sales. The 2024 impact of this distribution change reduced our reported case sales by 1.8% during the third quarter and 0.9% during the first nine months.

Gross profit in the third quarter of 2024 was $698.0 million, an increase of $36.5 million or 5.5%. Gross margin improved 90 basis points to 39.5%. Pricing actions taken during the first quarter of 2024 along with stable commodity prices contributed to the overall improvement in gross margin. Additionally, our product mix shifted towards Sparkling beverages, which typically carry higher gross margins, during the third quarter of 2024. Gross profit in the first nine months of 2024 was $2.06 billion, an increase of $98.1 million or 5.0%.

Selling, delivery and administrative (“SD&A”) expenses in the third quarter of 2024 increased $25.7 million, or 5.8%. SD&A expenses as a percentage of net sales increased 70 basis points to 26.7% in the third quarter of 2024. The increase in SD&A expenses as compared to the third quarter of 2023 was primarily driven by an increase in labor costs, mostly related to annual wage adjustments and increased incentive compensation accruals reflecting the strong operating performance in 2024. SD&A expenses in the first nine months of 2024 increased $52.5 million or 4.0%. SD&A expenses as a percentage of net sales in the first nine months of 2024 increased 40 basis points to 26.3% as compared to the first nine months of 2023.

Income from operations in the third quarter of 2024 was $227.1 million, compared to $216.3 million in the third quarter of 2023, an increase of 5.0%. For the first nine months of 2024, income from operations increased $45.6 million to $701.6 million, an increase of 7.0%. Operating margin for the first nine months of 2024 was 13.6% as compared to 13.1% for the first nine months of 2023, an increase of 50 basis points.

Net income in the third quarter of 2024 was $115.6 million, compared to $92.1 million in the third quarter of 2023, an improvement of $23.5 million. Net income for the third quarter of 2024 and the third quarter of 2023 was adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, driven by increases in the future cash flow projections and changes to the discount rate used to compute the fair value of the liability.

Net income in the first nine months of 2024 was $454.2 million, compared to $332.5 million in the first nine months of 2023, an increase of $121.6 million. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in the first nine months of 2024 was $521.9 million, compared to $488.3 million in the first nine months of 2023, an increase of $33.6 million. Net income for the first nine months of 2023 was adversely impacted by the settlement of our primary pension plan benefit liabilities during the prior year, which resulted in a non-cash charge of $117.1 million. Income tax expense for the first nine months of 2024 was $156.4 million, compared to $112.4 million for the first nine months of 2023, resulting in an effective income tax rate of 25.6% and 25.3% for the first nine months of 2024 and 2023, respectively.

Cash flows provided by operations for the first nine months of 2024 were $707.9 million, compared to $644.5 million for the first nine months of 2023. Cash flows from operations reflected our strong operating performance during the first nine months of 2024. In the first nine months of 2024, we invested $287.3 million in capital expenditures as we continue to enhance our supply chain and invest for future growth. During the quarter, we purchased our leased Nashville, Tennessee production facility for approximately $56 million. For the full year of 2024, we expect capital expenditures to total approximately $350 million.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company has made significant capital investments to optimize our supply chain and to invest for future growth during 2024. During the third quarter of 2024, we purchased our leased Nashville, Tennessee production facility for approximately $56 million. Between 2019 and 2023, the Company made capital investments of approximately $200 million related to fleet, $125 million related to automation and $470 million related to supply chain improvements.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability and prudently manage capital expenditures. We believe strengthening our balance sheet gives us the flexibility to make optimal capital allocation decisions for long-term value creation.

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territory. DSD is our preferred and primary route to market. Our typical DSD method uses Company-owned vehicles and warehouses, but we are increasingly using alternative methods of distribution. For example, in instances of post-mix delivery for use in fountain machines, we have shifted our delivery method towards alternative distributors in order to enhance customer service and profitability. In instances of bottle/can delivery, we are shifting certain products for certain customers and channels of business to alternative routes to market. These alternative routes to market include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company. During both the third quarter of 2024 and the first nine months of 2024, more than half of our post-mix gallons and less than 10% of our bottle/can volume was delivered through alternative routes to market.

Digitally Enabled Selling Platform: Through our investment in CONA Services LLC, we, along with other Coca-Cola bottlers, have built a digitally enabled selling platform called MyCoke 360 that we believe will enable us to better serve our customers. This platform will enable a more seamless order and payment platform for certain customers and we expect this platform will enable us to enhance customer service and create more selling opportunities for our teammates. This platform is targeted to certain on-premise and small store customers.

Results of Operations

Third Quarter Results

The Company’s results of operations for the third quarter of 2024 and the third quarter of 2023 are highlighted in the table below and discussed in the following paragraphs.

	Third Quarter
(in thousands)	2024	2023	Change
Net sales	$1,765,652	$1,712,428	$53,224
Cost of sales	1,067,616	1,050,878	16,738
Gross profit	698,036	661,550	36,486
Selling, delivery and administrative expenses	470,981	445,290	25,691
Income from operations	227,055	216,260	10,795
Interest expense (income), net	2,187	(1,516)	3,703
Mark-to-market on acquisition related contingent consideration	68,592	18,864	49,728
Pension plan settlement expense	—	77,319	(77,319)
Other expense, net	713	609	104
Income before taxes	155,563	120,984	34,579
Income tax expense	39,939	28,891	11,048
Net income	115,624	92,093	23,531
Other comprehensive income, net of tax	451	57,214	(56,763)
Comprehensive income	$116,075	$149,307	$(33,232)

Net Sales

Net sales increased $53.2 million, or 3.1%, to $1.77 billion in the third quarter of 2024, as compared to $1.71 billion in the third quarter of 2023. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $60 million. The increase in net sales was partially offset by lower case sales volume within the Still category and a decline in external freight revenue as compared to the third quarter of 2023.

Net sales by product category were as follows:

	Third Quarter
(in thousands)	2024	2023	% Change
Bottle/can sales:
Sparkling beverages	$1,034,690	$977,663	5.8%
Still beverages	585,527	575,954	1.7%
Total bottle/can sales	1,620,217	1,553,617	4.3%

Other sales:
Sales to other Coca‑Cola bottlers	88,363	87,710	0.7%
Post-mix sales and other	57,072	71,101	(19.7)%
Total other sales	145,435	158,811	(8.4)%

Total net sales	$1,765,652	$1,712,428	3.1%

The decline in post-mix sales and other in the third quarter of 2024 as compared to the third quarter of 2023 was related primarily to a shift in how we deliver post-mix products to our customers. The Company has shifted to a broader use of alternative distributors, rather than Company-owned vehicles and warehouses, to deliver post-mix products to customers in our territory. We receive a fee from our brand partners on these post-mix gallons delivered to locally managed customers in our territory, which is recorded as a reduction to cost of sales. This transition has occurred over the past several years and has accelerated throughout 2024. More than half of the post-mix gallons sold to local customers in our franchise territory in the third quarter of 2024 were delivered using these alternative distribution methods.

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Third Quarter
(in thousands)	2024	2023	% Change
Bottle/can sales volume:
Sparkling beverages	66,781	66,251	0.8%
Still beverages	23,078	25,546	(9.7)%
Total bottle/can sales volume	89,859	91,797	(2.1)%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, as well as in response to customer demands, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than through Company-owned vehicles and warehouses. We have shifted the distribution of casepack Dasani water sold in Walmart stores to a non-DSD method of distribution. As a result, these cases are not included in our 2024 reported case sales. The 2024 impact of this distribution change reduced our reported case sales by 1.8% during the third quarter of 2024.

As a result of not physically delivering the product, the sales volume delivered using these alternative methods of distribution is not reflected in our volume metrics. However, because we have the exclusive distribution rights for nonalcoholic beverages within our franchise territory, we receive fees from our brand partners for the delivery of qualified product in our territory. These fees are reported in net sales. Changes in the delivery of our products to our customers has impacted, and are expected to continue to impact, our reported volume and net sales. This transition has occurred over the past several years and has accelerated throughout 2024. Less than 10% of the bottle/can volume sold in our franchise territory in the third quarter of 2024 was delivered using these alternative distribution methods.

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits and post-mix funding from brand companies. Input costs, including underlying commodities and excluding concentrate, represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $16.7 million, or 1.6%, to $1.07 billion in the third quarter of 2024, as compared to $1.05 billion in the third quarter of 2023. The increase in cost of sales was driven by higher input costs, including concentrate and manufacturing costs, which increased cost of sales by approximately $30 million. The increase in cost of sales was partially offset by lower case sales volume and a decline in external freight volume as compared to the third quarter of 2023.

The Company relies on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Certain of these marketing and advertising expenditures are made pursuant to annual arrangements. Total marketing funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $48.5 million in the third quarter of 2024 and $43.2 million in the third quarter of 2023.

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

SD&A expenses increased $25.7 million, or 5.8%, to $471.0 million in the third quarter of 2024, as compared to $445.3 million in the third quarter of 2023. SD&A expenses as a percentage of net sales increased to 26.7% in the third quarter of 2024 from 26.0% in the third quarter of 2023. The increase in SD&A expenses was primarily driven by an increase in labor costs, mostly related to annual wage adjustments and increased incentive compensation accruals reflecting the strong operating performance in 2024.

Shipping and handling costs included in SD&A expenses were approximately $206 million in the third quarter of 2024 and approximately $200 million in the third quarter of 2023.

Interest Expense (Income), Net

Interest expense (income), net changed $3.7 million to $2.2 million of interest expense, net in the third quarter of 2024, as compared to $1.5 million of interest income, net in the third quarter of 2023. The change in interest expense (income), net was primarily a result of an increase in interest expense on higher debt balances in the third quarter of 2024, as compared to the third quarter of 2023, partially offset by an increase in interest income due to higher cash, cash equivalent and short-term investment balances.

Mark-to-Market on Acquisition Related Contingent Consideration

Each reporting period, the Company adjusts its acquisition related contingent consideration liability to fair value, which is determined by discounting future expected acquisition related sub-bottling payments using the Company’s estimated weighted average cost of capital (“WACC”) and future cash flow projections, and records the fair value adjustment as mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations.

Mark-to-market on acquisition related contingent consideration increased $49.7 million from an increase of $18.9 million in the third quarter of 2023 to an increase of $68.6 million in the third quarter of 2024. During the third quarter of 2024, the $68.6 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, as well as a decrease in the WACC used to calculate the fair value of the liability. During the third quarter of 2023, the $18.9 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the WACC used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net increased $0.1 million to $0.7 million in the third quarter of 2024, as compared to $0.6 million in the third quarter of 2023. The increase in other expense, net was primarily driven by changes in the actuarial assumptions related to our pension and postretirement medical benefit plan liabilities.

Income Tax Expense

The Company’s effective income tax rate was 25.7% for the third quarter of 2024 and 23.9% for the third quarter of 2023. The Company’s income tax expense increased $11.0 million, or 38.2%, to $39.9 million for the third quarter of 2024, as compared to $28.9 million for the third quarter of 2023. The increase in income tax expense was primarily attributable to higher income before taxes during the third quarter of 2024 compared to the third quarter of 2023.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.5 million in the third quarter of 2024, as compared to $57.2 million in the third quarter of 2023. The decrease was primarily related to the settlement of the primary Company-sponsored pension plan (the

“Primary Plan”) benefit liabilities during the third quarter of 2023, which resulted in the reclassification of the gross actuarial losses associated with the Primary Plan out of accumulated other comprehensive loss during that period.

First Nine Months Results

Our results of operations for the first nine months of 2024 and the first nine months of 2023 are highlighted in the table below and discussed in the following paragraphs.

	First Nine Months
(in thousands)	2024	2023	Change
Net sales	$5,153,221	$5,022,902	$130,319
Cost of sales	3,097,916	3,065,669	32,247
Gross profit	2,055,305	1,957,233	98,072
Selling, delivery and administrative expenses	1,353,704	1,301,249	52,455
Income from operations	701,601	655,984	45,617
Interest (income) expense, net	(2,149)	2,766	(4,915)
Mark-to-market on acquisition related contingent consideration	90,877	86,038	4,839
Pension plan settlement expense	—	117,096	(117,096)
Other expense, net	2,250	5,146	(2,896)
Income before taxes	610,623	444,938	165,685
Income tax expense	156,446	112,399	44,047
Net income	454,177	332,539	121,638
Other comprehensive income, net of tax	324	85,775	(85,451)
Comprehensive income	$454,501	$418,314	$36,187

Net Sales

Net sales increased $130.3 million, or 2.6%, to $5.15 billion in the first nine months of 2024, as compared to $5.02 billion in the first nine months of 2023. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $170 million. The increase in net sales was partially offset by lower case sales volume within the Still category and a decline in external freight revenue as compared to the first nine months of 2023. The first nine months of 2024 included one less selling day compared to the first nine months of 2023.

Net sales by product category were as follows:

	First Nine Months
(in thousands)	2024	2023	% Change
Bottle/can sales:
Sparkling beverages	$3,025,902	$2,892,106	4.6%
Still beverages	1,694,676	1,660,469	2.1%
Total bottle/can sales	4,720,578	4,552,575	3.7%

Other sales:
Sales to other Coca‑Cola bottlers	259,459	267,362	(3.0)%
Post-mix sales and other	173,184	202,965	(14.7)%
Total other sales	432,643	470,327	(8.0)%

Total net sales	$5,153,221	$5,022,902	2.6%

Product category sales volume of standard physical cases and the percentage change by product category were as follows:

	First Nine Months
(in thousands)	2024	2023	% Change
Bottle/can sales volume:
Sparkling beverages	196,212	195,395	0.4%
Still beverages	67,211	71,426	(5.9)%
Total bottle/can sales volume	263,423	266,821	(1.3)%

We have shifted the distribution of casepack Dasani water sold in Walmart stores to a non-DSD method of distribution. As a result, these cases are not included in our 2024 reported case sales. The 2024 impact of this distribution change reduced our reported case sales by 0.9% during the first nine months of 2024.

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

Cost of Sales

Cost of sales increased $32.2 million, or 1.1%, to $3.10 billion in the first nine months of 2024, as compared to $3.07 billion in the first nine months of 2023. The increase in cost of sales was driven by higher input costs, including concentrate and manufacturing costs, which increased cost of sales by approximately $80 million. The increase in cost of sales was partially offset by a decline in external freight volume and lower case sales volume as compared to the first nine months of 2023.

Total marketing funding support from The Coca‑Cola Company and other beverage companies was $143.1 million in the first nine months of 2024, as compared to $126.3 million in the first nine months of 2023.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $52.5 million, or 4.0%, to $1.35 billion in the first nine months of 2024, as compared to $1.30 billion in the first nine months of 2023. SD&A expenses as a percentage of net sales increased to 26.3% in the first nine months of 2024 from 25.9% in the first nine months of 2023. The increase in SD&A expenses was primarily driven by an increase in labor costs, mostly related to annual wage adjustments and increased incentive compensation accruals reflecting the strong operating performance in 2024.

Shipping and handling costs included in SD&A expenses were approximately $599 million in the first nine months of 2024 and approximately $586 million in the first nine months of 2023.

Interest (Income) Expense, Net

Interest (income) expense, net changed $4.9 million to $2.1 million of interest income, net in the first nine months of 2024, as compared to $2.8 million of interest expense, net in the first nine months of 2023. The change in interest (income) expense, net was primarily a result of an increase in interest income due to higher cash, cash equivalent and short-term investment balances, partially offset by an increase in interest expense on higher debt balances in the first nine months of 2024, as compared to the first nine months of 2023.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration increased $4.8 million from an increase of $86.0 million in the first nine months of 2023 to an increase of $90.9 million in the first nine months of 2024. During the first nine months of 2024, the $90.9 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. During the first nine months of 2023, the $86.0 million increase in the fair value of the acquisition related contingent consideration liability also was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Other Expense, Net

Other expense, net decreased $2.9 million to $2.3 million in the first nine months of 2024, as compared to $5.1 million in the first nine months of 2023. The decrease in other expense, net was primarily driven by changes in the actuarial assumptions related to our pension and postretirement medical benefit plan liabilities.

Income Tax Expense

The Company’s effective income tax rate was 25.6% for the first nine months of 2024 and 25.3% for the first nine months of 2023. The Company’s income tax expense increased $44.0 million, or 39.2%, to $156.4 million for the first nine months of 2024, as compared to $112.4 million for the first nine months of 2023. The increase in income tax expense was primarily attributable to higher income before taxes during the first nine months of 2024 compared to the first nine months of 2023.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.3 million in the first nine months of 2024 and $85.8 million in the first nine months of 2023. The decrease was primarily related to the settlement of the Primary Plan benefit liabilities during the first nine months of 2023, which resulted in the reclassification of the gross actuarial losses associated with the Primary Plan out of accumulated other comprehensive loss during that period.

Segment Operating Results

The Company evaluates segment reporting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operating Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Segment asset information is not provided to the CODM.

The Company believes three operating segments exist. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

The Company’s segment results are as follows:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Net sales:
Nonalcoholic Beverages	$1,751,495	$1,691,060	$5,106,359	$4,951,334
All Other	86,230	93,636	260,930	281,186
Eliminations(1)	(72,073)	(72,268)	(214,068)	(209,618)
Consolidated net sales	$1,765,652	$1,712,428	$5,153,221	$5,022,902

Income from operations:
Nonalcoholic Beverages	$224,072	$217,405	$691,239	$661,395
All Other	2,983	(1,145)	10,362	(5,411)
Consolidated income from operations	$227,055	$216,260	$701,601	$655,984

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

The following tables reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP):

	Third Quarter 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$698,036	$470,981	$227,055	$155,563	$115,624	$13.20
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	68,592	51,652	5.68
Fair value adjustments for commodity derivative instruments(2)	(1,426)	(631)	(795)	(795)	(599)	(0.07)
Total reconciling items	(1,426)	(631)	(795)	67,797	51,053	5.61
Adjusted results (non-GAAP)	$696,610	$470,350	$226,260	$223,360	$166,677	$18.81

	Third Quarter 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$661,550	$445,290	$216,260	$120,984	$92,093	$9.82
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	18,864	14,212	1.51
Fair value adjustments for commodity derivative instruments(2)	25	703	(678)	(678)	(510)	(0.05)
Pension plan settlement expense(3)	—	—	—	77,319	58,225	6.22
Total reconciling items	25	703	(678)	95,505	71,927	7.68
Adjusted results (non-GAAP)	$661,575	$445,993	$215,582	$216,489	$164,020	$17.50

Results for the first nine months of 2023 include one additional selling day compared to the first nine months of 2024. For comparison purposes, the estimated impact of the additional selling day in the first nine months of 2023 has been excluded from our comparable volume results.

	First Nine Months
(in thousands)	2024	2023	Change
Standard physical case volume	263,423	266,821	(1.3)%
Volume related to extra day in fiscal period	—	(923)
Comparable standard physical case volume	263,423	265,898	(0.9)%

	First Nine Months 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,055,305	$1,353,704	$701,601	$610,623	$454,177	$49.71
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	90,877	68,430	7.48
Fair value adjustments for commodity derivative instruments(2)	(1,345)	(420)	(925)	(925)	(697)	(0.08)
Total reconciling items	(1,345)	(420)	(925)	89,952	67,733	7.40
Adjusted results (non-GAAP)	$2,053,960	$1,353,284	$700,676	$700,575	$521,910	$57.11

	First Nine Months 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,957,233	$1,301,249	$655,984	$444,938	$332,539	$35.47
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	86,038	64,787	6.91
Fair value adjustments for commodity derivative instruments(2)	1,517	(2,211)	3,728	3,728	2,807	0.30
Pension plan settlement expense(3)	—	—	—	117,096	88,173	9.41
Total reconciling items	1,517	(2,211)	3,728	206,862	155,767	16.62
Adjusted results (non-GAAP)	$1,958,750	$1,299,038	$659,712	$651,800	$488,306	$52.09

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
(3)This non-cash settlement expense relates to the settlement of the Primary Plan benefit liabilities during the first nine months of 2023.

Financial Condition

Total assets were $5.27 billion as of September 27, 2024, which was an increase of $983.8 million from December 31, 2023. Net working capital, defined as current assets less current liabilities, was $1.53 billion as of September 27, 2024, which was an increase of $916.5 million from December 31, 2023.

Significant changes in net working capital as of September 27, 2024 as compared to December 31, 2023 were as follows:

•An increase in cash and cash equivalents of $600.7 million, primarily as a result of bond proceeds received of $1.20 billion and strong operating performance, partially offset by the payment related to shares repurchased from a subsidiary of The Coca‑Cola Company for an aggregate purchase price of $553.7 million, as further discussed below.
•An increase in short-term investments of $215.0 million, primarily due to the purchase of short-term investments during the first nine months of 2024.

•An increase in accounts receivable from The Coca-Cola Company of $36.5 million, primarily driven by the timing of cash receipts.
•A decrease in accounts payable, trade of $36.6 million, primarily due to the timing of cash payments.
•An increase in accounts payable to The Coca-Cola Company of $89.7 million, primarily due to the timing of cash payments and increases in certain raw material and concentrate input costs, higher payments related to certain marketing programs and increases to our acquisition related sub-bottling payments.
•An increase in other accrued liabilities of $38.7 million, primarily driven by an increase in accrued interest on new debt balances and an increase in the liability related to the acquisition related contingent consideration.
•A decrease in dividends payable of $132.8 million, due to the payment of a special cash dividend during the first nine months of 2024, partially offset by the declaration of approximately $22 million of dividends during the third quarter of 2024 that were not yet paid.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of September 27, 2024, the Company had $1.24 billion in cash and cash equivalents. The Company’s cash equivalent balance consisted predominantly of investments in money market funds and U.S. Treasury securities with maturities of 90 days or less. As of September 27, 2024, the Company had $215.0 million in short-term investments, which consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its long-term debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of these condensed consolidated financial statements.

On May 6, 2024, the Company announced its intention to purchase up to $3.10 billion in value of its Common Stock through both a modified “Dutch auction” tender offer (the “Tender Offer”) for up to $2.00 billion of its Common Stock and a separate share purchase agreement (the “Purchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc., an indirect wholly owned subsidiary of The Coca‑Cola Company (“CCCBI”). On May 20, 2024, the Company launched its offer to purchase, for cash, shares of its Common Stock at prices specified by the tendering stockholders of not less than $850 nor greater than $925 per share, with shares having an aggregate purchase price of no more than $2.00 billion. On June 21, 2024, the Company announced the final results of the Tender Offer, which expired on June 18, 2024. In accordance with the terms and conditions of the Tender Offer, the Company repurchased 14,391.5 shares of its Common Stock at a purchase price of $925 per share, for an aggregate purchase price of $13.3 million, excluding fees and expenses relating to the Tender Offer. The shares repurchased represented 0.2% of the shares of the Company’s Common Stock that were issued and outstanding as of June 18, 2024.

Pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI, the Company agreed to purchase and CCCBI agreed to sell, at the purchase price in the Tender Offer, a number of shares of the Company’s Common Stock (the “Share Repurchase”) such that CCCBI would beneficially own shares of the Company’s Common Stock representing 21.5% of the Company’s total outstanding shares of Common Stock and Class B Common Stock, par value $1.00 per share (“Class B Common Stock”), immediately following the closing of the Share Repurchase (calculated assuming all issued and outstanding shares of Class B Common Stock were converted into Common Stock and taking into account the shares of Common Stock purchased in the Tender Offer). The Share Repurchase was conditioned on, among other things, the completion of the Tender Offer and, in the case of CCCBI’s obligation to close, the purchase price being no less than $925 per share. On July 5, 2024, the Company repurchased and retired 598,619 shares of its Common Stock in the Share Repurchase at a purchase price of $925 per share, for an aggregate purchase price of $553.7 million.

On August 20, 2024, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of the Company’s Common Stock. The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The new share repurchase authorization is discretionary and has no expiration date. As of September 27, 2024, the Company had not repurchased any shares of Common Stock under the new share repurchase program.

The Company’s long-term debt as of September 27, 2024 and December 31, 2023 was as follows:

(in thousands)	Maturity Date	September 27, 2024	December 31, 2023
Senior bonds (the “2025 Senior Bonds”) net of unamortized discount(1)	11/25/2025	$349,990	$349,983
Senior notes	10/10/2026	100,000	100,000
Senior bonds (the “2029 Senior Bonds”) net of unamortized discount(2)(3)	6/1/2029	698,974	—
Revolving credit facility(4)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Senior bonds (the “2034 Senior Bonds”) net of unamortized discount(3)(5)	6/1/2034	499,483	—
Debt issuance costs		(12,665)	(824)
Total long-term debt		$1,785,782	$599,159

(1)The 2025 Senior Bonds were issued at 99.975% of par.
(2)The 2029 Senior Bonds were issued at 99.843% of par.
(3)The 2029 Senior Bonds and the 2034 Senior Bonds were issued in connection with the financing of the Tender Offer and the Share Repurchase, as discussed above.
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

On June 10, 2024, the Company entered into an amended and restated credit agreement (the “Revolving Credit Facility Agreement”), providing for a five-year unsecured revolving credit facility with an aggregate maximum borrowing capacity of $500 million (the “Revolving Credit Facility”), maturing on June 10, 2029. The Revolving Credit Facility Agreement replaced the Company’s previous credit agreement, dated as of July 9, 2021. Subject to obtaining commitments from lenders and satisfying other conditions specified therein, at the Company’s option, the Revolving Credit Facility may be increased by up to $250 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (i) the Base Rate (as defined in the Revolving Credit Facility Agreement) plus an applicable rate or (ii) Term SOFR (as defined in the Revolving Credit Facility Agreement) plus the SOFR Adjustment (as defined in the Revolving Credit Facility Agreement) and an applicable rate, depending on the rating for the Company’s long-term senior unsecured, non-credit-enhanced debt (“Debt Rating”). In addition, the Company must pay a facility fee on the lenders’ aggregate commitments under the Revolving Credit Facility ranging from 0.060% to 0.175% per annum, depending on the Company’s Debt Rating. The Company currently believes all banks participating in the Revolving Credit Facility have the ability to and will meet any funding requests from the Company.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including the Revolving Credit Facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 27, 2024. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding long-term debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s long-term debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of September 27, 2024, the Company’s credit ratings and outlook for its long-term debt were as follows:

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

On August 20, 2024, the Company announced that its Board of Directors had declared an increased quarterly cash dividend of $2.50 per share (up from $0.50 per share) on the Company’s Common Stock and Class B Common Stock, payable on November 8, 2024 to stockholders of record of the Common Stock and the Class B Common Stock as of the close of business on October 25, 2024. The total dividends payable as of September 27, 2024 were approximately $22 million.

We review supplier terms and conditions on an ongoing basis, and we have negotiated payment term extensions in recent years in connection with our efforts to improve cash flow and working capital. Separate from those term extension actions, the Company has an agreement with a third-party financial institution to facilitate a supply chain finance program (“SCF program”), which allows qualifying suppliers to sell their receivables from the Company to the financial institution in order to negotiate shorter payment terms on their outstanding receivable arrangements. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program. See Note 13 to the condensed consolidated financial statements for additional information related to the Company’s SCF program.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
Beginning balance - Level 3 liability	$657,246	$594,389	$669,337	$541,491
Payments of acquisition related contingent consideration	(20,567)	(7,603)	(44,243)	(20,979)
Reclassification to current payables	300	—	(10,400)	(900)
Increase in fair value	68,592	18,864	90,877	86,038
Ending balance - Level 3 liability	$705,571	$605,650	$705,571	$605,650

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Nine Months
(in thousands)	2024	2023
Cash Sources:
Proceeds from bond issuance	$1,200,000	$—
Net cash provided by operating activities(1)	707,893	644,549
Proceeds from the disposal of short-term investments	72,232	—
Proceeds from the sale of property, plant and equipment	425	441
Total cash sources	$1,980,550	$644,990

Cash Uses:
Payments related to share repurchases	$574,009	$—
Additions to property, plant and equipment	287,333	152,260
Purchases of short-term investments	283,488	—
Cash dividends paid	163,733	42,182
Payments of acquisition related contingent consideration	44,243	20,979
Debt issuance fees	15,365	244
Investment in equity method investees	9,794	9,044
Payments on financing lease obligations	1,848	1,712
Total cash uses	$1,379,813	$226,421
Net increase in cash during period	$600,737	$418,569

(1)Net cash provided by operating activities in the first nine months of 2024 included net income tax payments of $171.2 million and pension plan contributions of $2.0 million. Net cash provided by operating activities in the first nine months of 2023 included net income tax payments of $146.5 million and pension plan contributions of $16.3 million.

Cash Flows From Operating Activities

During the first nine months of 2024, cash provided by operating activities was $707.9 million, which was an increase of $63.3 million as compared to the first nine months of 2023. The increase was primarily a result of our strong operating performance during the first nine months of 2024.

Cash Flows From Investing Activities

During the first nine months of 2024, cash used in investing activities was $508.0 million, which was an increase of $347.1 million as compared to the first nine months of 2023. The increase was primarily a result of additions to property, plant and equipment, which were $287.3 million during the first nine months of 2024 and $152.3 million during the first nine months of 2023. There were $34.8 million and $32.4 million of additions to property, plant and equipment accrued in accounts payable, trade as of September 27, 2024 and September 29, 2023, respectively. The Company also had purchases of short-term investments, net of proceeds, of $211.3 million during the first nine months of 2024, as compared to no net activity during the first nine months of 2023.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. During the third quarter of 2024, we purchased our leased Nashville, Tennessee production facility for approximately $56 million. The Company anticipates additions to property, plant and equipment in 2024 will be approximately $350 million. Over the next five years, the Company anticipates additions to property, plant and equipment will be in the range of approximately $250 million to $300 million annually.

Cash Flows From Financing Activities

During the first nine months of 2024, cash provided by financing activities was $400.8 million, as compared to cash used in financing activities of $65.1 million during the first nine months of 2023, a change of $465.9 million. The change was primarily the result of bond proceeds of $1.20 billion, offset by share repurchase and related fee payments of $574.0 million and dividend payments of $163.7 million, during the first nine months of 2024. The dividend payments of $163.7 million during the first nine months of 2024 included a special cash dividend of $16.00 per share, as compared to dividend payments of $42.2 million (including a special cash dividend of $3.00 per share) during the first nine months of 2023.

The Company had cash payments for acquisition related contingent consideration of $44.2 million during the first nine months of 2024 and $21.0 million during the first nine months of 2023. For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

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

	Third Quarter		First Nine Months
(in thousands)	2024	2023	2024	2023
(Decrease) increase in cost of sales	$(1,542)	$786	$(1,472)	$3,770
Increase (decrease) in SD&A expenses	1,267	(403)	1,885	5,226
Net impact	$(275)	$383	$413	$8,996

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of September 27, 2024. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of September 27, 2024, there would be no change to interest expense for the next 12 months.

The Company’s acquisition related contingent consideration liability, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate the Company’s WACC is a component of the discount rate used to calculate the present value of future expected acquisition related sub-bottling payments due under the Company’s comprehensive beverage agreements. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period. The Company estimates a 10-basis point change in the underlying risk-free interest rate used to estimate the Company’s WACC would result in a change of approximately $7 million to the Company’s acquisition related contingent consideration liability.

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

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $3 million as of September 27, 2024.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 2.4% in September 2024, as compared to 3.4% in December 2023 and 6.5% in December 2022. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2024.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Common Stock the Company repurchased during the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 29, 2024 - July 26, 2024	598,619(2)	$925.00	—	$—
July 27, 2024 - August 23, 2024	—	—	—	1,000,000,000
August 24, 2024 - September 27, 2024	—	—	—	1,000,000,000
Total	598,619(2)		—

(1)On August 20, 2024, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of the Company’s Common Stock. The new share repurchase authorization is discretionary and has no expiration date.

(2)On July 5, 2024, the Company repurchased and retired 598,619 shares of its Common Stock from CCCBI, pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI, at a purchase price of $925.00 per share, for an aggregate purchase price of $553.7 million.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
10.1
Amendment No. 4 to Limited Liability Company Agreement of CONA Services LLC, effective as of July 2, 2024, by and among the Company, The Coca-Cola Company, North America Operating Unit, CONA Services LLC and the other bottlers named therein.
Filed herewith.
10.2*	Coca-Cola Consolidated, Inc. Annual Bonus Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.3*	Coca-Cola Consolidated, Inc. Long-Term Retention Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.4*	Coca-Cola Consolidated, Inc. Officer Retention Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.5*	Coca-Cola Consolidated, Inc. Long-Term Performance Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.6*	Coca-Cola Consolidated, Inc. Long-Term Performance Equity Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.7*	Coca-Cola Consolidated, Inc. Supplemental Savings Incentive Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: October 30, 2024	By:	/s/ F. Scott Anthony
F. Scott Anthony Executive Vice President and Chief Financial Officer (Principal Financial Officer of the Registrant)

Date: October 30, 2024	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Senior Vice President, Financial Planning and Chief Accounting Officer (Principal Accounting Officer of the Registrant)