Form 10-K
period 2024-12-31
Coca-Cola Consolidated, Inc.
filed 2025-02-20
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Class	Market Value as of June 28, 2024
Common Stock, par value $l.00 per share	$6,371,812,773
Class B Common Stock, par value $l.00 per share	*
*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time at the option of the holder.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 24, 2025
Common Stock, par value $1.00 per share	7,713,088
Class B Common Stock, par value $1.00 per share	1,004,696
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

COCA‑COLA CONSOLIDATED, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Ownership

As of December 31, 2024, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”), which represented approximately 72% of the total voting power of the Company’s outstanding Common Stock, par value $1.00 per share (“Common Stock”), and Class B Common Stock on a consolidated basis. As of December 31, 2024, The Coca‑Cola Company owned shares of Common Stock representing approximately 7% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock.

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

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies:

Sparkling Beverages		Still Beverages
The Coca-Cola Company Products:
Barqs Root Beer	Fresca	BODYARMOR	Gold Peak
Coca-Cola	Mello Yello	Core Power	Minute Maid
Coca-Cola Cherry	Pibb Xtra	Dasani	POWERade
Coca-Cola Vanilla	Seagrams Ginger Ale	Dunkin’ Coffee	Topo Chico Sabores
Coca-Cola Zero Sugar	Sprite	fairlife	Tum-E Yummies
Diet Coke	Sprite Zero Sugar	glacéau smartwater
Fanta		glacéau vitaminwater
Fanta Zero Sugar

Products Licensed to Us by Other Beverage Companies:
Diet Dr Pepper	Sundrop	Bang Energy	NOS®
Diet Sundrop		Full Throttle	Reign/Reign Storm
Dr Pepper		Monster Energy

Beverage Distribution and Manufacturing Agreements

We have rights to distribute, promote, market and sell certain nonalcoholic beverages of The Coca‑Cola Company pursuant to comprehensive beverage agreements (as amended, collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, LLC (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants. The CBA requires the Company to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. In addition to customary termination and default rights, the CBA requires us to make minimum, ongoing capital expenditures in our distribution business and to meet certain minimum volume requirements, gives The Coca‑Cola Company certain approval and other rights in connection with a sale of the Company or the distribution business of the Company and prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products other than the beverages and beverage products of The Coca‑Cola Company and certain expressly permitted cross-licensed brands without the consent of The Coca-Cola Company.

We also have rights to manufacture, produce and package certain beverages bearing trademarks of The Coca‑Cola Company at our manufacturing plants pursuant to a regional manufacturing agreement (as amended, the “RMA”) with The Coca‑Cola Company entered into on March 31, 2017. We may distribute these beverages for our own account in accordance with the CBA or may sell them to certain other U.S. Coca‑Cola bottlers or to The Coca‑Cola Company in accordance with the RMA. For prices determined pursuant to the RMA, The Coca‑Cola Company unilaterally establishes from time to time the prices, or certain elements of the formulas used to determine the prices, that the Company charges for these sales to certain other U.S. Coca‑Cola bottlers or to The Coca‑Cola Company. The RMA contains provisions similar to those contained in the CBA restricting the sale of the Company or the manufacturing business of the Company, requiring minimum, ongoing capital expenditures in our manufacturing business, prohibiting us from manufacturing any beverages, beverage components or other beverage products other than the beverages and beverage products of The Coca‑Cola Company and certain expressly permitted cross-licensed brands without the consent of The Coca‑Cola Company and allowing for the termination of the RMA.

In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to manufacture and/or distribute certain beverage brands owned by other beverage companies, including Dr Pepper and Monster Energy, pursuant to agreements with such other beverage companies. Our distribution agreements with Dr Pepper permit us to distribute Dr Pepper beverage brands, as well as certain post-mix products of Dr Pepper. Certain of our agreements with Dr Pepper also authorize us to manufacture certain Dr Pepper beverage brands. Our distribution agreements with Monster Energy grant us the rights to distribute certain products offered, packaged and/or marketed by Monster Energy. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks and approved bottles, cans and labels and the sale of imitations or substitutes, as well as provisions for their termination for cause or upon the occurrence of other events defined in these agreements. Sales of beverages under these agreements with other beverage companies represented approximately 15%, 15% and 14% of our total bottle/can sales volume to retail customers in 2024, 2023 and 2022, respectively.

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

National Product Supply Governance Agreement

We are a member of a national product supply group (the “NPSG”), which is composed of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system (collectively with the Company, the “NPSG Members”), pursuant to a national product supply governance agreement (as amended, the “NPSG Agreement”) executed in 2015 with The Coca‑Cola Company and certain other Coca‑Cola bottlers. The stated objectives of the NPSG include, among others, (i) Coca‑Cola system strategic infrastructure investment and divestment planning; (ii) network optimization of plant to distribution center sourcing; and (iii) new product or packaging infrastructure planning.

Under the NPSG Agreement, the NPSG Members established certain governance mechanisms, including a governing board (the “NPSG Board”) composed of representatives of certain NPSG Members. The NPSG Board makes and/or oversees and directs certain key decisions regarding the NPSG. Subject to the terms and conditions of the NPSG Agreement, each NPSG Member is required to comply with certain key decisions made by the NPSG Board, which include decisions regarding strategic infrastructure investment and divestment planning, optimal national product supply sourcing and new product or packaging infrastructure planning. We are also obligated to pay a certain portion of the costs of operating the NPSG.

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

Amended and Restated Ancillary Business Letter

On March 31, 2017, we entered into an amended and restated ancillary business letter (the “Ancillary Business Letter”) with The Coca‑Cola Company, pursuant to which we were granted advance waivers to acquire or develop certain lines of business involving the preparation, distribution, sale, dealing in or otherwise using or handling of certain beverage products that would otherwise be prohibited under the CBA.

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

Markets Served and Facilities

As of December 31, 2024, we served approximately 60 million consumers within our territories, which comprised five principal markets. Certain information regarding each of these markets follows:

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

Raw Materials

In addition to concentrates purchased from The Coca‑Cola Company and other beverage companies for use in our beverage manufacturing, we also purchase sweetener, carbon dioxide, plastic bottles, aluminum cans, closures and other packaging materials, as well as equipment for the distribution, marketing and production of nonalcoholic beverages.

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

We are exposed to price risk on commodities such as aluminum, corn and PET resin (a petroleum- or plant-based product), which affects the cost of raw materials used in the production of our finished products. We both produce and procure these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high-fructose corn syrup used as a product ingredient. Further, we are exposed to commodity price risk on crude oil, which impacts our cost of fuel used in the movement and delivery of our products. We participate in commodity hedging and risk mitigation programs, including programs administered by CCBSS and programs we administer. In addition, other than as discussed above, there are no limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate.

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

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2024	2023
Approximate percent of the Company’s total bottle/can sales volume:
Walmart Inc.(1)	21%	21%
The Kroger Co.(2)	15%	14%
Total approximate percent of the Company’s total bottle/can sales volume	36%	35%

Approximate percent of the Company’s total net sales:
Walmart Inc.(1)	17%	17%
The Kroger Co.(2)	12%	11%
Total approximate percent of the Company’s total net sales	29%	28%

(1)Includes bottle/can sales volume related to the Walmart, Sam’s Club and Walmart Neighborhood Market chains.
(2)Includes bottle/can sales volume related to the Kroger and Harris Teeter chains.

The loss of Walmart Inc. or The Kroger Co. as a customer could have a material adverse effect on the operating and financial results of the Company. No other customer represented greater than 10% of the Company’s total net sales or would impose a material adverse effect on the operating or financial results of the Company should they cease to be a customer of the Company.

New brand and product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent and upcoming introductions include Sprite Chill and Coca-Cola Orange Cream in our Sparkling brands portfolio and Topo Chico Sabores in our Still brands portfolio.

We sell our products primarily in single-use, recyclable bottles and cans in varying package configurations from market to market. For example, there may be up to 25 different packages for Diet Coke within a single geographic area. Total bottle/can sales volume to retail customers during 2024 was approximately 47% bottles and 53% cans.

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

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support the communities we serve is an essential component to the success of our brand and, by extension, our net sales. In light of the Company’s financial performance, distribution territory footprint and future business prospects, in 2024, the Company made cash donations of approximately $53 million to various charities and donor-advised funds. The Company focuses on charities impacting communities throughout our territory in the following areas: Education, Youth Development, Crisis Assistance, Health & Wellness, Veteran & First Responders and Sustainability. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

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

We are required to comply with a variety of U.S. laws and regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Occupational Safety and Health Act; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Robinson-Patman Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Motor Carrier Safety Act; the Lanham Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act; and laws and regulations restricting the sale of certain of our products in schools.

As a manufacturer, distributor and seller of beverage products of The Coca‑Cola Company and other beverage companies in exclusive geographic territories, we are subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers, such as us, are permitted to have exclusive rights to manufacture, distribute and sell soft drink products in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. We believe such competition exists in each of the exclusive geographic territories in the United States in which we operate.

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

Certain jurisdictions in which our products are sold have imposed, or are considering imposing, taxes, labeling requirements or other limitations on, or regulations pertaining to, the sale of certain of our products or ingredients contained in, or attributes of, our products or commodities used in the manufacture of our products, including certain of our products that contain added sugars or sodium, exceed a specified caloric count or include specified ingredients such as caffeine or high-fructose corn syrup. It has also been proposed that the federal government enact policies through agencies such as the United States Department of Health and Human Services that would ban or restrict the usage of certain ingredients used in the manufacture of the products that we sell. Restrictive policies, if widely enacted, could have an adverse impact on our products, input costs, sales and reputation.

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of proposed legislation that would impose fees or taxes on various types of containers that are used in our business, implement new recycling regulations and the reduction of single-use plastics and place the onus on plastic suppliers to identify recycling solutions. We are not currently impacted by the policies in such proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our distribution territories in the future.

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

Human Capital Resources

At Coca-Cola Consolidated, our teammates are the heart of our business and the key to our success. As of December 31, 2024, we employed approximately 17,000 employees which we refer to as “teammates,” of which approximately 15,000 were full-time and approximately 2,000 were part-time. Approximately 15% of our workforce is covered by collective bargaining agreements. While the number of collective bargaining agreements that will expire in any given year varies, we have been successful in the past in negotiating renewals to expiring agreements without any material disruption to our operations, and management considers teammate relations to be good.

Purpose and Culture

We believe a strong and clear purpose is the foundation to a strong culture and critical to the long-term success of the business. At Coca‑Cola Consolidated, we strive to fulfill our Purpose – To honor God in all we do, to serve others, to pursue excellence and to grow profitably. As a waypoint to help guide us along this journey is our Operating Destination – One Coca‑Cola Consolidated Team, consistently generating strong cash flow, while empowering the next generation of diverse servant leaders. At the core of our culture is a focus on service. We want teammates to recognize and embrace a passion for serving each other along with our consumers, our customers and our communities. Through our Coke Cares program, we provide opportunities for our teammates to be involved in stewardship, charitable and community activities as a way to serve our communities. We aim to fulfill our Employee Value Promise, ensuring that every day, our teammates feel Supported, Inspired, Rewarded, Developed, Empowered and Connected.

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

We are a learning organization committed to the goal of continuous improvement and the development of our teams and teammates. To empower our teammates to unlock their potential, we offer a wide range of learning experiences and resources. Our teammate onboarding experiences involve online learning, job-specific training and on-the-job development to learn about our Company, our products and our industry. Job-specific training includes activity-based classes that focus on how teammates can safely and efficiently sell, merchandise and display our products. After onboarding, our teammates may participate in numerous learning experiences offered by the Company to help them develop and improve their skills and capabilities to advance in their careers, including at one of our six dedicated experiential learning centers where teammates can develop and grow their skills through a hands-on experience. We provide a leadership program designed to challenge and grow our future servant leaders through a series of learning experiences, including on-the-job training, mentorship, peer coaching and formal leadership courses. This program focuses on developing leadership skills, building cohesive teams and strengthening business acumen to prepare teammates for a leadership position at Coca‑Cola Consolidated. The Company also sponsors a scholarship program intended to support eligible teammates and their immediate family members in pursuing additional educational opportunities, including a two- or four-year college degree, license or certification, and to promote personal development and growth.

An important part of attracting and retaining top talent is teammate satisfaction, and we conduct an annual engagement survey administered and analyzed by an independent third party to assess teammate satisfaction and engagement and the effectiveness of our teammate development and compensation programs. In 2024, 82% of our teammates participated in the survey. This survey provides valuable insight to our leaders about how our teammates experience the Company and how we can better serve them and improve job performance, satisfaction and retention. Our executive officers review the survey results and develop and implement specific action plans to address key areas of opportunity. Additionally, leaders across our Company discuss the results with local managers to develop additional action plans to best address teammate feedback in different market units and functional areas.

Health and Safety

One of our top priorities is protecting the health and safety of our teammates. We are committed to operating in a safe, secure and responsible manner for the benefit of our consumers, customers, teammates and communities. We sponsor a number of programs and initiatives designed to reduce the frequency and severity of workplace injuries, incidents, risks and hazards, including safety committees, Company policies and procedures, coaching and training, and awareness through leadership engagement and messaging. Additionally, the Company employs a Health & Wellness Director to further promote the overall physical, mental and emotional well-being of our teammates.

Diversity

As a part of Our Purpose, we strive to cultivate diversity in our workforce and believe teammates with different backgrounds, experiences and viewpoints bring value to our organization. We have a task force composed of teammates from across the organization and led by our President and Chief Operating Officer with a focus on cultivating diversity at Coca‑Cola Consolidated. This task force developed a framework focused on four pillars – communication, accountability, empowerment and partnerships. The task force and resource groups across our organization strive to enhance Company-wide engagement and provide opportunities for teammates to discuss and develop initiatives to support our framework.

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

Risks Related to Our Business

The Company’s business and results of operations may be adversely affected by increased costs or disruption, unavailability or shortages of raw materials, fuel and other supplies.

Raw material costs, including the costs for plastic bottles, aluminum cans, PET resin, carbon dioxide and high-fructose corn syrup, are subject to significant price volatility, which may be worsened by periods of increased demand, supply constraints or high inflation. International or domestic geopolitical or other events, including pandemics, armed conflict or the imposition of tariffs and/or quotas by the U.S. government on any of these raw materials, could adversely impact the supply and cost of these raw materials to the Company or render them unavailable at commercially favorable terms or at all. In addition, there are few limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s results of operations and profitability could be adversely affected.

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

The Company continues to make significant reinvestments in its business to evolve its operating model and to accommodate future growth and portfolio expansion, including supply chain optimization. The increased costs associated with these reinvestments, the potential for disruption in manufacturing and distribution and the risk the Company may not realize a satisfactory return on its investments could adversely affect the Company’s business, financial condition or results of operations.

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

The Company’s success depends on its ability to maintain consumer confidence in the safety and quality of its products. The Company has rigorous product safety and quality standards. However, if beverage products taken to market are or become contaminated or adulterated, the Company may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause its business and reputation to suffer.

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

Changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients, recycling, sustainability and product safety, could reduce demand for the Company’s products and reduce profitability.

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

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, the Company is aware of proposed legislation that would impose fees or taxes on various types of containers that are used in its business, implement new recycling regulations and the reduction of single-use plastics and place the onus on plastic suppliers to identify recycling solutions. The Company is not currently impacted by the policies in such proposed legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within its distribution territories in the future which could adversely impact bottle/can sales. Additionally, legislative priorities for increased recycled content in packaging could adversely impact our margins due to increased demand for such materials. It is also possible that the Company could be a named party in a lawsuit related to the environmental impact of plastics or littering. Any such lawsuit could subject us to liability or damage the reputation of the Company, which could adversely affect the Company’s profitability.

Concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners or ingredients in energy drinks, could result in additional governmental regulations concerning the production, marketing, labeling or availability of the Company’s products or the ingredients in such products, possible new taxes or negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry. It has also been proposed that the federal government enact policies through agencies such as the United States Department of Health and Human Services that would ban or restrict the usage of certain ingredients used in the manufacture of the products that we sell. Any such government actions could damage the reputation of the Company or reduce demand for the Company’s products, which could adversely affect the Company’s profitability.

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

In addition, The Coca‑Cola Company and other beverage companies have their own external advertising campaigns, marketing spending and product innovation programs, which directly impact the Company’s operations. Decreases in advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public, could adversely impact the sales volume growth and profitability of the Company. While the Company does not believe there will be significant changes in the level of external advertising and marketing spending by The Coca‑Cola Company and other beverage companies, there can be no assurance the historic levels will continue or that advertising campaigns will be positively perceived by the public. The Company’s sales volume growth is also dependent on product innovation by The Coca‑Cola Company and other beverage companies, and their ability to develop and introduce products that meet consumer preferences.

The Company is a participant in several Coca‑Cola system governance entities, and decisions made by these governance entities may be different than decisions that would have been made by the Company individually. Any failure of these governance entities to function efficiently or in the best interest of the Company and any failure or delay of the Company to receive anticipated benefits from these governance entities could adversely affect the Company’s business, financial condition and results of operations.

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

The Company is also a member of the NPSG, which is composed of The Coca‑Cola Company, the Company and certain other Coca‑Cola bottlers who are regional producing bottlers in The Coca‑Cola Company’s national product supply system. Subject to the terms and conditions of the NPSG Agreement, the Company is required to comply with certain key decisions made by the NPSG Board, which include decisions regarding strategic infrastructure investment and divestment planning, optimal national product supply sourcing and new product or packaging infrastructure planning. Although the Company has a representative on the NPSG Board, the Company cannot exercise sole decision-making authority relating to the decisions of the NPSG Board, and the interests of other members of the NPSG Board may diverge from those of the Company. Any such divergence could have a material adverse effect on the operating and financial results of the Company.

Provisions in certain of our material agreements, including the CBA and the RMA with The Coca‑Cola Company, could delay or prevent a change in control of the Company or a sale of the Company’s Coca‑Cola distribution or manufacturing businesses.

Provisions in certain of our material agreements, including the CBA and the RMA, could discourage potential acquirors of the Company. For instance, both the CBA and the RMA require the Company to obtain The Coca‑Cola Company’s prior approval of a potential buyer of the Company’s Coca‑Cola distribution or manufacturing businesses, which could delay or prevent a change in control of the Company or the Company’s ability to sell such businesses. The Company can obtain a list of pre-approved third-party buyers from The Coca‑Cola Company annually. In addition, the Company can seek buyer-specific approval from The Coca‑Cola Company upon receipt of a third-party offer to purchase the Company or its Coca‑Cola distribution or manufacturing businesses. Additionally, the instruments that govern our public bonds contain provisions that give the holders of those bonds a right to require us to purchase those bonds in the event of a change in control. Other of our commercial arrangements may also be terminated in the event of a change in control. If a change in control or sale of one of our businesses is delayed or prevented by the provisions of our material agreements, the market price of the Common Stock could be negatively affected.

The concentration of the Company’s capital stock ownership with our Chairman and Chief Executive Officer limits other stockholders’ ability to influence corporate matters.

As of December 31, 2024, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of Class B Common Stock, which represented approximately 72% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. Mr. Harrison also has the right to acquire 292,386 shares of Class B Common Stock from the Company in exchange for an equivalent number of shares of Common Stock. In the event of such an exchange, Mr. Harrison would control 1,296,780 shares of Class B Common Stock, which would represent approximately 78% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. Furthermore, Mr. Harrison and another member of the Harrison family serve on the Company’s Board of Directors. As a result, Mr. Harrison has the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership could have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price or limit other stockholders’ ability to influence corporate matters, which could result in the Company making decisions that stockholders outside the Harrison family may not view as beneficial.

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

The Company’s acquisition related contingent consideration liability, which totaled $654.2 million as of December 31, 2024, consists of the estimated amounts due to The Coca‑Cola Company as acquisition related sub-bottling payments under the CBA with The Coca‑Cola Company and CCR over the useful life of the related distribution rights. Changes in business conditions or other events could materially change both the future cash flow projections and the estimated weighted average cost of capital (“WACC”) used in the calculation of the fair value of contingent consideration under the CBA. These changes could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

General Risk Factors

Technology failures or cyberattacks on the Company’s information technology systems or the Company’s effective response to technology failures or cyberattacks on its third-party service providers’, business partners’, customers’, suppliers’ or other third parties’ information technology systems could disrupt the Company’s operations and negatively impact the Company’s reputation, business, financial condition or results of operations.

The Company increasingly relies on information technology systems to process, transmit and store electronic information. The Company’s information technology systems are vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, power outages, computer and telecommunications failures, computer viruses, other malicious computer programs and cyberattacks, denial-of-service attacks, security breaches, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, usage errors by employees and other security issues. In addition, third-party providers of data hosting or cloud services, as well as other vendors, customers and suppliers, are vulnerable to cybersecurity incidents involving data the Company shares with them or data systems the Company relies on. While incidents at our third-party service providers have not materially impacted our business operations, one or more of these incidents could significantly impact the Company in the future.

The Company depends heavily upon the efficient operation of technological resources and a failure in these information technology systems or controls could negatively impact the Company’s business, financial condition or results of operations. In addition, the Company continuously upgrades and updates current technology or installs new technology. In order to address risks to its information technology systems, the Company continues to monitor networks and systems, to upgrade security policies and to train its employees, and it requires third-party service providers and business partners, customers, suppliers and other third parties to do the same. The inability to implement upgrades, updates or installations in a timely manner, to train employees effectively in the use of new or updated technology or to obtain the anticipated benefits of the Company’s technology could adversely impact the Company’s business, financial condition, results of operations or profitability. Additionally, the failure of the Company to successfully migrate key data to new systems could lead to data integrity issues, service interruptions or delays and other increased costs that could adversely impact the Company’s business, financial condition or results of operations.

The Company has technology security initiatives and disaster recovery plans in place to mitigate its risk to these vulnerabilities. However, these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted. If the Company’s information technology systems, or those of its third-party service providers or business partners, are damaged, breached or cease to function properly, the Company may incur significant costs and require other resources to mitigate, upgrade, repair or replace them, and the Company may suffer interruptions in its business operations, resulting in lost revenues and potential delays in reporting its financial results.

Further, misuse, leakage or falsification of the Company’s information could result in violations of data privacy laws and regulations and damage the reputation and credibility of the Company. The Company may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company, current or former employees, bottling partners, other customers, suppliers or consumers and may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information technology systems, including liability for stolen information, increased cybersecurity protection costs, litigation expense and increased insurance premiums.

The Company’s financial condition can be impacted by the stability of the general economy.

Unfavorable changes in general economic conditions or in the geographic markets in which the Company does business may have the effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Periods of sustained high inflation may have adverse impacts on demand for the Company’s products and on the Company’s ability to sustain margins due to higher input costs. In addition, efforts by the government to curb inflation may cause a general economic slowdown. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of collectability of certain accounts. Each of these factors could adversely affect the Company’s overall business, financial condition and results of operations.

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

Changes in trade policies, including the imposition of, or increase in, tariffs on imported goods, could negatively affect our business.

Our business operations are subject to the impact of trade policies, including the imposition of tariffs, trade restrictions and duties on imported goods used within our supply chain to produce our products. Certain trade restrictions or the imposition of, or increases in, tariffs on imported goods could increase the cost to produce our products and, to the extent these costs are passed along to consumers, could make our products less affordable, which may negatively impact our net sales and profitability. Further, the imposition of so-called “across-the-board” tariffs has the potential to substantially reduce overall levels of aggregate demand within the U.S. economy, which could reduce consumer demand for the products which we offer or the financial stability of our customers.

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

The Company’s largest customers, Walmart Inc. and The Kroger Co., accounted for approximately 36% of the Company’s 2024 total bottle/can sales volume to retail customers and approximately 29% of the Company’s 2024 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Walmart Inc. or The Kroger Co. as a customer could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

Further, the suppliers of certain inputs of the Company’s key products, particularly plastic bottles and aluminum cans, are highly concentrated. This concentration could have an adverse effect on the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively low in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials and in its manufacture of finished goods. Because some of the limited number of suppliers are located outside the United States, disruptions to the supply chain or tariffs levied on the inputs we purchase may increase input costs.

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

As of December 31, 2024, the Company had $1.79 billion of debt outstanding. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by limiting the Company’s ability to, and/or increasing its cost to, access credit markets for working capital, capital expenditures and other general corporate purposes; increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and exposing the Company to increased risk that the Company will not be able to refinance the principal amount of debt as it becomes due or that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

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

In assessing the Company’s credit strength, credit rating agencies consider the Company’s capital structure, financial policies, consolidated balance sheet and other financial information and may also consider financial information of other bottling and beverage companies. The Company’s credit ratings could be significantly impacted by the Company’s operating performance, changes in the methodologies used by rating agencies to assess the Company’s credit ratings, changes in The Coca‑Cola Company’s credit ratings and the rating agencies’ perception of the impact of credit market conditions on the Company’s current or future financial performance. Lower credit ratings could significantly increase the Company’s borrowing costs or adversely affect the Company’s ability to obtain additional financing at acceptable interest rates or to refinance existing debt.

Failure to attract, train and retain qualified employees while controlling labor costs and other labor issues could have an adverse effect on the Company’s reputation, business, financial condition and results of operations or profitability.

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

There is concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns and an increase in the frequency or duration of extreme weather and climate events. These changes could adversely impact some of the Company’s facilities, the availability and cost of key raw materials used by the Company in production or the demand for the Company’s products. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require the Company to make additional investments in facilities and equipment. In addition, federal, state or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change, which could directly or indirectly adversely affect the Company’s business, require additional investments or increase the cost of raw materials, fuel, ingredients and water. As a result, the effects of climate change could have a long-term adverse impact on the Company’s business and results of operations.

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

As part of planning for any suspected cybersecurity incident, the CIRT has developed certain incident response strategies to help collect and preserve forensic data, to mitigate the threat and to perform other activities to restore systems to normal operation. These strategies include many of the practices recommended by the United States Department of Homeland Security’s Industrial Control Systems Computer Emergency Response Team. In addressing and resolving a significant cybersecurity incident, the Company may engage external experts in relevant fields, such as legal or forensic services, as needed. The Company also has a process whereby the Chief Information Officer (the “CIO”) periodically meets with and assesses third-party service providers in order to help ensure the Company is made aware of any potential material cybersecurity threats or incidents in a timely manner. The Company’s largest external service provider is CONA, as further discussed in “Item 1A. Risk Factors” of this report.

During 2024, there were no identified cybersecurity risks or threats, including as a result of previous cybersecurity incidents, that had, or were reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. While we maintain cybersecurity insurance, the costs related to cybersecurity incidents or disruptions may not be fully insured. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Governance

The Information Security Director, who reports to the CIO, is responsible for establishing basic policies and procedures related to cybersecurity. The Information Security Director is also responsible for selecting the CIRT and the CIC to lead the response to each incident. Established policies and procedures are employed by the CIRT in planning and executing a response to a cybersecurity incident. The CIO and the Information Security Director have over 56 combined years of information technology and program management experience and have served over 32 combined years in the Company’s corporate information security organization. They are familiar with the Company’s cybersecurity landscape, risks and best practices for mitigation of those risks identified.

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

Item 2.Properties.

As of January 24, 2025, the principal properties of the Company included its corporate headquarters, subsidiary headquarters, 60 distribution centers and 10 manufacturing plants. The Company owns 47 distribution centers and all 10 manufacturing plants, and leases its corporate headquarters, subsidiary headquarters, and 13 distribution centers.

During 2024, the Company purchased its Nashville, Tennessee production facility, which was previously leased, for approximately $56 million.

Following is a summary of the Company’s manufacturing plants and certain other properties:

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Distribution Center/Manufacturing Plant Combination(1)	Charlotte, NC	650,000	Owned	—
Distribution Center	Whitestown, IN	415,000	Owned	—
Manufacturing Plant	Indianapolis, IN	400,000	Owned	—
Warehouse	Charlotte, NC	380,000	Leased	2028
Manufacturing Plant	Cincinnati, OH	368,000	Owned	—
Warehouse	Chester, VA	353,000	Leased	2028
Manufacturing Plant	Sandston, VA	326,000	Owned	—
Manufacturing Plant	West Memphis, AR	326,000	Owned	—
Manufacturing Plant	Roanoke, VA	310,000	Owned	—
Distribution Center	Erlanger, KY	301,000	Leased	2034
Distribution Center	Louisville, KY	300,000	Leased	2030
Manufacturing Plant	Twinsburg, OH	287,000	Owned	—
Warehouse	Hanover, MD	278,000	Leased	2027
Distribution Center	Hanover, MD	276,000	Leased	2034
Distribution Center	Memphis, TN	266,000	Leased	2030
Distribution Center	Clayton, NC	233,000	Leased	2026
Manufacturing Plant	Nashville, TN	220,000	Owned	—
Distribution Center	La Vergne, TN	220,000	Leased	2026
Distribution Center	Sandston, VA	210,000	Owned	—
Corporate Headquarters(2)(3)	Charlotte, NC	172,000	Leased	2029
Manufacturing Plant	Baltimore, MD	155,000	Owned	—
Distribution Center(4)	Columbus, OH	124,000	Owned	—
Manufacturing Plant	Silver Spring, MD	104,000	Owned	—

(1)Includes a 535,000-square foot manufacturing plant and an adjacent 115,000-square foot distribution center.
(2)Includes two adjacent buildings totaling approximately 172,000 square feet.
(3)The lease for this facility is with a related party.
(4)In February 2025, this facility will be replaced with a new distribution center totaling approximately 430,000 square feet.

The Company believes all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted. The Company has production capacity to meet its current operational requirements. For the fiscal year ended December 31, 2024, the aggregate utilization rate of the Company’s manufacturing plants, which fluctuates with the seasonality of the business, was approximately 89%. The estimated utilization is based on actual production divided by capacity, based on an expected operation rate of six days per week and 20 hours per day.

In addition to the facilities noted above, the Company utilizes a portion of the production capacity from the 261,000-square foot manufacturing plant owned by SAC, a manufacturing cooperative located in Bishopville, South Carolina.

The Company’s products are generally transported to distribution centers for storage pending sale. There were no changes to the number of distribution centers by market area between December 31, 2024 and January 24, 2025.

As of January 24, 2025, the Company owned and operated approximately 4,600 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 3,000 were route delivery trucks. In addition, the Company owned approximately 441,000 beverage dispensing and vending machines for the sale of beverage products in the Company’s territories as of January 24, 2025.

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

Information About Our Executive Officers

The following is a description of the names and ages of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each such person’s principal occupation or employment during at least the past five years. Each executive officer of the Company is elected by the Board of Directors and holds office from the date of election until thereafter removed by the Board.

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	70
David M. Katz	President and Chief Operating Officer	56
F. Scott Anthony	Executive Vice President and Chief Financial Officer	61
Matthew J. Blickley	Senior Vice President, Financial Planning and Chief Accounting Officer	43
Robert G. Chambless	Executive Vice President, Franchise Beverage Operations	59
Donell W. Etheridge	Executive Vice President, Product Supply Operations	56
Morgan H. Everett	Vice Chair of the Board of Directors	43
E. Beauregarde Fisher III	Executive Vice President, General Counsel and Secretary	56
Christine A. Motherwell	Senior Vice President, Human Resources	46
N. Brent Tollison	Senior Vice President, Public Affairs, Communications, Community, and Sustainability	51

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

Mr. F. Scott Anthony was elected Executive Vice President and Chief Financial Officer of the Company in December 2018. Prior to that, he served as Senior Vice President, Treasurer of the Company from November 2018 to December 2018. Before joining the Company, Mr. Anthony served as Executive Vice President, Chief Financial Officer of Ventura Foods, LLC, a privately held food solutions company, from April 2011 to September 2018. Previously, Mr. Anthony spent 21 years with CCE, a distributor, marketer and manufacturer of nonalcoholic beverages primarily for The Coca‑Cola Company, in a variety of roles, including Vice President, Chief Financial Officer of CCE’s North America division, Vice President, Investor Relations & Planning, and Director, Acquisitions & Investor Relations. Mr. Anthony has notified the Company that he will retire, effective March 31, 2025. Following his retirement, Mr. Anthony is expected to serve as a consultant to the Company to assist with various matters related to the transition of his responsibilities.

Mr. Matthew J. Blickley was elected Senior Vice President, Financial Planning and Chief Accounting Officer of the Company in July 2020, effective August 2020. In January 2025, Mr. Blickley was elected Executive Vice President and Chief Financial Officer of the Company, effective April 1, 2025. Mr. Blickley will continue to serve as the Company’s Chief Accounting Officer. Mr. Blickley served as Vice President, Financial Planning and Analysis of the Company from April 2018 to August 2020, as Senior Director, Financial Planning and Analysis of the Company from April 2016 to March 2018 and as Corporate Controller of the Company from November 2014 to March 2016. Before joining the Company, Mr. Blickley was with Family Dollar Stores, Inc., an operator of general merchandise retail discount stores, from January 2011 to November 2014, where he served in various senior financial roles, including Divisional Vice President, Financial Planning & Analysis and Director, Financial Reporting. Mr. Blickley is a certified public accountant and began his career with PricewaterhouseCoopers LLP in 2004 where he advanced from Audit Associate to Audit Manager during his more than six years with that firm.

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

The Company’s Board of Directors determines the amount and frequency of dividends declared and paid by the Company in light of the earnings and financial condition of the Company at such time. On August 20, 2024, the Company announced that its Board of Directors had approved an increase in the regular quarterly cash dividend from $0.50 per share to $2.50 per share on the Common Stock and the Class B Common Stock. Although the Company has historically paid quarterly cash dividends, no assurance can be given that dividends will be declared or paid in the future.

As of January 24, 2025, the number of stockholders of record of the Common Stock and the Class B Common Stock was 1,123 and six, respectively.

The following table sets forth information about the shares of Common Stock the Company repurchased during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 28, 2024 - October 25, 2024	—	$—	—	$1,000,000,000
October 26, 2024 - November 22, 2024	42,895	1,203.89	42,895	948,359,036
November 23, 2024 - December 31, 2024	—	—	—	948,359,036
Total	42,895		42,895

(1)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The share repurchase authorization is discretionary and has no expiration date.

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 29, 2019 and ending December 31, 2024. The peer group is composed of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company and PepsiCo, Inc.

The previous peer group was composed of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company, Primo Water Corporation (f/k/a Cott Corporation) and PepsiCo, Inc. Primo Water Corporation is no longer in the peer group due to its merger with BlueTriton Brands, Inc. effective November 11, 2024, which resulted in the formation of a new company, Primo Brands Corporation.

The graph assumes $100 was invested in the Common Stock, the Standard & Poor’s 500 Index and each of the companies within the peer group at market close on the last trading day for the fiscal year ended December 29, 2019, and that all dividends were reinvested. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Coca-Cola Consolidated, Inc., the S&P 500 Index and a Peer Group

$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$447.02
$322.05
$212.36
$176.08
$197.02
$152.39
$157.59
$124.79
$107.23
$118.40
$91.05
$124.18
$133.81
$128.64
$129.61
12/29/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Coca-Cola Consolidated, Inc.
S&P 500
Peer Group

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

The periods presented are the fiscal years ended December 31, 2024 (“2024”) and December 31, 2023 (“2023”). Information concerning the fiscal year ended December 31, 2022 (“2022”) and a comparison of 2023 and 2022 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2023, filed with the SEC on February 21, 2024.

The Company manages its business on the basis of three operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

Executive Summary

Net sales increased 3.7% to $6.90 billion in 2024, with standard physical case volume down 0.6% when compared to the prior year. In the second quarter of 2024, we shifted the distribution of casepack Dasani water sold in Walmart stores to a non-direct store delivery (“DSD”) method of distribution. As a result, these cases are not included in our 2024 reported case volume. The impact of this distribution change reduced our reported case volume by 0.8% for the fiscal year. Sparkling and Still net sales increased 5.5% and 3.6%, respectively, compared to 2023. The net sales improvement was driven by the continued strength in Sparkling volume growth and pricing actions taken at the beginning of 2024. In addition, several brands within our Still portfolio, including Monster, Powerade and smartwater, had strong volume performance, which also fueled the overall growth in net sales in 2024. Lastly, sales to our large retail customers, including club and value stores, outpaced other selling channels as consumer demand for multi-serve, value-oriented packages remained strong throughout the year.

Gross profit in 2024 increased $154.5 million, or 5.9%, while gross margin increased 80 basis points to 39.9%. The improvement in gross profit resulted primarily from higher prices for our products and a continued moderation of costs on certain commodities. Compared to 2023, gross margin also benefited from the increased mix of Sparkling beverages, which generally carry higher gross margins than Still products.

Selling, delivery and administrative (“SD&A”) expenses in 2024 increased $68.6 million, or 3.9%. SD&A expenses as a percentage of net sales in 2024 increased 10 basis points to 26.6% as compared to 2023. The increase in SD&A expenses related primarily to annual wage and benefits adjustments.

Income from operations in 2024 increased $85.9 million to $920.4 million and net income in 2024 increased $224.8 million to $633.1 million, as compared to 2023. The Company’s income tax expense increased $74.4 million to $223.5 million in 2024, as compared to $149.1 million in 2023, primarily as a result of higher income before taxes. Net income in the prior year was adversely impacted by the settlement of our primary pension plan benefit liabilities, which resulted in a non-cash charge of $112.8 million in 2023. Additionally, net income for both 2024 and 2023 was adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, driven by changes in the discount rate and future cash flow projections used to compute the fair value of the liability.

Cash flows from operations for 2024 were $876.4 million, compared to $810.7 million for 2023. Cash flows from operations reflected our strong operating performance during 2024. In 2024, we invested $371.0 million in capital expenditures as we continue to enhance our supply chain and invest for future growth.

Areas of Emphasis

Key priorities for the Company include executing our commercial strategy, executing our revenue management strategy, optimizing our supply chain, generating cash flow, determining the optimal route to market and creating and maintaining a digitally enabled selling platform.

Commercial Execution: Our success is dependent on our ability to execute our commercial strategy within our customers’ stores. Our ability to obtain shelf space within stores and remain in-stock across our portfolio of brands and packages in a profitable manner will have a significant impact on our results. We are focused on execution at every step in our supply chain, including raw material and finished product procurement, manufacturing conversion, transportation, warehousing and distribution, to ensure in-store execution can occur. We continue to invest in tools and technology to enable our teammates to operate more effectively and efficiently with our customers and to drive long-term value in our business. We also continue to focus on opportunities to enhance the customer experience by adapting to changes in our customer landscape, enabling operational flexibility and focusing on customer service.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company undertook significant capital expenditures to optimize our supply chain and to invest for future growth during 2024, and expects to continue to make significant investments during fiscal year 2025. During 2024, we purchased our Nashville, Tennessee production facility, which was previously leased, for approximately $56 million. Over the past five years, the Company made capital expenditures of approximately $200 million related to fleet, $125 million related to automation and $470 million related to supply chain improvements.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability, prudently manage capital expenditures and enhance capital returns to our stockholders. We believe strengthening our balance sheet gives us the flexibility to make optimal capital allocation decisions for long-term value creation. We have and expect to continue to return value to our stockholders.

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territory. DSD is our preferred and primary route to market. Our typical DSD method uses Company-owned vehicles and warehouses, but we increasingly shifted to alternative methods of distribution in 2024 as compared to 2023. For example, in instances of post-mix delivery for use in fountain machines, we have shifted and continue to shift our delivery method towards alternative distributors in order to enhance profitability and customer service. In instances of bottle/can delivery, we have shifted certain products for certain customers and channels of business to alternative routes to market. These alternative routes to market include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company. During 2024, nearly two-thirds of our post-mix gallons and less than 10% of our bottle/can volume was delivered through alternative routes to market. We expect to continue to use alternative methods of distribution to deliver post-mix and bottle/can products in future years and, where beneficial, to seek out additional opportunities to shift to alternative methods of distribution.

Digitally Enabled Selling Platform: Through our investment in CONA, we, along with other Coca-Cola bottlers, have built a digitally enabled selling platform called MyCoke that we believe has and will continue to enable us to better serve our customers. This platform creates a more seamless order and payment platform for certain customers and we expect this platform will continue to enable us to enhance customer service and create more selling opportunities for our teammates. This platform is currently targeted to certain on-premise and small store customers.

Results of Operations

The Company’s results of operations for 2024 and 2023 are highlighted in the table below and discussed in the following paragraphs.

	Fiscal Year
(in thousands)	2024	2023	Change
Net sales	$6,899,716	$6,653,858	$245,858
Cost of sales	4,146,537	4,055,147	91,390
Gross profit	2,753,179	2,598,711	154,468
Selling, delivery and administrative expenses	1,832,829	1,764,260	68,569
Income from operations	920,350	834,451	85,899
Interest expense (income), net	1,848	(918)	2,766
Mark-to-market on acquisition related contingent consideration	59,166	159,354	(100,188)
Pension plan settlement expense	—	112,796	(112,796)
Other expense, net	2,682	5,738	(3,056)
Income before taxes	856,654	557,481	299,173
Income tax expense	223,529	149,106	74,423
Net income	633,125	408,375	224,750
Other comprehensive income, net of tax	6,161	80,561	(74,400)
Comprehensive income	$639,286	$488,936	$150,350

Net Sales

Net sales increased $245.9 million, or 3.7%, to $6.90 billion in 2024, as compared to $6.65 billion in 2023. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $250 million.

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2024	2023	% Change
Bottle/can sales:
Sparkling beverages	$4,106,073	$3,892,133	5.5%
Still beverages	2,227,243	2,149,639	3.6%
Total bottle/can sales	6,333,316	6,041,772	4.8%

Other sales:
Sales to other Coca‑Cola bottlers	345,586	353,819	(2.3)%
Post-mix sales and other	220,814	258,267	(14.5)%
Total other sales	566,400	612,086	(7.5)%

Total net sales	$6,899,716	$6,653,858	3.7%

The decline in post-mix sales and other in 2024 as compared to 2023 was related primarily to a shift in how we deliver post-mix products to our customers in order to enhance profitability and customer service. During 2024, the Company shifted to a broader use of alternative distributors, rather than Company-owned vehicles and warehouses, to deliver post-mix products to customers in our territory. We receive a fee from our brand partners on these post-mix gallons delivered to locally managed customers in our territory, which is recorded as a reduction to cost of sales. This transition has occurred over the past several years and accelerated throughout 2024. Nearly two-thirds of the post-mix gallons sold to local customers in our franchise territory in 2024 were delivered using these alternative methods of distribution. We expect to continue to shift to a broader use of alternative distributors to deliver post-mix products to customers in our territory in future years.

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Fiscal Year
(in thousands)	2024	2023	% Change
Bottle/can sales volume:
Sparkling beverages	266,686	263,872	1.1%
Still beverages	86,417	91,495	(5.6)%
Total bottle/can sales volume	353,103	355,367	(0.6)%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, respond to customer demands and increase profitability, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than through Company-owned vehicles and warehouses. We have shifted the distribution of casepack Dasani water sold in Walmart stores to a non-DSD method of distribution. As a result, these cases are not included in our 2024 reported case sales. The impact of this distribution change reduced our reported case sales by 0.8% during 2024.

As a result of not physically delivering the product, the sales volume delivered using these alternative methods of distribution is not reflected in our volume metrics. However, because we have the exclusive distribution rights for nonalcoholic beverages within our franchise territory, we receive fees from our brand partners for the delivery of qualified product in our territory. These fees are reported in net sales. Changes in the delivery of our products to our customers impacted our reported volume and net sales in 2024 as compared to 2023 as we accelerated the transition of bottle/can sales volume to alternative methods of distribution. Less than 10% of the bottle/can volume sold in our franchise territory in 2024 was delivered using these alternative methods of distribution. We expect to continue to use alternative methods of distribution to deliver bottle/can products in future years and, where beneficial, to seek out additional opportunities to shift to alternative methods of distribution.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	Fiscal Year
	2024	2023
Approximate percent of the Company’s total bottle/can sales volume:
Walmart Inc.(1)	21%	21%
The Kroger Co.(2)	15%	14%
Total approximate percent of the Company’s total bottle/can sales volume	36%	35%

Approximate percent of the Company’s total net sales:
Walmart Inc.(1)	17%	17%
The Kroger Co.(2)	12%	11%
Total approximate percent of the Company’s total net sales	29%	28%

(1)Includes bottle/can sales volume related to the Walmart, Sam’s Club and Walmart Neighborhood Market chains.
(2)Includes bottle/can sales volume related to the Kroger and Harris Teeter chains.

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits and post-mix funding from brand companies. Input costs, including underlying commodity costs for aluminum cans, plastic bottles, carbon dioxide and sweetener, as well as labels and other packaging materials, and excluding concentrate, represent approximately 20% of total cost of sales on an annual basis.

Cost of sales increased $91.4 million, or 2.3%, to $4.15 billion in 2024, as compared to $4.06 billion in 2023. The increase in cost of sales was primarily driven by higher input costs, including concentrate and manufacturing costs, which increased cost of sales by approximately $120 million.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Our brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territory. Certain of these marketing, advertising and other funding expenditures are made pursuant to annual arrangements. Total funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $186.5 million in 2024, as compared to $164.5 million in 2023.

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

SD&A expenses increased $68.6 million, or 3.9%, to $1.83 billion in 2024, as compared to $1.76 billion in 2023. SD&A expenses as a percentage of net sales increased to 26.6% in 2024 from 26.5% in 2023. Of the increase in SD&A expenses, approximately $48 million was related to an increase in labor costs, mostly related to annual wage adjustments and increased incentive compensation expense reflecting the strong operating performance in 2024.

Shipping and handling costs included in SD&A expenses were approximately $806 million in 2024 and approximately $780 million in 2023.

Interest Expense (Income), Net

Interest expense (income), net changed $2.8 million to $1.8 million of interest expense, net in 2024, as compared to $0.9 million of interest income, net in 2023. The change in interest expense (income), net was primarily due to an increase in interest expense on higher debt balances in 2024 as compared to 2023, partially offset by an increase in interest income due to higher cash, cash equivalent and short-term investment balances. In 2024, the Company had $62.0 million of interest expense and $60.2 million of interest income. In 2023, the Company had $23.9 million of interest expense and $24.8 million of interest income.

Mark-to-Market on Acquisition Related Contingent Consideration

Each reporting period, the Company adjusts its acquisition related contingent consideration liability to fair value, which is determined by discounting future expected acquisition related sub-bottling payments using the Company’s estimated WACC and future cash flow projections, and records the fair value adjustment as mark-to-market on acquisition related contingent consideration in the consolidated statement of operations.

Mark-to-market on acquisition related contingent consideration was an increase of $59.2 million in 2024 and an increase of $159.4 million in 2023. During 2024, the $59.2 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by increases in the WACC used to calculate the fair value of the liability. During 2023, the $159.4 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, as well as decreases in the WACC used to calculated the fair value of the liability.

Other Expense, Net

Other expense, net decreased $3.1 million to $2.7 million in 2024, as compared to $5.7 million in 2023. The decrease in other expense, net was primarily driven by changes in the actuarial assumptions related to our pension and postretirement medical benefit plan liabilities.

Income Tax Expense

The Company’s effective income tax rate was 26.1% for 2024 and 26.7% for 2023. The Company’s income tax expense increased $74.4 million, or 49.9%, to $223.5 million in 2024, as compared to $149.1 million in 2023. The decrease in the effective income tax rate was primarily attributable to higher income before taxes.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $6.2 million in 2024 and $80.6 million in 2023. The decrease was primarily related to the settlement of the primary Company-sponsored pension plan (the “Primary Plan”) benefit liabilities during 2023, which resulted in the reclassification of the gross actuarial losses associated with the Primary Plan out of accumulated other comprehensive income (loss) during that period.

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

The Company has three operating segments, each identified by its unique products and services. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments, which include Data Ventures, Inc. and the Red Classic subsidiaries, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.” The accounting policies of the Nonalcoholic Beverages segment are the same as those described in the summary of significant accounting policies.

The CODM uses net sales, gross profit and income from operations in the annual budgeting and forecasting process. Monthly, the CODM considers budget-to-actual variances and current year to prior year variances for these profit measures when making strategic business decisions and allocating resources to Company operations.

The Company’s segment results are as follows:

	Fiscal Year 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$6,839,045	$346,377	$(285,706)	$6,899,716
Cost of goods sold	4,138,869	219,204	(211,536)	4,146,537
Gross profit	2,700,176	127,173	(74,170)	2,753,179
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,146,375	$53,656	$—	$1,200,031
Fleet costs(3)	103,444	31,475	—	134,919
Depreciation and amortization expense(4)	103,444	2,000	—	105,444
All other segment items(5)	439,686	26,919	(74,170)	392,435
Total selling, delivery and administrative expenses	1,792,949	114,050	(74,170)	1,832,829
Income from operations	$907,227	$13,123	$—	$920,350

Total depreciation and amortization expense(4)	$177,521	$16,270	$—	$193,791

	Fiscal Year 2023
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$6,562,622	$370,748	$(279,512)	$6,653,858
Cost of goods sold	3,999,292	263,307	(207,452)	4,055,147
Gross profit	2,563,330	107,441	(72,060)	2,598,711
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,094,849	$56,729	$—	$1,151,578
Fleet costs(3)	106,235	32,945	—	139,180
Depreciation and amortization expense(4)	95,320	2,114	—	97,434
All other segment items(5)	425,434	22,694	(72,060)	376,068
Total selling, delivery and administrative expenses	1,721,838	114,482	(72,060)	1,764,260
Income from operations	$841,492	$(7,041)	$—	$834,451

Total depreciation and amortization expense(4)	$164,484	$12,482	$—	$176,966

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. The entire cost of goods sold and SD&A eliminations represent costs incurred by the All Other segment in the generation of net sales to the Nonalcoholic Beverages segment.
(2)Payroll costs includes compensation, incentive plans, defined contribution plans, healthcare benefits and tax-advantaged spending accounts.
(3)Fleet costs includes fleet repairs, maintenance and fuel and oil costs.
(4)Total depreciation and amortization expense is included within both cost of goods sold and SD&A expenses. For segment reporting, the difference between total depreciation and amortization expense and the portion within SD&A expenses is the amount within cost of goods sold.
(5)All other segment items includes information technology costs, stewardship, insurance and other costs incurred in the selling and delivery of the Company’s products.

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

The tables below reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP). Results for 2024 include one additional selling day compared to 2023. For comparison purposes, the estimated impact of the additional selling day in 2024 has been excluded from our comparable volume results.

	Fiscal Year
(in thousands)	2024	2023	Change
Standard physical case volume	353,103	355,367	(0.6)%
Volume related to extra day in fiscal period	(965)	—
Comparable standard physical case volume	352,138	355,367	(0.9)%

	Fiscal Year 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,753,179	$1,832,829	$920,350	$856,654	$633,125	$70.10
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	59,166	44,493	4.92
Fair value adjustments for commodity derivative instruments(2)	728	(547)	1,275	1,275	959	0.11
Total reconciling items	728	(547)	1,275	60,441	45,452	5.03
Adjusted results (non-GAAP)	$2,753,907	$1,832,282	$921,625	$917,095	$678,577	$75.13

Adjusted percentage change versus 2023	6.0%	4.0%	10.3%

	Fiscal Year 2023
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,598,711	$1,764,260	$834,451	$557,481	$408,375	$43.56
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	159,354	119,834	12.78
Fair value adjustments for commodity derivative instruments(2)	(1,220)	(2,281)	1,061	1,061	798	0.09
Pension plan settlement expense(3)	—	—	—	112,796	84,823	9.05
Total reconciling items	(1,220)	(2,281)	1,061	273,211	205,455	21.92
Adjusted results (non-GAAP)	$2,597,491	$1,761,979	$835,512	$830,692	$613,830	$65.48

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
(3)This non-cash settlement expense relates to the settlement of the Primary Plan benefit liabilities during 2023.

Financial Condition

Total assets increased $1.02 billion to $5.31 billion on December 31, 2024, as compared to $4.29 billion on December 31, 2023. Net working capital, defined as current assets less current liabilities, was $1.23 billion on December 31, 2024, which was an increase of $620.3 million from December 31, 2023.

Significant changes in net working capital as of December 31, 2024 as compared to December 31, 2023 were as follows:

•An increase in cash and cash equivalents of $500.6 million, primarily as a result of bond proceeds received of $1.20 billion and strong operating performance, partially offset by share repurchases and related fee payments totaling $625.7 million, as further discussed below.
•An increase in short-term investments of $301.2 million, primarily due to the purchase of short-term investments during 2024.
•An increase in accounts receivable from The Coca-Cola Company of $37.9 million, primarily driven by the timing of cash receipts.
•An increase in current portion of debt of $349.7 million due to the Company’s senior bonds maturing on November 25, 2025.
•A decrease in accounts payable, trade of $48.7 million, primarily due to the timing of cash payments.
•An increase in accounts payable to The Coca‑Cola Company of $47.8 million, primarily due to the timing of cash payments and increases in certain raw material and concentrate input costs, higher payments related to certain marketing programs and increases in our acquisition related sub-bottling payments.
•A decrease in dividends payable of $154.7 million, due to the payment of a special cash dividend declared in 2023 during the first quarter of 2024.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of December 31, 2024, the Company had $1.14 billion in cash and cash equivalents. The Company’s cash equivalent balance at December 31, 2024 consisted predominantly of investments in money market funds, time deposits and commercial paper with maturities of 90 days or less. As of December 31, 2024, the Company had $301.2 million in short-term investments, which consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the consolidated financial statements.

On May 6, 2024, the Company announced its intention to purchase up to $3.10 billion in value of Common Stock through both a modified “Dutch auction” tender offer (the “Tender Offer”) for up to $2.00 billion of Common Stock and a separate share purchase agreement (the “Purchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc., an indirect wholly owned subsidiary of The Coca‑Cola Company (“CCCBI”). On May 20, 2024, the Company launched its offer to purchase, for cash, shares of Common Stock at prices specified by the tendering stockholders of not less than $850 nor greater than $925 per share, with shares having an aggregate purchase price of no more than $2.00 billion. In accordance with the terms and conditions of the Tender Offer, the Company repurchased 14,391.5 shares of Common Stock at a purchase price of $925 per share, for an aggregate purchase price of $13.3 million, excluding fees and expenses relating to the Tender Offer. The shares repurchased represented 0.2% of the shares of Common Stock that were issued and outstanding as of June 18, 2024.

Pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI, the Company agreed to purchase and CCCBI agreed to sell, at the purchase price in the Tender Offer, a number of shares of Common Stock (the “Share Repurchase”) such that CCCBI would beneficially own shares of Common Stock representing 21.5% of the total outstanding shares of Common Stock and Class B Common Stock immediately following the closing of the Share Repurchase (calculated assuming all issued and outstanding shares of Class B Common Stock were converted into Common Stock and taking into account the shares of Common Stock purchased in the Tender Offer). On July 5, 2024, the Company repurchased and retired 598,619 shares of Common Stock in the Share Repurchase at a purchase price of $925 per share, for an aggregate purchase price of $553.7 million.

On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of December 31, 2024, the Company had repurchased 42,895 shares of Common Stock under the share repurchase program for an aggregate purchase price of $51.6 million, excluding fees and expenses relating to the share repurchases.

The Company’s debt as of December 31, 2024 and December 31, 2023 was as follows:

(in thousands)	Maturity Date	December 31, 2024	December 31, 2023
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	$350,000	$350,000
Senior notes	10/10/2026	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)(3)	6/1/2029	700,000	—
Revolving credit facility(4)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(3)(5)	6/1/2034	500,000	—
Unamortized discount on senior bonds(1)(2)(5)	Various	(1,482)	(17)
Debt issuance costs		(12,170)	(824)
Total debt		$1,786,348	$599,159
Less: Current portion of debt(1)		349,699	—
Total long-term debt		$1,436,649	$599,159

(1)The 2025 Senior Bonds were issued at 99.975% of par. As of December 31, 2024, the 2025 Senior Bonds, net of debt issuance costs and unamortized discount, were classified as current portion of debt in the consolidated balance sheets.
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

On May 29, 2024, the Company completed the issuance and sale of $700 million aggregate principal amount of the 2029 Senior Bonds and $500 million aggregate principal amount of the 2034 Senior Bonds. The 2029 Senior Bonds and the 2034 Senior Bonds are the Company’s senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 2029 Senior Bonds mature on June 1, 2029 and the 2034 Senior Bonds mature on June 1, 2034, in each case, unless earlier redeemed or repurchased by the Company. The 2029 Senior Bonds bear interest at a rate of 5.250% per annum and the 2034 Senior Bonds bear interest at a rate of 5.450% per annum. The Company pays interest on the 2029 Senior Bonds and the 2034 Senior Bonds semi-annually in arrears on June 1 and December 1 of each year.

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

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including the Revolving Credit Facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2024. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of December 31, 2024, the Company’s credit ratings and outlook for its debt were as follows:

	Credit Rating	Rating Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Stable

The Company’s Board of Directors has declared, and the Company has paid, dividends on the Common Stock and the Class B Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company for more than 30 years. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future. On August 20, 2024, the Company announced that its Board of Directors had approved an increase in the regular quarterly cash dividend from $0.50 per share to $2.50 per share on the Common Stock and the Class B Common Stock.

We review supplier terms and conditions on an ongoing basis, and we have negotiated payment term extensions in recent years in connection with our efforts to improve cash flow and working capital. Separate from those term extension actions, the Company has an agreement with a third-party financial institution to facilitate a supply chain finance program (“SCF program”), which allows qualifying suppliers to sell their receivables from the Company to the financial institution in order to negotiate shorter payment terms on their outstanding receivable arrangements. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program. See Note 13 to the consolidated financial statements for additional information related to the Company’s SCF program.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2024	2023
Beginning balance - Level 3 liability	$669,337	$541,491
Payments of acquisition related contingent consideration	(64,312)	(28,208)
Reclassification to current payables	(10,000)	(3,300)
Increase in fair value	59,166	159,354
Ending balance - Level 3 liability	$654,191	$669,337

Cash Sources and Uses

A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2024	2023
Cash Sources:
Proceeds from bond issuance	$1,200,000	$—
Net cash provided by operating activities(1)	876,357	810,690
Proceeds from the disposal of short-term investments	150,274	—
Proceeds from the sale of property, plant and equipment	569	695
Total cash sources	$2,227,200	$811,385

Cash Uses:
Payments related to share repurchases	$625,654	$—
Purchases of short-term investments	446,309	—
Additions to property, plant and equipment	371,015	282,304
Cash dividends paid	185,635	46,868
Payments of acquisition related contingent consideration	64,312	28,208
Investment in equity method investees	15,720	13,741
Debt issuance fees	15,512	340
Payments on financing lease obligations	2,488	2,303
Total cash uses	$1,726,645	$373,764
Net increase in cash during period	$500,555	$437,621

(1)Net cash provided by operating activities in 2024 included net income tax payments of $224.0 million, interest payments of $56.1 million and pension plan contributions of $2.0 million. Net cash provided by operating activities in 2023 included net income tax payments of $200.8 million, interest payments of $24.0 million and pension plan contributions of $16.3 million.

Cash Flows From Operating Activities

During 2024, cash provided by operating activities was $876.4 million, which was an increase of $65.7 million as compared to 2023. The increase was primarily a result of our strong operating performance during 2024.

Cash Flows From Investing Activities

During 2024, cash used in investing activities was $682.2 million, which was an increase of $386.9 million as compared to 2023. The increase was partially a result of higher additions to property, plant and equipment, which were $371.0 million during 2024 and $282.3 million during 2023. There were $44.9 million and $59.0 million of additions to property, plant and equipment accrued in accounts payable, trade as of December 31, 2024 and December 31, 2023, respectively. The Company also had purchases of short-term investments, net of proceeds, of $296.0 million during 2024, as compared to no net activity during 2023.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. During 2024, the Company purchased its Nashville, Tennessee production facility, which was previously leased, for approximately $56 million. The Company expects additions to property, plant and equipment in 2025 to be approximately

$300 million. The Company anticipates additions to property, plant and equipment over the next five years will be in the range of approximately $250 million to $300 million annually.

Cash Flows From Financing Activities

During 2024, cash provided by financing activities was $306.4 million, as compared to cash used in financing activities of $77.7 million during 2023, a change of $384.1 million. The change was primarily the result of bond proceeds of $1.20 billion, offset by share repurchases and related fee payments of $625.7 million and dividend payments of $185.6 million during 2024. The dividend payments of $185.6 million during 2024 included a special cash dividend of $16.00 per share, as compared to dividend payments of $46.9 million during 2023 (which included a special cash dividend of $3.00 per share).

The Company had cash payments for acquisition related contingent consideration of $64.3 million during 2024 and $28.2 million during 2023. For the next five years (including in fiscal year 2025), the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

Material Contractual Obligations

The Company had a number of contractual obligations and commercial obligations as of December 31, 2024 that are material to an assessment of the Company’s short- and long-term cash requirements.

The Company has outstanding debt of $1.80 billion, approximately $350 million of which is contractually due in fiscal year 2025 and classified as current debt on the consolidated balance sheets. The remaining interest payments on the Company’s debt obligations are $468.9 million determined in reference to the contractual terms of such debt, of which $85.9 million is due in fiscal year 2025. All of the Company’s debt instruments have fixed interest rates, and, thus, are not impacted by fluctuations in interest rates, with the exception of the Company’s revolving credit facility, which did not have any outstanding borrowings as of December 31, 2024.

The Company’s acquisition related contingent consideration liability relates to acquisition related sub-bottling payments required in certain distribution territories under the CBA and totaled $654.2 million as of December 31, 2024. The future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. The Company’s short-term portion of the acquisition related contingent consideration liability was $64.0 million as of December 31, 2024 and was included within other accrued liabilities in the consolidated balance sheets.

The Company is obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. Based on information available as of December 31, 2024, the Company estimates this purchase obligation to be $1.30 billion, of which an estimated $135 million of purchases is expected to occur in fiscal year 2025.

The Company has $131.4 million in total minimum operating lease obligations including interest, of which $26.8 million are due in fiscal year 2025. The Company has $5.4 million in total minimum financing lease obligations including interest, of which $2.9 million are due in fiscal year 2025.

As of December 31, 2024, the Company estimated obligations for its executive benefit plans to be $203.5 million, of which $40.0 million is expected to be paid in fiscal year 2025.

The Company provides postretirement benefits for employees meeting specified qualifying criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. As of December 31, 2024, the Company had obligations related to its postretirement benefits plan of $62.1 million, of which $3.6 million is expected to be paid in fiscal year 2025.

The Company is a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation has no minimum purchase requirements; however, purchases from Southeastern were $142.2 million during 2024 and are expected to remain material in future foreseeable periods. See Note 21 to the consolidated financial statements for additional information related to Southeastern.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2024, the future payments related to these contractual arrangements, which expire at various dates through 2034, amounted to $135.5 million, of which $36.8 million is expected to be paid in fiscal year 2025.

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

	Fiscal Year
(in thousands)	2024	2023
(Decrease) increase in cost of sales	$(590)	$1,656
Increase in SD&A expenses	2,647	5,928
Net impact	$2,057	$7,584

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment and other intangibles when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair values of the long-lived assets. During 2024 and 2023, the Company did not identify any impairment triggers related to property, plant and equipment and other intangibles.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter during both 2024 and 2023 and determined there was no impairment of the carrying values of these assets. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2024 annual test date.

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

Pension and Postretirement Benefit Obligations

The Company has historically sponsored two pension plans. The Primary Plan was frozen as of June 30, 2006 and no benefits accrued to participants after that date. During 2023, the Primary Plan was fully settled. There were no remaining benefit liabilities or associated estimates related to the Primary Plan as of December 31, 2023 or December 31, 2024.

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

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Bargaining Plan was 5.89% in 2024 and 5.16% in 2023. The discount rate assumption is generally the estimate which can have the most significant impact on the projected benefit obligation and the net periodic pension cost for the Bargaining Plan. The Company determines an appropriate discount rate annually for the Bargaining Plan based on the Aon AA Above Median yield curve as of the measurement date and reviews the discount rate assumption at the end of each year. See Note 18 to the consolidated financial statements for additional information.

Pension costs for the Bargaining Plan were $3.7 million in both 2024 and 2023.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and the net periodic pension cost for the Bargaining Plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 31, 2024	$(1,842)	$1,965
Net periodic pension cost in 2024	(211)	224

The weighted average expected long-term rate of return of plan assets used in computing net periodic pension cost for the Bargaining Plan was 7.00% in both 2024 and 2023. These rates reflect an estimate of long-term future returns for the pension plan assets, and the estimate is primarily a function of the asset classes (equities versus fixed income) in which the Bargaining Plan assets are invested. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 18 to the consolidated financial statements for the details by asset type for the Bargaining Plan. The actual return on pension plan assets for the Bargaining Plan was a gain of 3.7% in 2024 and a gain of 13.5% in 2023.

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

The discount rate assumptions used to determine the postretirement benefit obligation are based on the annual yield on long-term corporate bonds as of the plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 5.68% in 2024 and 5.02% in 2023. The discount rate was derived using the Aon AA Above Median yield curve. Projected benefit payouts for the plan were matched to the Aon AA Above Median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and the net periodic postretirement benefit cost for the Company’s postretirement healthcare plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2024	$(1,415)	$1,476
Net periodic postretirement benefit cost in 2024	(13)	156

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation) or disruption, unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients, recycling, sustainability and product safety; decreases from historic levels of marketing funding support provided to us by

The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or in our best interest and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our information technology systems or our effective response to technology failures or cyberattacks on our third-party service providers’, business partners’, customers’, suppliers’ or other third parties’ information technology systems; unfavorable changes in the general economy; changes in trade policies, including the imposition of, or increase in, tariffs on imported goods; the concentration risks among our customers and suppliers; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; and the risks discussed in “Item 1A. Risk Factors” of this report and elsewhere herein.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of December 31, 2024. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of December 31, 2024, there would be no change to interest expense for the next 12 months.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its input costs, which predominately relate to our Sparkling products. The Company estimates a 10% increase in the market prices of its key commodities, including aluminum, PET resin and high-fructose corn syrup, and excluding concentrate, over the current market prices would cumulatively increase costs during the next 12 months by approximately $66 million assuming no change in volume.

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $2 million as of December 31, 2024.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 2.9% in 2024, 3.4% in 2023 and 6.5% in 2022. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 8.Financial Statements and Supplementary Data.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2024	2023	2022
Net sales	$6,899,716	$6,653,858	$6,200,957
Cost of sales	4,146,537	4,055,147	3,923,003
Gross profit	2,753,179	2,598,711	2,277,954
Selling, delivery and administrative expenses	1,832,829	1,764,260	1,636,907
Income from operations	920,350	834,451	641,047
Interest expense (income), net	1,848	(918)	24,792
Mark-to-market on acquisition related contingent consideration	59,166	159,354	32,301
Pension plan settlement expense	—	112,796	—
Other expense, net	2,682	5,738	8,867
Income before taxes	856,654	557,481	575,087
Income tax expense	223,529	149,106	144,929
Net income	$633,125	$408,375	$430,158

Basic net income per share:
Common Stock	$70.10	$43.56	$45.88
Weighted average number of Common Stock shares outstanding	8,035	8,369	8,117

Class B Common Stock	$69.50	$43.56	$45.93
Weighted average number of Class B Common Stock shares outstanding	1,005	1,005	1,257

Diluted net income per share:
Common Stock	$69.94	$43.48	$45.74
Weighted average number of Common Stock shares outstanding – assuming dilution	9,053	9,392	9,405

Class B Common Stock	$69.17	$43.40	$45.76
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,018	1,023	1,288

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2024	2023	2022
Net income	$633,125	$408,375	$430,158

Other comprehensive income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain	3,885	3,762	7,742
Prior service credits (costs)	12	8	(116)
Postretirement benefits reclassification including benefit costs:
Actuarial gain (loss)	2,239	(6,031)	7,991
Unrealized gain on short-term investments	25	—	—
Pension plan settlement	—	82,822	—
Foreign currency translation adjustment	—	—	9
Other comprehensive income, net of tax	6,161	80,561	15,626
Comprehensive income	$639,286	$488,936	$445,784

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,135,824	$635,269
Short-term investments	301,210	—
Accounts receivable, trade	567,653	555,933
Allowance for doubtful accounts	(14,674)	(16,060)
Accounts receivable from The Coca-Cola Company	89,871	51,936
Accounts receivable, other	40,692	67,533
Inventories	330,395	321,932
Prepaid expenses and other current assets	96,331	88,585
Total current assets	2,547,302	1,705,128
Property, plant and equipment, net	1,505,267	1,320,563
Right-of-use assets - operating leases	112,351	122,708
Leased property under financing leases, net	3,138	4,785
Other assets	181,048	145,213
Goodwill	165,903	165,903
Distribution agreements, net	792,252	817,143
Customer lists, net	5,878	7,499
Total assets	$5,313,139	$4,288,942

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$23,257	$26,194
Current portion of obligations under financing leases	2,685	2,487
Accounts payable, trade	334,878	383,562
Accounts payable to The Coca-Cola Company	187,271	139,499
Other accrued liabilities	246,687	237,994
Accrued compensation	168,692	146,932
Dividends payable	—	154,666
Current portion of debt	349,699	—
Total current liabilities	1,313,169	1,091,334
Deferred income taxes	132,941	128,435
Pension and postretirement benefit obligations	58,502	60,614
Other liabilities	859,559	866,499
Noncurrent portion of obligations under operating leases	92,362	102,271
Noncurrent portion of obligations under financing leases	2,346	5,032
Long-term debt	1,436,649	599,159
Total liabilities	3,895,528	2,853,344
Commitments and Contingencies
Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none	—	—
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none	—	—
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued - none	—	—
Common Stock, $1.00 par value: authorized - 30,000,000 shares; issued - 10,832,748 and 11,431,367 shares, respectively	10,833	11,431
Class B Common Stock, $1.00 par value: authorized - 10,000,000 shares; issued - 1,632,810 shares	1,633	1,633
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none	—	—
Additional paid in capital	135,953	135,953
Retained earnings	1,395,183	1,352,111
Accumulated other comprehensive income (loss)	1,885	(4,276)
Treasury stock, at cost: Common Stock - 3,119,660 and 3,062,374 shares, respectively	(127,467)	(60,845)
Treasury stock, at cost: Class B Common Stock - 628,114 shares	(409)	(409)
Total equity	1,417,611	1,435,598
Total liabilities and equity	$5,313,139	$4,288,942

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$633,125	$408,375	$430,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense from property, plant and equipment and financing leases	170,343	153,472	147,962
Amortization of intangible assets and deferred proceeds, net	23,448	23,494	23,628
Fair value adjustment of acquisition related contingent consideration	59,166	159,354	32,301
Loss on sale of property, plant and equipment	3,168	7,181	5,642
Deferred income taxes	2,529	(49,021)	8,977
Amortization of debt costs	2,310	991	1,012
Pension plan settlement expense	—	112,796	—
Deferred payroll taxes under CARES Act	—	—	(18,739)
Change in current assets less current liabilities	(3,774)	29,138	(74,784)
Change in other noncurrent assets	8,904	12,708	31,779
Change in other noncurrent liabilities	(22,862)	(47,798)	(33,430)
Total adjustments	243,232	402,315	124,348
Net cash provided by operating activities	$876,357	$810,690	$554,506

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(371,015)	$(282,304)	$(298,611)
Purchases of short-term investments	(446,309)	—	—
Proceeds from the disposal of short-term investments	150,274	—	—
Investment in equity method investees	(15,720)	(13,741)	(3,094)
Proceeds from the sale of property, plant and equipment	569	695	7,369
Acquisition of distribution rights	—	—	(30,649)
Net cash used in investing activities	$(682,201)	$(295,350)	$(324,985)

Cash Flows from Financing Activities:
Proceeds from bond issuance	$1,200,000	$—	$—
Payments related to share repurchases	(625,654)	—	—
Cash dividends paid	(185,635)	(46,868)	(9,374)
Payments of acquisition related contingent consideration	(64,312)	(28,208)	(36,515)
Debt issuance fees	(15,512)	(340)	(310)
Payments on financing lease obligations	(2,488)	(2,303)	(2,988)
Payments on term loan facility and senior notes	—	—	(125,000)
Net cash provided by (used in) financing activities	$306,399	$(77,719)	$(174,187)

Net increase in cash	$500,555	$437,621	$55,334
Cash at beginning of year	635,269	197,648	142,314
Cash at end of year	$1,135,824	$635,269	$197,648

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2021	$10,204	$2,860	$135,953	$724,486	$(100,463)	$(60,845)	$(409)	$711,786
Net income	—	—	—	430,158	—	—	—	430,158
Other comprehensive income, net of tax	—	—	—	—	15,626	—	—	15,626
Dividends declared:
Common Stock ($4.50 per share)	—	—	—	(37,354)	—	—	—	(37,354)
Class B Common Stock ($4.50 per share)	—	—	—	(4,828)	—	—	—	(4,828)
Conversion of 1,227,546 shares of Class B Common Stock	1,227	(1,227)	—	—	—	—	—	—
Balance on December 31, 2022	$11,431	$1,633	$135,953	$1,112,462	$(84,837)	$(60,845)	$(409)	$1,115,388
Net income	—	—	—	408,375	—	—	—	408,375
Other comprehensive income, net of tax	—	—	—	—	80,561	—	—	80,561
Dividends declared:
Common Stock ($18.00 per share)	—	—	—	(150,642)	—	—	—	(150,642)
Class B Common Stock ($18.00 per share)	—	—	—	(18,084)	—	—	—	(18,084)
Balance on December 31, 2023	$11,431	$1,633	$135,953	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598
Net income	—	—	—	633,125	—	—	—	633,125
Other comprehensive income, net of tax	—	—	—	—	6,161	—	—	6,161
Dividends declared:
Common Stock ($3.50 per share)	—	—	—	(27,452)	—	—	—	(27,452)
Class B Common Stock ($3.50 per share)	—	—	—	(3,517)	—	—	—	(3,517)
Share repurchases(1)	(598)	—	—	(559,084)	—	(66,622)	—	(626,304)
Balance on December 31, 2024	$10,833	$1,633	$135,953	$1,395,183	$1,885	$(127,467)	$(409)	$1,417,611

(1)The share repurchases relate to shares repurchased in a tender offer and a separate share repurchase transaction with a subsidiary of The Coca‑Cola Company, both discussed in Note 2, as well as a separate share repurchase program approved by the Board of Directors, discussed in Note 5.

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

The Company manages its business on the basis of three operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments, which include Data Ventures, Inc. and the Red Classic subsidiaries, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.”

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid money market funds, time deposits, commercial paper and debt instruments with maturities of 90 days or less. The Company maintains cash deposits with major banks, which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. Investments in debt securities with maturities of 90 days or less that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale.

Short-term Investments

Short-term investments include various instruments, such as U.S. Treasury securities, investment-grade corporate bonds and commercial paper instruments, with maturities of greater than three months, but less than one year. Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale.

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense for internal use software, which is included in depreciation expense, was $1.0 million in 2024, $1.7 million in 2023 and $3.0 million in 2022.

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

During 2024, 2023 and 2022, the Company performed its annual impairment test of goodwill and determined there was no impairment of the carrying values of these assets.

Distribution Agreements and Customer Lists

The Company’s definite-lived intangible assets consist of distribution agreements and customer lists, which have estimated useful lives of 20 to 40 years and five to 12 years, respectively. These assets are amortized on a straight-line basis over their estimated useful lives.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (as amended, collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, LLC (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants (the “System Transformation”). Pursuant to the CBA, the Company is required to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. This acquisition related contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data, which are considered Level 3 inputs.

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

Pension and Postretirement Benefit Plans

The Company has historically sponsored two pension plans. The primary Company-sponsored pension plan (the “Primary Plan”) was frozen as of June 30, 2006 and no benefits accrued to participants after that date. During 2023, the Primary Plan was fully settled. The second Company-sponsored pension plan (the “Bargaining Plan”) is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company also sponsors a postretirement healthcare plan for employees meeting specified qualifying criteria.

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

Marketing and Other Funding Support

The Company receives marketing funding support payments in cash from The Coca‑Cola Company and other beverage companies. The Company’s brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territory. Payments to the Company for marketing and other funding programs to promote bottle/can sales volume and fountain syrup sales volume are recognized as a reduction to cost of sales, primarily on a per unit basis, as the product is sold. Payments for periodic programs are recognized in the period during which they are earned.

Cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products or services. As such, the cash received is accounted for as a reduction to cost of sales unless it is a specific reimbursement of costs or payments for services. Payments the Company receives from The Coca‑Cola Company and other beverage companies for marketing and other funding support are classified as a reduction to cost of sales.

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

Stock Compensation

The Company has a long-term performance equity plan (the “Long-Term Performance Equity Plan”) under which awards are earned and granted to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, based on the Company’s attainment during a performance period of performance measures specified by the Compensation Committee of the Company’s Board of Directors. Mr. Harrison may elect to have awards earned under the Long‑Term Performance Equity Plan settled in cash and/or shares of Class B Common Stock (as defined below). See Note 2 for additional information on the Long‑Term Performance Equity Plan.

Common Stock and Class B Common Stock

The Company has two classes of common stock outstanding, Common Stock, par value $1.00 per share (“Common Stock”), and Class B Common Stock, par value $1.00 per share (“Class B Common Stock”). The Common Stock is traded on The Nasdaq Global Select Market under the symbol “COKE.” There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at any time at the option of the holder.

Each share of Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 20 votes per share at all meetings of the Company’s stockholders. Except as otherwise required by law, holders of the Common Stock and the

Class B Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result, the holders of the Class B Common Stock control approximately 72% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. In the event of liquidation, there is no preference between the two classes of common stock.

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

The Company’s Board of Directors has declared, and the Company has paid, dividends on the Common Stock and the Class B Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994. During 2024, dividends of $3.50 per share were declared and dividends of $20.00 per share were paid on both the Common Stock and the Class B Common Stock. During 2023, dividends of $18.00 per share were declared and dividends of $5.00 per share were paid on both the Common Stock and the Class B Common Stock. During 2022, dividends of $4.50 per share were declared and dividends of $1.00 per share were paid on both the Common Stock and the Class B Common Stock. Total cash dividends paid were $185.6 million in 2024, $46.9 million in 2023 and $9.4 million in 2022.

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

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Programs,” which requires additional quantitative and qualitative disclosures related to a company’s supply chain finance programs to enhance the transparency of these programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 in the first quarter of

2023, with the exception of the amendment on rollforward information, which the Company adopted in the fourth quarter of 2024. The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 13 for disclosure related to the Company’s supply chain finance program.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker (the “CODM”). It also requires disclosure and a description of the composition of other amounts by reportable segment, disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods and disclosure of the CODM’s title and process for assessing a reportable segment’s profit or loss. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024, noting no material impact on its consolidated financial statements. See Note 4 for disclosure related to the Company’s segment reporting.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold, and specific disaggregation of income taxes paid and tax expense. The amendment is effective for fiscal years beginning after December 15, 2024. The Company has evaluated the impact ASU 2023-09 will have on its consolidated financial statements and does not expect a material impact upon adoption.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated income expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization, among other things. The amendment also requires companies to provide a qualitative description of expense captions not separately disaggregated, as well as the total amount of selling expenses and, annually, the entity’s definition of selling expenses. The amendment is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is in the process of evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

2.Related Party Transactions

J. Frank Harrison, III

As of December 31, 2024, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of Class B Common Stock, which represented approximately 72% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis.

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of December 31, 2024, The Coca‑Cola Company owned shares of Common Stock representing approximately 7% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock.

On May 6, 2024, the Company announced its intention to purchase up to $3.10 billion in value of Common Stock through both a modified “Dutch auction” tender offer (the “Tender Offer”) for up to $2.00 billion of Common Stock and a separate share purchase agreement (the “Purchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc., an indirect wholly owned subsidiary of The Coca‑Cola Company (“CCCBI”). On May 20, 2024, the Company launched its offer to purchase, for cash, shares of Common Stock at prices specified by the tendering stockholders of not less than $850 nor greater than $925 per share, with shares having an aggregate purchase price of no more than $2.00 billion. In accordance with the terms and conditions of the Tender Offer, the Company repurchased 14,391.5 shares of Common Stock at a purchase price of $925 per share, for an aggregate purchase price of $13.3 million, excluding fees and expenses relating to the Tender Offer. The shares repurchased represented 0.2% of the shares of Common Stock that were issued and outstanding as of June 18, 2024.

Pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI, the Company agreed to purchase and CCCBI agreed to sell, at the purchase price in the Tender Offer, a number of shares of Common Stock (the “Share Repurchase”) such that CCCBI would beneficially own shares of Common Stock representing 21.5% of the total outstanding shares of Common Stock and Class B Common Stock immediately following the closing of the Share Repurchase (calculated assuming all issued and outstanding shares of Class B Common Stock were converted into Common Stock and taking into account the shares of Common Stock purchased in the Tender Offer). On July 5, 2024, the Company repurchased and retired 598,619 shares of Common Stock in the Share Repurchase at a purchase price of $925 per share, for an aggregate purchase price of $553.7 million.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2024	2023	2022
Payments made by the Company to The Coca-Cola Company(1)	$2,109,748	$2,019,409	$1,867,727
Payments made by The Coca-Cola Company to the Company	274,322	253,972	256,333

(1)This excludes acquisition related sub-bottling payments made by the Company to CCR, a wholly owned subsidiary of The Coca‑Cola Company, as well as the payment made to repurchase shares pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI (as further discussed above).

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

Coca‑Cola Refreshments USA, LLC

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

Acquisition related sub-bottling payments to CCR were $64.3 million in 2024, $28.2 million in 2023 and $36.5 million in 2022. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub‑bottling payments to CCR:

(in thousands)	December 31, 2024	December 31, 2023
Current portion of acquisition related contingent consideration	$63,982	$64,528
Noncurrent portion of acquisition related contingent consideration	590,209	604,809
Total acquisition related contingent consideration	$654,191	$669,337

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the consolidated balance sheets, was $20.9 million as of both December 31, 2024 and December 31, 2023.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the consolidated balance sheets, was $25.3 million as of December 31, 2024 and $17.2 million as of December 31, 2023. The Company also guarantees a portion of SAC’s debt; see Note 21 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the consolidated statements of operations, were $9.5 million in 2024, $9.3 million in 2023 and $8.9 million in 2022.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $14.5 million on December 31, 2024 and $14.3 million on December 31, 2023, which were classified as accounts receivable, other in the consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.8 million in both 2024 and 2023 and $2.4 million in 2022, which were classified as SD&A expenses in the consolidated statements of operations.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the consolidated balance sheets, was $27.5 million as of December 31, 2024 and $22.1 million as of December 31, 2023.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $26.7 million in 2024, $27.5 million in 2023 and $25.7 million in 2022, which were classified as SD&A expenses in the consolidated statements of operations.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $19.3 million on December 31, 2024 and $22.5 million on December 31, 2023.

A summary of rental payments for related party leases for 2024, 2023 and 2022 is as follows:

	Fiscal Year
(in thousands)	2024	2023	2022
Company headquarters	$4,010	$3,931	$3,854
Snyder Production Center(1)	—	—	927

(1)The lease for the Snyder Production Center and an adjacent sales facility in Charlotte, North Carolina (together, the “Snyder Production Center”) was terminated during 2022 in connection with the purchase of the Snyder Production Center by CCBCC Operations, LLC, a wholly owned subsidiary of the Company.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the consolidated statements of operations, was $10.5 million in 2024, $10.3 million in 2023 and $10.1 million in 2022.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time. Point in time sales accounted for approximately 98% of the Company’s net sales in both 2024 and 2023 and approximately 97% of the Company’s net sales in 2022.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Fiscal Year
(in thousands)	2024	2023	2022
Point in time net sales:
Nonalcoholic Beverages - point in time	$6,781,744	$6,510,155	$6,034,914
Total point in time net sales	$6,781,744	$6,510,155	$6,034,914

Over time net sales:
Nonalcoholic Beverages - over time	$57,301	$52,467	$46,443
All Other - over time	60,671	91,236	119,600
Total over time net sales	$117,972	$143,703	$166,043

Total net sales	$6,899,716	$6,653,858	$6,200,957

The Company’s allowance for doubtful accounts in the consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $5.2 million as of December 31, 2024 and $4.5 million as of December 31, 2023.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during 2024, 2023 and 2022:

	Fiscal Year
(in thousands)	2024	2023	2022
Beginning balance - allowance for credit losses	$11,560	$13,119	$14,336
Additions charged to expenses and as a reduction to net sales	3,080	2,639	4,326
Deductions	(5,116)	(4,198)	(5,543)
Ending balance - allowance for credit losses	$9,524	$11,560	$13,119

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

The Company has three operating segments, each identified by its unique products and services. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments, which include Data Ventures, Inc. and the Red Classic subsidiaries, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.” The accounting policies of the Nonalcoholic Beverages segment are the same as those described in the summary of significant accounting policies.

The CODM uses net sales, gross profit and income from operations in the annual budgeting and forecasting process. Monthly, the CODM considers budget-to-actual variances and current year to prior year variances for these profit measures when making strategic business decisions and allocating resources to Company operations.

The Company’s segment results are as follows:

	Fiscal Year 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$6,839,045	$346,377	$(285,706)	$6,899,716
Cost of goods sold	4,138,869	219,204	(211,536)	4,146,537
Gross profit	2,700,176	127,173	(74,170)	2,753,179
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,146,375	$53,656	$—	$1,200,031
Fleet costs(3)	103,444	31,475	—	134,919
Depreciation and amortization expense(4)	103,444	2,000	—	105,444
All other segment items(5)	439,686	26,919	(74,170)	392,435
Total selling, delivery and administrative expenses	1,792,949	114,050	(74,170)	1,832,829
Income from operations	$907,227	$13,123	$—	$920,350

Total depreciation and amortization expense(4)	$177,521	$16,270	$—	$193,791

	Fiscal Year 2023
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$6,562,622	$370,748	$(279,512)	$6,653,858
Cost of goods sold	3,999,292	263,307	(207,452)	4,055,147
Gross profit	2,563,330	107,441	(72,060)	2,598,711
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,094,849	$56,729	$—	$1,151,578
Fleet costs(3)	106,235	32,945	—	139,180
Depreciation and amortization expense(4)	95,320	2,114	—	97,434
All other segment items(5)	425,434	22,694	(72,060)	376,068
Total selling, delivery and administrative expenses	1,721,838	114,482	(72,060)	1,764,260
Income from operations	$841,492	$(7,041)	$—	$834,451

Total depreciation and amortization expense(4)	$164,484	$12,482	$—	$176,966

	Fiscal Year 2022
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$6,081,357	$399,360	$(279,760)	$6,200,957
Cost of goods sold	3,852,819	288,894	(218,710)	3,923,003
Gross profit	2,228,538	110,466	(61,050)	2,277,954
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,023,634	$56,434	$—	$1,080,068
Fleet costs(3)	82,308	26,705	—	109,013
Depreciation and amortization expense(4)	92,301	2,232	—	94,533
All other segment items(5)	391,159	23,184	(61,050)	353,293
Total selling, delivery and administrative expenses	1,589,402	108,555	(61,050)	1,636,907
Income from operations	$639,136	$1,911	$—	$641,047

Total depreciation and amortization expense(4)	$159,845	$11,745	$—	$171,590

(1)The entire net sales elimination represents net sales from the All Other segment to the Nonalcoholic Beverages segment. The entire cost of goods sold and SD&A eliminations represent costs incurred by the All Other segment in the generation of net sales to the Nonalcoholic Beverages segment.
(2)Payroll costs includes compensation, incentive plans, defined contribution plans, healthcare benefits and tax-advantaged spending accounts.
(3)Fleet costs includes fleet repairs, maintenance and fuel and oil costs.
(4)Total depreciation and amortization expense is included within both cost of goods sold and SD&A expenses. For segment reporting, the difference between total depreciation and amortization expense and the portion within SD&A expenses is the amount within cost of goods sold.
(5)All other segment items includes information technology costs, stewardship, insurance and other costs incurred in the selling and delivery of the Company’s products.

5.Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 for additional information related to net income per share.

	Fiscal Year
(in thousands, except per share data)	2024	2023	2022
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$633,125	$408,375	$430,158
Less dividends:
Common Stock	165,541	41,844	8,062
Class B Common Stock	20,094	5,024	1,312
Total undistributed earnings	$447,490	$361,507	$420,784

Common Stock undistributed earnings – basic	$397,741	$322,749	$364,359
Class B Common Stock undistributed earnings – basic	49,749	38,758	56,425
Total undistributed earnings – basic	$447,490	$361,507	$420,784

Common Stock undistributed earnings – diluted	$397,170	$322,131	$363,158
Class B Common Stock undistributed earnings – diluted	50,320	39,376	57,626
Total undistributed earnings – diluted	$447,490	$361,507	$420,784

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$165,541	$41,844	$8,062
Common Stock undistributed earnings – basic	397,741	322,749	364,359
Numerator for basic net income per Common Stock share	$563,282	$364,593	$372,421

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$20,094	$5,024	$1,312
Class B Common Stock undistributed earnings – basic	49,749	38,758	56,425
Numerator for basic net income per Class B Common Stock share	$69,843	$43,782	$57,737

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$165,541	$41,844	$8,062
Dividends on Class B Common Stock assumed converted to Common Stock	20,094	5,024	1,312
Common Stock undistributed earnings – diluted	447,490	361,507	420,784
Numerator for diluted net income per Common Stock share	$633,125	$408,375	$430,158

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$20,094	$5,024	$1,312
Class B Common Stock undistributed earnings – diluted	50,320	39,376	57,626
Numerator for diluted net income per Class B Common Stock share	$70,414	$44,400	$58,938

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	8,035	8,369	8,117
Class B Common Stock weighted average shares outstanding – basic	1,005	1,005	1,257

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,053	9,392	9,405
Class B Common Stock weighted average shares outstanding – diluted	1,018	1,023	1,288

	Fiscal Year
(in thousands, except per share data)	2024	2023	2022
Basic net income per share:
Common Stock	$70.10	$43.56	$45.88
Class B Common Stock	$69.50	$43.56	$45.93

Diluted net income per share:
Common Stock	$69.94	$43.48	$45.74
Class B Common Stock	$69.17	$43.40	$45.76

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
(4)The Long-Term Performance Equity Plan awards may be settled in cash and/or shares of Class B Common Stock. Once an election has been made to settle an award in cash, the dilutive effect of unvested performance shares relative to such award is prospectively removed from the denominator in the computation of diluted net income per share.
(5)The Company did not have anti-dilutive unvested performance shares for any periods presented.
(6)The Company repurchased 14,391.5 shares of Common Stock in the Tender Offer, which expired on June 18, 2024, and repurchased 598,619 shares of Common Stock pursuant to the Purchase Agreement entered into on May 6, 2024 with CCCBI. See Note 2 for additional information on the Tender Offer and the Purchase Agreement.
(7)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The share repurchase authorization is discretionary and has no expiration date. As of December 31, 2024, the Company had repurchased 42,895 shares of Common Stock under the share repurchase program.

6.Short-Term Investments

Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. As of December 31, 2024, all of the Company’s short-term investments were classified as available-for-sale. As of December 31, 2023, the Company did not have any short-term investments. Realized gains and losses on available-for-sale investments are included in net income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss).

As of December 31, 2024, the Company’s available-for-sale investments consisted of the following cost, unrealized positions and estimated fair value, disaggregated by class of instrument:

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$178,016	$67	$(44)	$178,039
Corporate bonds	103,970	77	(78)	103,969
Commercial paper instruments	17,657	6	—	17,663
Asset-backed securities	1,534	5	—	1,539
Total short-term investments	$301,177	$155	$(122)	$301,210

As of December 31, 2024, all of the Company’s available-for-sale investments were classified as short-term investments in the consolidated balance sheet and had weighted average maturities of less than one year. The Company did not identify any other-than-temporary impairment on its available-for-sale investments during 2024.

The sale and/or maturity of available-for-sale investments resulted in proceeds of $150.3 million during 2024. There were no gross realized gains or losses in 2024. There was no realized activity during 2023, as the Company did not have any short-term investments during this period.

7.Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Finished products	$203,373	$207,912
Manufacturing materials	84,096	71,560
Plastic shells, plastic pallets and other inventories	42,926	42,460
Total inventories	$330,395	$321,932

8.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Repair parts	$34,465	$35,256
Prepaid taxes	12,119	9,020
Prepaid software	8,616	9,427
Prepaid marketing	5,142	4,703
Commodity hedges at fair market value	2,472	3,747
Other prepaid expenses and other current assets	33,517	26,432
Total prepaid expenses and other current assets	$96,331	$88,585

9.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2024	December 31, 2023	Estimated Useful Lives
Land	$132,543	$99,858
Buildings	493,810	390,852	8-50 years
Machinery and equipment	563,834	498,737	5-20 years
Transportation equipment	682,263	611,001	3-20 years
Furniture and fixtures	113,156	107,072	3-10 years
Cold drink dispensing equipment	456,984	449,508	3-17 years
Leasehold and land improvements	192,282	179,146	5-20 years
Software for internal use	50,293	49,611	3-10 years
Construction in progress	77,707	95,623
Total property, plant and equipment, at cost	2,762,872	2,481,408
Less: Accumulated depreciation and amortization	1,257,605	1,160,845
Property, plant and equipment, net	$1,505,267	$1,320,563

During 2024, 2023 and 2022, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

10.Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	6.4 years	6.7 years
Financing leases	2.9 years	3.5 years
Weighted average discount rate:
Operating leases	4.1%	3.8%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the consolidated statements of operations:

	Fiscal Year
(in thousands)	2024	2023	2022
Operating lease costs	$29,616	$32,959	$30,484
Short-term and variable leases	12,816	15,995	15,065
Depreciation expense from financing leases	1,647	1,646	2,315
Interest expense on financing lease obligations	321	447	884
Total lease cost	$44,400	$51,047	$48,748

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2024:

(in thousands)	Operating Leases	Financing Leases
2025	$26,799	$2,869
2026	24,578	1,233
2027	21,101	338
2028	16,427	345
2029	15,046	352
Thereafter	27,482	268
Total minimum lease payments including interest	$131,433	$5,405
Less: Amounts representing interest	15,814	374
Present value of minimum lease principal payments	115,619	5,031
Less: Current portion of lease liabilities - operating and financing leases	23,257	2,685
Noncurrent portion of lease liabilities - operating and financing leases	$92,362	$2,346

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2023:

(in thousands)	Operating Leases	Financing Leases
2024	$29,932	$2,808
2025	24,329	2,869
2026	21,115	1,233
2027	18,614	338
2028	13,890	345
Thereafter	39,022	620
Total minimum lease payments including interest	$146,902	$8,213
Less: Amounts representing interest	18,437	694
Present value of minimum lease principal payments	128,465	7,519
Less: Current portion of lease liabilities - operating and financing leases	26,194	2,487
Noncurrent portion of lease liabilities - operating and financing leases	$102,271	$5,032

Following is a summary of the Company’s leases within the consolidated statements of cash flows:

	Fiscal Year
(in thousands)	2024	2023	2022
Cash flows from operating activities impact:
Operating leases	$32,102	$33,013	$28,891
Interest payments on financing lease obligations	321	447	884
Total cash flows from operating activities impact	$32,423	$33,460	$29,775

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$2,488	$2,303	$2,988
Total cash flows from financing activities impact	$2,488	$2,303	$2,988
11.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	197,939	173,048
Distribution agreements, net	$792,252	$817,143

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 31, 2024 will be $24.9 million for each fiscal year 2025 through 2029.

12.Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	19,410	17,789
Customer lists, net	$5,878	$7,499

Assuming no impairment of customer lists, net, amortization expense in future years based upon recorded amounts as of December 31, 2024 will be as follows for each fiscal year 2025 through 2029:

(in thousands)	Amortization expense
2025	$1,621
2026	1,578
2027	1,293
2028	1,002
2029	384

13.Supply Chain Finance Program

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the consolidated balance sheets were $52.2 million as of December 31, 2024 and $55.1 million as of December 31, 2023.

The following table is a rollforward of the Company’s outstanding obligations confirmed as valid under its SCF program for 2024 and 2023:

	Fiscal Year
(in thousands)	2024	2023
Confirmed obligations outstanding at the beginning of the year	$55,105	$44,174
Invoices confirmed during the year	230,346	221,231
Confirmed invoices paid during the year	(233,284)	(210,300)
Confirmed obligations outstanding at the end of the year	$52,167	$55,105

14.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Current portion of acquisition related contingent consideration	$63,982	$64,528
Accrued insurance costs	58,040	54,040
Accrued marketing costs	55,879	55,799
Employee and retiree benefit plan accruals	33,446	34,203
Accrued interest payable	7,611	2,520
Accrued taxes (other than income taxes)	6,821	7,474
All other accrued expenses	20,908	19,430
Total other accrued liabilities	$246,687	$237,994

15.Commodity Derivative Instruments

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

	Fiscal Year
(in thousands)	2024	2023	2022
Cost of sales	$(728)	$1,220	$(3,333)
Selling, delivery and administrative expenses	(547)	(2,281)	427
Total loss	$(1,275)	$(1,061)	$(2,906)

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

(in thousands)	December 31, 2024	December 31, 2023
Prepaid expenses and other current assets	$2,472	$3,747
Total assets	$2,472	$3,747

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the consolidated balance sheets:

(in thousands)	December 31, 2024	December 31, 2023
Gross commodity derivative instrument assets	$2,472	$3,747
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	December 31, 2024	December 31, 2023
Notional amount of outstanding commodity derivative instruments	$50,928	$50,187
Latest maturity date of outstanding commodity derivative instruments	December 2025	December 2024

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

Financial Instrument	Fair Value Level	Methods and Assumptions
Deferred compensation plan assets and liabilities	Level 1	The fair value of the Company’s nonqualified deferred compensation plan for certain executives and other highly compensated employees is based on the fair values of associated assets and liabilities, which are held in mutual funds and are based on the quoted market prices of the securities held within the mutual funds.
Pension plan assets	Level 1	The fair values of the Company’s Level 1 pension plan assets, which are equity securities and fixed income investment vehicles, are valued using the quoted market prices of those securities which are actively traded on national exchanges.
Short-term investments	Level 1	The fair values of the Company’s Level 1 short-term investments, which are U.S. Treasury securities, corporate bonds and asset-backed securities, are based on the quoted market prices of those securities which are actively traded on national exchanges.
Pension plan assets	Level 2	The fair values of the Company’s Level 2 pension plan assets, which are investments that are pooled with other investments in a commingled fund, are valued using the net asset value produced by the fund manager. The assets within the commingled funds have a readily determinable fair market value.
Short-term investments	Level 2	The fair values of the Company’s Level 2 short-term investments, which are commercial paper instruments, are based on estimated current market prices and have readily determinable fair market values.
Commodity derivative instruments	Level 2	The fair values of the Company’s commodity derivative instruments are based on current settlement values at each balance sheet date, which represent the estimated amounts the Company would have received or paid upon termination of those instruments. The Company’s credit risk related to the commodity derivative instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair values of commodity derivative instruments.
Debt	Level 2	The carrying amounts of the Company’s variable rate debt approximate the fair values due to variable interest rates with short reset periods. The fair values of the Company’s fixed rate debt are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair value of the Company’s acquisition related contingent consideration is based on internal forecasts and the WACC derived from market data.

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, short-term investments, pension plan assets, commodity derivative instruments, debt and acquisition related contingent consideration:

	December 31, 2024
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$81,123	$81,123	$81,123	$—	$—
Short-term investments	301,210	301,210	283,547	17,663	—
Pension plan assets	49,617	49,617	34,655	14,962	—
Commodity derivative instruments	2,472	2,472	—	2,472	—
Liabilities:
Deferred compensation plan liabilities	81,123	81,123	81,123	—	—
Debt	1,786,348	1,803,500	—	1,803,500	—
Acquisition related contingent consideration	654,191	654,191	—	—	654,191

	December 31, 2023
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$64,769	$64,769	$64,769	$—	$—
Pension plan assets	47,321	47,321	24,153	23,168	—
Commodity derivative instruments	3,747	3,747	—	3,747	—
Liabilities:
Deferred compensation plan liabilities	64,769	64,769	64,769	—	—
Debt	599,159	579,000	—	579,000	—
Acquisition related contingent consideration	669,337	669,337	—	—	669,337

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2024	2023
Beginning balance - Level 3 liability	$669,337	$541,491
Payments of acquisition related contingent consideration	(64,312)	(28,208)
Reclassification to current payables	(10,000)	(3,300)
Increase in fair value	59,166	159,354
Ending balance - Level 3 liability	$654,191	$669,337

As of December 31, 2024 and December 31, 2023, a WACC of 9.3% and 8.5%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in 2024 was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by increases in the WACC used to calculate the fair value of the liability. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the consolidated statement of operations for 2024.

For the next five years (including in fiscal year 2025), the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

17.Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision (benefit) represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2024	2023	2022
Current:
Federal	$179,019	$158,475	$109,899
State	41,981	39,652	26,053
Total current provision	$221,000	$198,127	$135,952

Deferred:
Federal	$958	$(40,658)	$7,478
State	1,571	(8,363)	1,499
Total deferred provision (benefit)	$2,529	$(49,021)	$8,977

Income tax expense	$223,529	$149,106	$144,929

The Company’s effective income tax rate was 26.1% for 2024, 26.7% for 2023 and 25.2% for 2022. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense:

	Fiscal Year
	2024		2023		2022
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
Statutory expense	$179,898	21.0%	$117,071	21.0%	$120,768	21.0%
State income taxes, net of federal benefit	32,581	3.8	21,001	3.8	21,572	3.8
Nondeductible compensation	7,285	0.8	7,372	1.3	4,005	0.7
Meals, entertainment and travel expense	2,640	0.3	3,336	0.6	1,694	0.3
Valuation allowance change	1,414	0.2	701	0.1	(932)	(0.2)
Adjustment for uncertain tax positions	55	—	52	—	(1,351)	(0.2)
Other, net	(344)	—	(427)	(0.1)	(827)	(0.2)
Income tax expense	$223,529	26.1%	$149,106	26.7%	$144,929	25.2%

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2024, 2023 and 2022, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at December 31, 2024 and December 31, 2023 were not material.

The Company had uncertain tax positions, including accrued interest, of $0.4 million on both December 31, 2024 and December 31, 2023, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the consolidated financial statements.

A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2024	2023	2022
Beginning balance - gross uncertain tax positions	$330	$285	$1,254
Increase as a result of tax positions taken in the current year	105	105	105
Increase as a result of tax positions taken in a prior year	—	—	—
Reduction as a result of the expiration of the applicable statute of limitations	(61)	(60)	(1,074)
Ending balance - gross uncertain tax positions	$374	$330	$285

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Acquisition related contingent consideration	$160,120	$163,827
Accrued liabilities	35,912	32,516
Deferred compensation	34,308	27,017
Operating lease liabilities	28,299	31,443
Deferred revenue	25,474	26,750
Postretirement benefits	13,179	13,601
Transactional costs	2,670	3,101
Net operating loss carryforwards	754	437
Financing lease agreements	287	470
Other	956	3,511
Deferred income tax assets	$301,959	$302,673
Less: Valuation allowance for deferred tax assets	5,535	4,130
Net deferred income tax asset	$296,424	$298,543

Depreciation	$(212,926)	$(201,875)
Intangible assets	(167,428)	(170,504)
Right-of-use assets - operating leases	(27,499)	(30,034)
Prepaid expenses	(9,784)	(8,028)
Inventory	(8,547)	(11,425)
Patronage dividend	(3,181)	(5,112)
Deferred income tax liabilities	$(429,365)	$(426,978)

Net deferred income tax liability	$(132,941)	$(128,435)

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

The valuation allowance of $5.5 million on December 31, 2024 and $4.1 million on December 31, 2023 was established primarily for certain loss carryforwards and deferred compensation.

As of December 31, 2024, the Company had no federal net operating losses and $16.6 million of state net operating losses available to reduce future income taxes, which expire in varying amounts through 2045.

Prior tax years beginning in year 2021 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 2001 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

18.Benefit Plans

Executive Benefit Plans

In addition to the Company’s Director Deferral Plan, the Company has four executive benefit plans: the Supplemental Savings Incentive Plan, the Long-Term Retention Plan, the Officer Retention Plan and the Long-Term Performance Plan. The Company also has a Long-Term Performance Equity Plan, as discussed in Note 2.

Pursuant to the Supplemental Savings Incentive Plan, as amended and restated effective July 30, 2024, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service with the Company, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds determined by the participant. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2024, 2023 and 2022, the Company matched 50% of the first 6% of salary, excluding bonuses, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts.

Under the Director Deferral Plan, as amended and restated effective January 1, 2014, non-employee directors may defer payment of all or a portion of their annual retainer and meeting fees. There is no Company matching contribution under the Director Deferral Plan. The liability under these two deferral plans was as follows:

(in thousands)	December 31, 2024	December 31, 2023
Current liabilities	$10,424	$7,805
Noncurrent liabilities	89,293	82,458
Total liability - Supplemental Savings Incentive Plan and Director Deferral Plan	$99,717	$90,263

Under the Long-Term Retention Plan, as amended and restated effective July 30, 2024, the Company accrues a defined amount each year for an eligible participant based upon an award schedule. Amounts awarded may earn an investment return based on certain investment funds specified by the Company. Accrued benefits under the Long-Term Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the accrued benefit is fully vested at age 60. Participants receive payments from the plan upon retirement or, in certain instances, upon termination of employment. Payments are made in the form of monthly installments over a period of 10, 15 or 20 years. The liability under this plan was as follows:

(in thousands)	December 31, 2024	December 31, 2023
Current liabilities	$268	$219
Noncurrent liabilities	14,660	10,633
Total liability - Long-Term Retention Plan	$14,928	$10,852

Under the Officer Retention Plan, as amended and restated effective July 30, 2024, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10-, 15- or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Officer Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Accrued benefits under the Officer Retention Plan are 50% vested until age 51. Beginning at age 51, the vesting percentage increases by 5% each year until the accrued benefit is fully vested at age 60. The liability under this plan was as follows:

(in thousands)	December 31, 2024	December 31, 2023
Current liabilities	$3,489	$3,591
Noncurrent liabilities	32,486	35,663
Total liability - Officer Retention Plan	$35,975	$39,254

Under the Long-Term Performance Plan, as amended and restated effective July 30, 2024, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Long-Term Performance Plan are made to executive officers based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participant or of the subsidiary, division, department, region or function in which the participant is employed. The liability under this plan was as follows:

(in thousands)	December 31, 2024	December 31, 2023
Current liabilities	$9,588	$9,104
Noncurrent liabilities	9,541	8,975
Total liability - Long-Term Performance Plan	$19,129	$18,079

Pension Plans

The Company has historically sponsored two pension plans. The Primary Plan was frozen as of June 30, 2006 and no benefits accrued to participants after that date. During 2023, the Primary Plan was fully settled, as discussed below. The Bargaining Plan is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company updates its mortality assumptions used in the calculation of its pension liability each year using The Society of Actuaries’ latest mortality tables and mortality projection scales.

Primary Plan

During 2023, the Company recognized a settlement expense of $112.8 million in conjunction with the full settlement of the Primary Plan benefit liabilities. This settlement expense related primarily to the reclassification of the gross actuarial losses associated with the Primary Plan out of accumulated other comprehensive income (loss) and was recorded as pension plan settlement expense in the consolidated statement of operations for 2023. See Note 23 for additional information related to the impact on accumulated other comprehensive income (loss) of the Primary Plan settlement during 2023.

Bargaining Plan

The following tables set forth pertinent information for the Bargaining Plan:

	Fiscal Year
(in thousands)	2024	2023
Beginning balance - Bargaining Plan projected benefit obligation	$46,123	$39,177
Service cost	4,330	3,996
Interest cost	2,379	2,079
Plan amendments	—	5
Actuarial (gain) loss	(7,000)	1,652
Benefits paid	(897)	(786)
Ending balance - Bargaining Plan projected benefit obligation	$44,935	$46,123

Changes in Projected Benefit Obligation

The plan assets of the Bargaining Plan were in excess of the projected benefit obligation and the accumulated benefit obligation as of both December 31, 2024 and December 31, 2023. The accumulated benefit obligation associated with the Bargaining Plan was $44.9 million on December 31, 2024 and $46.1 million on December 31, 2023.

The increase in the discount rate for the Bargaining Plan, as compared to the previous year, was the primary driver of the actuarial gain in 2024. The decrease in the discount rate for the Bargaining Plan, as compared to the previous year, was the primary driver of the actuarial loss in 2023. The actuarial (gain) loss, net of tax, was recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

Change in Plan Assets

	Fiscal Year
(in thousands)	2024	2023
Beginning balance - Bargaining Plan assets at fair value	$47,321	$38,635
Actual return on plan assets	1,424	5,495
Employer contributions	2,000	4,300
Benefits and expenses paid	(1,128)	(1,109)
Ending balance - Bargaining Plan assets at fair value	$49,617	$47,321

Funded Status

(in thousands)	December 31, 2024	December 31, 2023
Projected benefit obligation	$(44,935)	$(46,123)
Plan assets at fair value	49,617	47,321
Net funded status - Bargaining Plan	$4,682	$1,198

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 31, 2024	December 31, 2023
Assets:
Noncurrent assets	$4,682	$1,198
Total asset - Bargaining Plan	$4,682	$1,198

Net Periodic Pension Cost

	Fiscal Year
(in thousands)	2024	2023	2022
Service cost	$4,330	$3,996	$6,586
Interest cost	2,379	2,079	1,664
Expected return on plan assets	(3,050)	(2,438)	(1,823)
Recognized net actuarial loss	—	—	402
Amortization of prior service costs	16	16	—
Net periodic pension cost - Bargaining Plan	$3,675	$3,653	$6,829

Significant Assumptions

	Fiscal Year
	2024	2023	2022
Projected benefit obligation at the measurement date:
Discount rate - Bargaining Plan	5.89%	5.16%	5.34%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Bargaining Plan	5.16%	5.34%	3.31%
Weighted average expected long-term rate of return of plan assets - Bargaining Plan(1)	7.00%	7.00%	5.50%
Weighted average rate of compensation increase	N/A	N/A	N/A

(1)The weighted average expected long-term rate of return assumption for the Bargaining Plan assets, which was used to compute net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions set at the beginning of each fiscal year.

Cash Flows

The anticipated future pension benefit payments as of December 31, 2024 were as follows:

(in thousands)	Anticipated Future Payment
2025	$1,162
2026	1,348
2027	1,557
2028	1,786
2029	2,006
2030 - 2034	14,142

The Company expects to make cash contributions to the Bargaining Plan of up to $5 million during fiscal year 2025.

Plan Assets

All assets in the Bargaining Plan are invested in institutional investment funds managed by professional investment advisors which hold U.S. and international equity and debt securities. The objective of the Company’s investment philosophy is to earn the Bargaining Plan’s targeted rate of return over longer periods without assuming excess investment risk. The weighted average expected long-term rate of return assumption for the Bargaining Plan assets, which will be used to compute fiscal year 2025 net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions in the context of historical returns and volatilities for each asset class. The Company evaluates the rate of return assumption on an annual basis.

The Company’s actual asset allocation at December 31, 2024 and December 31, 2023 and target asset allocation for fiscal year 2025 by asset category for the Bargaining Plan were as follows:

	Percentage of Bargaining Plan Assets at Fiscal Year-End		Target Asset Allocation
	2024	2023	2025
U.S. debt securities	50%	49%	50%
U.S. equity securities	26%	33%	26%
International debt securities	3%	1%	—%
International equity securities	13%	10%	10%
Cash and cash equivalents	1%	1%	2%
Other	7%	6%	12%
Total	100%	100%	100%

The expected long-term rate of return on assets for the Bargaining Plan as of December 31, 2024 was 7.00%.

Debt securities in the Bargaining Plan as of December 31, 2024 consisted primarily of investments in government and corporate bonds with a weighted average maturity of approximately 18 years. U.S. equity securities in the Bargaining Plan as of December 31, 2024 included large-capitalization, mid-capitalization and small-capitalization domestic equity funds represented by various indices. International equity securities in the Bargaining Plan as of December 31, 2024 included companies from both developed and emerging markets outside the United States. Other investments in the Bargaining Plan as of December 31, 2024 included alternative investment funds and other strategic opportunities. Cash and cash equivalents have a weighted average duration of less than one year.

The following table summarizes the Bargaining Plan assets, which are classified as Level 1 and Level 2 for fair value measurement. The Company does not have any Level 3 pension plan assets. See Note 16 for additional information.

(in thousands)	December 31, 2024	December 31, 2023
Pension plan assets - fixed income	$26,243	$23,824
Pension plan assets - equity securities	19,468	20,550
Pension plan assets - cash and cash equivalents	671	228
Pension plan assets - other	3,235	2,719
Total pension plan assets	$49,617	$47,321

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements and for certain employees who are part of collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contribution for employees who are part of collective bargaining agreements is determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $32.7 million in 2024, $30.5 million in 2023 and $26.8 million in 2022.

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

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2024	2023
Benefit obligation at beginning of year	$63,828	$55,299
Service cost	1,163	1,085
Interest cost	3,102	2,761
Plan participants’ contributions	707	767
Actuarial (gain) loss	(2,920)	7,986
Benefits paid	(3,780)	(4,070)
Benefit obligation at end of year	$62,100	$63,828

Updates to demographic assumptions and the increase in the discount rate for the postretirement benefit plan, as compared to the previous year, partially offset by updates to claims trends, were the primary drivers of the actuarial gain in 2024. The decrease in the discount rate for the postretirement benefit plan, as compared to the previous year, was the primary driver of the actuarial loss in 2023. The actuarial (gain) loss, net of tax, was recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2024	2023
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,073	3,303
Plan participants’ contributions	707	767
Benefits paid	(3,780)	(4,070)
Fair value of plan assets at end of year	$—	$—

Funded Status

(in thousands)	December 31, 2024	December 31, 2023
Current liabilities	$(3,598)	$(3,214)
Noncurrent liabilities	(58,502)	(60,614)
Total liability - postretirement benefits	$(62,100)	$(63,828)

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2024	2023	2022
Service cost	$1,163	$1,085	$1,458
Interest cost	3,102	2,761	1,923
Recognized net actuarial loss	44	—	444
Net periodic postretirement benefit cost	$4,309	$3,846	$3,825

Significant Assumptions

	Fiscal Year
	2024	2023	2022
Benefit obligation at the measurement date:
Weighted average healthcare cost trend rate - Pre-Medicare	8.45%	7.88%	6.58%
Weighted average healthcare cost trend rate - Post-Medicare	9.73%	8.65%	6.89%
Benefit obligation discount rate	5.68%	5.02%	5.19%
Net periodic postretirement benefit cost discount rate for fiscal year	5.02%	5.19%	2.98%

Postretirement benefit expense - Pre-Medicare:
Weighted average healthcare cost trend rate	7.88%	6.58%	6.04%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2033	2032	2029

Postretirement benefit expense - Post-Medicare:
Weighted average healthcare cost trend rate	8.65%	6.89%	6.29%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2033	2032	2029

Cash Flows

The anticipated future postretirement benefit payments reflecting expected future service as of December 31, 2024 were as follows:

(in thousands)	Anticipated Future Payment
2025	$3,598
2026	4,020
2027	4,514
2028	4,858
2029	4,907
2030 - 2034	26,237

Accumulated Other Comprehensive Income (Loss)

A reconciliation of the gross amounts in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost associated with the plans discussed above is as follows:

(in thousands)	December 31, 2023	Actuarial Gain	Reclassification Adjustments	December 31, 2024
Bargaining Plan:
Actuarial gain	$218	$5,144	$—	$5,362
Prior service costs	(147)	—	16	(131)
Postretirement Medical:
Actuarial loss	(7,216)	2,920	44	(4,252)
Total within accumulated other comprehensive income (loss)	$(7,145)	$8,064	$60	$979

As of both December 31, 2024 and December 31, 2023, there were no gross actuarial losses or prior service costs included in accumulated other comprehensive income (loss) associated with the Primary Plan.

Multiemployer Pension Plans

Certain employees of the Company whose employment is covered under collective bargaining agreements participate in a multiemployer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (the “Teamsters Plan”). The Company makes monthly contributions to the Teamsters Plan on behalf of such employees. The collective bargaining agreements covering the Teamsters Plan expire at various times through 2027. The Company expects these agreements will be renegotiated.

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

	Fiscal Year
(in thousands)	2024	2023	2022
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$1,032	$999	$959

According to the Teamsters Plan’s Form 5500 for both the plan years ended December 31, 2023 and December 31, 2022, the Company was not listed as providing more than 5% of the total contributions. At the date these consolidated financial statements were issued, a Form 5500 was not available for the plan year ended December 31, 2024.

The Company has a liability recorded for withdrawing from a multiemployer pension plan in 2008 and is required to make payments of approximately $1 million to this multiemployer pension plan each year through 2028. As of December 31, 2024, the Company had $3.2 million remaining on this liability.

19.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Noncurrent portion of acquisition related contingent consideration	$590,209	$604,809
Accruals for executive benefit plans	163,444	153,428
Noncurrent deferred proceeds from related parties	97,112	100,176
Other	8,794	8,086
Total other liabilities	$859,559	$866,499

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

20.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public / Nonpublic	December 31, 2024	December 31, 2023
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	3.800%	Semi-annually	Public	$350,000	$350,000
Senior notes	10/10/2026	3.930%	Quarterly	Nonpublic	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	5.250%	Semi-annually	Public	700,000	—
Revolving credit facility(3)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	5.450%	Semi-annually	Public	500,000	—
Unamortized discount on senior bonds(1)(2)(4)	Various				(1,482)	(17)
Debt issuance costs					(12,170)	(824)
Total debt					1,786,348	599,159
Less: Current portion of debt(1)					349,699	—
Total long-term debt					$1,436,649	$599,159

(1)The 2025 Senior Bonds were issued at 99.975% of par. As of December 31, 2024, the 2025 Senior Bonds, net of debt issuance costs and unamortized discount, were classified as current portion of debt in the consolidated balance sheets.
(2)The 2029 Senior Bonds were issued at 99.843% of par.
(3)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(4)The 2034 Senior Bonds were issued at 99.893% of par.

The principal maturities of debt outstanding on December 31, 2024 were as follows:

(in thousands)	Debt Maturities
2025	$350,000
2026	100,000
2027	—
2028	—
2029	700,000
Thereafter	650,000
Total debt	$1,800,000

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On May 29, 2024, the Company completed the issuance and sale of $700 million aggregate principal amount of the 2029 Senior Bonds and $500 million aggregate principal amount of the 2034 Senior Bonds. The 2029 Senior Bonds and the 2034 Senior Bonds are the Company’s senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. The 2029 Senior Bonds mature on June 1, 2029 and the 2034 Senior Bonds mature on June 1, 2034, in each case, unless earlier redeemed or repurchased by the Company. The 2029 Senior Bonds bear interest at a rate of 5.250% per annum and the 2034 Senior Bonds bear interest at a rate of 5.450% per annum. The Company pays interest on the 2029 Senior Bonds and the 2034 Senior Bonds semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2024.

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

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including the Revolving Credit Facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2024. These covenants have not restricted the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

21.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 26.5 million cases, 25.3 million cases and 26.9 million cases of finished product from SAC in 2024, 2023 and 2022, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2024	2023	2022
Purchases from Southeastern	$142,208	$146,898	$153,967
Purchases from SAC	213,317	200,239	193,261
Total purchases from manufacturing cooperatives	$355,525	$347,137	$347,228

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of December 31, 2024, the ratio of SAC’s total liabilities to SAC’s shareholders’ equity was such that the Company was not required to guarantee any of SAC’s debt. As of December 31, 2023, the amount of the Company’s guarantee of SAC’s debt was $9.5 million. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of December 31, 2024, and there was no impairment identified in 2024, 2023 or 2022.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $39.0 million on December 31, 2024 and $37.6 million on December 31, 2023.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2024, the future payments related to these contractual arrangements, which expire at various dates through 2034, amounted to $135.5 million.

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

The Company faces concentration risks related to a few customers comprising a large portion of the Company’s annual sales volume and net sales. The table below summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales, which are included in the Nonalcoholic Beverages segment, that such volume represents. No other customer represented greater than 10% of the Company’s total net sales for any of the years presented.

	Fiscal Year
	2024	2023	2022
Approximate percent of the Company’s total bottle/can sales volume:
Walmart Inc.(1)	21%	21%	20%
The Kroger Co.(2)	15%	14%	14%
Total approximate percent of the Company’s total bottle/can sales volume	36%	35%	34%

Approximate percent of the Company’s total net sales:
Walmart Inc.(1)	17%	17%	16%
The Kroger Co.(2)	12%	11%	11%
Total approximate percent of the Company’s total net sales	29%	28%	27%

(1)Includes bottle/can sales volume related to the Walmart, Sam’s Club and Walmart Neighborhood Market chains.
(2)Includes bottle/can sales volume related to the Kroger and Harris Teeter chains.

The Company purchases all of the plastic bottles used in its manufacturing plants from Southeastern and Western Container, two manufacturing cooperatives the Company co-owns with several other Coca‑Cola bottlers, and all of its aluminum cans from two domestic suppliers. See Note 2 and Note 21 for additional information.

The Company is exposed to price risk on commodities such as aluminum, corn and PET resin (a petroleum- or plant-based product), which affects the cost of raw materials used in the production of its finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high-fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on crude oil, which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs, including programs administered by CCBSS and programs the Company administers.

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

Approximately 15% of the Company’s workforce is covered by collective bargaining agreements. The Company’s collective bargaining agreements, which generally have three- to five-year terms, expire at various dates through 2029. Terms and conditions of new labor union agreements could increase the Company’s exposure to work interruptions or stoppages.

23.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is composed of adjustments to the Company’s pension and postretirement medical benefit plans, unrealized gains/losses on the Company’s short-term investments and the foreign currency translation for a subsidiary of the Company that performs data analysis and formerly provided consulting services outside the United States.

Following is a summary of AOCI(L) for 2024, 2023 and 2022:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2023	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2024
Net pension activity:
Actuarial gain	$533	$5,144	$(1,259)	$—	$—	$4,418
Prior service costs	(97)	—	—	16	(4)	(85)
Net postretirement benefits activity:
Actuarial gain	721	2,920	(715)	44	(10)	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain on short-term investments	—	33	(8)	—	—	25
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(4,276)	$8,097	$(1,982)	$60	$(14)	$1,885

As of both December 31, 2024 and December 31, 2023, there were no gross actuarial losses or prior service costs included in AOCI(L) associated with the Primary Plan, as the Primary Plan settlement was completed during 2023. All pension activity during 2024 was related to the Bargaining Plan.

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2023
Net pension activity:
Actuarial loss	$(71,140)	$3,036	$(744)	$1,946	$(476)	$(67,378)
Prior service costs	(105)	(5)	1	16	(4)	(97)
Pension plan settlement	—	—	—	112,796	(44,885)	67,911
Net postretirement benefits activity:
Actuarial gain	6,752	(7,986)	1,955	—	—	721
Prior service costs	(624)	—	—	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	—	—	14,911	(4,809)
Total AOCI(L)	$(84,837)	$(4,955)	$1,212	$114,758	$(30,454)	$(4,276)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2021	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2022
Net pension activity:
Actuarial loss	$(78,882)	$6,263	$(1,533)	$3,990	$(978)	$(71,140)
Prior service credits (costs)	11	(154)	38	—	—	(105)
Net postretirement benefits activity:
Actuarial (loss) gain	(1,239)	10,138	(2,481)	444	(110)	6,752
Prior service costs	(624)	—	—	—	—	(624)
Foreign currency translation adjustment	(9)	—	—	11	(2)	—
Reclassification of stranded tax effects	(19,720)	—	—	—	—	(19,720)
Total AOCI(L)	$(100,463)	$16,247	$(3,976)	$4,445	$(1,090)	$(84,837)

24.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2024	2023	2022
Short-term investments	$(5,142)	$—	$—
Accounts receivable, trade	(11,720)	(23,886)	(59,777)
Allowance for doubtful accounts	(1,386)	(59)	(1,217)
Accounts receivable from The Coca-Cola Company	(37,935)	(16,150)	21,951
Accounts receivable, other	26,889	(12,902)	(20,753)
Inventories	(8,463)	25,613	(44,694)
Prepaid expenses and other current assets	(7,746)	5,682	(16,201)
Accounts payable, trade	(36,496)	17,096	23,417
Accounts payable to The Coca-Cola Company	47,772	(23,284)	17,112
Other accrued liabilities	8,693	37,017	(10,649)
Accrued compensation	21,760	20,011	16,027
Change in current assets less current liabilities	$(3,774)	$29,138	$(74,784)

The Company had the following net cash payments during the period for income taxes and interest:

	Fiscal Year
(in thousands)	2024	2023	2022
Income taxes	$223,975	$200,812	$140,988
Interest	56,094	23,960	28,086

The Company had the following significant non-cash financing and investing activities:

	Fiscal Year
(in thousands)	2024	2023	2022
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$44,946	$59,014	$44,775
Right-of-use assets obtained in exchange for operating lease obligations	17,280	10,215	25,130
Dividends declared but not yet paid	—	154,666	32,808
Reductions to leased property under financing leases	—	—	55,465

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, which is included in “Item 8. Financial Statements and Supplementary Data” of this report.

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca‑Cola Consolidated, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Consolidated, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition Related Contingent Consideration Liability

As described in Notes 1, 2, and 16 to the consolidated financial statements, the fair value of the acquisition related contingent consideration liability was $654.2 million as of December 31, 2024, which consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (as amended, collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, LLC (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants. Pursuant to the CBA, the Company is required to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value by using a probability weighted discounted cash flow model and discounting future expected acquisition related sub-bottling payments required under the CBA using the Company’s estimated weighted average cost of capital (“WACC”). These future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally forty years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the acquisition related sub-bottling payments that will be made in the future under the CBA, and current acquisition related sub-bottling payments.

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
February 20, 2025

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the consolidated financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 are included in “Item 8. Financial Statements and Supplementary Data” of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information About Our Executive Officers” included as a separate item at the end of Part I of this report, which is incorporated herein by reference. For information with respect to the directors of the Company, see “Proposal 1: Election of Directors” in the definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which is incorporated herein by reference. For information with respect to the Company’s insider trading policies and procedures, see the “Corporate Governance – The Board of Directors” section of the 2025 Proxy Statement, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2025 Proxy Statement, which is incorporated herein by reference. For information with respect to compliance with Section 16(a) of the Exchange Act, see the “Delinquent Section 16(a) Reports” section of the 2025 Proxy Statement, which is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Code of Ethics applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website, www.cokeconsolidated.com.

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

Item 11.Executive Compensation.

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2025 Proxy Statement, which are incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors, Director Nominees and Executive Officers” sections of the 2025 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2025 Proxy Statement, which is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Policy for Review of Related Person Transactions” and “Corporate Governance – Related Person Transactions” sections of the 2025 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2025 Proxy Statement, which is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this report.

1.Financial Statements

2.Financial Statement Schedule

The Financial Statement Schedule included under Item 15 hereof, as required for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, consisted of the following:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 0-9286).
3.4	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	Description of Securities of the Company.	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 0-9286).
4.2	Specimen of Common Stock Certificate of the Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019 (File No. 0‑9286).
4.3	Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
4.4	Second Supplemental Indenture, dated as of November 25, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.5	Form of 3.800% Senior Notes due 2025 (included in Exhibit 4.4 above).	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 25, 2015 (File No. 0‑9286).
4.6	Indenture, dated as of December 15, 2020, between the Company and Truist Bank, as successor trustee.	Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on December 15, 2020 (File No. 333-251358).
4.7	First Supplemental Indenture, dated as of May 21, 2024, by and among the Company, U.S. Bank Trust Company, National Association, as prior trustee, and Truist Bank, as successor trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2024 (File No. 0-9286).
4.8	Second Supplemental Indenture, dated as of May 29, 2024, by and between the Company and Truist Bank, as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
4.9	Form of 5.250% Senior Notes due 2029 (included in Exhibit 4.8 above).	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
4.10	Form of 5.450% Senior Notes due 2034 (included in Exhibit 4.8 above).	Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
10.1
Amended and Restated Credit Agreement, dated as of June 10, 2024, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto.
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024 (File No. 0-9286).
10.2	Note Purchase and Private Shelf Agreement, dated March 6, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0‑9286).
10.3	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.4	Note Purchase and Private Shelf Agreement, dated January 23, 2019, by and among the Company, MetLife Investment Advisors, LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.5	Incidence Agreement, dated February 5, 2019, by and between the Company and The Coca‑Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.6+
National Product Supply Governance Agreement, dated October 30, 2015, by and among the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Coca‑Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.
Filed herewith.
10.7+
First Amendment to National Product Supply Governance Agreement, dated October 26, 2018, by and among the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Swire Pacific Holdings Inc. d/b/a Swire Coca‑Cola USA and the other parties thereto.
Filed herewith.
10.8+
Limited Liability Company Agreement of CONA Services LLC, dated as of January 27, 2016, by and among the Company, The Coca‑Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.
Filed herewith.
10.9+
Amendment No. 1 to Limited Liability Company Agreement of CONA Services LLC, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.
Filed herewith.
10.10+
Amendment No. 2 to Limited Liability Company Agreement of CONA Services LLC, effective as of February 22, 2017, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.
Filed herewith.
10.11
Amendment No. 3 to Limited Liability Company Agreement of CONA Services LLC, dated as of August 5, 2020 and effective as of January 1, 2019, by and among the Company, The Coca‑Cola Company and the other bottlers named therein.
Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 0‑9286).
10.12++
Amendment No. 4 to Limited Liability Company Agreement of CONA Services LLC, effective as of July 2, 2024, by and among the Company, The Coca-Cola Company, North America Operating Unit, CONA Services LLC and the other bottlers named therein.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (File No. 0‑9286).
10.13+	Amended and Restated Master Services Agreement, dated as of October 2, 2017, by and between the Company and CONA Services LLC.	Filed herewith.
10.14	Omnibus Letter Agreement, dated March 31, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.15	Amended and Restated Ancillary Business Letter, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.16+	Comprehensive Beverage Agreement, dated March 31, 2017, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.17+
Comprehensive Beverage Agreement, dated March 31, 2017, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company (as successor in interest to Piedmont Coca‑Cola Bottling Partnership), and The Coca‑Cola Company.
Filed herewith.
10.18+	First Amendment to Comprehensive Beverage Agreement, dated April 28, 2017, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.19+
Amendment to Comprehensive Beverage Agreements, dated October 2, 2017, by and among the Company, CCBCC Operations, LLC, a wholly owned subsidiary of the Company (as successor in interest to Piedmont Coca‑Cola Bottling Partnership), The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and CCBC of Wilmington, Inc.
Filed herewith.
10.20+	Third Amendment to Comprehensive Beverage Agreement, dated December 26, 2017, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.21+	Fourth Amendment to Comprehensive Beverage Agreement, dated April 30, 2018, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.22+	Fifth Amendment to Comprehensive Beverage Agreement, dated August 20, 2018, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.23+
Sixth Amendment to Comprehensive Beverage Agreement, dated September 9, 2019, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, LLC (formerly known as Coca-Cola Refreshments USA, Inc.)
Filed herewith.
10.24+	Seventh Amendment to Comprehensive Beverage Agreement, dated October 1, 2024, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, LLC	Filed herewith.
10.25	Second Amendment to Comprehensive Beverage Agreement, dated December 31, 2021, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and The Coca-Cola Company.	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0‑9286).
10.26+	Third Amendment to Comprehensive Beverage Agreement, dated October 1, 2024, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and The Coca-Cola Company.	Filed herewith.
10.27+	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Filed herewith.
10.28	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.29	Second Amendment to Regional Manufacturing Agreement, dated October 2, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
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
10.33++
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
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022 (File No. 0-9286).
10.35	Purchase Agreement, dated as of May 6, 2024, by and between the Company and Carolina Coca-Cola Bottling Investments, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2024 (File No. 0-9286).
10.36*	Coca-Cola Consolidated, Inc. Annual Bonus Plan, amended and restated effective as of July 30, 2024.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (File No. 0‑9286).
10.37*	Coca-Cola Consolidated, Inc. Long-Term Performance Plan, amended and restated effective as of July 30, 2024.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (File No. 0‑9286).
10.38*	Coca-Cola Consolidated, Inc. Supplemental Savings Incentive Plan, amended and restated effective as of July 30, 2024.	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.39*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0‑9286).
10.40*	Amendment No. 1, dated December 10, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.41*	Coca-Cola Consolidated, Inc. Officer Retention Plan, amended and restated effective as of July 30, 2024.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (File No. 0‑9286).
10.42*	Coca-Cola Consolidated, Inc. Long-Term Retention Plan, amended and restated effective as of July 30, 2024.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (File No. 0‑9286).
10.43*	Coca-Cola Consolidated, Inc. Long-Term Performance Equity Plan, amended and restated effective as of July 30, 2024.	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (File No. 0‑9286).
10.44*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. Nonqualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.45*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. and CCBCC Operations, LLC Qualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.46*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, by and between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.47*	Consulting Agreement, dated as of March 3, 2020, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2020 (File No. 0‑9286).
10.48*	First Amendment to Consulting Agreement, dated as of June 10, 2022, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022 (File No. 0‑9286).
19	Coca-Cola Consolidated, Inc. Insider Trading Policy.	Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
21	List of Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97*	Coca-Cola Consolidated, Inc. Incentive-Based Compensation Recovery Policy.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

+	Certain portions of this exhibit that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S‑K.
++	Certain schedules or similar supporting attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K, and the Company agrees to furnish, on a supplemental basis, a copy of any omitted schedule or similar supporting attachment to the SEC upon request.
*	Indicates a management contract or compensatory plan or arrangement.

(b)Exhibits.

See Item 15(a)(3) above.

(c)Financial Statement Schedules.

See Item 15(a)(2) above.

Item 16.Form 10-K Summary.

None.

Schedule II

COCA-COLA CONSOLIDATED, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2024	2023	2022
Beginning balance - allowance for doubtful accounts	$16,060	$16,119	$17,336
Additions charged to expenses and as a reduction to net sales	3,730	4,139	4,326
Deductions	(5,116)	(4,198)	(5,543)
Ending balance - allowance for doubtful accounts	$14,674	$16,060	$16,119

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2024	2023	2022
Beginning balance - valuation allowance for deferred tax assets	$4,130	$3,428	$4,372
Additions charged to costs and expenses	1,405	702	—
Deductions credited to expense	—	—	(944)
Ending balance - valuation allowance for deferred tax assets	$5,535	$4,130	$3,428

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: February 20, 2025	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors and	February 20, 2025
	J. Frank Harrison, III	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ F. Scott Anthony	Executive Vice President and Chief Financial Officer	February 20, 2025
	F. Scott Anthony	(Principal Financial Officer)

By:	/s/ Matthew J. Blickley	Senior Vice President, Financial Planning and	February 20, 2025
	Matthew J. Blickley	Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Elaine Bowers Coventry	Director	February 20, 2025
Elaine Bowers Coventry

By:	/s/ Sharon A. Decker	Director	February 20, 2025
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice Chair of the Board of Directors	February 20, 2025
Morgan H. Everett

By:	/s/ James R. Helvey, III	Director	February 20, 2025
James R. Helvey, III

By:	/s/ Jason D. Hickey	Director	February 20, 2025
Jason D. Hickey

By:	/s/ William H. Jones	Director	February 20, 2025
William H. Jones

By:	/s/ Umesh M. Kasbekar	Non-Executive Vice Chairman of the Board of Directors	February 20, 2025
Umesh M. Kasbekar

By:	/s/ David M. Katz	Director	February 20, 2025
David M. Katz

By:	/s/ James H. Morgan	Director	February 20, 2025
James H. Morgan

By:	/s/ Dennis A. Wicker	Lead Independent Director	February 20, 2025
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 20, 2025
Richard T. Williams