Form 10-Q
period 2025-03-28
Coca-Cola Consolidated, Inc.
filed 2025-04-30
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 18, 2025, there were 7,713,088 shares of the registrant’s Common Stock, par value $1.00 per share, and 1,004,696 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2025

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter
(in thousands, except per share data)	2025	2024
Net sales	$1,579,977	$1,591,626
Cost of sales	952,873	951,067
Gross profit	627,104	640,559
Selling, delivery and administrative expenses	437,284	425,153
Income from operations	189,820	215,406
Interest expense (income), net	6,874	(2,716)
Mark-to-market on acquisition related contingent consideration	42,728	(5,541)
Other expense, net	745	828
Income before taxes	139,473	222,835
Income tax expense	35,862	57,094
Net income	$103,611	$165,741

Basic net income per share:
Common Stock	$11.88	$17.68
Weighted average number of Common Stock shares outstanding	7,713	8,369

Class B Common Stock	$11.88	$17.68
Weighted average number of Class B Common Stock shares outstanding	1,005	1,005

Diluted net income per share:
Common Stock	$11.87	$17.66
Weighted average number of Common Stock shares outstanding – assuming dilution	8,726	9,387

Class B Common Stock	$11.86	$17.46
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	1,013	1,018

Cash dividends per share:
Common Stock	$2.50	$16.50
Class B Common Stock	$2.50	$16.50

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(in thousands)	2025	2024
Net income	$103,611	$165,741

Other comprehensive loss, net of tax:
Defined benefit plan reclassification including pension costs:
Actuarial loss	(6)	—
Prior service credits	3	3
Postretirement benefits reclassification including benefit costs:
Actuarial gain	—	20
Unrealized loss on short-term investments	(11)	(176)
Other comprehensive loss, net of tax	(14)	(153)
Comprehensive income	$103,597	$165,588

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 28, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,151,805	$1,135,824
Short-term investments	340,050	301,210
Accounts receivable, trade	557,186	567,653
Allowance for doubtful accounts	(14,010)	(14,674)
Accounts receivable from The Coca‑Cola Company	96,685	89,871
Accounts receivable, other	45,287	40,692
Inventories	340,214	330,395
Prepaid expenses and other current assets	96,217	96,331
Total current assets	2,613,434	2,547,302
Property, plant and equipment, net	1,537,547	1,505,267
Right-of-use assets - operating leases	107,099	112,351
Leased property under financing leases, net	2,727	3,138
Other assets	185,526	181,048
Goodwill	165,903	165,903
Distribution agreements, net	786,029	792,252
Customer lists, net	5,473	5,878
Total assets	$5,403,738	$5,313,139

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$23,199	$23,257
Current portion of obligations under financing leases	2,660	2,685
Accounts payable, trade	328,387	334,878
Accounts payable to The Coca‑Cola Company	234,901	187,271
Other accrued liabilities	266,906	246,687
Accrued compensation	84,357	168,692
Current portion of debt	349,781	349,699
Total current liabilities	1,290,191	1,313,169
Deferred income taxes	168,215	132,941
Pension and postretirement benefit obligations	58,914	58,502
Other liabilities	860,595	859,559
Noncurrent portion of obligations under operating leases	87,520	92,362
Noncurrent portion of obligations under financing leases	1,721	2,346
Long-term debt	1,437,168	1,436,649
Total liabilities	3,904,324	3,895,528
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 30,000,000 shares authorized; 10,832,748 shares issued	10,833	10,833
Class B Common Stock, $1.00 par value: 10,000,000 shares authorized; 1,632,810 shares issued	1,633	1,633
Additional paid-in capital	135,953	135,953
Retained earnings	1,477,000	1,395,183
Accumulated other comprehensive income	1,871	1,885
Treasury stock, at cost: Common Stock – 3,119,660 shares	(127,467)	(127,467)
Treasury stock, at cost: Class B Common Stock – 628,114 shares	(409)	(409)
Total equity	1,499,414	1,417,611
Total liabilities and equity	$5,403,738	$5,313,139

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$103,611	$165,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	47,511	40,888
Amortization of intangible assets and deferred proceeds, net	5,862	5,863
Fair value adjustment of acquisition related contingent consideration	42,728	(5,541)
Deferred income taxes	35,278	56,616
Loss on sale of property, plant and equipment	1,369	670
Amortization of debt costs	835	251
Change in current assets less current liabilities	(19,676)	(44,257)
Change in other noncurrent assets	6,476	(781)
Change in other noncurrent liabilities	(25,823)	(25,177)
Total adjustments	94,560	28,532
Net cash provided by operating activities	$198,171	$194,273

Cash Flows from Investing Activities:
Purchases of short-term investments	$(150,157)	$(183,806)
Proceeds from the disposal of short-term investments	112,755	1,116
Additions to property, plant and equipment	(97,866)	(77,040)
Investment in equity method investees	(4,584)	(3,632)
Proceeds from the sale of property, plant and equipment	157	100
Net cash used in investing activities	$(139,695)	$(263,262)

Cash Flows from Financing Activities:
Cash dividends paid	$(21,794)	$(154,666)
Payments of acquisition related contingent consideration	(19,819)	(9,700)
Payments on financing lease obligations	(650)	(601)
Debt issuance fees	(232)	(53)
Net cash used in financing activities	$(42,495)	$(165,020)

Net increase (decrease) in cash during period	$15,981	$(234,009)
Cash at beginning of period	1,135,824	635,269
Cash at end of period	$1,151,805	$401,260

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$27,986	$24,310
Right-of-use assets obtained in exchange for operating lease obligations	223	74

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2024	$10,833	$1,633	$135,953	$1,395,183	$1,885	$(127,467)	$(409)	$1,417,611
Net income	—	—	—	103,611	—	—	—	103,611
Other comprehensive loss, net of tax	—	—	—	—	(14)	—	—	(14)
Dividends declared:
Common Stock ($2.50 per share)	—	—	—	(19,282)	—	—	—	(19,282)
Class B Common Stock ($2.50 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Balance on March 28, 2025	$10,833	$1,633	$135,953	$1,477,000	$1,871	$(127,467)	$(409)	$1,499,414

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2023	$11,431	$1,633	$135,953	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598
Net income	—	—	—	165,741	—	—	—	165,741
Other comprehensive loss, net of tax	—	—	—	—	(153)	—	—	(153)
Dividends declared:
Common Stock ($0.00 per share)	—	—	—	—	—	—	—	—
Class B Common Stock ($0.00 per share)	—	—	—	—	—	—	—	—
Balance on March 29, 2024	$11,431	$1,633	$135,953	$1,517,852	$(4,429)	$(60,845)	$(409)	$1,601,186

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of March 28, 2025 and December 31, 2024.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended March 28, 2025 (the “first quarter” of fiscal 2025 (“2025”)) and March 29, 2024 (the “first quarter” of fiscal 2024 (“2024”)).
•The changes in cash flows for the first quarter of 2025 and the first quarter of 2024.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2024 filed with the United States Securities and Exchange Commission.

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

Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of its results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for 2024 under the caption “Discussion of Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting estimates, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and that require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Any changes in critical accounting estimates are discussed with the Audit Committee of the Company’s Board of Directors during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker (the “CODM”). It also requires disclosure and a description of the composition of other amounts by reportable segment, disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods and disclosure of the CODM’s title and process for assessing a reportable segment’s profit or loss. The new guidance was effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024, noting no material impact on its consolidated financial statements. See Note 4 for disclosure related to the Company’s segment reporting.

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

2.    Related Party Transactions

J. Frank Harrison, III

As of March 28, 2025, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 1,004,394 shares of the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”), which represented approximately 72% of the total voting power of the Company’s outstanding Common Stock, par value $1.00 per share (“Common Stock”), and Class B Common Stock on a consolidated basis.

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of March 28, 2025, The Coca‑Cola Company owned shares of Common Stock representing approximately 7% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2025	2024
Payments made by the Company to The Coca-Cola Company(1)	$443,256	$457,244
Payments made by The Coca-Cola Company to the Company	80,045	55,398

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

Coca‑Cola Refreshments USA, LLC (“CCR”)

The Company, The Coca‑Cola Company and CCR entered into comprehensive beverage agreements (as amended, collectively, the “CBA”), related to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants (the “System Transformation”). The CBA requires the Company to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. These acquisition related sub-bottling payments are based on gross profit derived from the Company’s sales of certain beverages and beverage products that are sold under the same trademarks that identify a covered beverage, a beverage product or certain cross-licensed brands applicable to the System Transformation.

Acquisition related sub-bottling payments to CCR were $19.8 million in the first quarter of 2025 and $9.7 million in the first quarter of 2024. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	March 28, 2025	December 31, 2024
Current portion of acquisition related contingent consideration	$72,520	$63,982
Noncurrent portion of acquisition related contingent consideration	609,280	590,209
Total acquisition related contingent consideration	$681,800	$654,191

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.5 million as of March 28, 2025 and $20.9 million as of December 31, 2024.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $27.6 million as of March 28, 2025 and $25.3 million as of December 31, 2024. The Company also guarantees a portion of SAC’s debt; see Note 21 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $2.3 million in both the first quarter of 2025 and the first quarter of 2024.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $16.2 million on March 28, 2025 and $14.5 million on December 31, 2024, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $29.1 million as of March 28, 2025 and $27.5 million as of December 31, 2024.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $6.0 million in the first quarter of 2025 and $5.7 million in the first quarter of 2024.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $18.5 million on March 28, 2025 and $19.3 million on December 31, 2024. Rental payments for this lease were $1.0 million in both the first quarter of 2025 and the first quarter of 2024.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $2.1 million in the first quarter of 2025 and $2.0 million in the first quarter of 2024.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 98% of the Company’s net sales in both the first quarter of 2025 and the first quarter of 2024.

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

The following table represents a disaggregation of revenue from contracts with customers:

	First Quarter
(in thousands)	2025	2024
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,555,765	$1,561,145
Total point in time net sales	$1,555,765	$1,561,145

Over time net sales:
Nonalcoholic Beverages - over time	$13,235	$13,567
All Other - over time	10,977	16,914
Total over time net sales	$24,212	$30,481

Total net sales	$1,579,977	$1,591,626

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $5.3 million as of March 28, 2025 and $5.2 million as of December 31, 2024.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first quarter of 2025 and the first quarter of 2024:

	First Quarter
(in thousands)	2025	2024
Beginning balance - allowance for credit losses	$9,524	$11,560
Additions charged to expenses and as a reduction to net sales	290	725
Deductions	(1,079)	(510)
Ending balance - allowance for credit losses	$8,735	$11,775

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

The Company has three operating segments, each identified by its unique products and services. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments, which include Data Ventures, Inc. and the Red Classic subsidiaries, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.” The accounting policies of the Nonalcoholic Beverages segment are the same as those described in the summary of significant accounting policies presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2024.

The CODM uses net sales, gross profit and income from operations in the annual budgeting and forecasting process. Monthly, the CODM considers budget-to-actual variances and current year to prior year variances for these profit measures when making strategic business decisions and allocating resources to Company operations.

The Company’s segment results are as follows:

	First Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,569,000	$75,988	$(65,011)	$1,579,977
Cost of goods sold	954,935	45,293	(47,355)	952,873
Gross profit	614,065	30,695	(17,656)	627,104
Selling, delivery and administrative expenses:
Payroll costs(2)	$265,933	$12,772	$—	$278,705
Fleet costs(3)	23,827	7,683	—	31,510
Depreciation and amortization expense(4)	28,254	538	—	28,792
All other segment items(5)	108,808	7,125	(17,656)	98,277
Total selling, delivery and administrative expenses	426,822	28,118	(17,656)	437,284
Income from operations	$187,243	$2,577	$—	$189,820

Total depreciation and amortization expense(4)	$48,048	$5,325	$—	$53,373

	First Quarter 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,574,712	$88,102	$(71,188)	$1,591,626
Cost of goods sold	946,456	56,761	(52,150)	951,067
Gross profit	628,256	31,341	(19,038)	640,559
Selling, delivery and administrative expenses:
Payroll costs(2)	$262,697	$13,276	$—	$275,973
Fleet costs(3)	26,078	8,115	—	34,193
Depreciation and amortization expense(4)	25,057	493	—	25,550
All other segment items(5)	102,282	6,193	(19,038)	89,437
Total selling, delivery and administrative expenses	416,114	28,077	(19,038)	425,153
Income from operations	$212,142	$3,264	$—	$215,406

Total depreciation and amortization expense(4)	$43,098	$3,653	$—	$46,751

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

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2025	2024
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$103,611	$165,741
Less dividends:
Common Stock	19,282	138,088
Class B Common Stock	2,512	16,578
Total undistributed earnings	$81,817	$11,075

Common Stock undistributed earnings – basic	$72,385	$9,888
Class B Common Stock undistributed earnings – basic	9,432	1,187
Total undistributed earnings – basic	$81,817	$11,075

Common Stock undistributed earnings – diluted	$72,319	$9,874
Class B Common Stock undistributed earnings – diluted	9,498	1,201
Total undistributed earnings – diluted	$81,817	$11,075

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$19,282	$138,088
Common Stock undistributed earnings – basic	72,385	9,888
Numerator for basic net income per Common Stock share	$91,667	$147,976

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$16,578
Class B Common Stock undistributed earnings – basic	9,432	1,187
Numerator for basic net income per Class B Common Stock share	$11,944	$17,765

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$19,282	$138,088
Dividends on Class B Common Stock assumed converted to Common Stock	2,512	16,578
Common Stock undistributed earnings – diluted	81,817	11,075
Numerator for diluted net income per Common Stock share	$103,611	$165,741

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$16,578
Class B Common Stock undistributed earnings – diluted	9,498	1,201
Numerator for diluted net income per Class B Common Stock share	$12,010	$17,779

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,713	8,369
Class B Common Stock weighted average shares outstanding – basic	1,005	1,005

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	8,726	9,387
Class B Common Stock weighted average shares outstanding – diluted	1,013	1,018

	First Quarter
(in thousands, except per share data)	2025	2024
Basic net income per share:
Common Stock	$11.88	$17.68
Class B Common Stock	$11.88	$17.68

Diluted net income per share:
Common Stock	$11.87	$17.66
Class B Common Stock	$11.86	$17.46

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
(6)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of the Company’s Common Stock. The share repurchase authorization is discretionary and has no expiration date. There were no shares of Common Stock repurchased under the share repurchase program during the first quarter of 2025. As of March 28, 2025, the total remaining share repurchase authorization was $948.4 million.
(7)On March 4, 2025, the Company announced that its Board of Directors had approved a 10-for-1 forward stock split of Common Stock and Class B Common Stock to be effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment would also effect a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment is subject to stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which is scheduled to take place on May 13, 2025. Subject to stockholder approval of the Amendment, each stockholder of record as of the close of business on May 16, 2025 will have nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on or about May 23, 2025. Trading is expected to begin on a split-adjusted basis on or about May 27, 2025. The Company calculated the basic and diluted net income per share on an unaudited pro forma basis giving effect to the stock split as if it had been effective for all periods presented. For the first quarter of 2025, both the basic net income per share and the diluted net income per share for both Common Stock and Class B Common Stock were $1.19 per share on a pro forma basis (as described above). For the first quarter of 2024, the basic net income per share for both Common Stock and Class B Common Stock were $1.77 per share and the diluted net income per share for Common Stock and Class B Common Stock were $1.77 per share and $1.75 per share, respectively, on a pro forma basis (as described above).

6.Short-Term Investments

Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. As of March 28, 2025 and December 31, 2024, all of the Company’s short-term investments were classified as available-for-sale. Realized gains and losses on available-for-sale investments are included in net income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the condensed consolidated balance sheets as a component of accumulated other comprehensive income.

As of March 28, 2025, the Company’s available-for-sale investments consisted of the following cost, unrealized positions and estimated fair value, disaggregated by class of instrument:

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$204,941	$71	$(31)	$204,981
Corporate bonds	123,894	29	(53)	123,870
Commercial paper instruments	10,137	—	—	10,137
Asset-backed securities	1,059	3	—	1,062
Total short-term investments	$340,031	$103	$(84)	$340,050

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

As of March 28, 2025 and December 31, 2024, all of the Company’s available-for-sale investments were classified as short-term investments in the condensed consolidated balance sheets and had weighted average maturities of less than one year. The Company did not identify any other-than-temporary impairment on its available-for-sale investments during the first quarter of 2025 or the first quarter of 2024.

The sale and/or maturity of available-for-sale investments resulted in proceeds of $112.8 million during the first quarter of 2025 and $1.1 million during the first quarter of 2024. There were no gross realized gains or losses on the Company’s available-for-sale investments during the first quarter of 2025 or the first quarter of 2024.

7.    Inventories

Inventories consisted of the following:

(in thousands)	March 28, 2025	December 31, 2024
Finished products	$222,720	$203,373
Manufacturing materials	74,096	84,096
Plastic shells, plastic pallets and other inventories	43,398	42,926
Total inventories	$340,214	$330,395

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 28, 2025	December 31, 2024
Repair parts	$35,570	$34,465
Prepaid taxes	11,722	12,119
Prepaid software	11,555	8,616
Prepaid marketing	6,069	5,142
Commodity hedges at fair market value	1,838	2,472
Other prepaid expenses and other current assets	29,463	33,517
Total prepaid expenses and other current assets	$96,217	$96,331

14

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	March 28, 2025	December 31, 2024	Estimated Useful Lives
Land	$133,070	$132,543
Buildings	494,821	493,810	8-50 years
Machinery and equipment	615,039	563,834	5-20 years
Transportation equipment	723,996	682,263	3-20 years
Furniture and fixtures	112,575	113,156	3-10 years
Cold drink dispensing equipment	461,185	456,984	3-17 years
Leasehold and land improvements	192,889	192,282	5-20 years
Software for internal use	43,838	50,293	3-10 years
Construction in progress	43,499	77,707
Total property, plant and equipment, at cost	2,820,912	2,762,872
Less: Accumulated depreciation and amortization	1,283,365	1,257,605
Property, plant and equipment, net	$1,537,547	$1,505,267

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	March 28, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	6.2 years	6.4 years
Financing leases	2.8 years	2.9 years
Weighted average discount rate:
Operating leases	4.1%	4.1%
Financing leases	5.2%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	First Quarter
(in thousands)	2025	2024
Operating lease costs	$6,594	$7,789
Short-term and variable leases	2,087	3,030
Depreciation expense from financing leases	411	412
Interest expense on financing lease obligations	58	92
Total lease cost	$9,150	$11,323

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of March 28, 2025:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2025	$20,667	$2,160
2026	24,700	1,233
2027	21,101	338
2028	16,427	345
2029	15,046	352
Thereafter	27,482	268
Total minimum lease payments including interest	$125,423	$4,696
Less: Amounts representing interest	14,704	315
Present value of minimum lease principal payments	110,719	4,381
Less: Current portion of lease liabilities	23,199	2,660
Noncurrent portion of lease liabilities	$87,520	$1,721

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2024:

(in thousands)	Operating Leases	Financing Leases
2025	$26,799	$2,869
2026	24,578	1,233
2027	21,101	338
2028	16,427	345
2029	15,046	352
Thereafter	27,482	268
Total minimum lease payments including interest	$131,433	$5,405
Less: Amounts representing interest	15,814	374
Present value of minimum lease principal payments	115,619	5,031
Less: Current portion of lease liabilities	23,257	2,685
Noncurrent portion of lease liabilities	$92,362	$2,346

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Quarter
(in thousands)	2025	2024
Cash flows from operating activities impact:
Operating leases	$6,243	$7,612
Interest payments on financing lease obligations	58	92
Total cash flows from operating activities impact	$6,301	$7,704

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$650	$601
Total cash flows from financing activities impact	$650	$601

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	March 28, 2025	December 31, 2024
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	204,162	197,939
Distribution agreements, net	$786,029	$792,252

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	March 28, 2025	December 31, 2024
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	19,815	19,410
Customer lists, net	$5,473	$5,878

13.    Supply Chain Finance Program

The Company has an agreement with a third-party financial institution to facilitate a supply chain finance program (the “SCF program”), which allows qualifying suppliers to sell their receivables from the Company to the financial institution. The participating suppliers negotiate their outstanding receivable arrangements and associated fees directly with the financial institution, and the Company is not party to those agreements. Once a qualifying supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices it sells to the financial institution. The supplier invoices that have been confirmed as valid under the SCF program require payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program.

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $58.6 million as of March 28, 2025 and $52.2 million as of December 31, 2024.

14.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 28, 2025	December 31, 2024
Current portion of acquisition related contingent consideration	$72,520	$63,982
Accrued insurance costs	62,677	58,040
Accrued marketing costs	43,987	55,879
Employee and retiree benefit plan accruals	28,932	33,446
Accrued interest payable	27,057	7,611
Accrued taxes (other than income taxes)	7,952	6,821
All other accrued expenses	23,781	20,908
Total other accrued liabilities	$266,906	$246,687

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

	First Quarter
(in thousands)	2025	2024
Cost of sales	$(799)	$(1,156)
Selling, delivery and administrative expenses	165	(43)
Total loss	$(634)	$(1,199)

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

(in thousands)	March 28, 2025	December 31, 2024
Prepaid expenses and other current assets	$1,838	$2,472
Total assets	$1,838	$2,472

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	March 28, 2025	December 31, 2024
Gross commodity derivative instrument assets	$1,838	$2,472
Gross commodity derivative instrument liabilities	—	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	March 28, 2025	December 31, 2024
Notional amount of outstanding commodity derivative instruments	$47,214	$50,928
Latest maturity date of outstanding commodity derivative instruments	December 2025	December 2025

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, short-term investments, commodity derivative instruments, debt and acquisition related contingent consideration:

	March 28, 2025
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$81,218	$81,218	$81,218	$—	$—
Short-term investments	340,050	340,050	329,913	10,137	—
Commodity derivative instruments	1,838	1,838	—	1,838	—
Liabilities:
Deferred compensation plan liabilities	81,218	81,218	81,218	—	—
Debt	1,786,949	1,828,900	—	1,828,900	—
Acquisition related contingent consideration	681,800	681,800	—	—	681,800

	December 31, 2024
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$81,123	$81,123	$81,123	$—	$—
Short-term investments	301,210	301,210	283,547	17,663	—
Commodity derivative instruments	2,472	2,472	—	2,472	—
Liabilities:
Deferred compensation plan liabilities	81,123	81,123	81,123	—	—
Debt	1,786,348	1,803,500	—	1,803,500	—
Acquisition related contingent consideration	654,191	654,191	—	—	654,191

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2025	2024
Beginning balance - Level 3 liability	$654,191	$669,337
Payments of acquisition related contingent consideration	(19,819)	(9,700)
Reclassification to current payables	4,700	(4,500)
Increase (decrease) in fair value	42,728	(5,541)
Ending balance - Level 3 liability	$681,800	$649,596

As of March 28, 2025 and March 29, 2024, a WACC of 9.0% and 8.9%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability during the first quarter of 2025 was primarily driven by a decrease in the WACC used to calculate the fair value of the liability, as compared to December 31, 2024. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first quarter of 2025.

For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

17.    Income Taxes

The Company’s effective income tax rate was 25.7% for the first quarter of 2025 and 25.6% for the first quarter of 2024. The Company’s income tax expense was $35.9 million for the first quarter of 2025 and $57.1 million for the first quarter of 2024. The decrease in income tax expense was primarily attributable to lower income before taxes during the first quarter of 2025 compared to the first quarter of 2024.

The Company had uncertain tax positions, including accrued interest, of $0.4 million on both March 28, 2025 and December 31, 2024, all of which would affect the Company’s effective income tax rate if recognized. While it is expected the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a material impact on the condensed consolidated financial statements.

Prior tax years beginning in year 2021 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 2001 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

18.    Pension and Postretirement Benefit Obligations

Pension Plan

The Company sponsors a pension plan, the Bargaining Plan (the “Bargaining Plan”). The Bargaining Plan is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants.

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2025	2024
Service cost	$973	$1,091
Interest cost	653	589
Expected return on plan assets	(820)	(763)
Recognized net actuarial gain	(9)	—
Amortization of prior service costs	4	4
Net periodic pension cost	$801	$921

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company did not make any contributions to the Bargaining Plan during the first quarter of 2025. The Company expects to make cash contributions to the Bargaining Plan of up to $5 million during 2025.

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

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2025	2024
Service cost	$323	$310
Interest cost	857	781
Recognized net actuarial loss	—	26
Net periodic postretirement benefit cost	$1,180	$1,117

19.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	March 28, 2025	December 31, 2024
Noncurrent portion of acquisition related contingent consideration	$609,280	$590,209
Accruals for executive benefit plans	147,036	163,444
Noncurrent deferred proceeds from related parties	96,346	97,112
Other	7,933	8,794
Total other liabilities	$860,595	$859,559

20.    Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	March 28, 2025	December 31, 2024
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	3.800%	Semi-annually	Public	$350,000	$350,000
Senior notes	10/10/2026	3.930%	Quarterly	Nonpublic	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	5.250%	Semi-annually	Public	700,000	700,000
Revolving credit facility(3)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	5.450%	Semi-annually	Public	500,000	500,000
Unamortized discount on senior bonds(1)(2)(4)	Various				(1,412)	(1,482)
Debt issuance costs					(11,639)	(12,170)
Total debt					1,786,949	1,786,348
Less: Current portion of debt(1)					349,781	349,699
Total long-term debt					$1,437,168	$1,436,649

(1)The 2025 Senior Bonds were issued at 99.975% of par. As of March 28, 2025 and December 31, 2024, the 2025 Senior Bonds, net of debt issuance costs and unamortized discount, were classified as current portion of debt in the condensed consolidated balance sheets.
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

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of March 28, 2025. These covenants have not restricted the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

21.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 6.3 million cases and 6.1 million cases of finished product from SAC in the first quarter of 2025 and the first quarter of 2024, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2025	2024
Purchases from Southeastern	$27,274	$36,964
Purchases from SAC	53,018	50,556
Total purchases from manufacturing cooperatives	$80,292	$87,520

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of March 28, 2025 and December 31, 2024, the ratio of SAC’s total liabilities to SAC’s shareholders’ equity was such that the Company was not required to guarantee any of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of March 28, 2025, and there was no impairment identified in 2024.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $39.0 million on both March 28, 2025 and December 31, 2024.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of March 28, 2025, the future payments related to these contractual arrangements, which expire at various dates through 2034, amounted to $128.5 million.

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

22.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is composed of adjustments to the Company’s pension and postretirement medical benefit plans and unrealized gains/losses on the Company’s short-term investments.

Following is a summary of AOCI(L) for the first quarter of 2025 and the first quarter of 2024:

(in thousands)	December 31, 2024	Pre-tax Activity	Tax Effect	March 28, 2025
Net pension activity:
Actuarial gain	$4,418	$(9)	$3	$4,412
Prior service costs	(85)	4	(1)	(82)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	2,960
Prior service costs	(624)	—	—	(624)
Unrealized gain on short-term investments	25	(14)	3	14
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$1,885	$(19)	$5	$1,871

(in thousands)	December 31, 2023	Pre-tax Activity	Tax Effect	March 29, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$533
Prior service costs	(97)	4	(1)	(94)
Net postretirement benefits activity:
Actuarial gain	721	26	(6)	741
Prior service costs	(624)	—	—	(624)
Unrealized loss on short-term investments	—	(232)	56	(176)
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$(4,276)	$(202)	$49	$(4,429)

23.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
(in thousands)	2025	2024
Short-term investments	$(1,451)	$(1,181)
Accounts receivable, trade	10,467	(12,081)
Allowance for doubtful accounts	(664)	515
Accounts receivable from The Coca‑Cola Company	(6,814)	(8,804)
Accounts receivable, other	(4,595)	437
Inventories	(9,819)	(39,154)
Prepaid expenses and other current assets	114	(1,008)
Accounts payable, trade	9,572	(1,812)
Accounts payable to The Coca‑Cola Company	47,630	66,995
Other accrued liabilities	20,219	16,471
Accrued compensation	(84,335)	(64,635)
Change in current assets less current liabilities	$(19,676)	$(44,257)

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of March 28, 2025 and December 31, 2024.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended March 28, 2025 (the “first quarter” of fiscal 2025 (“2025”)) and March 29, 2024 (the “first quarter” of fiscal 2024 (“2024”)).
•The changes in cash flows for the first quarter of 2025 and the first quarter of 2024.

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

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to customers, including grocery stores, mass merchandise stores, club stores, convenience stores and drug stores, selling to on-premise locations, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, and selling through other channels such as vending machine outlets. The Company also distributes its products using alternative routes to market, which include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure.

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

Executive Summary

Volume was down 6.6% in the first quarter of 2025. The first quarter of 2025 had two fewer selling days as compared to the first quarter of 2024, which accounted for approximately 2.1% of the volume decline in the quarter, as discussed in the “Comparable and Adjusted Results (Non-GAAP)” section. Adjusting for the two additional selling days in the first quarter of 2024, our Sparkling and Still category volume declined 3.0% and 9.0%, respectively. Volume in the first quarter of 2025 was also lower as compared to the prior year due to the timing of the Easter holiday. In the second quarter of 2024, we shifted the distribution of casepack Dasani water sold in Walmart stores to a non-direct store delivery (“DSD”) method of distribution. As a result, these cases are not included in our reported case sales volume for the first quarter of 2025. The impact of this distribution change reduced our reported case sales volume by 1.3% during the first quarter of 2025.

Net sales decreased 0.7% to $1.6 billion in the first quarter of 2025. Net sales in the first quarter of 2025 was negatively impacted by two fewer selling days as compared to the first quarter of 2024, which accounted for approximately $40 million of net sales, or 2.5% of net sales change in the quarter. The calendar impacts of two fewer selling days and a shift of the Easter holiday were partially offset by our annual 2025 pricing actions that took effect during the quarter.

Sparkling and Still net sales declined 1.9% and 0.5%, respectively, compared to the first quarter of 2024. The decline in Sparkling category sales during the quarter was partially driven by softness in the Coca-Cola Original Taste brand. Sales of most remaining core products within the Sparkling category, including zero-sugar and other flavor offerings, demonstrated solid growth compared to the prior year. Excluding Dasani, net sales within our Still category increased by 1.8%, led primarily by growth within our sports drinks, protein and enhanced water products.

Gross profit in the first quarter of 2025 was $627.1 million, a decrease of $13.5 million, or 2.1%, while gross margin decreased 50 basis points to 39.7%. During the first quarter of 2025, our product mix shifted slightly towards Still beverages, which typically carry lower gross margins. Additionally, the timing of annual price increases in the first quarter of 2025 also contributed to the gross margin compression.

Selling, delivery and administrative (“SD&A”) expenses in the first quarter of 2025 increased $12.1 million, or 2.9%. SD&A expenses as a percentage of net sales in the first quarter of 2025 increased 100 basis points to 27.7% as compared to the first quarter of 2024. The increase in SD&A expenses was primarily driven by an increase in labor costs related to annual wage adjustments and inflationary pressures across expense categories during the first quarter of 2025. SD&A expense growth was partially offset by the impact of the two fewer selling days.

Income from operations in the first quarter of 2025 was $189.8 million, compared to $215.4 million in the first quarter of 2024, a decrease of 11.9%. The two fewer selling days in the first quarter of 2025 accounted for approximately $10 million of the decline in income from operations. The timing of the Easter holiday also contributed to the decline in income from operations. Operating margin for the first quarter of 2025 was 12.0% as compared to 13.5% for the first quarter of 2024, a decrease of 150 basis points.

Net income in the first quarter of 2025 was $103.6 million, compared to $165.7 million in the first quarter of 2024, a decline of $62.1 million. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in the first quarter of 2025 was $136.3 million, compared to $162.5 million in the first quarter of 2024, a decrease of $26.2 million. Net income for the first quarter of 2025 was adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, driven primarily by a decrease in the discount rate used to compute the fair value of the liability.

Cash flows from operations for the first quarter of 2025 were $198.2 million, compared to $194.3 million for the first quarter of 2024. In the first quarter of 2025, we invested approximately $98 million in capital expenditures as we continue to optimize our supply chain and invest for future growth. In 2025, we expect capital expenditures to be approximately $300 million.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company expects to continue to make significant capital investments to optimize our supply chain and to invest for future growth during 2025. During the first quarter of 2025, the Company began operations in a new 430,000-square foot automated distribution center in Columbus, Ohio.

Cash Flow Generation: We have several initiatives in place to optimize cash flow, improve profitability, prudently manage capital expenditures and enhance capital returns to our stockholders. We believe strengthening our balance sheet gives us the flexibility to make optimal capital allocation decisions for long-term value creation. We have returned, and expect to continue to return, value to our stockholders.

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territory. DSD is our preferred and primary route to market. Our typical DSD method uses Company-owned vehicles and warehouses, but we increasingly shifted to alternative methods of distribution during 2024 and the first quarter of 2025. For example, in instances of post-mix delivery for use in fountain machines, we have shifted, and continue to shift, our delivery method towards alternative distributors in order to enhance profitability and customer service. We receive a fee from our brand partners on these post-mix gallons delivered to locally managed customers in our territory, which is recorded as a reduction to cost of sales.

In instances of bottle/can delivery, we have shifted certain products for certain customers and channels of business to alternative routes to market. These alternative routes to market include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company.

During the first quarter of 2025, nearly two-thirds of our post-mix gallons and less than 10% of our bottle/can volume was delivered through alternative routes to market.

Digitally Enabled Selling Platform: Through our investment in CONA Services LLC, we, along with other Coca-Cola bottlers, have built a digitally enabled selling platform called MyCoke that we believe has enabled, and will continue to enable, us to better serve our customers. This platform creates a more seamless order and payment platform for certain customers and we expect this platform will continue to enable us to enhance customer service and create more selling opportunities for our teammates. This platform is currently targeted to certain on-premise and small store customers.

Results of Operations

First Quarter Results

The Company’s results of operations for the first quarter of 2025 and the first quarter of 2024 are highlighted in the table below and discussed in the following paragraphs.

	First Quarter
(in thousands)	2025	2024	Change
Net sales	$1,579,977	$1,591,626	$(11,649)
Cost of sales	952,873	951,067	1,806
Gross profit	627,104	640,559	(13,455)
Selling, delivery and administrative expenses	437,284	425,153	12,131
Income from operations	189,820	215,406	(25,586)
Interest expense (income), net	6,874	(2,716)	9,590
Mark-to-market on acquisition related contingent consideration	42,728	(5,541)	48,269
Other expense, net	745	828	(83)
Income before taxes	139,473	222,835	(83,362)
Income tax expense	35,862	57,094	(21,232)
Net income	103,611	165,741	(62,130)
Other comprehensive loss, net of tax	(14)	(153)	139
Comprehensive income	$103,597	$165,588	$(61,991)

Net Sales

Net sales decreased $11.6 million, or 0.7%, to $1.58 billion in the first quarter of 2025, as compared to $1.59 billion in the first quarter of 2024. The largest driver of the decrease in net sales was two fewer selling days during the first quarter of 2025 as compared to the first quarter of 2024. During the first quarter of 2025, lower case sales volume within both the Still and Sparkling categories, which was partially attributable to the two fewer selling days, decreased net sales by approximately $85 million. Net sales in the first quarter of 2025 was also lower as compared to the first quarter of 2024 due to the timing of the Easter holiday.

The decrease in net sales was partially offset by higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $40 million. Net sales was also positively impacted by shifts in product mix during the first quarter of 2025, as certain of the Company’s higher-priced products, including sports drinks, protein and enhanced water products, had strong sales during the quarter.

Net sales by product category were as follows:

	First Quarter
(in thousands)	2025	2024	% Change
Bottle/can sales:
Sparkling beverages	$933,837	$951,992	(1.9)%
Still beverages	509,157	511,642	(0.5)%
Total bottle/can sales	1,442,994	1,463,634	(1.4)%

Other sales:
Sales to other Coca‑Cola bottlers	85,936	78,703	9.2%
Post-mix sales and other	51,047	49,289	3.6%
Total other sales	136,983	127,992	7.0%

Total net sales	$1,579,977	$1,591,626	(0.7)%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	First Quarter
(in thousands)	2025	2024	% Change
Bottle/can sales volume:
Sparkling beverages	58,629	61,785	(5.1)%
Still beverages	18,098	20,326	(11.0)%
Total bottle/can sales volume	76,727	82,111	(6.6)%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, respond to customer demands and increase profitability, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than using Company-owned vehicles and warehouses. We have shifted the distribution of casepack Dasani water sold in Walmart stores to a non-DSD method of distribution. As a result, these cases are not included in our reported case sales volume for the first quarter of 2025. The impact of this distribution change reduced our reported case sales volume by 1.3% during the first quarter of 2025. There was no impact related to this distribution change during the first quarter of 2024, as the shift had not yet taken place.

As a result of not physically delivering the product, the sales volume delivered using these alternative methods of distribution is not reflected in our volume metrics. However, because we have the exclusive distribution rights for nonalcoholic beverages within our franchise territory, we receive fees from our brand partners for the delivery of qualified product in our territory. These fees are reported in net sales. Changes in the delivery of our products to our customers have increasingly impacted our reported volume and net sales over the past several years as the transition has occurred and accelerated. Less than 10% of the bottle/can volume sold in our franchise territory during the first quarter of 2025 was delivered using these alternative distribution methods.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2025	2024
Approximate percent of the Company’s total bottle/can sales volume:
Walmart Inc.(1)	21%	21%
The Kroger Co.(2)	15%	15%
Total approximate percent of the Company’s total bottle/can sales volume	36%	36%

Approximate percent of the Company’s total net sales:
Walmart Inc.(1)	17%	17%
The Kroger Co.(2)	12%	12%
Total approximate percent of the Company’s total net sales	29%	29%

(1)Includes bottle/can sales volume related to the Walmart, Sam’s Club and Walmart Neighborhood Market chains.
(2)Includes bottle/can sales volume related to the Kroger and Harris Teeter chains.

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits and post-mix funding from brand companies. Input costs, including underlying commodity costs for aluminum cans, plastic bottles, carbon dioxide and sweetener, as well as labels and other packaging materials, and excluding concentrate, represent approximately 20% of total annual cost of sales.

Cost of sales increased $1.8 million, or 0.2%, to $952.9 million in the first quarter of 2025, as compared to $951.1 million in the first quarter of 2024. The increase in cost of sales was primarily driven by higher input costs and shifts in product mix as compared to the first quarter of 2024. The increase in cost of sales was largely offset by lower case sales volume during the first quarter of 2025 as compared to the first quarter of 2024, which was partially attributable to the impact of the two fewer selling days during the first quarter of 2025.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Our brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territory. Certain of these marketing, advertising and other funding expenditures are made pursuant to annual arrangements. Total funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $45.2 million in the first quarter of 2025 and $45.3 million in the first quarter of 2024.

Selling, Delivery and Administrative Expenses

SD&A expenses include the following: sales management labor costs, distribution costs resulting from transporting finished products from distribution centers to customer locations, distribution center overhead including depreciation expense, distribution center warehousing costs, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangible assets and administrative support labor and operating costs. Labor costs represent approximately 60% of total annual SD&A expenses.

SD&A expenses increased $12.1 million, or 2.9%, to $437.3 million in the first quarter of 2025, as compared to $425.2 million in the first quarter of 2024. SD&A expenses as a percentage of net sales increased to 27.7% in the first quarter of 2025 from 26.7% in the first quarter of 2024. The increase in SD&A expenses was primarily driven by an increase in labor costs related to annual wage adjustments and inflationary pressures across expense categories during the first quarter of 2025. The increase in SD&A expenses was partially offset by the impact of two fewer selling days during the first quarter of 2025 as compared to the first quarter of 2024.

Shipping and handling costs included in SD&A expenses were approximately $194 million in the first quarter of 2025 and approximately $193 million in the first quarter of 2024.

Interest Expense (Income), Net

Interest expense (income), net changed $9.6 million to $6.9 million of interest expense, net in the first quarter of 2025, as compared to $2.7 million of interest income, net in the first quarter of 2024. The change in interest expense (income), net was primarily a result of an increase in interest expense on higher debt balances in the first quarter of 2025, as compared to the first quarter of 2024, partially offset by an increase in interest income due to higher cash, cash equivalent and short-term investment balances.

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

Mark-to-market on acquisition related contingent consideration was an increase of $42.7 million in the first quarter of 2025 and a decrease of $5.5 million in the first quarter of 2024. During the first quarter of 2025, the $42.7 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by a decrease in the WACC used to calculate the fair value of the liability, as compared to December 31, 2024. During the first quarter of 2024, the $5.5 million decrease in the fair value of the acquisition related contingent consideration liability was primarily driven by an increase in the WACC used to calculate the fair value of the liability, partially offset by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Other Expense, Net

Other expense, net decreased $0.1 million to $0.7 million in the first quarter of 2025, as compared to $0.8 million in the first quarter of 2024. The decrease in other expense, net was primarily driven by changes in the actuarial assumptions related to our pension and postretirement medical benefit plan liabilities.

Income Tax Expense

The Company’s effective income tax rate was 25.7% for the first quarter of 2025 and 25.6% for the first quarter of 2024. The Company’s income tax expense decreased $21.2 million, or 37.2%, to $35.9 million for the first quarter of 2025, as compared to $57.1 million for the first quarter of 2024. The decrease in income tax expense was primarily attributable to lower income before taxes during the first quarter of 2025 compared to the first quarter of 2024.

Other Comprehensive Loss, Net of Tax

Other comprehensive loss, net of tax was $0.0 million in the first quarter of 2025, as compared to $0.2 million in the first quarter of 2024.

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

The Company has three operating segments, each identified by its unique products and services. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional two operating segments, which include Data Ventures, Inc. and the Red Classic subsidiaries, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, and, therefore, have been combined into “All Other.” The accounting policies of the Nonalcoholic Beverages segment are the same as those described in the summary of significant accounting policies presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2024.

The CODM uses net sales, gross profit and income from operations in the annual budgeting and forecasting process. Monthly, the CODM considers budget-to-actual variances and current year to prior year variances for these profit measures when making strategic business decisions and allocating resources to Company operations.

The Company’s segment results are as follows:

	First Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,569,000	$75,988	$(65,011)	$1,579,977
Cost of goods sold	954,935	45,293	(47,355)	952,873
Gross profit	614,065	30,695	(17,656)	627,104
Selling, delivery and administrative expenses:
Payroll costs(2)	$265,933	$12,772	$—	$278,705
Fleet costs(3)	23,827	7,683	—	31,510
Depreciation and amortization expense(4)	28,254	538	—	28,792
All other segment items(5)	108,808	7,125	(17,656)	98,277
Total selling, delivery and administrative expenses	426,822	28,118	(17,656)	437,284
Income from operations	$187,243	$2,577	$—	$189,820

Total depreciation and amortization expense(4)	$48,048	$5,325	$—	$53,373

	First Quarter 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,574,712	$88,102	$(71,188)	$1,591,626
Cost of goods sold	946,456	56,761	(52,150)	951,067
Gross profit	628,256	31,341	(19,038)	640,559
Selling, delivery and administrative expenses:
Payroll costs(2)	$262,697	$13,276	$—	$275,973
Fleet costs(3)	26,078	8,115	—	34,193
Depreciation and amortization expense(4)	25,057	493	—	25,550
All other segment items(5)	102,282	6,193	(19,038)	89,437
Total selling, delivery and administrative expenses	416,114	28,077	(19,038)	425,153
Income from operations	$212,142	$3,264	$—	$215,406

Total depreciation and amortization expense(4)	$43,098	$3,653	$—	$46,751

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

The tables below reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP). Results for the first quarter of 2024 include two additional selling days compared to the first quarter of 2025. For comparison purposes, the estimated impact of the additional selling days in the first quarter of 2024 has been excluded from our comparable volume results.

	First Quarter
(in thousands)	2025	2024	Change
Standard physical case volume	76,727	82,111	(6.6)%
Volume related to extra days in fiscal period	—	(1,760)
Comparable standard physical case volume	76,727	80,351	(4.5)%

	First Quarter 2025
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$627,104	$437,284	$189,820	$139,473	$103,611	$11.88
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	42,728	32,174	3.69
Fair value adjustments for commodity derivative instruments(2)	799	165	634	634	477	0.05
Total reconciling items	799	165	634	43,362	32,651	3.74
Adjusted results (non-GAAP)	$627,903	$437,449	$190,454	$182,835	$136,262	$15.62

	First Quarter 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$640,559	$425,153	$215,406	$222,835	$165,741	$17.68
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	(5,541)	(4,172)	(0.45)
Fair value adjustments for commodity derivative instruments(2)	1,156	(43)	1,199	1,199	903	0.10
Total reconciling items	1,156	(43)	1,199	(4,342)	(3,269)	(0.35)
Adjusted results (non-GAAP)	$641,715	$425,110	$216,605	$218,493	$162,472	$17.33

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

Financial Condition

Total assets were $5.40 billion as of March 28, 2025, which was an increase of $90.6 million from December 31, 2024. Net working capital, defined as current assets less current liabilities, was $1.32 billion as of March 28, 2025, which was an increase of $89.1 million from December 31, 2024.

Significant changes in net working capital as of March 28, 2025 as compared to December 31, 2024 were as follows:

•An increase in short-term investments of $38.8 million, primarily due to $150.2 million in purchases of short-term investments during the first quarter of 2025, partially offset by disposals of short-term investments of $112.8 million.
•An increase in accounts payable to The Coca-Cola Company of $47.6 million, primarily due to the timing of cash payments.
•A decrease in accrued compensation of $84.3 million, primarily as a result of the timing of bonus and incentive payments in the first quarter of 2025.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of March 28, 2025, the Company had $1.15 billion in cash and cash equivalents. The Company’s cash equivalent balance as of March 28, 2025 consisted predominantly of investments in money market funds, time deposits and commercial paper with maturities of 90 days or less. As of March 28, 2025, the Company had $340.1 million in short-term investments, which consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

On March 4, 2025, the Company announced that its Board of Directors had approved a 10-for-1 forward stock split of Common Stock and the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”), to be effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment would also effect a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment is subject to stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which is scheduled to take place on May 13, 2025. Subject to stockholder approval of the Amendment, each stockholder of record as of the close of business on May 16, 2025 will have nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on or about May 23, 2025. Trading is expected to begin on a split-adjusted basis on or about May 27, 2025.

On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. There were no shares of Common Stock repurchased under the share repurchase program during the first quarter of 2025. As of March 28, 2025, the total remaining share repurchase authorization was $948.4 million.

The Company’s debt as of March 28, 2025 and December 31, 2024 was as follows:

(in thousands)	Maturity Date	March 28, 2025	December 31, 2024
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	$350,000	$350,000
Senior notes	10/10/2026	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	700,000	700,000
Revolving credit facility(3)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	500,000	500,000
Unamortized discount on senior bonds(1)(2)(4)	Various	(1,412)	(1,482)
Debt issuance costs		(11,639)	(12,170)
Total debt		1,786,949	1,786,348
Less: Current portion of debt(1)		349,781	349,699
Total long-term debt		$1,437,168	$1,436,649

(1)The 2025 Senior Bonds were issued at 99.975% of par. As of March 28, 2025 and December 31, 2024, the 2025 Senior Bonds, net of debt issuance costs and unamortized discount, were classified as current portion of debt in the condensed consolidated balance sheets.
(2)The 2029 Senior Bonds were issued at 99.843% of par.
(3)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(4)The 2034 Senior Bonds were issued at 99.893% of par.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of March 28, 2025. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of March 28, 2025, the Company’s credit ratings and outlook for its debt were as follows:

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

We review supplier terms and conditions on an ongoing basis, and we have negotiated payment term extensions in recent years in connection with our efforts to improve cash flow and working capital. Separate from those term extension actions, the Company has an agreement with a third-party financial institution to facilitate a supply chain finance program (the “SCF program”), which allows qualifying suppliers to sell their receivables from the Company to the financial institution in order to negotiate shorter payment terms on their outstanding receivable arrangements. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program. See Note 13 to the condensed consolidated financial statements for additional information related to the SCF program.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2025	2024
Beginning balance - Level 3 liability	$654,191	$669,337
Payments of acquisition related contingent consideration	(19,819)	(9,700)
Reclassification to current payables	4,700	(4,500)
Increase (decrease) in fair value	42,728	(5,541)
Ending balance - Level 3 liability	$681,800	$649,596

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2025	2024
Cash Sources:
Net cash provided by operating activities(1)	$198,171	$194,273
Proceeds from the disposal of short-term investments	112,755	1,116
Proceeds from the sale of property, plant and equipment	157	100
Total cash sources	$311,083	$195,489

Cash Uses:
Purchases of short-term investments	$150,157	$183,806
Additions to property, plant and equipment	97,866	77,040
Cash dividends paid	21,794	154,666
Payments of acquisition related contingent consideration	19,819	9,700
Investment in equity method investees	4,584	3,632
Payments on financing lease obligations	650	601
Debt issuance fees	232	53
Total cash uses	$295,102	$429,498
Net increase (decrease) in cash during period	$15,981	$(234,009)

(1)Net cash provided by operating activities in the first quarter of 2025 included net income tax payments of $1.9 million and net interest payments of $2.5 million. Net cash provided by operating activities in the first quarter of 2024 included net income tax payments of $2.7 million and net interest payments of $2.6 million.

Cash Flows From Operating Activities

During the first quarter of 2025, cash provided by operating activities was $198.2 million, which was an increase of $3.9 million as compared to the first quarter of 2024.

Cash Flows From Investing Activities

During the first quarter of 2025, cash used in investing activities was $139.7 million, which was a decrease of $123.6 million as compared to the first quarter of 2024. The decrease was primarily a result of fewer purchases of short-term investments, net of proceeds, as compared to the first quarter of 2024. Purchases of short-term investments, net of proceeds, were $37.4 million during the first quarter of 2025 and $182.7 million during the first quarter of 2024. This decrease was partially offset by an increase in additions to property, plant and equipment in the first quarter of 2025 as compared to the first quarter of 2024. Additions to property, plant and equipment, were $97.9 million during the first quarter of 2025 and $77.0 million during the first quarter of 2024. There were $28.0 million and $24.3 million of additions to property, plant and equipment accrued in accounts payable, trade as of March 28, 2025 and March 29, 2024, respectively.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2025 will be approximately $300 million.

Cash Flows From Financing Activities

During the first quarter of 2025, cash used in financing activities was $42.5 million, which was a decrease of $122.5 million as compared to the first quarter of 2024. The primary driver of the decrease was lower dividend payments as compared to the first quarter of 2024. The Company made dividend payments of approximately $22 million (including a regular cash dividend of $2.50 per share) during the first quarter of 2025, as compared to dividend payments of approximately $155 million (including a special cash dividend of $16.00 per share and a regular cash dividend of $0.50 per share) during the first quarter of 2024.

The Company had cash payments for acquisition related contingent consideration of $19.8 million during the first quarter of 2025 and $9.7 million during the first quarter of 2024. For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

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

	First Quarter
(in thousands)	2025	2024
Increase in cost of sales	$993	$1,534
Increase in SD&A expenses	67	323
Net impact	$1,060	$1,857

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation) or disruption, unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients, recycling, sustainability and product safety; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or in our best interest and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our information technology systems or our effective response to technology failures or cyberattacks on our third-party service providers’, business partners’, customers’, suppliers’ or other third parties’ information technology systems; unfavorable changes in the general economy; changes in trade policies, including the imposition of, or increase in, tariffs on imported goods; the concentration risks among our customers and suppliers; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather; climate change or legislative or regulatory responses to such change; and the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for 2024 and elsewhere in this report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of March 28, 2025. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of March 28, 2025, there would be no change to interest expense for the next 12 months.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its input costs, which predominately relate to our Sparkling products. The Company estimates a 10% increase in the market prices of its key commodities, including aluminum, PET resin and high-fructose corn syrup, and excluding concentrate, over the current market prices would cumulatively increase costs during the next 12 months by approximately $67 million assuming no change in volume.

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $1 million as of March 28, 2025.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 2.4% in March 2025, as compared to 2.9% in December 2024 and 3.4% in December 2023. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2025.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10‑K for 2024.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 0-9286).
3.4	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
10*	Consulting Agreement, dated as of February 19, 2025, by and between the Company and F. Scott Anthony.	Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 20, 2025 (File No. 0-9286).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: April 30, 2025	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer of the Registrant)