Form 10-Q
period 2025-06-27
Coca-Cola Consolidated, Inc.
filed 2025-07-24
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 18, 2025, there were 76,838,945 shares of the registrant’s Common Stock, par value $1.00 per share, and 10,046,960 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2025

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$1,855,519	$1,795,943	$3,435,496	$3,387,569
Cost of sales	1,113,023	1,079,233	2,065,896	2,030,300
Gross profit	742,496	716,710	1,369,600	1,357,269
Selling, delivery and administrative expenses	470,412	457,570	907,696	882,723
Income from operations	272,084	259,140	461,904	474,546
Interest expense (income), net	5,948	(1,620)	12,822	(4,336)
Mark-to-market on acquisition related contingent consideration	12,390	27,826	55,118	22,285
Other expense, net	754	709	1,499	1,537
Income before taxes	252,992	232,225	392,465	455,060
Income tax expense	65,605	59,413	101,467	116,507
Net income	$187,387	$172,812	$290,998	$338,553

Basic net income per share:
Common Stock	$2.15	$1.86	$3.34	$3.63
Weighted average number of Common Stock shares outstanding	76,969	83,016	77,048	83,349

Class B Common Stock	$2.15	$1.86	$3.34	$3.62
Weighted average number of Class B Common Stock shares outstanding	10,047	10,047	10,047	10,047

Diluted net income per share:
Common Stock	$2.15	$1.85	$3.34	$3.62
Weighted average number of Common Stock shares outstanding – assuming dilution	87,157	93,210	87,236	93,543

Class B Common Stock	$2.15	$1.85	$3.33	$3.59
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	10,188	10,194	10,188	10,194

Cash dividends per share:
Common Stock	$0.25	$0.05	$0.50	$1.70
Class B Common Stock	$0.25	$0.05	$0.50	$1.70

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Net income	$187,387	$172,812	$290,998	$338,553

Other comprehensive (loss) income, net of tax:
Defined benefit plan reclassification including pension costs:
Actuarial loss	(6)	—	(12)	—
Prior service credits	3	3	6	6
Postretirement benefits reclassification including benefit costs:
Actuarial gain	—	20	—	40
Unrealized (loss) gain on short-term investments	(29)	3	(40)	(173)
Other comprehensive (loss) income, net of tax	(32)	26	(46)	(127)
Comprehensive income	$187,355	$172,838	$290,952	$338,426

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 27, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,219,925	$1,135,824
Short-term investments	350,186	301,210
Accounts receivable, trade	604,247	567,653
Allowance for doubtful accounts	(11,724)	(14,674)
Accounts receivable from The Coca‑Cola Company	87,221	89,871
Accounts receivable, other	39,369	40,692
Inventories	349,168	330,395
Prepaid expenses and other current assets	92,847	96,331
Total current assets	2,731,239	2,547,302
Property, plant and equipment, net	1,552,369	1,505,267
Right-of-use assets - operating leases	107,551	112,351
Leased property under financing leases, net	1,991	3,138
Other assets	197,565	181,048
Goodwill	165,903	165,903
Distribution agreements, net	779,806	792,252
Customer lists, net	5,067	5,878
Total assets	$5,541,491	$5,313,139

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$24,538	$23,257
Current portion of obligations under financing leases	1,660	2,685
Accounts payable, trade	365,853	334,878
Accounts payable to The Coca‑Cola Company	252,661	187,271
Other accrued liabilities	261,635	246,687
Accrued compensation	82,982	168,692
Current portion of debt	349,863	349,699
Total current liabilities	1,339,192	1,313,169
Deferred income taxes	116,941	132,941
Pension and postretirement benefit obligations	59,099	58,502
Other liabilities	869,552	859,559
Noncurrent portion of obligations under operating leases	87,213	92,362
Noncurrent portion of obligations under financing leases	1,469	2,346
Long-term debt	1,437,806	1,436,649
Total liabilities	3,911,272	3,895,528
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 300,000,000 shares authorized; 108,327,480 shares issued	108,327	108,327
Class B Common Stock, $1.00 par value: 100,000,000 shares authorized; 16,328,100 shares issued	16,328	16,328
Additional paid-in capital	23,764	23,764
Retained earnings	1,642,592	1,395,183
Accumulated other comprehensive income	1,839	1,885
Treasury stock, at cost: Common Stock – 31,488,535 and 31,196,605 shares, respectively	(162,222)	(127,467)
Treasury stock, at cost: Class B Common Stock – 6,281,140 shares	(409)	(409)
Total equity	1,630,219	1,417,611
Total liabilities and equity	$5,541,491	$5,313,139

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Half
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$290,998	$338,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	96,413	82,684
Amortization of intangible assets and deferred proceeds, net	11,725	11,725
Fair value adjustment of acquisition related contingent consideration	55,118	22,285
Deferred income taxes	(15,985)	2,264
(Gain) loss on sale of property, plant and equipment	(1,856)	2,257
Amortization of debt costs	1,663	689
Change in current assets less current liabilities	(17,821)	257
Change in other noncurrent assets	4,048	3,758
Change in other noncurrent liabilities	(18,082)	(27,341)
Total adjustments	115,223	98,578
Net cash provided by operating activities	$406,221	$437,131

Cash Flows from Investing Activities:
Purchases of short-term investments	$(270,144)	$(213,123)
Proceeds from the disposal of short-term investments	224,485	16,643
Additions to property, plant and equipment	(157,383)	(159,400)
Investment in equity method investees	(10,594)	(6,549)
Proceeds from the sale of property, plant and equipment	6,277	250
Net cash used in investing activities	$(207,359)	$(362,179)

Cash Flows from Financing Activities:
Cash dividends paid	$(43,589)	$(159,353)
Payments of acquisition related contingent consideration	(35,209)	(23,676)
Payments related to share repurchases	(34,410)	(14,471)
Payments on financing lease obligations	(1,320)	(1,221)
Debt issuance fees	(233)	(12,212)
Proceeds from bond issuance	—	1,200,000
Net cash (used in) provided by financing activities	$(114,761)	$989,067

Net increase in cash and cash equivalents during period	$84,101	$1,064,019
Cash and cash equivalents at beginning of period	1,135,824	635,269
Cash and cash equivalents at end of period	$1,219,925	$1,699,288

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$34,789	$29,542
Right-of-use assets obtained in exchange for operating lease obligations	6,197	459
Share repurchase obligation to The Coca-Cola Company	—	553,723

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on March 28, 2025	$108,327	$16,328	$23,764	$1,477,000	$1,871	$(127,467)	$(409)	$1,499,414
Net income	—	—	—	187,387	—	—	—	187,387
Other comprehensive loss, net of tax	—	—	—	—	(32)	—	—	(32)
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(19,283)	—	—	—	(19,283)
Class B Common Stock ($0.25 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Share repurchases	—	—	—	—	—	(34,755)	—	(34,755)
Balance on June 27, 2025	$108,327	$16,328	$23,764	$1,642,592	$1,839	$(162,222)	$(409)	$1,630,219

Balance on December 31, 2024	$108,327	$16,328	$23,764	$1,395,183	$1,885	$(127,467)	$(409)	$1,417,611
Net income	—	—	—	290,998	—	—	—	290,998
Other comprehensive loss, net of tax	—	—	—	—	(46)	—	—	(46)
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(38,565)	—	—	—	(38,565)
Class B Common Stock ($0.50 per share)	—	—	—	(5,024)	—	—	—	(5,024)
Share repurchases	—	—	—	—	—	(34,755)	—	(34,755)
Balance on June 27, 2025	$108,327	$16,328	$23,764	$1,642,592	$1,839	$(162,222)	$(409)	$1,630,219

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on March 29, 2024	$114,314	$16,328	$18,375	$1,517,852	$(4,429)	$(60,845)	$(409)	$1,601,186
Net income	—	—	—	172,812	—	—	—	172,812
Other comprehensive income, net of tax	—	—	—	—	26	—	—	26
Dividends declared:
Common Stock ($0.05 per share)	—	—	—	(4,185)	—	—	—	(4,185)
Class B Common Stock ($0.05 per share)	—	—	—	(502)	—	—	—	(502)
Share repurchases	—	—	—	—	—	(574,143)	—	(574,143)
Balance on June 28, 2024	$114,314	$16,328	$18,375	$1,685,977	$(4,403)	$(634,988)	$(409)	$1,195,194

Balance on December 31, 2023	$114,314	$16,328	$18,375	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598
Net income	—	—	—	338,553	—	—	—	338,553
Other comprehensive loss, net of tax	—	—	—	—	(127)	—	—	(127)
Dividends declared:
Common Stock ($0.05 per share)	—	—	—	(4,185)	—	—	—	(4,185)
Class B Common Stock ($0.05 per share)	—	—	—	(502)	—	—	—	(502)
Share repurchases	—	—	—	—	—	(574,143)	—	(574,143)
Balance on June 28, 2024	$114,314	$16,328	$18,375	$1,685,977	$(4,403)	$(634,988)	$(409)	$1,195,194

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of June 27, 2025 and December 31, 2024.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended June 27, 2025 (the “second quarter” of fiscal 2025 (“2025”)) and June 28, 2024 (the “second quarter” of fiscal 2024 (“2024”)) and the six-month periods ended June 27, 2025 (the “first half” of 2025) and June 28, 2024 (the “first half” of 2024).
•The changes in cash flows for the first half of 2025 and the first half of 2024.

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

Stock Split

On March 4, 2025, the Company announced that its Board of Directors had approved a 10-for-1 forward stock split (the “Stock Split”) of the Company’s Common Stock, par value $1.00 per share (“Common Stock”), and the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”). The Stock Split was effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment also effected a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment obtained stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which took place on May 13, 2025. Each stockholder of record as of the close of business on May 16, 2025 received nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on May 23, 2025. Trading began on a split-adjusted basis on May 27, 2025. The par value per share of Common Stock and Class B Common Stock remains unchanged. Accordingly, an amount equal to the par value of the additional shares issued in the Stock Split was reclassified from additional paid-in capital to Common Stock and Class B Common Stock in the Company’s condensed consolidated financial statements. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold, and specific disaggregation of income taxes paid and tax expense. The amendment is effective for fiscal years beginning after December 15, 2024. The Company has evaluated the impact ASU 2023-09 will have on its consolidated financial statements and does not expect a material impact upon adoption. The Company intends to adopt ASU 2023-09 using a retrospective approach on its annual consolidated financial statements.

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

2.    Related Party Transactions

J. Frank Harrison, III

As of June 27, 2025, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 10,043,940 shares of Class B Common Stock, which represented approximately 72% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis.

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of June 27, 2025, The Coca‑Cola Company owned shares of Common Stock representing approximately 7% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Payments made by the Company to The Coca-Cola Company(1)	$604,600	$538,789	$1,047,856	$996,033
Payments made by The Coca-Cola Company to the Company	88,999	63,804	169,044	119,202

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

Acquisition related sub-bottling payments to CCR were $35.2 million in the first half of 2025 and $23.7 million in the first half of 2024. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	June 27, 2025	December 31, 2024
Current portion of acquisition related contingent consideration	$70,835	$63,982
Noncurrent portion of acquisition related contingent consideration	604,465	590,209
Total acquisition related contingent consideration	$675,300	$654,191

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.5 million as of June 27, 2025 and $20.9 million as of December 31, 2024.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $30.1 million as of June 27, 2025 and $25.3 million as of December 31, 2024. The Company also guarantees a portion of SAC’s debt; see Note 21 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $4.8 million in the first half of 2025 and $4.5 million in the first half of 2024.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $17.2 million on June 27, 2025 and $14.5 million on December 31, 2024, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $28.8 million as of June 27, 2025 and $27.5 million as of December 31, 2024.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $12.2 million in the first half of 2025 and $13.0 million in the first half of 2024.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $17.6 million on June 27, 2025 and $19.3 million on December 31, 2024. Rental payments for this lease were $1.0 million in both the second quarter of 2025 and the second quarter of 2024 and $2.0 million in both the first half of 2025 and the first half of 2024.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $3.9 million and $3.8 million in the second quarter of 2025 and the second quarter of 2024, respectively, and $6.0 million and $5.8 million in the first half of 2025 and the first half of 2024, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 99% of the Company’s net sales in the first half of 2025 and approximately 98% of the Company’s net sales in the first half of 2024.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,831,130	$1,766,391	$3,386,895	$3,327,536
Total point in time net sales	$1,831,130	$1,766,391	$3,386,895	$3,327,536

Over time net sales:
Nonalcoholic Beverages - over time	$13,931	$13,761	$27,166	$27,328
All Other - over time	10,458	15,791	21,435	32,705
Total over time net sales	$24,389	$29,552	$48,601	$60,033

Total net sales	$1,855,519	$1,795,943	$3,435,496	$3,387,569

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $5.4 million as of June 27, 2025 and $5.2 million as of December 31, 2024.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first half of 2025 and the first half of 2024:

	First Half
(in thousands)	2025	2024
Beginning balance - allowance for credit losses	$9,524	$11,560
Additions charged to expenses and as a reduction to net sales	879	1,353
Deductions	(4,029)	(2,637)
Ending balance - allowance for credit losses	$6,374	$10,276

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

The Company’s segment results are as follows:

	Second Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,845,061	$81,210	$(70,752)	$1,855,519
Cost of goods sold	1,121,401	44,880	(53,258)	1,113,023
Gross profit	723,660	36,330	(17,494)	742,496
Selling, delivery and administrative expenses:
Payroll costs(2)	$294,939	$13,151	$—	$308,090
Fleet costs(3)	23,262	6,690	—	29,952
Depreciation and amortization expense(4)	29,126	547	—	29,673
All other segment items(5)	112,469	7,722	(17,494)	102,697
Total selling, delivery and administrative expenses	459,796	28,110	(17,494)	470,412
Income from operations	$263,864	$8,220	$—	$272,084

Total depreciation and amortization expense(4)	$49,386	$5,379	$—	$54,765

	Second Quarter 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,780,152	$86,598	$(70,807)	$1,795,943
Cost of goods sold	1,077,535	54,485	(52,787)	1,079,233
Gross profit	702,617	32,113	(18,020)	716,710
Selling, delivery and administrative expenses:
Payroll costs(2)	$283,052	$13,392	$—	$296,444
Fleet costs(3)	25,701	7,671	—	33,372
Depreciation and amortization expense(4)	25,482	495	—	25,977
All other segment items(5)	113,357	6,440	(18,020)	101,777
Total selling, delivery and administrative expenses	447,592	27,998	(18,020)	457,570
Income from operations	$255,025	$4,115	$—	$259,140

Total depreciation and amortization expense(4)	$43,723	$3,935	$—	$47,658

	First Half 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$3,414,061	$157,198	$(135,763)	$3,435,496
Cost of goods sold	2,076,336	90,173	(100,613)	2,065,896
Gross profit	1,337,725	67,025	(35,150)	1,369,600
Selling, delivery and administrative expenses:
Payroll costs(2)	$560,872	$25,923	$—	$586,795
Fleet costs(3)	47,089	14,373	—	61,462
Depreciation and amortization expense(4)	57,380	1,085	—	58,465
All other segment items(5)	221,277	14,847	(35,150)	200,974
Total selling, delivery and administrative expenses	886,618	56,228	(35,150)	907,696
Income from operations	$451,107	$10,797	$—	$461,904

Total depreciation and amortization expense(4)	$97,434	$10,704	$—	$108,138

	First Half 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$3,354,864	$174,700	$(141,995)	$3,387,569
Cost of goods sold	2,023,991	111,246	(104,937)	2,030,300
Gross profit	1,330,873	63,454	(37,058)	1,357,269
Selling, delivery and administrative expenses:
Payroll costs(2)	$545,749	$26,668	$—	$572,417
Fleet costs(3)	51,779	15,786	—	67,565
Depreciation and amortization expense(4)	50,539	989	—	51,528
All other segment items(5)	215,639	12,632	(37,058)	191,213
Total selling, delivery and administrative expenses	863,706	56,075	(37,058)	882,723
Income from operations	$467,167	$7,379	$—	$474,546

Total depreciation and amortization expense(4)	$86,821	$7,588	$—	$94,409

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

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2025	2024	2025	2024
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$187,387	$172,812	$290,998	$338,553
Less dividends:
Common Stock	19,283	4,185	38,565	142,273
Class B Common Stock	2,512	502	5,024	17,080
Total undistributed earnings	$165,592	$168,125	$247,409	$179,200

Common Stock undistributed earnings – basic	$146,472	$149,974	$218,869	$159,923
Class B Common Stock undistributed earnings – basic	19,120	18,151	28,540	19,277
Total undistributed earnings – basic	$165,592	$168,125	$247,409	$179,200

Common Stock undistributed earnings – diluted	$146,236	$149,738	$218,515	$159,671
Class B Common Stock undistributed earnings – diluted	19,356	18,387	28,894	19,529
Total undistributed earnings – diluted	$165,592	$168,125	$247,409	$179,200

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$19,283	$4,185	$38,565	$142,273
Common Stock undistributed earnings – basic	146,472	149,974	218,869	159,923
Numerator for basic net income per Common Stock share	$165,755	$154,159	$257,434	$302,196

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$502	$5,024	$17,080
Class B Common Stock undistributed earnings – basic	19,120	18,151	28,540	19,277
Numerator for basic net income per Class B Common Stock share	$21,632	$18,653	$33,564	$36,357

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$19,283	$4,185	$38,565	$142,273
Dividends on Class B Common Stock assumed converted to Common Stock	2,512	502	5,024	17,080
Common Stock undistributed earnings – diluted	165,592	168,125	247,409	179,200
Numerator for diluted net income per Common Stock share	$187,387	$172,812	$290,998	$338,553

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$502	$5,024	$17,080
Class B Common Stock undistributed earnings – diluted	19,356	18,387	28,894	19,529
Numerator for diluted net income per Class B Common Stock share	$21,868	$18,889	$33,918	$36,609

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	76,969	83,016	77,048	83,349
Class B Common Stock weighted average shares outstanding – basic	10,047	10,047	10,047	10,047

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	87,157	93,210	87,236	93,543
Class B Common Stock weighted average shares outstanding – diluted	10,188	10,194	10,188	10,194

	Second Quarter		First Half
(in thousands, except per share data)	2025	2024	2025	2024
Basic net income per share:
Common Stock	$2.15	$1.86	$3.34	$3.63
Class B Common Stock	$2.15	$1.86	$3.34	$3.62

Diluted net income per share:
Common Stock	$2.15	$1.85	$3.34	$3.62
Class B Common Stock	$2.15	$1.85	$3.33	$3.59

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
(6)On March 4, 2025, the Company announced that its Board of Directors had approved the Stock Split of Common Stock and Class B Common Stock. The Stock Split was effected through the Amendment. The Amendment also effected a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment obtained stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which took place on May 13, 2025. Each stockholder of record as of the close of business on May 16, 2025 received nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on May 23, 2025. Trading began on a split-adjusted basis on May 27, 2025. All share or per share amounts reflected above have been retroactively adjusted to reflect the effects of the Stock Split.
(7)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The share repurchase authorization is discretionary and has no expiration date. There were 291,930 split-adjusted shares of Common Stock repurchased under the share repurchase program during the second quarter of 2025. Refer to “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further details related to the share repurchase program.

6.Short-Term Investments

Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. As of June 27, 2025 and December 31, 2024, all of the Company’s short-term investments were classified as available-for-sale. Realized gains and losses on available-for-sale investments are included in net income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the condensed consolidated balance sheets as a component of accumulated other comprehensive income.

As of June 27, 2025, the Company’s available-for-sale investments consisted of the following cost, unrealized positions and estimated fair value, disaggregated by class of instrument:

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$215,996	$33	$(36)	$215,993
Corporate bonds	122,010	24	(40)	121,994
Commercial paper instruments	11,589	—	—	11,589
Asset-backed securities	609	1	—	610
Total short-term investments	$350,204	$58	$(76)	$350,186

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

As of June 27, 2025 and December 31, 2024, all of the Company’s available-for-sale investments were classified as short-term investments in the condensed consolidated balance sheets and had weighted average maturities of less than one year. The Company did not identify any other-than-temporary impairment on its available-for-sale investments during the first half of 2025 or the first half of 2024.

The sale and/or maturity of available-for-sale investments resulted in proceeds of $111.7 million during the second quarter of 2025 and $15.5 million during the second quarter of 2024. There were no gross realized gains or losses on the Company’s available-for-sale investments during the second quarter of 2025 or the second quarter of 2024.

The sale and/or maturity of available-for-sale investments resulted in proceeds of $224.5 million during the first half of 2025 and $16.6 million during the first half of 2024. There were no gross realized gains or losses on the Company’s available-for-sale investments during the first half of 2025 or the first half of 2024.

7.    Inventories

Inventories consisted of the following:

(in thousands)	June 27, 2025	December 31, 2024
Finished products	$226,958	$203,373
Manufacturing materials	79,271	84,096
Plastic shells, plastic pallets and other inventories	42,939	42,926
Total inventories	$349,168	$330,395

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 27, 2025	December 31, 2024
Repair parts	$36,820	$34,465
Prepaid software	11,932	8,616
Prepaid marketing	5,723	5,142
Commodity hedges at fair market value	3,314	2,472
Prepaid taxes	2,470	12,119
Other prepaid expenses and other current assets	32,588	33,517
Total prepaid expenses and other current assets	$92,847	$96,331

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	June 27, 2025	December 31, 2024	Estimated Useful Lives
Land	$131,714	$132,543
Buildings	494,713	493,810	8-50 years
Machinery and equipment	635,264	563,834	5-20 years
Transportation equipment	740,667	682,263	3-20 years
Furniture and fixtures	113,127	113,156	3-10 years
Cold drink dispensing equipment	465,827	456,984	3-17 years
Leasehold and land improvements	195,581	192,282	5-20 years
Software for internal use	43,925	50,293	3-10 years
Construction in progress	42,592	77,707
Total property, plant and equipment, at cost	2,863,410	2,762,872
Less: Accumulated depreciation and amortization	1,311,041	1,257,605
Property, plant and equipment, net	$1,552,369	$1,505,267

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	June 27, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	6.0 years	6.4 years
Financing leases	3.2 years	2.9 years
Weighted average discount rate:
Operating leases	4.2%	4.1%
Financing leases	5.1%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Operating lease costs	$6,639	$7,475	$13,233	$15,264
Short-term and variable leases	1,830	3,369	3,917	6,399
Depreciation expense from financing leases	374	411	785	823
Interest expense on financing lease obligations	48	84	106	176
Total lease cost	$8,891	$11,339	$18,041	$22,662

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of June 27, 2025:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2025	$15,352	$997
2026	26,432	1,084
2027	22,099	338
2028	17,446	345
2029	16,086	352
Thereafter	28,719	268
Total minimum lease payments including interest	$126,134	$3,384
Less: Amounts representing interest	14,383	255
Present value of minimum lease principal payments	111,751	3,129
Less: Current portion of lease liabilities	24,538	1,660
Noncurrent portion of lease liabilities	$87,213	$1,469

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2024:

(in thousands)	Operating Leases	Financing Leases
2025	$26,799	$2,869
2026	24,578	1,233
2027	21,101	338
2028	16,427	345
2029	15,046	352
Thereafter	27,482	268
Total minimum lease payments including interest	$131,433	$5,405
Less: Amounts representing interest	15,814	374
Present value of minimum lease principal payments	115,619	5,031
Less: Current portion of lease liabilities	23,257	2,685
Noncurrent portion of lease liabilities	$92,362	$2,346

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Half
(in thousands)	2025	2024
Cash flows from operating activities impact:
Operating leases	$12,521	$14,989
Interest payments on financing lease obligations	106	176
Total cash flows from operating activities impact	$12,627	$15,165

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,320	$1,221
Total cash flows from financing activities impact	$1,320	$1,221

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	June 27, 2025	December 31, 2024
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	210,385	197,939
Distribution agreements, net	$779,806	$792,252

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	June 27, 2025	December 31, 2024
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	20,221	19,410
Customer lists, net	$5,067	$5,878

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $67.4 million as of June 27, 2025 and $52.2 million as of December 31, 2024.

14.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 27, 2025	December 31, 2024
Current portion of acquisition related contingent consideration	$70,835	$63,982
Accrued insurance costs	67,242	58,040
Accrued marketing costs	53,506	55,879
Employee and retiree benefit plan accruals	30,474	33,446
Accrued taxes (other than income taxes)	8,259	6,821
Accrued interest payable	7,734	7,611
All other accrued expenses	23,585	20,908
Total other accrued liabilities	$261,635	$246,687

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

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Cost of sales	$1,320	$1,075	$521	$(81)
Selling, delivery and administrative expenses	689	254	854	211
Total gain	$2,009	$1,329	$1,375	$130

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

(in thousands)	June 27, 2025	December 31, 2024
Assets:
Prepaid expenses and other current assets	$3,314	$2,472
Other assets	533	—
Total assets	$3,847	$2,472

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	June 27, 2025	December 31, 2024
Gross commodity derivative instrument assets	$4,225	$2,472
Gross commodity derivative instrument liabilities	378	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	June 27, 2025	December 31, 2024
Notional amount of outstanding commodity derivative instruments	$53,033	$50,928
Latest maturity date of outstanding commodity derivative instruments	December 2026	December 2025

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, short-term investments, commodity derivative instruments, debt and acquisition related contingent consideration:

	June 27, 2025
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$89,612	$89,612	$89,612	$—	$—
Short-term investments	350,186	350,186	338,597	11,589	—
Commodity derivative instruments	3,847	3,847	—	3,847	—
Liabilities:
Deferred compensation plan liabilities	89,612	89,612	89,612	—	—
Debt	1,787,669	1,828,300	—	1,828,300	—
Acquisition related contingent consideration	675,300	675,300	—	—	675,300

	December 31, 2024
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$81,123	$81,123	$81,123	$—	$—
Short-term investments	301,210	301,210	283,547	17,663	—
Commodity derivative instruments	2,472	2,472	—	2,472	—
Liabilities:
Deferred compensation plan liabilities	81,123	81,123	81,123	—	—
Debt	1,786,348	1,803,500	—	1,803,500	—
Acquisition related contingent consideration	654,191	654,191	—	—	654,191

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Beginning balance - Level 3 liability	$681,800	$649,596	$654,191	$669,337
Payments of acquisition related contingent consideration	(15,390)	(13,976)	(35,209)	(23,676)
Reclassification to current payables	(3,500)	(6,200)	1,200	(10,700)
Increase in fair value	12,390	27,826	55,118	22,285
Ending balance - Level 3 liability	$675,300	$657,246	$675,300	$657,246

As of June 27, 2025 and June 28, 2024, a WACC of 8.9% and 9.0%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2025 was primarily driven by a decrease in the WACC used to calculate the fair value of the liability and changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first half of 2025.

For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

17.    Income Taxes

The Company’s effective income tax rate was 25.9% for the first half of 2025 and 25.6% for the first half of 2024. The Company’s income tax expense was $101.5 million for the first half of 2025 and $116.5 million for the first half of 2024. The decrease in income tax expense was primarily attributable to lower income before taxes during the first half of 2025 compared to the first half of 2024.

The Company had uncertain tax positions, including accrued interest, of $0.5 million on June 27, 2025 and $0.4 million on December 31, 2024, all of which would affect the Company’s effective income tax rate if recognized.

Prior tax years beginning in year 2021 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 2001 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

On July 4, 2025, subsequent to the end of the second quarter of 2025, H.R. 1, commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), was enacted into law. The OBBBA is a reconciliation bill impacting businesses as it includes a broad range of tax reform provisions. The Company does not expect any material net impact to its condensed consolidated financial statements as a result of the OBBBA.

18.    Pension and Postretirement Benefit Obligations

Pension Plan

The Company sponsors a pension plan, the Bargaining Plan (the “Bargaining Plan”). The Bargaining Plan is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants.

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Service cost	$973	$1,091	$1,946	$2,182
Interest cost	653	588	1,306	1,177
Expected return on plan assets	(819)	(762)	(1,639)	(1,525)
Recognized net actuarial gain	(9)	—	(18)	—
Amortization of prior service costs	4	4	8	8
Net periodic pension cost	$802	$921	$1,603	$1,842

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company did not make any contributions to the Bargaining Plan during the first half of 2025. The Company expects to make cash contributions to the Bargaining Plan of up to $5 million during 2025.

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

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Service cost	$323	$310	$646	$620
Interest cost	857	781	1,714	1,562
Recognized net actuarial loss	—	26	—	52
Net periodic postretirement benefit cost	$1,180	$1,117	$2,360	$2,234

19.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	June 27, 2025	December 31, 2024
Noncurrent portion of acquisition related contingent consideration	$604,465	$590,209
Accruals for executive benefit plans	162,434	163,444
Noncurrent deferred proceeds from related parties	95,580	97,112
Other	7,073	8,794
Total other liabilities	$869,552	$859,559

20.    Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	June 27, 2025	December 31, 2024
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	3.800%	Semi-annually	Public	$350,000	$350,000
Senior notes	10/10/2026	3.930%	Quarterly	Nonpublic	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	5.250%	Semi-annually	Public	700,000	700,000
Revolving credit facility(3)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	5.450%	Semi-annually	Public	500,000	500,000
Unamortized discount on senior bonds(1)(2)(4)	Various				(1,342)	(1,482)
Debt issuance costs					(10,989)	(12,170)
Total debt					1,787,669	1,786,348
Less: Current portion of debt(1)					349,863	349,699
Total long-term debt					$1,437,806	$1,436,649

(1)The 2025 Senior Bonds were issued at 99.975% of par. As of June 27, 2025 and December 31, 2024, the 2025 Senior Bonds, net of debt issuance costs and unamortized discount, were classified as current portion of debt in the condensed consolidated balance sheets.
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

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of June 27, 2025. These covenants have not restricted the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

21.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 13.3 million cases and 11.9 million cases of finished product from SAC in the first half of 2025 and the first half of 2024, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Purchases from Southeastern	$29,266	$37,132	$56,540	$74,096
Purchases from SAC	57,126	49,369	110,144	99,925
Total purchases from manufacturing cooperatives	$86,392	$86,501	$166,684	$174,021

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of June 27, 2025 and December 31, 2024, the ratio of SAC’s total liabilities to SAC’s shareholders’ equity was such that the Company was not required to guarantee any of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of June 27, 2025, and there was no impairment identified in 2024.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $47.5 million on June 27, 2025 and $39.0 million on December 31, 2024.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of June 27, 2025, the future payments related to these contractual arrangements, which expire at various dates through 2035, amounted to $124.0 million. As of December 31, 2024, the future payments related to these contractual arrangements, which expired at various dates through 2034, amounted to $135.5 million.

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

Following is a summary of AOCI(L) for the second quarter of 2025 and the second quarter of 2024:

(in thousands)	March 28, 2025	Pre-tax Activity	Tax Effect	June 27, 2025
Net pension activity:
Actuarial gain	$4,412	$(9)	$3	$4,406
Prior service costs	(82)	4	(1)	(79)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	2,960
Prior service costs	(624)	—	—	(624)
Unrealized gain (loss) on short-term investments	14	(37)	8	(15)
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$1,871	$(42)	$10	$1,839

(in thousands)	March 29, 2024	Pre-tax Activity	Tax Effect	June 28, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$533
Prior service costs	(94)	4	(1)	(91)
Net postretirement benefits activity:
Actuarial gain	741	26	(6)	761
Prior service costs	(624)	—	—	(624)
Unrealized loss on short-term investments	(176)	4	(1)	(173)
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$(4,429)	$34	$(8)	$(4,403)

Following is a summary of AOCI(L) for the first half of 2025 and the first half of 2024:

(in thousands)	December 31, 2024	Pre-tax Activity	Tax Effect	June 27, 2025
Net pension activity:
Actuarial gain	$4,418	$(18)	$6	$4,406
Prior service costs	(85)	8	(2)	(79)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	2,960
Prior service costs	(624)	—	—	(624)
Unrealized gain (loss) on short-term investments	25	(51)	11	(15)
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$1,885	$(61)	$15	$1,839

(in thousands)	December 31, 2023	Pre-tax Activity	Tax Effect	June 28, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$533
Prior service costs	(97)	8	(2)	(91)
Net postretirement benefits activity:
Actuarial gain	721	52	(12)	761
Prior service costs	(624)	—	—	(624)
Unrealized loss on short-term investments	—	(228)	55	(173)
Reclassification of stranded tax effects	(4,809)	—	—	(4,809)
Total AOCI(L)	$(4,276)	$(168)	$41	$(4,403)

23.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Half
(in thousands)	2025	2024
Short-term investments	$(3,368)	$(2,518)
Accounts receivable, trade	(36,594)	(61,861)
Allowance for doubtful accounts	(2,950)	(784)
Accounts receivable from The Coca‑Cola Company	2,650	(20,504)
Accounts receivable, other	1,323	25,725
Inventories	(18,773)	(16,317)
Prepaid expenses and other current assets	3,484	5,360
Accounts payable, trade	41,779	4,796
Accounts payable to The Coca‑Cola Company	65,390	109,141
Other accrued liabilities	14,948	16,655
Accrued compensation	(85,710)	(59,436)
Change in current assets less current liabilities	$(17,821)	$257

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of June 27, 2025 and December 31, 2024.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended June 27, 2025 (the “second quarter” of fiscal 2025 (“2025”)) and June 28, 2024 (the “second quarter” of fiscal 2024 (“2024”)) and the six-month periods ended June 27, 2025 (the “first half” of 2025) and June 28, 2024 (the “first half” of 2024).
•The changes in cash flows for the first half of 2025 and the first half of 2024.

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

Executive Summary

Volume was down 0.8% in the second quarter of 2025 and down 3.5% in the first half of the year. The first half of 2025 had two fewer selling days compared to the first half of 2024, which accounted for approximately 1.0% of the volume decline during the first half of 2025, as discussed in the “Comparable and Adjusted Results (Non-GAAP)” section. Our Sparkling category volume declined slightly by 0.3% in the second quarter of 2025 and 2.6% in the first half of 2025. Coca-Cola Original taste continued to be negatively impacted by shifts in consumer demand with the balance of our Sparkling portfolio recording solid growth during the second quarter of 2025. Still volume declined 2.4% and 6.3% in the second quarter and first half of 2025, respectively. Volume of our Dasani water packages was down during the second quarter; however, we experienced solid volume growth in our enhanced water, energy and protein products. Excluding Dasani, volume within our Still category increased by 2.0% in the second quarter of 2025 and 0.3% in the first half of 2025.

Net sales increased 3.3% to $1.9 billion in the second quarter of 2025 and increased 1.4% to $3.4 billion in the first half of 2025. Sparkling and Still net sales increased 3.0% and 4.8% in the second quarter of 2025, respectively, compared to the second quarter of 2024. Sales within supermarkets, club stores and value channels were strong during the second quarter of 2025 as consumers sought value in take-home packages, while sales slowed in our small store convenience outlets and eating and drinking on-premise locations. The increase in Sparkling category sales during the quarter was driven by pricing realization and solid growth within zero-sugar and other flavor offerings, partially offset by softness in Coca-Cola Original taste. The increase in sales within our Still category was concentrated in our Monster Energy, Core Power, Topo Chico and smartwater brands.

Gross profit in the second quarter of 2025 was $742.5 million, an increase of $25.8 million, or 3.6%. Gross margin in the second quarter of 2025 improved 10 basis points to 40.0%. Pricing realization associated with the annual price increase in the first quarter of 2025 contributed to the modest gross margin expansion. Gross profit in the first half of 2025 was $1.4 billion, an increase of $12.3 million, or 0.9%.

Selling, delivery and administrative (“SD&A”) expenses in the second quarter of 2025 increased $12.8 million, or 2.8%. SD&A expenses in the first half of 2025 increased $25.0 million, or 2.8%. The increase in SD&A expenses in the second quarter and first half of 2025 as compared to the second quarter and first half of 2024 was primarily driven by an increase in labor costs related to annual wage adjustments. SD&A expenses as a percentage of net sales in the second quarter of 2025 decreased 10 basis points to 25.4% as compared to the second quarter of 2024. SD&A expenses as a percentage of net sales in the first half of 2025 increased 30 basis points to 26.4% as compared to the first half of 2024.

Income from operations in the second quarter of 2025 was $272.1 million, compared to $259.1 million in the second quarter of 2024, an increase of 5.0%. Operating margin for the second quarter of 2025 was 14.7% as compared to 14.4% for the second quarter of 2024, an increase of 30 basis points. For the first half of 2025, income from operations decreased $12.6 million to $461.9 million, a decline of 2.7%. The two fewer selling days in the first half of 2025 accounted for approximately $10 million of the decrease in income from operations.

Net income in the second quarter of 2025 was $187.4 million, compared to $172.8 million in the second quarter of 2024, an increase of $14.6 million, or 8.4%. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in the second quarter of 2025 was $195.2 million, compared to $192.8 million in the second quarter of 2024, an increase of $2.4 million, or 1.2%. Income tax expense for the second quarter of 2025 was $65.6 million, compared to $59.4 million for the second quarter of 2024, resulting in an effective income tax rate of approximately 26% for both periods.

Net income in the first half of 2025 was $291.0 million, compared to $338.6 million in the first half of 2024, a decline of $47.6 million, or 14.0%. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in the first half of 2025 was $331.4 million, compared to $355.2 million in the first half of 2024, a decrease of $23.8 million, or 6.7%. Net income for the first half of 2025 was adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, driven primarily by a decrease in the discount rate and changes in the future cash flow projections used to compute the fair value of the liability.

Cash flows from operations for the first half of 2025 were $406.2 million, compared to $437.1 million for the first half of 2024. In the first half of 2025, we invested approximately $157 million in capital expenditures as we continue to optimize our supply chain and invest for future growth. In fiscal year 2025, we expect capital expenditures to be approximately $300 million.

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

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territory. Direct store delivery (“DSD”) is our preferred and primary route to market. Our typical DSD method uses Company-owned vehicles and warehouses, but we increasingly shifted to alternative methods of distribution during 2024 and continued to use alternative methods of distribution during the first half of 2025. For example, in instances of post-mix delivery for use in fountain machines, we have shifted, and continue to shift, our delivery method towards alternative distributors in order to enhance profitability and customer service. We receive a fee from our brand partners on these post-mix gallons delivered to locally managed customers in our territory, which is recorded as a reduction to cost of sales.

In instances of bottle/can delivery, we have shifted certain products for certain customers and channels of business to alternative routes to market. These alternative routes to market include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company, and, because we have the exclusive distribution rights for nonalcoholic beverages within our franchise territory, we receive fees from our brand partners for the delivery of qualified product in our territory. These fees are reported in net sales.

During the first half of 2025, nearly two-thirds of our post-mix gallons and less than 10% of our bottle/can volume was delivered through alternative routes to market.

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

Results of Operations

Second Quarter Results

The Company’s results of operations for the second quarter of 2025 and the second quarter of 2024 are highlighted in the table below and discussed in the following paragraphs.

	Second Quarter
(in thousands)	2025	2024	Change
Net sales	$1,855,519	$1,795,943	$59,576
Cost of sales	1,113,023	1,079,233	33,790
Gross profit	742,496	716,710	25,786
Selling, delivery and administrative expenses	470,412	457,570	12,842
Income from operations	272,084	259,140	12,944
Interest expense (income), net	5,948	(1,620)	7,568
Mark-to-market on acquisition related contingent consideration	12,390	27,826	(15,436)
Other expense, net	754	709	45
Income before taxes	252,992	232,225	20,767
Income tax expense	65,605	59,413	6,192
Net income	187,387	172,812	14,575
Other comprehensive (loss) income, net of tax	(32)	26	(58)
Comprehensive income	$187,355	$172,838	$14,517

Net Sales

Net sales increased $59.6 million, or 3.3%, to $1.86 billion in the second quarter of 2025, as compared to $1.80 billion in the second quarter of 2024. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $50 million during the second quarter of 2025. Net sales was also positively impacted by shifts in product mix during the second quarter of 2025, as certain of the Company’s higher-priced brands, including energy, protein and enhanced water products, had strong sales during the quarter. The increase in net sales was partially offset by lower case sales volume during the second quarter of 2025 as compared to the second quarter of 2024.

Net sales by product category were as follows:

	Second Quarter
(in thousands)	2025	2024	% Change
Bottle/can sales:
Sparkling beverages	$1,079,956	$1,048,874	3.0%
Still beverages	626,078	597,485	4.8%
Total bottle/can sales	1,706,034	1,646,359	3.6%

Other sales:
Sales to other Coca‑Cola bottlers	95,373	92,393	3.2%
Post-mix sales and other	54,112	57,191	(5.4)%
Total other sales	149,485	149,584	(0.1)%

Total net sales	$1,855,519	$1,795,943	3.3%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Second Quarter
(in thousands)	2025	2024	% Change
Bottle/can sales volume:
Sparkling beverages	67,487	67,662	(0.3)%
Still beverages	23,219	23,791	(2.4)%
Total bottle/can sales volume	90,706	91,453	(0.8)%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, respond to customer demands and increase profitability, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than using Company-owned vehicles and warehouses. As a result of not physically delivering the product, the sales volume delivered using these alternative methods of distribution is not reflected in our volume metrics. Changes in the delivery of our products to our customers impacted our reported volume and net sales during 2024 and the first half of 2025.

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits and post-mix funding from our brand partners. Input costs for products we produce, including underlying commodity costs for aluminum cans, plastic bottles, carbon dioxide and sweetener, as well as labels and other packaging materials, and excluding concentrate, represent approximately 20% of total annual cost of sales.

Cost of sales increased $33.8 million, or 3.1%, to $1.11 billion in the second quarter of 2025, as compared to $1.08 billion in the second quarter of 2024. The increase in cost of sales was primarily driven by higher input costs, which increased cost of sales by approximately $35 million during the second quarter of 2025. Cost of sales also increased due to shifts in product mix to higher cost Still products as compared to the second quarter of 2024. The increase in cost of sales was partially offset by lower case sales volume during the second quarter of 2025 as compared to the second quarter of 2024.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Our brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territory. Certain of these marketing, advertising and other funding expenditures are made pursuant to annual arrangements. Total funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $52.4 million in the second quarter of 2025 and $49.3 million in the second quarter of 2024.

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

SD&A expenses increased $12.8 million, or 2.8%, to $470.4 million in the second quarter of 2025, as compared to $457.6 million in the second quarter of 2024. The increase in SD&A expenses was primarily driven by an increase in labor costs related to annual wage adjustments. SD&A expenses as a percentage of net sales decreased to 25.4% in the second quarter of 2025 from 25.5% in the second quarter of 2024.

Shipping and handling costs included in SD&A expenses were approximately $207 million in the second quarter of 2025 and approximately $200 million in the second quarter of 2024.

Interest Expense (Income), Net

Interest expense (income), net changed $7.6 million to $5.9 million of interest expense, net in the second quarter of 2025, as compared to $1.6 million of interest income, net in the second quarter of 2024. The change in interest expense (income), net was primarily a result of an increase in interest expense on higher average debt balances in the second quarter of 2025, as compared to the second quarter of 2024.

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

Mark-to-market on acquisition related contingent consideration was an increase of $12.4 million in the second quarter of 2025 and an increase of $27.8 million in the second quarter of 2024. During the second quarter of 2025, the $12.4 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by a decrease in the WACC used to calculate the fair value of the liability and changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. During the second quarter of 2024, the $27.8 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the WACC used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net was $0.8 million in the second quarter of 2025, as compared to $0.7 million in the second quarter of 2024.

Income Tax Expense

The Company’s effective income tax rate was 25.9% for the second quarter of 2025 and 25.6% for the second quarter of 2024. The Company’s income tax expense increased $6.2 million, or 10.4%, to $65.6 million for the second quarter of 2025, as compared to $59.4 million for the second quarter of 2024. The increase in income tax expense was primarily attributable to higher income before taxes during the second quarter of 2025 compared to the second quarter of 2024.

Other Comprehensive (Loss) Income, Net of Tax

Other comprehensive (loss) income, net of tax was $0.0 million in both the second quarter of 2025 and the second quarter of 2024.

First Half Results

Our results of operations for the first half of 2025 and the first half of 2024 are highlighted in the table below and discussed in the following paragraphs.

	First Half
(in thousands)	2025	2024	Change
Net sales	$3,435,496	$3,387,569	$47,927
Cost of sales	2,065,896	2,030,300	35,596
Gross profit	1,369,600	1,357,269	12,331
Selling, delivery and administrative expenses	907,696	882,723	24,973
Income from operations	461,904	474,546	(12,642)
Interest expense (income), net	12,822	(4,336)	17,158
Mark-to-market on acquisition related contingent consideration	55,118	22,285	32,833
Other expense, net	1,499	1,537	(38)
Income before taxes	392,465	455,060	(62,595)
Income tax expense	101,467	116,507	(15,040)
Net income	290,998	338,553	(47,555)
Other comprehensive loss, net of tax	(46)	(127)	81
Comprehensive income	$290,952	$338,426	$(47,474)

Net Sales

Net sales increased $47.9 million, or 1.4%, to $3.44 billion in the first half of 2025, as compared to $3.39 billion in the first half of 2024. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $100 million during the first half of 2025. Net sales was also positively impacted by shifts in product mix during the first half of 2025, as certain of the Company’s higher-priced brands, including protein, energy and enhanced water products, had strong sales during the period. These improvements were offset by lower case sales volume, which decreased net sales by approximately $120 million, as well as the impact of two fewer selling days in the first half of 2025 as compared to the first half of 2024.

Net sales by product category were as follows:

	First Half
(in thousands)	2025	2024	% Change
Bottle/can sales:
Sparkling beverages	$2,013,792	$1,996,385	0.9%
Still beverages	1,135,235	1,108,392	2.4%
Total bottle/can sales	3,149,027	3,104,777	1.4%

Other sales:
Sales to other Coca‑Cola bottlers	181,309	171,096	6.0%
Post-mix sales and other	105,160	111,696	(5.9)%
Total other sales	286,469	282,792	1.3%

Total net sales	$3,435,496	$3,387,569	1.4%

Product category sales volume of standard physical cases and the percentage change by product category were as follows:

	First Half
(in thousands)	2025	2024	% Change
Bottle/can sales volume:
Sparkling beverages	126,116	129,448	(2.6)%
Still beverages	41,317	44,116	(6.3)%
Total bottle/can sales volume	167,433	173,564	(3.5)%

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

Cost of Sales

Cost of sales increased $35.6 million, or 1.8%, to $2.07 billion in the first half of 2025, as compared to $2.03 billion in the first half of 2024. The increase in cost of sales was primarily driven by higher input costs, which increased cost of sales by approximately $80 million during the first half of 2025. Cost of sales also increased due to shifts in product mix to higher cost Still products as compared to the first half of 2024. The increase in cost of sales was partially offset by lower case sales volume, which decreased cost of sales by approximately $70 million as compared to the first half of 2024.

Total funding support from The Coca‑Cola Company and other beverage companies was $97.6 million in the first half of 2025, as compared to $94.6 million in the first half of 2024.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $25.0 million, or 2.8%, to $907.7 million in the first half of 2025, as compared to $882.7 million in the first half of 2024. The increase in SD&A expenses was primarily driven by an increase in labor costs related to annual wage adjustments. SD&A expenses as a percentage of net sales increased to 26.4% in the first half of 2025 from 26.1% in the first half of 2024.

Shipping and handling costs included in SD&A expenses were approximately $401 million in the first half of 2025 and approximately $393 million in the first half of 2024.

Interest Expense (Income), Net

Interest expense (income), net changed $17.2 million to $12.8 million of interest expense, net in the first half of 2025, as compared to $4.3 million of interest income, net in the first half of 2024. The change in interest expense (income), net was primarily due to an increase in interest expense on higher average debt balances in the first half of 2025, as compared to the first half of 2024, partially offset by an increase in interest income due to higher cash, cash equivalent and short-term investment balances.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration was an increase of $55.1 million in the first half of 2025 compared to an increase of $22.3 million in the first half of 2024. During the first half of 2025, the $55.1 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by a decrease in the WACC used to calculate the fair value of the liability and changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. During the first half of 2024, the $22.3 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the WACC used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net was $1.5 million in both the first half of 2025 and the first half of 2024.

Income Tax Expense

The Company’s effective income tax rate was 25.9% for the first half of 2025 and 25.6% for the first half of 2024. The Company’s income tax expense decreased $15.0 million, or 12.9%, to $101.5 million for the first half of 2025, as compared to $116.5 million for the first half of 2024. The decrease in income tax expense was primarily attributable to lower income before taxes during the first half of 2025 compared to the first half of 2024.

Other Comprehensive Loss, Net of Tax

Other comprehensive loss, net of tax was $0.0 million in the first half of 2025 and $0.1 million in the first half of 2024.

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

The Company’s segment results are as follows:

	Second Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,845,061	$81,210	$(70,752)	$1,855,519
Cost of goods sold	1,121,401	44,880	(53,258)	1,113,023
Gross profit	723,660	36,330	(17,494)	742,496
Selling, delivery and administrative expenses:
Payroll costs(2)	$294,939	$13,151	$—	$308,090
Fleet costs(3)	23,262	6,690	—	29,952
Depreciation and amortization expense(4)	29,126	547	—	29,673
All other segment items(5)	112,469	7,722	(17,494)	102,697
Total selling, delivery and administrative expenses	459,796	28,110	(17,494)	470,412
Income from operations	$263,864	$8,220	$—	$272,084

Total depreciation and amortization expense(4)	$49,386	$5,379	$—	$54,765

	Second Quarter 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,780,152	$86,598	$(70,807)	$1,795,943
Cost of goods sold	1,077,535	54,485	(52,787)	1,079,233
Gross profit	702,617	32,113	(18,020)	716,710
Selling, delivery and administrative expenses:
Payroll costs(2)	$283,052	$13,392	$—	$296,444
Fleet costs(3)	25,701	7,671	—	33,372
Depreciation and amortization expense(4)	25,482	495	—	25,977
All other segment items(5)	113,357	6,440	(18,020)	101,777
Total selling, delivery and administrative expenses	447,592	27,998	(18,020)	457,570
Income from operations	$255,025	$4,115	$—	$259,140

Total depreciation and amortization expense(4)	$43,723	$3,935	$—	$47,658

	First Half 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$3,414,061	$157,198	$(135,763)	$3,435,496
Cost of goods sold	2,076,336	90,173	(100,613)	2,065,896
Gross profit	1,337,725	67,025	(35,150)	1,369,600
Selling, delivery and administrative expenses:
Payroll costs(2)	$560,872	$25,923	$—	$586,795
Fleet costs(3)	47,089	14,373	—	61,462
Depreciation and amortization expense(4)	57,380	1,085	—	58,465
All other segment items(5)	221,277	14,847	(35,150)	200,974
Total selling, delivery and administrative expenses	886,618	56,228	(35,150)	907,696
Income from operations	$451,107	$10,797	$—	$461,904

Total depreciation and amortization expense(4)	$97,434	$10,704	$—	$108,138

	First Half 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$3,354,864	$174,700	$(141,995)	$3,387,569
Cost of goods sold	2,023,991	111,246	(104,937)	2,030,300
Gross profit	1,330,873	63,454	(37,058)	1,357,269
Selling, delivery and administrative expenses:
Payroll costs(2)	$545,749	$26,668	$—	$572,417
Fleet costs(3)	51,779	15,786	—	67,565
Depreciation and amortization expense(4)	50,539	989	—	51,528
All other segment items(5)	215,639	12,632	(37,058)	191,213
Total selling, delivery and administrative expenses	863,706	56,075	(37,058)	882,723
Income from operations	$467,167	$7,379	$—	$474,546

Total depreciation and amortization expense(4)	$86,821	$7,588	$—	$94,409

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

The following tables reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP):

	Second Quarter 2025
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(1)
Reported results (GAAP)	$742,496	$470,412	$272,084	$252,992	$187,387	$2.15
Fair value adjustment of acquisition related contingent consideration(2)	—	—	—	12,390	9,275	0.11
Fair value adjustments for commodity derivative instruments(3)	(1,320)	689	(2,009)	(2,009)	(1,511)	(0.02)
Total reconciling items	(1,320)	689	(2,009)	10,381	7,764	0.09
Adjusted results (non-GAAP)	$741,176	$471,101	$270,075	$263,373	$195,151	$2.24

	Second Quarter 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(1)
Reported results (GAAP)	$716,710	$457,570	$259,140	$232,225	$172,812	$1.86
Fair value adjustment of acquisition related contingent consideration(2)	—	—	—	27,826	20,950	0.22
Fair value adjustments for commodity derivative instruments(3)	(1,075)	254	(1,329)	(1,329)	(1,001)	(0.01)
Total reconciling items	(1,075)	254	(1,329)	26,497	19,949	0.21
Adjusted results (non-GAAP)	$715,635	$457,824	$257,811	$258,722	$192,761	$2.07

Results for the first half of 2024 include two additional selling days compared to the first half of 2025. For comparison purposes, the estimated impact of the additional selling days in the first half of 2024 has been excluded from our comparable volume results.

	First Half
(in thousands)	2025	2024	Change
Standard physical case volume	167,433	173,564	(3.5)%
Volume related to extra days in fiscal period	—	(1,760)
Comparable standard physical case volume	167,433	171,804	(2.5)%

	First Half 2025
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(1)
Reported results (GAAP)	$1,369,600	$907,696	$461,904	$392,465	$290,998	$3.34
Fair value adjustment of acquisition related contingent consideration(2)	—	—	—	55,118	41,449	0.48
Fair value adjustments for commodity derivative instruments(3)	(521)	854	(1,375)	(1,375)	(1,034)	(0.01)
Total reconciling items	(521)	854	(1,375)	53,743	40,415	0.47
Adjusted results (non-GAAP)	$1,369,079	$908,550	$460,529	$446,208	$331,413	$3.81

	First Half 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(1)
Reported results (GAAP)	$1,357,269	$882,723	$474,546	$455,060	$338,553	$3.63
Fair value adjustment of acquisition related contingent consideration(2)	—	—	—	22,285	16,778	0.18
Fair value adjustments for commodity derivative instruments(3)	81	211	(130)	(130)	(98)	—
Total reconciling items	81	211	(130)	22,155	16,680	0.18
Adjusted results (non-GAAP)	$1,357,350	$882,934	$474,416	$477,215	$355,233	$3.81

Following is an explanation of non-GAAP adjustments:

(1)All share or per share amounts impacting the basic net income per share amounts have been retroactively adjusted to reflect the effects of the Stock Split (as defined below) executed by the Company during the second quarter of 2025. Refer to the discussion in “Liquidity and Capital Resources” below for further details related to the Stock Split.
(2)This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and future cash flow projections of the distribution territories subject to acquisition related sub-bottling payments.
(3)The Company enters into commodity derivative instruments from time to time to hedge some or all of its projected purchases of aluminum, PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity price risk. The Company accounts for its commodity derivative instruments on a mark-to-market basis.

Financial Condition

Total assets were $5.54 billion as of June 27, 2025, which was an increase of $228.4 million from December 31, 2024. Net working capital, defined as current assets less current liabilities, was $1.39 billion as of June 27, 2025, which was an increase of $157.9 million from December 31, 2024.

Significant changes in net working capital as of June 27, 2025 as compared to December 31, 2024 were as follows:

•An increase in cash and cash equivalents of $84.1 million, primarily as a result of strong operating performance and working capital management during the first half of 2025.
•An increase in short-term investments of $49.0 million, primarily due to approximately $270 million of short-term investment purchases during the first half of 2025, partially offset by short-term investment maturities of approximately $225 million.
•An increase in accounts receivable, trade of $36.6 million, primarily due to the timing of cash receipts.
•An increase in accounts payable, trade of $31.0 million and an increase in accounts payable to The Coca-Cola Company of $65.4 million, primarily due to the timing of cash payments.
•A decrease in accrued compensation of $85.7 million, primarily as a result of the timing of bonus and incentive payments in the first half of 2025.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of June 27, 2025, the Company had $1.22 billion in cash and cash equivalents. The Company’s cash equivalent balance as of June 27, 2025 consisted predominantly of investments in money market funds, time deposits and commercial paper with maturities of 90 days or less. As of June 27, 2025, the Company had $350.2 million in short-term investments, which consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

On March 4, 2025, the Company announced that its Board of Directors had approved a 10-for-1 forward stock split (the “Stock Split”) of Common Stock and the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”). The Stock Split was effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment also effected a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment obtained stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which took place on May 13, 2025. Each stockholder of record as of the close of business on May 16, 2025 received nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on May 23, 2025. Trading began on a split-adjusted basis on May 27, 2025. The par value per share of Common Stock and Class B Common Stock remains unchanged.

On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. During the second quarter of 2025, the Company repurchased 291,930 split-adjusted shares of Common Stock under the share repurchase program for an aggregate purchase price of $34.4 million, excluding fees and expenses related to the share repurchases. As of June 27, 2025, the total remaining share repurchase authorization was $914.0 million.

The Company’s debt as of June 27, 2025 and December 31, 2024 was as follows:

(in thousands)	Maturity Date	June 27, 2025	December 31, 2024
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	$350,000	$350,000
Senior notes	10/10/2026	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	700,000	700,000
Revolving credit facility(3)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	500,000	500,000
Unamortized discount on senior bonds(1)(2)(4)	Various	(1,342)	(1,482)
Debt issuance costs		(10,989)	(12,170)
Total debt		1,787,669	1,786,348
Less: Current portion of debt(1)		349,863	349,699
Total long-term debt		$1,437,806	$1,436,649

(1)The 2025 Senior Bonds were issued at 99.975% of par. As of June 27, 2025 and December 31, 2024, the 2025 Senior Bonds, net of debt issuance costs and unamortized discount, were classified as current portion of debt in the condensed consolidated balance sheets.
(2)The 2029 Senior Bonds were issued at 99.843% of par.
(3)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(4)The 2034 Senior Bonds were issued at 99.893% of par.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of June 27, 2025. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of June 27, 2025, the Company’s credit ratings and outlook for its debt were as follows:

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

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
Beginning balance - Level 3 liability	$681,800	$649,596	$654,191	$669,337
Payments of acquisition related contingent consideration	(15,390)	(13,976)	(35,209)	(23,676)
Reclassification to current payables	(3,500)	(6,200)	1,200	(10,700)
Increase in fair value	12,390	27,826	55,118	22,285
Ending balance - Level 3 liability	$675,300	$657,246	$675,300	$657,246

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Half
(in thousands)	2025	2024
Cash Sources:
Net cash provided by operating activities(1)	$406,221	$437,131
Proceeds from the disposal of short-term investments	224,485	16,643
Proceeds from the sale of property, plant and equipment	6,277	250
Proceeds from bond issuance	—	1,200,000
Total cash sources	$636,983	$1,654,024

Cash Uses:
Purchases of short-term investments	$270,144	$213,123
Additions to property, plant and equipment	157,383	159,400
Cash dividends paid	43,589	159,353
Payments of acquisition related contingent consideration	35,209	23,676
Payments related to share repurchases	34,410	14,471
Investment in equity method investees	10,594	6,549
Payments on financing lease obligations	1,320	1,221
Debt issuance fees	233	12,212
Total cash uses	$552,882	$590,005
Net increase in cash and cash equivalents during period	$84,101	$1,064,019

(1)Net cash provided by operating activities in the first half of 2025 included net income tax payments of $111.3 million and net interest payments of $43.7 million. Net cash provided by operating activities in the first half of 2024 included net income tax payments of $109.8 million and net interest payments of $11.9 million.

Cash Flows From Operating Activities

During the first half of 2025, cash provided by operating activities was $406.2 million, as compared to $437.1 million during the first half of 2024, which was a decrease of $30.9 million.

Cash Flows From Investing Activities

During the first half of 2025, cash used in investing activities was $207.4 million, which was a decrease of $154.8 million as compared to the first half of 2024. The decline was primarily a result of a decrease in purchases of short-term investments, net of proceeds, of approximately $150 million as compared to the first half of 2024.

Additions to property, plant and equipment were $157.4 million during the first half of 2025 and $159.4 million during the first half of 2024. There were $34.8 million and $29.5 million of additions to property, plant and equipment accrued in accounts payable, trade as of June 27, 2025 and June 28, 2024, respectively. The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2025 will be approximately $300 million.

Cash Flows From Financing Activities

During the first half of 2025, cash used in financing activities was $114.8 million, as compared to cash provided by financing activities of $989.1 million during the first half of 2024. The primary driver of the change was the cash received from the issuance of $1.20 billion of bonds during the first half of 2024, partially offset by higher dividend payments during the first half of 2024. Dividend payments decreased from $159.4 million during the first half of 2024 to $43.6 million during the first half of 2025. Dividend payments during the first half of 2024 included special dividend payments of approximately $150 million.

The Company had cash payments for acquisition related contingent consideration of $35.2 million during the first half of 2025 and $23.7 million during the first half of 2024. For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

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

	Second Quarter		First Half
(in thousands)	2025	2024	2025	2024
(Decrease) increase in cost of sales	$(565)	$(1,464)	$428	$70
(Decrease) increase in SD&A expenses	(330)	295	(263)	618
Net impact	$(895)	$(1,169)	$165	$688

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of June 27, 2025. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of June 27, 2025, there would be no change to interest expense for the next 12 months.

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

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $2 million as of June 27, 2025.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 2.7% in June 2025, as compared to 2.9% in December 2024 and 3.4% in December 2023. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2025.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 27, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Common Stock the Company repurchased during the second quarter of 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 29, 2025 - April 25, 2025	—	$—	—	$948,359,036
April 26, 2025 - May 23, 2025	291,930	117.86	291,930	913,951,730
May 24, 2025 - June 27, 2025	—	—	—	913,951,730
Total	291,930		291,930

(1)All share or per share amounts have been adjusted to reflect the effects of the Stock Split executed by the Company during the second quarter of 2025.
(2)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0-9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 0-9286).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025 (File No. 0-9286).
3.5	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: July 24, 2025	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer of the Registrant)