Form 10-Q
period 2025-09-26
Coca-Cola Consolidated, Inc.
filed 2025-10-29
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 17, 2025, there were 75,402,476 shares of the registrant’s Common Stock, par value $1.00 per share, and 10,046,960 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2025

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		First Nine Months
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$1,888,317	$1,765,652	$5,323,813	$5,153,221
Cost of sales	1,139,801	1,067,616	3,205,697	3,097,916
Gross profit	748,516	698,036	2,118,116	2,055,305
Selling, delivery and administrative expenses	501,882	470,981	1,409,578	1,353,704
Income from operations	246,634	227,055	708,538	701,601
Interest expense (income), net	4,687	2,187	17,509	(2,149)
Mark-to-market on acquisition related contingent consideration	49,350	68,592	104,468	90,877
Other expense, net	367	713	1,866	2,250
Income before taxes	192,230	155,563	584,695	610,623
Income tax expense	49,896	39,939	151,363	156,446
Net income	$142,334	$115,624	$433,332	$454,177

Basic net income per share:
Common Stock	$1.64	$1.32	$4.99	$4.97
Weighted average number of Common Stock shares outstanding	76,554	77,560	76,881	81,405

Class B Common Stock	$1.64	$1.32	$4.98	$4.93
Weighted average number of Class B Common Stock shares outstanding	10,047	10,047	10,047	10,047

Diluted net income per share:
Common Stock	$1.64	$1.32	$4.98	$4.96
Weighted average number of Common Stock shares outstanding – assuming dilution	86,728	87,719	87,070	91,578

Class B Common Stock	$1.64	$1.32	$4.97	$4.90
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	10,174	10,159	10,189	10,173

Cash dividends per share:
Common Stock	$0.25	$0.05	$0.75	$1.75
Class B Common Stock	$0.25	$0.05	$0.75	$1.75

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Net income	$142,334	$115,624	$433,332	$454,177

Other comprehensive income, net of tax:
Defined benefit plan reclassification including pension costs:
Actuarial loss	(6)	—	(18)	—
Prior service credits	3	3	9	9
Postretirement benefits reclassification including benefit costs:
Actuarial gain	—	20	—	60
Net change in unrealized gain/loss on short-term investments	63	428	23	255
Other comprehensive income, net of tax	60	451	14	324
Comprehensive income	$142,394	$116,075	$433,346	$454,501

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 26, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,532,473	$1,135,824
Short-term investments	149,061	301,210
Accounts receivable, trade	588,512	567,653
Allowance for doubtful accounts	(13,061)	(14,674)
Accounts receivable from The Coca‑Cola Company	85,945	89,871
Accounts receivable, other	49,403	40,692
Inventories	354,857	330,395
Prepaid expenses and other current assets	100,550	96,331
Total current assets	2,847,740	2,547,302
Property, plant and equipment, net	1,543,793	1,505,267
Right-of-use assets - operating leases	121,485	112,351
Leased property under financing leases, net	1,261	3,138
Other assets	210,083	181,048
Goodwill	165,903	165,903
Distribution agreements, net	773,583	792,252
Customer lists, net	4,662	5,878
Total assets	$5,668,510	$5,313,139

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$24,544	$23,257
Current portion of obligations under financing leases	548	2,685
Accounts payable, trade	362,393	334,878
Accounts payable to The Coca‑Cola Company	227,623	187,271
Other accrued liabilities	292,873	246,687
Accrued compensation	135,723	168,692
Current portion of debt	349,945	349,699
Total current liabilities	1,393,649	1,313,169
Deferred income taxes	133,465	132,941
Pension and postretirement benefit obligations	59,338	58,502
Other liabilities	904,751	859,559
Noncurrent portion of obligations under operating leases	101,614	92,362
Noncurrent portion of obligations under financing leases	1,330	2,346
Long-term debt	1,438,439	1,436,649
Total liabilities	4,032,586	3,895,528
Commitments and Contingencies
Equity:
Common Stock, $1.00 par value: 300,000,000 shares authorized; 75,877,566 and 108,327,480 shares issued, respectively	75,878	108,327
Class B Common Stock, $1.00 par value: 100,000,000 shares authorized; 10,046,960 and 16,328,100 shares issued, respectively	10,047	16,328
Additional paid-in capital	23,764	23,764
Retained earnings	1,524,336	1,395,183
Accumulated other comprehensive income	1,899	1,885
Treasury stock, at cost: Common Stock – 0 and 31,196,605 shares, respectively	—	(127,467)
Treasury stock, at cost: Class B Common Stock – 0 and 6,281,140 shares, respectively	—	(409)
Total equity	1,635,924	1,417,611
Total liabilities and equity	$5,668,510	$5,313,139

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$433,332	$454,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	145,637	125,593
Amortization of intangible assets and deferred proceeds, net	17,587	17,586
Fair value adjustment of acquisition related contingent consideration	104,468	90,877
Amortization of debt costs	2,485	1,496
(Gain) loss on sale of property, plant and equipment	(580)	4,081
Deferred income taxes	523	(18,030)
Change in current assets less current liabilities	38,581	55,763
Change in other noncurrent assets	1,469	7,595
Change in other noncurrent liabilities	(20,589)	(31,245)
Total adjustments	289,581	253,716
Net cash provided by operating activities	$722,913	$707,893

Cash Flows from Investing Activities:
Proceeds from the disposal of short-term investments	$506,646	$72,232
Purchases of short-term investments	(350,003)	(283,488)
Additions to property, plant and equipment	(209,994)	(287,333)
Investment in equity method investees	(14,709)	(9,794)
Proceeds from the sale of property, plant and equipment	6,385	425
Net cash used in investing activities	$(61,675)	$(507,958)

Cash Flows from Financing Activities:
Payments related to share repurchases	$(145,698)	$(574,009)
Cash dividends paid	(65,310)	(163,733)
Payments of acquisition related contingent consideration	(51,639)	(44,243)
Payments on financing lease obligations	(1,675)	(1,848)
Debt issuance fees	(267)	(15,365)
Proceeds from bond issuance	—	1,200,000
Net cash (used in) provided by financing activities	$(264,589)	$400,802

Net increase in cash and cash equivalents during period	$396,649	$600,737
Cash and cash equivalents at beginning of period	1,135,824	635,269
Cash and cash equivalents at end of period	$1,532,473	$1,236,006

Significant non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$26,059	$1,299
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	23,970	34,791

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on June 27, 2025	$108,327	$16,328	$23,764	$1,642,592	$1,839	$(162,222)	$(409)	$1,630,219
Net income	—	—	—	142,334	—	—	—	142,334
Other comprehensive income, net of tax	—	—	—	—	60	—	—	60
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(19,209)	—	—	—	(19,209)
Class B Common Stock ($0.25 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Share repurchases	(961)	—	—	(114,007)	—	—	—	(114,968)
Retirement of treasury stock	(31,488)	(6,281)	—	(124,862)	—	162,222	409	—
Balance on September 26, 2025	$75,878	$10,047	$23,764	$1,524,336	$1,899	$—	$—	$1,635,924

Balance on December 31, 2024	$108,327	$16,328	$23,764	$1,395,183	$1,885	$(127,467)	$(409)	$1,417,611
Net income	—	—	—	433,332	—	—	—	433,332
Other comprehensive income, net of tax	—	—	—	—	14	—	—	14
Dividends declared:
Common Stock ($0.75 per share)	—	—	—	(57,774)	—	—	—	(57,774)
Class B Common Stock ($0.75 per share)	—	—	—	(7,536)	—	—	—	(7,536)
Share repurchases	(961)	—	—	(114,007)	—	(34,755)	—	(149,723)
Retirement of treasury stock	(31,488)	(6,281)	—	(124,862)	—	162,222	409	—
Balance on September 26, 2025	$75,878	$10,047	$23,764	$1,524,336	$1,899	$—	$—	$1,635,924

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on June 28, 2024	$114,314	$16,328	$18,375	$1,685,977	$(4,403)	$(634,988)	$(409)	$1,195,194
Net income	—	—	—	115,624	—	—	—	115,624
Other comprehensive income, net of tax	—	—	—	—	451	—	—	451
Dividends declared:
Common Stock ($0.30 per share)	—	—	—	(23,267)	—	—	—	(23,267)
Class B Common Stock ($0.30 per share)	—	—	—	(3,015)	—	—	—	(3,015)
Share repurchases	(5,987)	—	5,389	(559,084)	—	559,682	—	—
Balance on September 27, 2024	$108,327	$16,328	$23,764	$1,216,235	$(3,952)	$(75,306)	$(409)	$1,284,987

Balance on December 31, 2023	$114,314	$16,328	$18,375	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598
Net income	—	—	—	454,177	—	—	—	454,177
Other comprehensive income, net of tax	—	—	—	—	324	—	—	324
Dividends declared:
Common Stock ($0.35 per share)	—	—	—	(27,452)	—	—	—	(27,452)
Class B Common Stock ($0.35 per share)	—	—	—	(3,517)	—	—	—	(3,517)
Share repurchases	(5,987)	—	5,389	(559,084)	—	(14,461)	—	(574,143)
Balance on September 27, 2024	$108,327	$16,328	$23,764	$1,216,235	$(3,952)	$(75,306)	$(409)	$1,284,987

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of September 26, 2025 and December 31, 2024.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended September 26, 2025 (the “third quarter” of fiscal 2025 (“2025”)) and September 27, 2024 (the “third quarter” of fiscal 2024 (“2024”)) and the nine-month periods ended September 26, 2025 (the “first nine months” of 2025) and September 27, 2024 (the “first nine months” of 2024).
•The changes in cash flows for the first nine months of 2025 and the first nine months of 2024.

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

Treasury Stock Retirement

In the third quarter of 2025, the Company retired 31,488,535 shares of the Company’s Common Stock, par value $1.00 per share (“Common Stock”), and 6,281,140 shares of the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”), included in treasury stock. The retired treasury stock had a carrying value of approximately $162.6 million. The retirement of treasury stock was recorded as a reduction to Common Stock and Class B Common Stock at par value, with the excess of carrying value over par value recorded as a deduction from retained earnings.

Stock Split

On March 4, 2025, the Company announced that its Board of Directors had approved a 10-for-1 forward stock split (the “Stock Split”) of Common Stock and Class B Common Stock. The Stock Split was effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment also effected a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment obtained stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which took place on May 13, 2025. Each stockholder of record as of the close of business on May 16, 2025 received nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on May 23, 2025. Trading began on a split-adjusted basis on May 27, 2025. The par value per share of Common Stock and Class B Common Stock remains unchanged. Accordingly, an amount equal to the par value of the additional shares issued in the Stock Split was reclassified from additional paid-in capital to Common Stock and Class B Common Stock in the Company’s condensed consolidated financial statements. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.

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

2.    Related Party Transactions

J. Frank Harrison, III

As of September 26, 2025, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 10,043,940 shares of Class B Common Stock, which represented approximately 73% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis.

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

As of September 26, 2025, The Coca‑Cola Company owned shares of Common Stock representing approximately 7% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. The number of shares of Common Stock currently held by The Coca‑Cola Company gives it the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement. J. Frank Harrison, III and the trustees of certain trusts established for the benefit of certain relatives of the late J. Frank Harrison, Jr. have agreed to vote the shares of Common Stock and Class B Common Stock that they control in favor of such designee. The Coca‑Cola Company does not own any shares of Class B Common Stock.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Payments made by the Company to The Coca-Cola Company(1)	$635,840	$585,967	$1,683,696	$1,582,000
Payments made by The Coca-Cola Company to the Company	92,413	65,592	261,457	184,794

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

Acquisition related sub-bottling payments to CCR were $51.6 million in the first nine months of 2025 and $44.2 million in the first nine months of 2024. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	September 26, 2025	December 31, 2024
Current portion of acquisition related contingent consideration	$74,680	$63,982
Noncurrent portion of acquisition related contingent consideration	633,140	590,209
Total acquisition related contingent consideration	$707,820	$654,191

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.5 million as of September 26, 2025 and $20.9 million as of December 31, 2024.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $32.5 million as of September 26, 2025 and $25.3 million as of December 31, 2024. The Company also guarantees a portion of SAC’s debt; see Note 21 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $7.2 million in the first nine months of 2025 and $6.9 million in the first nine months of 2024.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $20.0 million on September 26, 2025 and $14.5 million on December 31, 2024, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $28.4 million as of September 26, 2025 and $27.5 million as of December 31, 2024.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $19.1 million in the first nine months of 2025 and $20.2 million in the first nine months of 2024.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and Morgan H. Everett, Vice Chair of the Company’s Board of Directors, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $16.8 million on September 26, 2025 and $19.3 million on December 31, 2024. Rental payments for this lease were $1.0 million in both the third quarter of 2025 and the third quarter of 2024 and $3.1 million in the first nine months of 2025 and $3.0 million in the first nine months of 2024.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $2.4 million and $2.3 million in the third quarter of 2025 and the third quarter of 2024, respectively, and $8.3 million and $8.1 million in the first nine months of 2025 and the first nine months of 2024, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 99% of the Company’s net sales in the first nine months of 2025 and approximately 98% of the Company’s net sales in the first nine months of 2024.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,861,794	$1,736,286	$5,248,689	$5,063,822
Total point in time net sales	$1,861,794	$1,736,286	$5,248,689	$5,063,822

Over time net sales:
Nonalcoholic Beverages - over time	$15,205	$15,209	$42,371	$42,537
All Other - over time	11,318	14,157	32,753	46,862
Total over time net sales	$26,523	$29,366	$75,124	$89,399

Total net sales	$1,888,317	$1,765,652	$5,323,813	$5,153,221

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $5.6 million as of September 26, 2025 and $5.2 million as of December 31, 2024.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first nine months of 2025 and the first nine months of 2024:

	First Nine Months
(in thousands)	2025	2024
Beginning balance - allowance for credit losses	$9,524	$11,560
Additions charged to expenses and as a reduction to net sales	2,555	2,254
Deductions	(4,568)	(2,806)
Ending balance - allowance for credit losses	$7,511	$11,008

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

The Company’s segment results are as follows:

	Third Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,876,999	$85,702	$(74,384)	$1,888,317
Cost of goods sold	1,147,875	47,168	(55,242)	1,139,801
Gross profit	729,124	38,534	(19,142)	748,516
Selling, delivery and administrative expenses:
Payroll costs(2)	$314,529	$13,689	$—	$328,218
Fleet costs(3)	25,723	8,281	—	34,004
Depreciation and amortization expense(4)	29,137	552	—	29,689
All other segment items(5)	121,374	7,739	(19,142)	109,971
Total selling, delivery and administrative expenses	490,763	30,261	(19,142)	501,882
Income from operations	$238,361	$8,273	$—	$246,634

Total depreciation and amortization expense(4)	$49,993	$5,093	$—	$55,086

	Third Quarter 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,751,495	$86,230	$(72,073)	$1,765,652
Cost of goods sold	1,066,387	54,656	(53,427)	1,067,616
Gross profit	685,108	31,574	(18,646)	698,036
Selling, delivery and administrative expenses:
Payroll costs(2)	$297,420	$13,165	$—	$310,585
Fleet costs(3)	26,210	7,801	—	34,011
Depreciation and amortization expense(4)	25,859	497	—	26,356
All other segment items(5)	111,547	7,128	(18,646)	100,029
Total selling, delivery and administrative expenses	461,036	28,591	(18,646)	470,981
Income from operations	$224,072	$2,983	$—	$227,055

Total depreciation and amortization expense(4)	$44,511	$4,259	$—	$48,770

	First Nine Months 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$5,291,060	$242,900	$(210,147)	$5,323,813
Cost of goods sold	3,224,211	137,341	(155,855)	3,205,697
Gross profit	2,066,849	105,559	(54,292)	2,118,116
Selling, delivery and administrative expenses:
Payroll costs(2)	$875,401	$39,612	$—	$915,013
Fleet costs(3)	72,812	22,654	—	95,466
Depreciation and amortization expense(4)	86,517	1,637	—	88,154
All other segment items(5)	342,651	22,586	(54,292)	310,945
Total selling, delivery and administrative expenses	1,377,381	86,489	(54,292)	1,409,578
Income from operations	$689,468	$19,070	$—	$708,538

Total depreciation and amortization expense(4)	$147,427	$15,797	$—	$163,224

	First Nine Months 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$5,106,359	$260,930	$(214,068)	$5,153,221
Cost of goods sold	3,090,378	165,902	(158,364)	3,097,916
Gross profit	2,015,981	95,028	(55,704)	2,055,305
Selling, delivery and administrative expenses:
Payroll costs(2)	$843,169	$39,833	$—	$883,002
Fleet costs(3)	77,989	23,587	—	101,576
Depreciation and amortization expense(4)	76,398	1,485	—	77,883
All other segment items(5)	327,186	19,761	(55,704)	291,243
Total selling, delivery and administrative expenses	1,324,742	84,666	(55,704)	1,353,704
Income from operations	$691,239	$10,362	$—	$701,601

Total depreciation and amortization expense(4)	$131,332	$11,847	$—	$143,179

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

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
(in thousands, except per share data)	2025	2024	2025	2024
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$142,334	$115,624	$433,332	$454,177
Less dividends:
Common Stock	19,209	3,878	57,774	146,151
Class B Common Stock	2,512	502	7,536	17,582
Total undistributed earnings	$120,613	$111,244	$368,022	$290,444

Common Stock undistributed earnings – basic	$106,620	$98,486	$325,487	$258,536
Class B Common Stock undistributed earnings – basic	13,993	12,758	42,535	31,908
Total undistributed earnings – basic	$120,613	$111,244	$368,022	$290,444

Common Stock undistributed earnings – diluted	$106,464	$98,360	$324,956	$258,180
Class B Common Stock undistributed earnings – diluted	14,149	12,884	43,066	32,264
Total undistributed earnings – diluted	$120,613	$111,244	$368,022	$290,444

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$19,209	$3,878	$57,774	$146,151
Common Stock undistributed earnings – basic	106,620	98,486	325,487	258,536
Numerator for basic net income per Common Stock share	$125,829	$102,364	$383,261	$404,687

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$502	$7,536	$17,582
Class B Common Stock undistributed earnings – basic	13,993	12,758	42,535	31,908
Numerator for basic net income per Class B Common Stock share	$16,505	$13,260	$50,071	$49,490

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$19,209	$3,878	$57,774	$146,151
Dividends on Class B Common Stock assumed converted to Common Stock	2,512	502	7,536	17,582
Common Stock undistributed earnings – diluted	120,613	111,244	368,022	290,444
Numerator for diluted net income per Common Stock share	$142,334	$115,624	$433,332	$454,177

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$502	$7,536	$17,582
Class B Common Stock undistributed earnings – diluted	14,149	12,884	43,066	32,264
Numerator for diluted net income per Class B Common Stock share	$16,661	$13,386	$50,602	$49,846

	Third Quarter		First Nine Months
(in thousands, except per share data)	2025	2024	2025	2024
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	76,554	77,560	76,881	81,405
Class B Common Stock weighted average shares outstanding – basic	10,047	10,047	10,047	10,047

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	86,728	87,719	87,070	91,578
Class B Common Stock weighted average shares outstanding – diluted	10,174	10,159	10,189	10,173

Basic net income per share:
Common Stock	$1.64	$1.32	$4.99	$4.97
Class B Common Stock	$1.64	$1.32	$4.98	$4.93

Diluted net income per share:
Common Stock	$1.64	$1.32	$4.98	$4.96
Class B Common Stock	$1.64	$1.32	$4.97	$4.90

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
(7)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The share repurchase authorization is discretionary and has no expiration date. There were 961,379 and 1,253,309 shares of Common Stock repurchased under the Share Repurchase Program during the third quarter and first nine months of 2025, respectively. Refer to “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further details related to the Share Repurchase Program.

6.Short-Term Investments

Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. As of September 26, 2025 and December 31, 2024, all of the Company’s short-term investments were classified as available-for-sale. Realized gains and losses on available-for-sale investments are included in net income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the condensed consolidated balance sheets as a component of accumulated other comprehensive income.

As of September 26, 2025, the Company’s available-for-sale investments consisted of the following cost, unrealized positions and estimated fair value, disaggregated by class of instrument:

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$106,368	$56	$—	$106,424
Corporate bonds	29,529	21	(12)	29,538
Commercial paper instruments	13,099	—	—	13,099
Asset-backed securities	—	—	—	—
Total short-term investments	$148,996	$77	$(12)	$149,061

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

As of September 26, 2025 and December 31, 2024, all of the Company’s available-for-sale investments were classified as short-term investments in the condensed consolidated balance sheets and had weighted average maturities of less than one year. The Company did not identify any other-than-temporary impairment on its available-for-sale investments during the first nine months of 2025 or the first nine months of 2024.

The sale and/or maturity of available-for-sale investments resulted in the following realized activity during the third quarter and first nine months of 2025 and 2024:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Gross realized gains	$21	$—	$21	$—
Gross realized losses	(46)	—	(46)	—
Proceeds	282,161	55,589	506,646	72,232

7.    Inventories

Inventories consisted of the following:

(in thousands)	September 26, 2025	December 31, 2024
Finished products	$236,603	$203,373
Manufacturing materials	74,643	84,096
Plastic shells, plastic pallets and other inventories	43,611	42,926
Total inventories	$354,857	$330,395

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 26, 2025	December 31, 2024
Repair parts	$37,570	$34,465
Prepaid taxes	13,713	12,119
Prepaid software	10,923	8,616
Prepaid marketing	6,041	5,142
Commodity hedges at fair market value	3,783	2,472
Other prepaid expenses and other current assets	28,520	33,517
Total prepaid expenses and other current assets	$100,550	$96,331

9.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	September 26, 2025	December 31, 2024	Estimated Useful Lives
Land	$131,714	$132,543
Buildings	496,516	493,810	8-50 years
Machinery and equipment	645,448	563,834	5-20 years
Transportation equipment	739,950	682,263	3-20 years
Furniture and fixtures	113,370	113,156	3-10 years
Cold drink dispensing equipment	466,762	456,984	3-17 years
Leasehold and land improvements	199,891	192,282	5-20 years
Software for internal use	44,068	50,293	3-10 years
Construction in progress	48,999	77,707
Total property, plant and equipment, at cost	2,886,718	2,762,872
Less: Accumulated depreciation and amortization	1,342,925	1,257,605
Property, plant and equipment, net	$1,543,793	$1,505,267

10.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	September 26, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	6.6 years	6.4 years
Financing leases	4.3 years	2.9 years
Weighted average discount rate:
Operating leases	4.4%	4.1%
Financing leases	4.8%	5.2%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Operating lease costs	$7,208	$7,289	$20,441	$22,553
Short-term and variable leases	1,908	3,421	5,825	9,820
Depreciation expense from financing leases	165	412	950	1,235
Interest expense on financing lease obligations	28	77	134	253
Total lease cost	$9,309	$11,199	$27,350	$33,861

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of September 26, 2025:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2025	$8,753	$156
2026	28,297	627
2027	24,742	338
2028	20,221	345
2029	18,913	352
Thereafter	44,705	268
Total minimum lease payments including interest	$145,631	$2,086
Less: Amounts representing interest	19,473	208
Present value of minimum lease principal payments	126,158	1,878
Less: Current portion of lease liabilities	24,544	548
Noncurrent portion of lease liabilities	$101,614	$1,330

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2024:

(in thousands)	Operating Leases	Financing Leases
2025	$26,799	$2,869
2026	24,578	1,233
2027	21,101	338
2028	16,427	345
2029	15,046	352
Thereafter	27,482	268
Total minimum lease payments including interest	$131,433	$5,405
Less: Amounts representing interest	15,814	374
Present value of minimum lease principal payments	115,619	5,031
Less: Current portion of lease liabilities	23,257	2,685
Noncurrent portion of lease liabilities	$92,362	$2,346

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Nine Months
(in thousands)	2025	2024
Cash flows from operating activities impact:
Operating leases	$19,587	$22,454
Interest payments on financing lease obligations	134	253
Total cash flows from operating activities impact	$19,721	$22,707

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,675	$1,848
Total cash flows from financing activities impact	$1,675	$1,848

11.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	September 26, 2025	December 31, 2024
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	216,608	197,939
Distribution agreements, net	$773,583	$792,252

12.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	September 26, 2025	December 31, 2024
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	20,626	19,410
Customer lists, net	$4,662	$5,878

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $62.7 million as of September 26, 2025 and $52.2 million as of December 31, 2024.

14.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 26, 2025	December 31, 2024
Current portion of acquisition related contingent consideration	$74,680	$63,982
Accrued insurance costs	63,704	58,040
Accrued marketing costs	55,419	55,879
Employee and retiree benefit plan accruals	33,694	33,446
Accrued interest payable	27,059	7,611
Accrued taxes (other than income taxes)	8,091	6,821
All other accrued expenses	30,226	20,908
Total other accrued liabilities	$292,873	$246,687

15.    Commodity Derivative Instruments

The Company is subject to the risk of increased costs arising from adverse changes in certain commodity prices. In the normal course of business, the Company manages this risk, where practicable, through a variety of strategies, including the use of commodity derivative instruments. The Company does not use commodity derivative instruments for trading or speculative purposes. These commodity derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity price risk. The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. While the Company would be exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these counterparties.

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

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Cost of sales	$378	$1,426	$899	$1,345
Selling, delivery and administrative expenses	(84)	(631)	770	(420)
Total gain	$294	$795	$1,669	$925

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

(in thousands)	September 26, 2025	December 31, 2024
Assets:
Prepaid expenses and other current assets	$3,783	$2,472
Other assets	358	—
Total assets	$4,141	$2,472

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	September 26, 2025	December 31, 2024
Gross commodity derivative instrument assets	$5,059	$2,472
Gross commodity derivative instrument liabilities	918	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	September 26, 2025	December 31, 2024
Notional amount of outstanding commodity derivative instruments	$40,338	$50,928
Latest maturity date of outstanding commodity derivative instruments	December 2026	December 2025

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, short-term investments, commodity derivative instruments, debt and acquisition related contingent consideration:

	September 26, 2025
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$94,868	$94,868	$94,868	$—	$—
Short-term investments	149,061	149,061	135,962	13,099	—
Commodity derivative instruments	4,141	4,141	—	4,141	—
Liabilities:
Deferred compensation plan liabilities	94,868	94,868	94,868	—	—
Debt	1,788,384	1,855,100	—	1,855,100	—
Acquisition related contingent consideration	707,820	707,820	—	—	707,820

	December 31, 2024
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$81,123	$81,123	$81,123	$—	$—
Short-term investments	301,210	301,210	283,547	17,663	—
Commodity derivative instruments	2,472	2,472	—	2,472	—
Liabilities:
Deferred compensation plan liabilities	81,123	81,123	81,123	—	—
Debt	1,786,348	1,803,500	—	1,803,500	—
Acquisition related contingent consideration	654,191	654,191	—	—	654,191

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Beginning balance - Level 3 liability	$675,300	$657,246	$654,191	$669,337
Payments of acquisition related contingent consideration	(16,430)	(20,567)	(51,639)	(44,243)
Reclassification to current payables	(400)	300	800	(10,400)
Increase in fair value	49,350	68,592	104,468	90,877
Ending balance - Level 3 liability	$707,820	$705,571	$707,820	$705,571

As of September 26, 2025 and September 27, 2024, a WACC of 8.6% was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2025 was driven by a decrease in the WACC used to calculate the fair value of the liability from 9.3% as of December 31, 2024 and higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first nine months of 2025.

For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

17.    Income Taxes

The Company’s effective income tax rate was 25.9% for the first nine months of 2025 and 25.6% for the first nine months of 2024. The Company’s income tax expense was $151.4 million for the first nine months of 2025 and $156.4 million for the first nine months of 2024. The decrease in income tax expense was primarily attributable to lower income before taxes during the first nine months of 2025 compared to the first nine months of 2024.

The Company had uncertain tax positions, including accrued interest, of $0.5 million on September 26, 2025 and $0.4 million on December 31, 2024, all of which would affect the Company’s effective income tax rate if recognized.

Prior tax years beginning in year 2021 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 2001 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

On July 4, 2025, H.R. 1, commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), was enacted into law. The OBBBA is a reconciliation bill impacting businesses as it includes a broad range of tax reform provisions. The Company does not expect any material net impact to its condensed consolidated financial statements as a result of the OBBBA.

18.    Pension and Postretirement Benefit Obligations

Pension Plan

The Company sponsors a pension plan, the Bargaining Plan (the “Bargaining Plan”). The Bargaining Plan is for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants.

The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Service cost	$973	$1,092	$2,919	$3,274
Interest cost	653	588	1,959	1,765
Expected return on plan assets	(819)	(762)	(2,458)	(2,287)
Recognized net actuarial gain	(9)	—	(27)	—
Amortization of prior service costs	4	4	12	12
Net periodic pension cost	$802	$922	$2,405	$2,764

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company contributed $5.0 million to the Bargaining Plan during the first nine months of 2025 to fund the ongoing projected benefit obligation of the Bargaining Plan. The Company does not anticipate making additional contributions to the Bargaining Plan during the fourth quarter of 2025.

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

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Service cost	$323	$310	$969	$930
Interest cost	857	781	2,571	2,343
Recognized net actuarial loss	—	26	—	78
Net periodic postretirement benefit cost	$1,180	$1,117	$3,540	$3,351

19.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 26, 2025	December 31, 2024
Noncurrent portion of acquisition related contingent consideration	$633,140	$590,209
Accruals for executive benefit plans	170,588	163,444
Noncurrent deferred proceeds from related parties	94,814	97,112
Other	6,209	8,794
Total other liabilities	$904,751	$859,559

20.    Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	September 26, 2025	December 31, 2024
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	3.800%	Semi-annually	Public	$350,000	$350,000
Senior notes	10/10/2026	3.930%	Quarterly	Nonpublic	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	5.250%	Semi-annually	Public	700,000	700,000
Revolving credit facility(3)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	5.450%	Semi-annually	Public	500,000	500,000
Unamortized discount on senior bonds(1)(2)(4)	Various				(1,271)	(1,482)
Debt issuance costs					(10,345)	(12,170)
Total debt					1,788,384	1,786,348
Less: Current portion of debt(1)					349,945	349,699
Total long-term debt					$1,438,439	$1,436,649

(1)The 2025 Senior Bonds were issued at 99.975% of par. As of September 26, 2025 and December 31, 2024, the 2025 Senior Bonds, net of debt issuance costs and unamortized discount, were classified as current portion of debt in the condensed consolidated balance sheets.
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

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 26, 2025. These covenants have not restricted the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

21.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 20.4 million cases and 19.0 million cases of finished product from SAC in the first nine months of 2025 and the first nine months of 2024, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Purchases from Southeastern	$32,061	$34,887	$88,601	$108,983
Purchases from SAC	55,381	55,056	165,525	154,981
Total purchases from manufacturing cooperatives	$87,442	$89,943	$254,126	$263,964

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of September 26, 2025 and December 31, 2024, the ratio of SAC’s total liabilities to SAC’s shareholders’ equity was such that the Company was not required to guarantee any of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of September 26, 2025, and there was no impairment identified in 2024.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $47.5 million on September 26, 2025 and $39.0 million on December 31, 2024.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of September 26, 2025, the future payments related to these contractual arrangements, which expire at various dates through 2035, amounted to $141.6 million. As of December 31, 2024, the future payments related to these contractual arrangements, which expire at various dates through 2034, amounted to $135.5 million.

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

22.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is composed of adjustments to the Company’s pension and postretirement medical benefit plans and unrealized gains/losses on the Company’s available-for-sale short-term investments.

Following is a summary of AOCI(L) for the third quarter of 2025 and the third quarter of 2024:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	June 27, 2025	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	September 26, 2025
Net pension activity:
Actuarial gain	$4,406	$—	$—	$(9)	$3	$4,400
Prior service costs	(79)	—	—	4	(1)	(76)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	—	—	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized (loss) gain on short-term investments	(15)	71	(17)	12	(3)	48
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$1,839	$71	$(17)	$7	$(1)	$1,899

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	June 28, 2024	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	September 27, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$—	$—	$533
Prior service costs	(91)	—	—	4	(1)	(88)
Net postretirement benefits activity:
Actuarial gain	761	—	—	26	(6)	781
Prior service costs	(624)	—	—	—	—	(624)
Unrealized (loss) gain on short-term investments	(173)	566	(138)	—	—	255
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(4,403)	$566	$(138)	$30	$(7)	$(3,952)

Following is a summary of AOCI(L) for the first nine months of 2025 and the first nine months of 2024:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2024	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	September 26, 2025
Net pension activity:
Actuarial gain	$4,418	$—	$—	$(27)	$9	$4,400
Prior service costs	(85)	—	—	12	(3)	(76)
Net postretirement benefits activity:						—
Actuarial gain	2,960	—	—	—	—	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain on short-term investments	25	20	(6)	12	(3)	48
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$1,885	$20	$(6)	$(3)	$3	$1,899

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2023	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	September 27, 2024
Net pension activity:
Actuarial gain	$533	$—	$—	$—	$—	$533
Prior service costs	(97)	—	—	12	(3)	(88)
Net postretirement benefits activity:
Actuarial gain	721	—	—	78	(18)	781
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain on short-term investments	—	338	(83)	—	—	255
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(4,276)	$338	$(83)	$90	$(21)	$(3,952)

23.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
(in thousands)	2025	2024
Short-term investments	$(4,464)	$(3,450)
Accounts receivable, trade	(20,859)	(16,881)
Allowance for doubtful accounts	(1,613)	98
Accounts receivable from The Coca‑Cola Company	3,926	(36,511)
Accounts receivable, other	(8,711)	20,713
Inventories	(24,462)	(12,749)
Prepaid expenses and other current assets	(4,219)	(4,836)
Accounts payable, trade	47,957	(13,194)
Accounts payable to The Coca‑Cola Company	40,352	89,682
Other accrued liabilities	43,643	38,749
Accrued compensation	(32,969)	(5,858)
Change in current assets less current liabilities	$38,581	$55,763

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of September 26, 2025 and December 31, 2024.
•The results of operations, comprehensive income and changes in stockholders’ equity for the three-month periods ended September 26, 2025 (the “third quarter” of fiscal 2025 (“2025”)) and September 27, 2024 (the “third quarter” of fiscal 2024 (“2024”)) and the nine-month periods ended September 26, 2025 (the “first nine months” of 2025) and September 27, 2024 (the “first nine months” of 2024).
•The changes in cash flows for the first nine months of 2025 and the first nine months of 2024.

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

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to customers, including grocery stores, mass merchandise stores, club stores, convenience stores and drug stores, selling to on-premise locations, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, and selling through other channels such as vending machine outlets. The Company also distributes its products using alternative routes to market (“ARTM”), which include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure.

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

Executive Summary

Volume was up 3.3% in the third quarter of 2025 and down 1.2% in the first nine months of the year. The first nine months of 2025 had two fewer selling days compared to the first nine months of 2024, which accounted for approximately 0.7% of the first nine-month volume decline, as discussed in the “Comparable and Adjusted Results (Non-GAAP)” section. Our Sparkling category volume increased by 1.4% in the third quarter of 2025. The strong Sparkling volume performance was driven primarily by growth within zero-sugar and flavor offerings, while we continued to experience moderating headwinds in demand for Coca-Cola Original Taste. Still volume increased 8.9% in the third quarter of 2025 as a result of strong performance across many brands. Monster, Powerade, smartwater, Core Power, Dasani and Topo Chico all achieved volume growth in the third quarter of 2025, reflecting the strength of the brands and strong consumer demand.

Net sales increased 6.9% to $1.9 billion in the third quarter of 2025 and increased 3.3% to $5.3 billion in the first nine months of 2025. The growth in net sales was primarily the result of annual price increases executed during the first quarter of 2025 and strong volume performance during the third quarter. Sparkling and Still net sales increased 4.7% and 9.9% in the third quarter of 2025, respectively, compared to the third quarter of 2024. The increase in Sparkling category net sales was driven primarily by sales of multi-pack, take-home packages sold within our large store, club and value channels. The increase in Still category net sales was driven primarily by the solid performance of numerous brands across the category sold within large retail and convenience stores.

Gross profit in the third quarter of 2025 was $748.5 million, an increase of $50.5 million, or 7.2%. Gross margin in the third quarter of 2025 improved 10 basis points to 39.6%. Gross profit in the first nine months of 2025 was $2.1 billion, an increase of $62.8 million, or 3.1%. The annual price increases we executed earlier this year across our portfolio have been effective in offsetting the net impact of increased commodity costs, including the continued volatility of import tariffs on aluminum, across our portfolio.

Selling, delivery and administrative (“SD&A”) expenses in the third quarter of 2025 increased $30.9 million, or 6.6%. The increase in SD&A expenses in the third quarter of 2025 as compared to the third quarter of 2024 was primarily driven by the cost of labor, which includes annual wage adjustments made earlier this year and an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter. SD&A expenses as a percentage of net sales in the third quarter of 2025 decreased 10 basis points to 26.6% as compared to the third quarter of 2024. SD&A expenses in the first nine months of 2025 increased $55.9 million, or 4.1%. SD&A expenses as a percentage of net sales in the first nine months of 2025 increased 20 basis points to 26.5% as compared to the first nine months of 2024.

Income from operations in the third quarter of 2025 was $246.6 million, compared to $227.1 million in the third quarter of 2024, an increase of 8.6%. Operating margin for the third quarter of 2025 was 13.1% as compared to 12.9% for the third quarter of 2024, an increase of 20 basis points. For the first nine months of 2025, income from operations improved $6.9 million to $708.5 million, an increase of 1.0%. The two fewer selling days in the first nine months of 2025 accounted for an approximately $10 million decrease in income from operations.

Net income in the third quarter of 2025 was $142.3 million, compared to $115.6 million in the third quarter of 2024, an increase of $26.7 million, or 23.1%. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in the third quarter of 2025 was $179.2 million, compared to $166.7 million in the third quarter of 2024, an increase of $12.5 million, or 7.5%. Income tax expense for the third quarter of 2025 was $49.9 million, compared to $39.9 million for the third quarter of 2024, resulting in an effective income tax rate of approximately 26% for both periods.

Net income in the first nine months of 2025 was $433.3 million, compared to $454.2 million in the first nine months of 2024, a decline of $20.8 million, or 4.6%. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in the first nine months of 2025 was $510.6 million, compared to $521.9 million in the first nine months of 2024, a decrease of $11.3 million, or 2.2%. Net income for both the first nine months of 2025 and 2024 was adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, driven by changes in the discount rate and future cash flow projections used to compute the fair value of the liability.

Cash flows from operations for the first nine months of 2025 were $722.9 million, compared to $707.9 million for the first nine months of 2024. In the first nine months of 2025, we invested approximately $210 million in capital expenditures as we continue to optimize our supply chain and invest for future growth. In fiscal year 2025, we expect capital expenditures to be approximately $300 million. In the third quarter of 2025, we returned over $133 million to stockholders through approximately $111 million of share repurchases and approximately $22 million of dividends. Through the first nine months of 2025, we have returned approximately $211 million to stockholders through repurchases and dividends.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company has made, and expects to continue to make, significant capital investments to optimize our supply chain and to invest for future growth.

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

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territory. Direct store delivery (“DSD”) is our preferred and primary route to market. Our typical DSD method uses Company-owned vehicles and warehouses, but we increasingly shifted to alternative methods of distribution, or ARTM, during 2024 and continued to use ARTM during the first nine months of 2025. For example, in instances of post-mix delivery for use in fountain machines, we have shifted, and continue to shift, our delivery method towards alternative distributors in order to enhance profitability and customer service. We receive a fee from our brand partners on these post-mix gallons delivered to locally managed customers in our territory, which is recorded as a reduction to cost of sales.

In instances of bottle/can delivery, we have shifted certain products for certain customers and channels of business to ARTM. These ARTM include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company, and, because we have the exclusive distribution rights for nonalcoholic beverages within our franchise territory, we receive fees from our brand partners for the delivery of qualified product in our territory. These fees are reported in net sales.

During the first nine months of 2025, nearly two-thirds of our post-mix gallons and less than 10% of our bottle/can volume was delivered through ARTM.

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

Results of Operations

Third Quarter Results

The Company’s results of operations for the third quarter of 2025 and the third quarter of 2024 are highlighted in the table below and discussed in the following paragraphs.

	Third Quarter
(in thousands)	2025	2024	Change
Net sales	$1,888,317	$1,765,652	$122,665
Cost of sales	1,139,801	1,067,616	72,185
Gross profit	748,516	698,036	50,480
Selling, delivery and administrative expenses	501,882	470,981	30,901
Income from operations	246,634	227,055	19,579
Interest expense, net	4,687	2,187	2,500
Mark-to-market on acquisition related contingent consideration	49,350	68,592	(19,242)
Other expense, net	367	713	(346)
Income before taxes	192,230	155,563	36,667
Income tax expense	49,896	39,939	9,957
Net income	142,334	115,624	26,710
Other comprehensive income, net of tax	60	451	(391)
Comprehensive income	$142,394	$116,075	$26,319

Net Sales

Net sales increased $122.7 million, or 6.9%, to $1.89 billion in the third quarter of 2025, as compared to $1.77 billion in the third quarter of 2024. The increase in net sales was driven by higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $60 million during the third quarter of 2025. The increase in net sales was also positively impacted by higher case sales volume, which increased net sales by approximately $60 million during the third quarter of 2025 as compared to the third quarter of 2024.

Net sales by product category were as follows:

	Third Quarter
(in thousands)	2025	2024	% Change
Bottle/can sales:
Sparkling beverages	$1,083,139	$1,034,690	4.7%
Still beverages	643,287	585,527	9.9%
Total bottle/can sales	1,726,426	1,620,217	6.6%

Other sales:
Sales to other Coca‑Cola bottlers	97,622	88,363	10.5%
Post-mix sales and other	64,269	57,072	12.6%
Total other sales	161,891	145,435	11.3%

Total net sales	$1,888,317	$1,765,652	6.9%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Third Quarter
(in thousands)	2025	2024	% Change
Bottle/can sales volume:
Sparkling beverages	67,695	66,781	1.4%
Still beverages	25,122	23,078	8.9%
Total bottle/can sales volume	92,817	89,859	3.3%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, respond to customer demands and increase profitability, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than using Company-owned vehicles and warehouses. As a result of not physically delivering the product, the sales volume delivered using these alternative methods of distribution is not reflected in our volume metrics. Changes in the delivery of our products to our customers impacted our reported volume and net sales during 2024 and the first nine months of 2025.

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

Cost of sales increased $72.2 million, or 6.8%, to $1.14 billion in the third quarter of 2025, as compared to $1.07 billion in the third quarter of 2024. The increase in cost of sales was driven by higher case sales volume, which increased cost of sales by approximately $35 million during the third quarter of 2025 as compared to the third quarter of 2024. The increase in cost of sales was also impacted by higher input costs, which increased cost of sales by approximately $25 million during the third quarter of 2025.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Our brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territory. Certain of these marketing, advertising and other funding expenditures are made pursuant to annual arrangements. Total funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $56.9 million in the third quarter of 2025 and $48.5 million in the third quarter of 2024.

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

SD&A expenses increased $30.9 million, or 6.6%, to $501.9 million in the third quarter of 2025, as compared to $471.0 million in the third quarter of 2024. The increase in SD&A expenses was primarily driven by an increase in labor costs related to annual wage adjustments and an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025. SD&A expenses as a percentage of net sales decreased to 26.6% in the third quarter of 2025 from 26.7% in the third quarter of 2024.

Shipping and handling costs included in SD&A expenses were approximately $221 million in the third quarter of 2025 and approximately $206 million in the third quarter of 2024.

Interest Expense, Net

Interest expense, net increased $2.5 million to $4.7 million in the third quarter of 2025, as compared to $2.2 million in the third quarter of 2024. The increase in interest expense, net was primarily driven by lower interest income on average cash, cash equivalent and short-term investment balances in the third quarter of 2025 as compared to the third quarter of 2024.

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

Mark-to-market on acquisition related contingent consideration was an increase of $49.4 million in the third quarter of 2025 and an increase of $68.6 million in the third quarter of 2024. During the third quarter of 2025, the $49.4 million increase in the fair value of the acquisition related contingent consideration liability was driven by a decrease in the WACC used to calculate the fair value of the liability and higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. During the third quarter of 2024, the $68.6 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, as well as a decrease in the WACC used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net was $0.4 million in the third quarter of 2025, as compared to $0.7 million in the third quarter of 2024.

Income Tax Expense

The Company’s effective income tax rate was 26.0% for the third quarter of 2025 and 25.7% for the third quarter of 2024. The Company’s income tax expense increased $10.0 million, or 24.9%, to $49.9 million for the third quarter of 2025, as compared to $39.9 million for the third quarter of 2024. The increase in income tax expense was primarily attributable to higher income before taxes during the third quarter of 2025 as compared to the third quarter of 2024.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.1 million in the third quarter of 2025 and $0.5 million in the third quarter of 2024.

First Nine Months Results

Our results of operations for the first nine months of 2025 and the first nine months of 2024 are highlighted in the table below and discussed in the following paragraphs.

	First Nine Months
(in thousands)	2025	2024	Change
Net sales	$5,323,813	$5,153,221	$170,592
Cost of sales	3,205,697	3,097,916	107,781
Gross profit	2,118,116	2,055,305	62,811
Selling, delivery and administrative expenses	1,409,578	1,353,704	55,874
Income from operations	708,538	701,601	6,937
Interest expense (income), net	17,509	(2,149)	19,658
Mark-to-market on acquisition related contingent consideration	104,468	90,877	13,591
Other expense, net	1,866	2,250	(384)
Income before taxes	584,695	610,623	(25,928)
Income tax expense	151,363	156,446	(5,083)
Net income	433,332	454,177	(20,845)
Other comprehensive income, net of tax	14	324	(310)
Comprehensive income	$433,346	$454,501	$(21,155)

Net Sales

Net sales increased $170.6 million, or 3.3%, to $5.32 billion in the first nine months of 2025, as compared to $5.15 billion in the first nine months of 2024. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $160 million during the first nine months of 2025. Net sales was also positively impacted by shifts in product mix during the first nine months of 2025, as certain of the Company’s higher-priced brands, including energy, enhanced water and protein products, had strong sales during the period. These improvements were offset by lower case sales volume, which decreased net sales by approximately $60 million, as well as the impact of two fewer selling days in the first nine months of 2025 as compared to the first nine months of 2024.

Net sales by product category were as follows:

	First Nine Months
(in thousands)	2025	2024	% Change
Bottle/can sales:
Sparkling beverages	$3,096,931	$3,025,902	2.3%
Still beverages	1,778,522	1,694,676	4.9%
Total bottle/can sales	4,875,453	4,720,578	3.3%

Other sales:
Sales to other Coca‑Cola bottlers	278,931	259,459	7.5%
Post-mix sales and other	169,429	173,184	(2.2)%
Total other sales	448,360	432,643	3.6%

Total net sales	$5,323,813	$5,153,221	3.3%

Product category sales volume of standard physical cases and the percentage change by product category were as follows:

	First Nine Months
(in thousands)	2025	2024	% Change
Bottle/can sales volume:
Sparkling beverages	193,811	196,212	(1.2)%
Still beverages	66,439	67,211	(1.1)%
Total bottle/can sales volume	260,250	263,423	(1.2)%

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

Cost of Sales

Cost of sales increased $107.8 million, or 3.5%, to $3.21 billion in the first nine months of 2025, as compared to $3.10 billion in the first nine months of 2024. The increase in cost of sales was primarily driven by higher input costs, which increased cost of sales by approximately $105 million during the first nine months of 2025. Cost of sales also increased due to shifts in product mix to higher cost Still products as compared to the first nine months of 2024. The increase in cost of sales was partially offset by lower case sales volume, which decreased cost of sales by approximately $35 million as compared to the first nine months of 2024.

Total funding support from The Coca‑Cola Company and other beverage companies was $154.5 million in the first nine months of 2025, as compared to $143.1 million in the first nine months of 2024.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $55.9 million, or 4.1%, to $1.41 billion in the first nine months of 2025, as compared to $1.35 billion in the first nine months of 2024. The increase in SD&A expenses was primarily driven by an increase in labor costs related to annual wage adjustments and an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025. SD&A expenses as a percentage of net sales increased to 26.5% in the first nine months of 2025 from 26.3% in the first nine months of 2024.

Shipping and handling costs included in SD&A expenses were approximately $622 million in the first nine months of 2025 and approximately $599 million in the first nine months of 2024.

Interest Expense (Income), Net

Interest expense (income), net changed $19.7 million to $17.5 million of interest expense, net in the first nine months of 2025, as compared to $2.1 million of interest income, net in the first nine months of 2024. The change in interest expense (income), net was primarily due to an increase in interest expense on higher average debt balances in the first nine months of 2025 as compared to the first nine months of 2024, partially offset by an increase in interest income due to higher average cash, cash equivalent and short-term investment balances.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration was an increase of $104.5 million in the first nine months of 2025 compared to an increase of $90.9 million in the first nine months of 2024. During the first nine months of 2025, the $104.5 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by a decrease in the WACC used to calculate the fair value of the liability, as well as higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. During the first nine months of 2024, the $90.9 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Other Expense, Net

Other expense, net was $1.9 million in the first nine months of 2025 and $2.3 million in the first nine months of 2024.

Income Tax Expense

The Company’s effective income tax rate was 25.9% for the first nine months of 2025 and 25.6% for the first nine months of 2024. The Company’s income tax expense decreased $5.1 million, or 3.2%, to $151.4 million for the first nine months of 2025, as compared to $156.4 million for the first nine months of 2024. The decrease in income tax expense was primarily attributable to lower income before taxes during the first nine months of 2025 as compared to the first nine months of 2024.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $0.0 million in the first nine months of 2025 and $0.3 million in the first nine months of 2024.

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

The Company’s segment results are as follows:

	Third Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,876,999	$85,702	$(74,384)	$1,888,317
Cost of goods sold	1,147,875	47,168	(55,242)	1,139,801
Gross profit	729,124	38,534	(19,142)	748,516
Selling, delivery and administrative expenses:
Payroll costs(2)	$314,529	$13,689	$—	$328,218
Fleet costs(3)	25,723	8,281	—	34,004
Depreciation and amortization expense(4)	29,137	552	—	29,689
All other segment items(5)	121,374	7,739	(19,142)	109,971
Total selling, delivery and administrative expenses	490,763	30,261	(19,142)	501,882
Income from operations	$238,361	$8,273	$—	$246,634

Total depreciation and amortization expense(4)	$49,993	$5,093	$—	$55,086

	Third Quarter 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,751,495	$86,230	$(72,073)	$1,765,652
Cost of goods sold	1,066,387	54,656	(53,427)	1,067,616
Gross profit	685,108	31,574	(18,646)	698,036
Selling, delivery and administrative expenses:
Payroll costs(2)	$297,420	$13,165	$—	$310,585
Fleet costs(3)	26,210	7,801	—	34,011
Depreciation and amortization expense(4)	25,859	497	—	26,356
All other segment items(5)	111,547	7,128	(18,646)	100,029
Total selling, delivery and administrative expenses	461,036	28,591	(18,646)	470,981
Income from operations	$224,072	$2,983	$—	$227,055

Total depreciation and amortization expense(4)	$44,511	$4,259	$—	$48,770

	First Nine Months 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$5,291,060	$242,900	$(210,147)	$5,323,813
Cost of goods sold	3,224,211	137,341	(155,855)	3,205,697
Gross profit	2,066,849	105,559	(54,292)	2,118,116
Selling, delivery and administrative expenses:
Payroll costs(2)	$875,401	$39,612	$—	$915,013
Fleet costs(3)	72,812	22,654	—	95,466
Depreciation and amortization expense(4)	86,517	1,637	—	88,154
All other segment items(5)	342,651	22,586	(54,292)	310,945
Total selling, delivery and administrative expenses	1,377,381	86,489	(54,292)	1,409,578
Income from operations	$689,468	$19,070	$—	$708,538

Total depreciation and amortization expense(4)	$147,427	$15,797	$—	$163,224

	First Nine Months 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$5,106,359	$260,930	$(214,068)	$5,153,221
Cost of goods sold	3,090,378	165,902	(158,364)	3,097,916
Gross profit	2,015,981	95,028	(55,704)	2,055,305
Selling, delivery and administrative expenses:
Payroll costs(2)	$843,169	$39,833	$—	$883,002
Fleet costs(3)	77,989	23,587	—	101,576
Depreciation and amortization expense(4)	76,398	1,485	—	77,883
All other segment items(5)	327,186	19,761	(55,704)	291,243
Total selling, delivery and administrative expenses	1,324,742	84,666	(55,704)	1,353,704
Income from operations	$691,239	$10,362	$—	$701,601

Total depreciation and amortization expense(4)	$131,332	$11,847	$—	$143,179

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

The following tables reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP):

	Third Quarter 2025
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(1)
Reported results (GAAP)	$748,516	$501,882	$246,634	$192,230	$142,334	$1.64
Fair value adjustment of acquisition related contingent consideration(2)	—	—	—	49,350	37,111	0.42
Fair value adjustments for commodity derivative instruments(3)	(378)	(84)	(294)	(294)	(221)	—
Total reconciling items	(378)	(84)	(294)	49,056	36,890	0.42
Adjusted results (non-GAAP)	$748,138	$501,798	$246,340	$241,286	$179,224	$2.06

	Third Quarter 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(1)
Reported results (GAAP)	$698,036	$470,981	$227,055	$155,563	$115,624	$1.32
Fair value adjustment of acquisition related contingent consideration(2)	—	—	—	68,592	51,652	0.57
Fair value adjustments for commodity derivative instruments(3)	(1,426)	(631)	(795)	(795)	(599)	(0.01)
Total reconciling items	(1,426)	(631)	(795)	67,797	51,053	0.56
Adjusted results (non-GAAP)	$696,610	$470,350	$226,260	$223,360	$166,677	$1.88

Results for the first nine months of 2024 include two additional selling days compared to the first nine months of 2025. For comparison purposes, the estimated impact of the additional selling days in the first nine months of 2024 has been excluded from our comparable volume results.

	First Nine Months
(in thousands)	2025	2024	Change
Standard physical case volume	260,250	263,423	(1.2)%
Volume related to extra days in fiscal period	—	(1,760)
Comparable standard physical case volume	260,250	261,663	(0.5)%

	First Nine Months 2025
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(1)
Reported results (GAAP)	$2,118,116	$1,409,578	$708,538	$584,695	$433,332	$4.99
Fair value adjustment of acquisition related contingent consideration(2)	—	—	—	104,468	78,560	0.90
Fair value adjustments for commodity derivative instruments(3)	(899)	770	(1,669)	(1,669)	(1,255)	(0.01)
Total reconciling items	(899)	770	(1,669)	102,799	77,305	0.89
Adjusted results (non-GAAP)	$2,117,217	$1,410,348	$706,869	$687,494	$510,637	$5.88

	First Nine Months 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(1)
Reported results (GAAP)	$2,055,305	$1,353,704	$701,601	$610,623	$454,177	$4.97
Fair value adjustment of acquisition related contingent consideration(2)	—	—	—	90,877	68,430	0.75
Fair value adjustments for commodity derivative instruments(3)	(1,345)	(420)	(925)	(925)	(697)	(0.01)
Total reconciling items	(1,345)	(420)	(925)	89,952	67,733	0.74
Adjusted results (non-GAAP)	$2,053,960	$1,353,284	$700,676	$700,575	$521,910	$5.71

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

Financial Condition

Total assets were $5.67 billion as of September 26, 2025, which was an increase of $355.4 million from December 31, 2024. Net working capital, defined as current assets less current liabilities, was $1.45 billion as of September 26, 2025, which was an increase of $220.0 million from December 31, 2024.

Significant changes in net working capital as of September 26, 2025 as compared to December 31, 2024 were as follows:

•An increase in cash and cash equivalents of $396.6 million, primarily as a result of strong operating performance and net proceeds from the purchases, sales and maturities of short-term investments during the first nine months of 2025, partially offset by additions to property, plant and equipment and payments related to share repurchases.
•A decrease in short-term investments of $152.1 million, primarily due to the sales and maturities of short-term investments in the third quarter of 2025.
•An increase in accounts payable, trade of $27.5 million and an increase in accounts payable to The Coca-Cola Company of $40.4 million, primarily due to the timing of cash payments.
•An increase in other accrued liabilities of $46.2 million, primarily driven by an increase in accrued interest on debt balances and an increase in the liability related to the acquisition related contingent consideration.
•A decrease in accrued compensation of $33.0 million, primarily as a result of the timing of bonus and incentive payments in the first nine months of 2025.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of September 26, 2025, the Company had $1.53 billion in cash and cash equivalents. The Company’s cash equivalent balance as of September 26, 2025 consisted predominantly of investments in money market funds, time deposits and commercial paper with maturities of 90 days or less. As of September 26, 2025, the Company had $149.1 million in short-term investments, which consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

In the third quarter of 2025, the Company retired 31,488,535 shares of Common Stock and 6,281,140 shares of the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”), included in treasury stock. The retired treasury stock had a carrying value of approximately $162.6 million. The retirement of treasury stock was recorded as a reduction to Common Stock and Class B Common Stock at par value, with the excess of carrying value over par value recorded as a deduction from retained earnings.

On March 4, 2025, the Company announced that its Board of Directors had approved a 10-for-1 forward stock split (the “Stock Split”) of Common Stock and Class B Common Stock. The Stock Split was effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment also effected a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment obtained stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which took place on May 13, 2025. Each stockholder of record as of the close of business on May 16, 2025 received nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on May 23, 2025. Trading began on a split-adjusted basis on May 27, 2025. The par value per share of Common Stock and Class B Common Stock remains unchanged.

The Company is authorized to repurchase up to $1.00 billion of Common Stock through the share repurchase program approved by the Company’s Board of Directors and announced by the Company on August 20, 2024 (the “Share Repurchase Program”). The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. During the third quarter of 2025, the Company repurchased and retired 961,379 shares of Common Stock under the Share Repurchase Program for an aggregate purchase price of $113.8 million, excluding fees and expenses related to the share repurchases. As of September 26, 2025, the total remaining share repurchase authorization was $800.1 million.

The Company’s debt as of September 26, 2025 and December 31, 2024 was as follows:

(in thousands)	Maturity Date	September 26, 2025	December 31, 2024
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	$350,000	$350,000
Senior notes	10/10/2026	100,000	100,000
Senior bonds (the “2029 Senior Bonds”)(2)	6/1/2029	700,000	700,000
Revolving credit facility(3)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Senior bonds (the “2034 Senior Bonds”)(4)	6/1/2034	500,000	500,000
Unamortized discount on senior bonds(1)(2)(4)	Various	(1,271)	(1,482)
Debt issuance costs		(10,345)	(12,170)
Total debt		1,788,384	1,786,348
Less: Current portion of debt(1)		349,945	349,699
Total long-term debt		$1,438,439	$1,436,649

(1)The 2025 Senior Bonds were issued at 99.975% of par. As of September 26, 2025 and December 31, 2024, the 2025 Senior Bonds, net of debt issuance costs and unamortized discount, were classified as current portion of debt in the condensed consolidated balance sheets. The Company intends to use cash on hand to repay the 2025 Senior Bonds at maturity.
(2)The 2029 Senior Bonds were issued at 99.843% of par.
(3)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(4)The 2034 Senior Bonds were issued at 99.893% of par.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of September 26, 2025. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of September 26, 2025, the Company’s credit ratings and outlook for its debt were as follows:

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

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
Beginning balance - Level 3 liability	$675,300	$657,246	$654,191	$669,337
Payments of acquisition related contingent consideration	(16,430)	(20,567)	(51,639)	(44,243)
Reclassification to current payables	(400)	300	800	(10,400)
Increase in fair value	49,350	68,592	104,468	90,877
Ending balance - Level 3 liability	$707,820	$705,571	$707,820	$705,571

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Nine Months
(in thousands)	2025	2024
Cash Sources:
Net cash provided by operating activities(1)	$722,913	$707,893
Proceeds from the disposal of short-term investments	506,646	72,232
Proceeds from the sale of property, plant and equipment	6,385	425
Proceeds from bond issuance	—	1,200,000
Total cash sources	$1,235,944	$1,980,550

Cash Uses:
Purchases of short-term investments	$350,003	$283,488
Additions to property, plant and equipment	209,994	287,333
Payments related to share repurchases	145,698	574,009
Cash dividends paid	65,310	163,733
Payments of acquisition related contingent consideration	51,639	44,243
Investment in equity method investees	14,709	9,794
Payments on financing lease obligations	1,675	1,848
Debt issuance fees	267	15,365
Total cash uses	$839,295	$1,379,813
Net increase in cash and cash equivalents during period	$396,649	$600,737

(1)Net cash provided by operating activities in the first nine months of 2025 included net income tax payments of $150.3 million, net interest payments of $46.3 million and pension plan contributions of $5.0 million. Net cash provided by operating activities in the first nine months of 2024 included net income tax payments of $171.2 million, net interest payments of $14.4 million and pension plan contributions of $2.0 million.

Cash Flows From Operating Activities

During the first nine months of 2025, cash provided by operating activities was $722.9 million, as compared to $707.9 million during the first nine months of 2024, which was an increase of $15.0 million.

Cash Flows From Investing Activities

During the first nine months of 2025, cash used in investing activities was $61.7 million, which was a decrease of $446.3 million as compared to the first nine months of 2024. The decline in cash used in investing activities was primarily a result of an increase in net proceeds from the purchases, sales and maturities of short-term investments of approximately $368 million as compared to the first nine months of 2024.

Additions to property, plant and equipment were $210.0 million during the first nine months of 2025 and $287.3 million during the first nine months of 2024. The decrease in additions to property, plant and equipment was largely due to the purchase of our leased Nashville, Tennessee production facility for approximately $56 million during the third quarter of 2024. There were $24.0 million and $34.8 million of additions to property, plant and equipment accrued in accounts payable, trade as of September 26, 2025 and September 27, 2024, respectively. The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2025 will be approximately $300 million.

Cash Flows From Financing Activities

During the first nine months of 2025, cash used in financing activities was $264.6 million, as compared to cash provided by financing activities of $400.8 million during the first nine months of 2024. The primary driver of the change was the cash received from the issuance of $1.20 billion of bonds during the first nine months of 2024. Cash used in financing activities related to payments for share repurchases decreased from $574.0 million during the first nine months of 2024 to $145.7 million during the first nine months of 2025. Dividend payments decreased from $163.7 million during the first nine months of 2024 to

$65.3 million during the first nine months of 2025. Dividend payments during the first nine months of 2024 included special dividend payments of approximately $150 million. During the first nine months of 2025, we have returned approximately $211 million to stockholders through share repurchases and dividends.

The Company had cash payments for acquisition related contingent consideration of $51.6 million during the first nine months of 2025 and $44.2 million during the first nine months of 2024. For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

Hedging Activities

The Company uses commodity derivative instruments to manage its exposure to fluctuations in certain commodity prices where practicable. Fees paid by the Company for commodity derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

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

	Third Quarter		First Nine Months
(in thousands)	2025	2024	2025	2024
(Decrease) increase in cost of sales	$(147)	$(1,542)	$281	$(1,472)
Increase in SD&A expenses	273	1,267	10	1,885
Net impact	$126	$(275)	$291	$413

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate risk on its revolving credit facility and did not have any outstanding borrowings on its revolving credit facility as of September 26, 2025. As such, assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next 12 months than the interest rates as of September 26, 2025, there would be no change to interest expense for the next 12 months.

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

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $4 million as of September 26, 2025.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 3.0% in September 2025, as compared to 2.9% in December 2024 and 3.4% in December 2023. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2025.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 26, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the shares of Common Stock the Company repurchased during the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 28, 2025 - July 25, 2025	—	$—	—	$913,951,730
July 26, 2025 - August 22, 2025	322,249	117.37	322,249	876,130,336
August 23, 2025 - September 26, 2025	639,130	118.90	639,130	800,139,539
Total	961,379		961,379

(1)On August 20, 2024, the Company announced that its Board of Directors had approved the Share Repurchase Program under which the Company is authorized to repurchase up to $1.00 billion of Common Stock. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 26, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
10
Letter Agreement re Stockholder Conversion Agreement, dated as of August 8, 2025, by and among the Company, the JFH Family Limited Partnership—SW1, the Anne Lupton Carter Trust f/b/o Sue Anne H. Wells, the JFH Family Limited Partnership—DH1 and the Anne Lupton Carter Trust f/b/o Deborah S. Harrison.
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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: October 29, 2025	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer of the Registrant)