Form 10-K
period 2025-12-31
Coca-Cola Consolidated, Inc.
filed 2026-02-18
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Class	Market Value as of June 27, 2025
Common Stock, par value $l.00 per share	$6,464,713,553
Class B Common Stock, par value $l.00 per share	*
*No market exists for the Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time at the option of the holder.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 30, 2026
Common Stock, par value $1.00 per share	56,517,334
Class B Common Stock, par value $1.00 per share	10,046,960
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

COCA‑COLA CONSOLIDATED, INC.
ANNUAL REPORT ON FORM 10‑K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

PART I

Item 1.Business.

Introduction

Coca‑Cola Consolidated, Inc., a Delaware corporation (together with its majority-owned subsidiaries, “Coca‑Cola Consolidated,” the “Company,” “we,” “us” or “our”), distributes, markets and manufactures nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 85% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including Monster Energy Company (“Monster Energy”) and Keurig Dr Pepper Inc. (“Dr Pepper”). Our Purpose is to honor God in all we do, to serve others, to pursue excellence and to grow profitably.

Ownership

As of December 31, 2025, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 10,043,940 shares of the Company’s Class B Common Stock, par value $1.00 per share (“Class B Common Stock”), which represented approximately 78% of the total voting power of the Company’s outstanding Common Stock, par value $1.00 per share (“Common Stock”), and Class B Common Stock on a consolidated basis.

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

Our sales are divided into two main categories: (i) bottle/can sales and (ii) other sales. Bottle/can sales primarily include products packaged in plastic bottles and aluminum cans. Other sales include sales to other Coca‑Cola bottlers, post-mix sales, transportation revenue and equipment maintenance revenue. Post-mix products are dispensed through equipment that mixes fountain syrups with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

The following table sets forth some of our principal products, including products of The Coca‑Cola Company and products licensed to us by other beverage companies:

Sparkling Beverages		Still Beverages
The Coca-Cola Company Products:
Barqs Root Beer	Fresca	BODYARMOR	Minute Maid
Barqs Zero Sugar	Mello Yello	Core Power	POWERade
Coca-Cola	Mr. Pibb	Dasani	POWERade Powerwater
Coca-Cola Cherry	Mr. Pibb Zero Sugar	Dunkin’ Coffee	Topo Chico
Coca-Cola Zero Sugar	Seagrams Ginger Ale	fairlife	Topo Chico Sabores
Diet Coke	Seagrams Ginger Ale Zero Sugar	glacéau smartwater	Tum-E Yummies
Fanta	Sprite	glacéau vitaminwater
Fanta Zero Sugar	Sprite Zero Sugar	Gold Peak

Products Licensed to Us by Other Beverage Companies:
Ale 8	Dr Pepper	Bang Energy	Monster Energy
Diet Dr Pepper	Dr Pepper Zero Sugar	FLRT	NOS®
Diet Sundrop	Sundrop	Full Throttle	Reign/Reign Storm

Beverage Distribution and Manufacturing Agreements

We have rights to distribute, promote, market and sell certain nonalcoholic beverages of The Coca‑Cola Company pursuant to comprehensive beverage agreements (as amended, collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, LLC (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants. The CBA requires the Company to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. In addition to certain termination and default rights, the CBA requires us to make minimum, ongoing capital expenditures in our distribution business and to meet certain minimum volume requirements, gives The Coca‑Cola Company certain approval and other rights in connection with a sale of the Company or the distribution business of the Company and prohibits us from producing, manufacturing, preparing, packaging, distributing, selling, dealing in or otherwise using or handling any beverages, beverage components or other beverage products other than the beverages and beverage products of The Coca‑Cola Company and certain expressly permitted cross-licensed brands without the consent of The Coca-Cola Company.

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

In addition to our agreements with The Coca‑Cola Company and CCR, we also have rights to manufacture and/or distribute certain beverage brands owned by other beverage companies, including Monster Energy and Dr Pepper, pursuant to agreements with such other beverage companies. Our distribution agreements with Dr Pepper permit us to distribute Dr Pepper beverage brands, as well as certain post-mix products of Dr Pepper. Certain of our agreements with Dr Pepper also authorize us to manufacture certain Dr Pepper beverage brands. Our distribution agreements with Monster Energy grant us the rights to distribute certain products offered, packaged and/or marketed by Monster Energy. Similar to the CBA, these beverage agreements contain restrictions on the use of trademarks and approved bottles, cans and labels and the sale of imitations or substitutes, as well as provisions for their termination for cause or upon the occurrence of other events defined in these agreements. Sales of beverages under these agreements with other beverage companies represented approximately 15% of our total bottle/can sales volume to retail customers in 2025, 2024 and 2023.

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

CONA Services LLC

Along with certain other Coca‑Cola bottlers, we are a member of CONA Services LLC (“CONA”), an entity formed to provide business process and information technology services to its members. We are party to an amended and restated master services agreement with CONA, pursuant to which CONA agreed to make available, and we became authorized to use, the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. As part of making the CONA System available to us, CONA provides us with certain business process and information technology services, including the planning, development, management and operation of the CONA System in connection with our direct store delivery (“DSD”) and manufacture of products. In exchange for our rights to use the CONA System and receive CONA-related services, we are charged service fees by CONA, which we are obligated to pay even if we are not using the CONA System for all or any portion of our distribution and manufacturing operations.

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

Regions Served and Facilities

We serve approximately 60 million consumers within our territories, which are comprised of four principal regions. Previously, these four principal regions were organized into five market units. Certain information regarding each of the regions follows:

Region	Description	Manufacturing Plants	Number of Distribution Centers
Carolinas	The majority of North Carolina and South Carolina and portions of southern Virginia, including Boone, Hickory, Mount Airy, Charlotte, Raleigh, Winston-Salem, Greensboro, Fayetteville, Greenville and New Bern, North Carolina, Conway, Marion, Charleston, Columbia, Greenville and Ridgeland, South Carolina and surrounding areas.	Charlotte, NC	17
Mid-Atlantic	The entire state of Maryland, the majority of Virginia, West Virginia and Delaware, the District of Columbia, a portion of south-central Pennsylvania, a portion of northeastern Kentucky and a portion of southern Ohio, including Easton, Salisbury, Capitol Heights, Baltimore, Hagerstown and Cumberland, Maryland, Norfolk, Staunton, Alexandria, Roanoke, Richmond, Yorktown and Fredericksburg, Virginia, Beckley, Bluefield, Clarksburg, Elkins, Parkersburg, Craigsville and Charleston, West Virginia, Pikeville, Kentucky, Portsmouth, Ohio and surrounding areas.	Baltimore, MD Silver Spring, MD Roanoke, VA Sandston, VA	20
Mid-South	A significant portion of central and southern Arkansas and Tennessee and portions of western Kentucky and northwestern Mississippi, including Little Rock and West Memphis, Arkansas, Cleveland, Cookeville, Johnson City, Knoxville, Memphis and Morristown, Tennessee, Paducah, Kentucky and surrounding areas.	West Memphis, AR Nashville, TN	10
Mid-West	A significant portion of Indiana and Ohio, a portion of northeastern Kentucky and a portion of southeastern Illinois, including Anderson, Whitestown, Evansville, Fort Wayne, Indianapolis and South Bend, Indiana, Lexington and Louisville, Kentucky, Akron, Cincinnati, Columbus, Dayton, Elyria, Lima, Mansfield, Toledo, Willoughby and Youngstown, Ohio and surrounding areas.	Indianapolis, IN Cincinnati, OH Twinsburg, OH	13
Total		10	60

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

Customers and Marketing

The Company’s products are sold and distributed in the United States through various channels, which include selling directly to customers, including grocery stores, mass merchandise stores, club stores, convenience stores and drug stores, selling to on-premise locations, where products are typically consumed immediately, such as restaurants, schools, amusement parks and recreational facilities, and selling through other channels such as vending machine outlets. The Company also distributes its products using alternative routes to market (“ARTM”), which include distribution by third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. We receive a fee in connection with the sale of products distributed via ARTM within our territories; however, the sale of such products is not included in the reported product volume sold by the Company.

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

New brand and product introductions, packaging changes and sales promotions are the primary sales and marketing practices in the nonalcoholic beverage industry and have required, and are expected to continue to require, substantial expenditures. Recent and upcoming introductions include Sprite + Tea, POWERade Powerwater, new flavors and packages of BODYARMOR, POWERade, Monster and Topo Chico and the relaunch of Mr. Pibb and Mr. Pibb Zero Sugar. Additionally, during 2026, the Company will launch Coca-Cola Cherry Float, FLRT Energy Drink and enhanced glass offerings of our Coca-Cola Original Taste and other brands.

We sell our products primarily in single-use, recyclable bottles and cans in varying package configurations from market to market. For example, there may be up to 23 different packages for Diet Coke within a single geographic area. Total bottle/can sales volume to retail customers during 2025 was approximately 46% bottles and 54% cans.

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

In addition to our marketing and merchandising programs, we believe a sustained and planned charitable giving program to support the communities we serve is an essential component to the success of our brand and, by extension, our net sales. In light of the Company’s financial performance, distribution territory footprint and future business prospects, in 2025, the Company made cash donations of approximately $52 million to various charities and donor-advised funds. The Company focuses on charities impacting communities throughout our territories in the following areas: Education, Youth Development, Crisis Assistance, Health & Wellness, Veteran & First Responders and Sustainability. The Company intends to continue its charitable contributions in future years, subject to the Company’s financial performance and other business factors.

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

Most beverage products sold by the Company are classified as food or food products and are therefore generally eligible for purchase using supplemental nutrition assistance program (“SNAP”) benefits by consumers purchasing them for home consumption. Energy drinks with a nutrition facts label are also classified as food and may be eligible for purchase for home consumption using SNAP benefits, whereas energy drinks classified as a supplement by the United States Food and Drug Administration (the “FDA”) are not. Regulators may restrict the use of benefit programs, including SNAP, to purchase certain beverages and foods currently classified as food or food products. Certain states in our territories have implemented, or have announced that they will implement, restrictions on the use of SNAP benefits to purchase certain products of the Company, such as soft drinks or energy drinks.

Certain jurisdictions in which our products are sold have imposed, or are considering imposing, taxes, labeling requirements or other limitations on, or regulations pertaining to, the sale of certain of our products or ingredients contained in, or attributes of, our products or commodities used in the manufacture of our products, including certain of our products that contain added sugars or sodium, exceed a specified caloric count or include specified ingredients such as caffeine or high-fructose corn syrup. It has also been proposed that the federal government, through agencies such as the United States Department of Health and Human Services, or individual states enact policies that would discourage consumption of our products or ban or restrict the usage of certain ingredients used in the manufacture of the products that we sell. Restrictive policies, if widely enacted, could have an adverse impact on our products, input costs, sales and reputation. Further, state variability in such policies could result in supply chain and customer relationship complexities.

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, we are aware of certain legislation that will impose fees or taxes on various types of containers that are used in our business, implement new recycling regulations and the reduction of single-use plastics and place the onus on plastic suppliers to identify or share the financial burden of recycling solutions. We are not currently impacted by the policies in such legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within our distribution territories in the future.

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

Human Capital Resources

At Coca-Cola Consolidated, our teammates are the heart of our business and the key to our success. As of December 31, 2025, we employed approximately 17,000 employees which we refer to as “teammates,” of which approximately 15,000 were full-time and approximately 2,000 were part-time. Approximately 15% of our workforce is covered by collective bargaining agreements. While the number of collective bargaining agreements that will expire in any given year varies, we have been successful in the past in negotiating renewals to expiring agreements without any material disruption to our operations, and management considers teammate relations to be good.

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

In recent years, the Company has faced periods of high teammate turnover, periodic labor shortages and wage inflation in our front-line workforce due to tight conditions in the labor market. The Company has responded to these challenges by making certain investments in our teammates to reward them for their contributions in achieving strong operating results and to remain competitive in the current labor environment, including an additional investment in the base wages of our front-line teammates that became effective during the third quarter of 2025. The Company continues to reward teammates for their contributions to the Company’s strong operating results.

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

An important part of attracting and retaining top talent is teammate satisfaction, and we conduct an annual engagement survey administered and analyzed by an independent third party to assess teammate satisfaction and engagement and the effectiveness of our teammate development and compensation programs. In 2025, 85% of our teammates participated in the survey. This survey provides valuable insight to our leaders about how our teammates experience the Company and how we can better serve them and improve job performance, satisfaction and retention. Our executive officers review the survey results and develop and implement specific action plans to address key areas of opportunity. Additionally, leaders across our Company discuss the results with local managers to develop additional action plans to best address teammate feedback in different market units and functional areas.

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

Raw material costs, including the costs for plastic bottles, aluminum cans, PET resin, carbon dioxide and high-fructose corn syrup, are subject to significant price volatility, which may be worsened by periods of increased demand, supply constraints, high inflation or uncertainty around tariffs. International or domestic geopolitical or other events, including pandemics, armed conflict or the imposition of tariffs and/or quotas by the U.S. government on any of these raw materials, have adversely impacted and could in the future adversely impact the supply and cost of these raw materials to the Company or render them unavailable at commercially favorable terms or at all. In addition, there are few limits on the prices The Coca‑Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, effective commodity price hedging, increased sales volume or reductions in other costs, the Company’s results of operations and profitability could be adversely affected.

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

The Company’s success also depends in large part on its ability and the ability of The Coca‑Cola Company and other beverage companies it works with to maintain the brand image of existing products, build up brand image for new products and brand extensions and maintain its corporate reputation and social license to operate. Engagements of the Company or The Coca‑Cola Company or their respective executives in social and public policy debates may occasionally be the subject of criticism from advocacy groups that have differing points of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, the Company’s sponsorship relationships and charitable giving program could subject the Company to negative publicity as a result of actual or perceived views of organizations the Company sponsors or supports financially. Likewise, negative postings or comments on social media or networking websites about the Company, The Coca‑Cola Company or one of the products the Company carries, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of the Company’s brands or the Company.

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

Changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients, recycling, sustainability, product safety and benefit programs, including SNAP, could reduce demand for the Company’s products and reduce profitability.

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

Legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers, each in an attempt to reduce solid waste and litter. Similarly, the Company is aware of proposed legislation, including in the Company’s territory, that would impose fees or taxes on various types of containers that are used in its business, implement new recycling regulations and the reduction of single-use plastics and place the onus on plastic suppliers to identify recycling solutions. The Company is not currently impacted by the policies in such legislation, but it is possible that similar or more restrictive legal requirements may be proposed or enacted within its distribution territories in the future which could adversely impact bottle/can sales. Additionally, legislative priorities for increased recycled content in packaging could adversely impact our margins due to increased demand for such materials. It is also possible that the Company could be a named party in a lawsuit related to the environmental impact of plastics or littering. Any such lawsuit could subject us to liability or damage the reputation of the Company, which could adversely affect the Company’s profitability.

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

Most beverage products sold by the Company are classified as food or food products and are therefore eligible for purchase using SNAP benefits by consumers purchasing them for home consumption. Energy drinks with a nutrition facts label are also classified as food and are eligible for purchase for home consumption using SNAP benefits, whereas energy drinks classified as a supplement by the FDA are not. Regulators may restrict the use of benefit programs, including SNAP, to purchase certain beverages and foods currently classified as food or food products. Certain states in our territories have implemented, or have announced that they will implement, restrictions on the use of SNAP benefits to purchase of certain of the Company’s products, such as soft drinks or energy drinks.

The Company relies on The Coca‑Cola Company and other beverage companies to invest in the Company through marketing funding and to promote their own company brand identity through external advertising, marketing spending and product innovation. Decreases from historic levels of investment could negatively impact the Company’s business, financial condition and results of operations.

The Coca‑Cola Company and other beverage companies have historically provided financial support to the Company through marketing funding. While the Company does not believe there will be significant changes to the amount of marketing funding support provided by The Coca‑Cola Company and other beverage companies, the Company’s beverage agreements generally do not obligate such funding and there can be no assurance the historic levels will continue. Decreases in the level of marketing funding provided, material changes in the marketing funding programs’ performance requirements or the Company’s inability to meet the performance requirements for marketing funding could adversely affect the Company’s business, financial condition and results of operations.

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

As of December 31, 2025, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 10,043,940 shares of Class B Common Stock, which represented approximately 78% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. Mr. Harrison also has the right to acquire 2,923,860 shares of Class B Common Stock from the Company in exchange for an equivalent number of shares of Common Stock. In the event of such an exchange, Mr. Harrison would control 12,967,800 shares of Class B Common Stock, which would represent approximately 83% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis. Furthermore, Mr. Harrison and another member of the Harrison family serve on the Company’s Board of Directors. As a result, Mr. Harrison has the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership could have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price or limit other stockholders’ ability to influence corporate matters, which could result in the Company making decisions that stockholders outside the Harrison family may not view as beneficial.

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

The Company’s acquisition related contingent consideration liability, which totaled $717.9 million as of December 31, 2025, consists of the estimated amounts due to The Coca‑Cola Company as acquisition related sub-bottling payments under the CBA with The Coca‑Cola Company and CCR over the useful life of the related distribution rights. Changes in business conditions or other events could materially change both the future cash flow projections and the estimated weighted average cost of capital (“WACC”) used in the calculation of the fair value of contingent consideration under the CBA. These changes could result in material changes to the fair value of the acquisition related contingent consideration liability and could materially impact the amount of non-cash expense (or income) recorded each reporting period.

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

The Company increasingly relies on information technology systems to process, transmit and store electronic information. The Company’s information technology systems are vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, power outages, computer and telecommunications failures, computer viruses, other malicious computer programs and cyberattacks, denial-of-service attacks, security breaches, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, usage errors by employees and other security issues. In addition, third-party providers of data hosting or cloud services, as well as other vendors, customers and suppliers, are vulnerable to cybersecurity incidents involving data the Company shares with them or data systems the Company relies on. Such incidents could materially impact the Company in the future.

The Company depends heavily upon the efficient operation of technological resources and a failure in these information technology systems or controls could negatively impact the Company’s business, financial condition or results of operations. In addition, the Company continuously upgrades and updates current technology or installs new technology. In order to address risks to its information technology systems, the Company continues to monitor networks and systems, to upgrade security policies and to train its employees, and it requires third-party service providers and business partners, customers, suppliers and other third parties to do the same. The inability to implement upgrades, updates or installations in a timely manner, to train employees effectively in the use of new or updated technology or to obtain the anticipated benefits of the Company’s technology could adversely impact the Company’s business, financial condition or results of operations. Additionally, the failure of the Company to successfully migrate key data to new systems could lead to data integrity issues, service interruptions or delays and other increased costs that could adversely impact the Company’s business, financial condition or results of operations.

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

The Company’s financial condition can be impacted by the performance of the general economy.

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

In 2025, the U.S. implemented a variety of additional tariffs on goods from multiple nations and trading blocks and has been subject to reciprocal tariffs and other retaliatory actions in response. These additional tariffs, and the uncertainty around additional tariffs due to current legal and administrative actions, have increased costs and volatility in commodity markets, in particular with respect to the price of aluminum. The Company may execute future price increases in an effort to offset these increased commodity costs, but there can be no assurance that such efforts will fully offset the increased commodity costs or that customer demand will not be adversely affected.

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

The Company’s largest customers, Walmart Inc. and The Kroger Co., accounted for approximately 36% of the Company’s 2025 total bottle/can sales volume to retail customers and approximately 29% of the Company’s 2025 total net sales. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. The Company faces risks related to maintaining the volume demanded on a short-term basis from these customers, which can also divert resources away from other customers. The loss of Walmart Inc. or The Kroger Co. as a customer could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

As of December 31, 2025, the Company had $2.79 billion of debt outstanding. The Company’s level of debt requires a substantial portion of future cash flows from operations to be dedicated to the payment of principal and interest, which reduces funds available for other purposes. The Company’s debt level can negatively impact its operations by limiting the Company’s ability to, and/or increasing its cost to, access credit markets for working capital, capital expenditures and other general corporate purposes; increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and exposing the Company to increased risk that the Company will not be able to refinance the principal amount of debt as it becomes due or that a significant decrease in cash flows from operations could make it difficult for the Company to meet its debt service requirements and to comply with financial covenants in its debt agreements.

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

In assessing the Company’s credit strength, credit rating agencies consider the Company’s capital structure, financial policies, consolidated balance sheet and other financial information and may also consider financial information of other bottling and beverage companies. The Company’s credit ratings could be significantly impacted by the Company’s operating performance, changes in the methodologies used by rating agencies to assess the Company’s credit ratings, changes in The Coca‑Cola Company’s credit ratings and the rating agencies’ perception of the impact of credit market conditions on the Company’s current or future financial performance. In November 2025, Standard & Poor’s affirmed the Company’s credit rating of ‘BBB+’ but revised the Company’s rating outlook to negative from stable. Lower credit ratings could significantly increase the Company’s borrowing costs or adversely affect the Company’s ability to obtain additional financing at acceptable interest rates or to refinance existing debt.

Failure to attract, train and retain qualified employees while controlling labor costs and other labor issues could have an adverse effect on the Company’s reputation, business, financial condition and results of operations.

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

Natural disasters, changing weather patterns and unfavorable weather, or the increased frequency of any such events due to climate change, and public expectations around combatting climate change or legislative or regulatory responses to such change could negatively impact the Company’s business, financial condition and future results of operations.

Natural disasters or unfavorable weather conditions in the geographic regions in which the Company or its suppliers operate could have an adverse impact on the Company’s revenue and profitability. For instance, unusually cold or rainy weather during the summer months may have a temporary effect on the demand for the Company’s products and contribute to lower sales, which could adversely affect the Company’s profitability for such periods. Prolonged drought conditions could lead to restrictions on water use, which could adversely affect the Company’s cost and ability to manufacture and distribute products. Hurricanes or similar storms may have a negative sourcing impact or cause shifts in product mix to lower-margin products and packages. There is also concern that climate change could cause significant changes in weather patterns and an increase in the frequency or duration of extreme weather and climate events. These changes could adversely impact some of the Company’s facilities, the availability and cost of key raw materials used by the Company in production or the demand for the Company’s products.

Furthermore, public expectations for reductions in greenhouse gas emissions to combat climate change could result in increased energy, transportation and raw material costs and may require the Company to make additional investments in facilities and equipment. In addition, federal, state or local governmental authorities may propose legislative and regulatory initiatives in response to concerns over climate change, which could directly or indirectly adversely affect the Company’s business, require additional investments or increase the cost of raw materials, fuel, ingredients and water. As a result, the effects of climate change could have a long-term adverse impact on the Company’s business and results of operations

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

Risk Management and Strategy

The Company’s Cybersecurity team maintains a cybersecurity program designed to assess, identify and manage material risks from cybersecurity threats and to protect against, detect, respond to and recover from cybersecurity incidents. The Company’s cybersecurity processes are integrated into the overall risk management program. The Company reviews and updates a Cybersecurity Incident Response Plan at least annually, which documents the intended processes and the roles and responsibilities of teammates involved in managing cybersecurity threats and incidents. Third parties are engaged to assist with the assessment and ongoing development of the cybersecurity processes and program.

The cybersecurity program is grounded in the National Institute of Standards and Technology Cybersecurity Framework. Key elements of the risk management approach include risk assessments of systems and applications to identify risks, vulnerabilities and threats. Incident response exercises, including tabletop exercises, are conducted to evaluate and improve incident response processes. Cybersecurity awareness training and phishing exercises are conducted, and all teammates are required to complete such training. Continuous monitoring of the Operational Technology and Information Technology environment is conducted, including proactive threat hunting for indicators of potential cybersecurity events, through processes designed to capture application, system and network alerts for review and escalation, as appropriate.

In the event of a cybersecurity incident, the Company’s Cyber Incident Response Team (the “CIRT”), led by a designated Cyber Incident Coordinator (the “CIC”), is responsible for coordinating investigation and response activities, including collecting and analyzing relevant information about the incident and its potential business impact. Members of the CIRT, including the CIC, are selected based on knowledge of cybersecurity and/or the information systems or business functions implicated by the incident. The CIRT uses incident response strategies intended to help collect and preserve relevant forensic data, mitigate the impact of the incident and restore systems to normal operation. These strategies include practices recommended by the United States Department of Homeland Security’s Industrial Control Systems Cyber Emergency Response Team. For significant cybersecurity incidents, external experts in relevant fields, such as legal counsel, forensic specialists or other advisors may be engaged, as appropriate.

Cybersecurity risks can arise from third-party relationships, including vendors, service providers and other partners. Processes and technologies are utilized to help oversee and identify cybersecurity risks associated with third-party service providers. As part of those processes, the Vice President and Chief Technology Officer meets with and assesses third-party service providers to help ensure the

Company is made aware of potentially material cybersecurity threats or incidents in a timely manner. The Company’s largest external service provider is CONA, as further discussed in “Item 1A. Risk Factors” of this report.

During 2025, the Company did not identify cybersecurity incidents or risks from cybersecurity threats that had, or were reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. While we maintain cybersecurity insurance, the costs related to cybersecurity incidents or disruptions may not be fully insured. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Governance

The Company’s cybersecurity program is led by the Senior Director, Information Technology Security, who reports to the Vice President and Chief Technology Officer. The Senior Director, Information Technology Security holds a Bachelor of Science in Information Systems and obtained a Graduate Certificate in Cybersecurity. The Senior Director, Information Technology Security and the Vice President and Chief Technology Officer have a combined 25 years of experience in information technology security and over 25 years with the Company. They are familiar with the Company’s cybersecurity landscape, risks and best practices for mitigation of those risks identified.

The Senior Director, Information Technology Security is responsible for establishing and maintaining core cybersecurity policies and procedures and for designating the CIC and selecting members of the CIRT to lead response efforts for cybersecurity incidents. The CIRT is responsible for executing incident response activities in accordance with established policies and procedures.

The internal assessment matrix is leveraged to evaluate the severity of cybersecurity incidents and to support escalation decisions. The Senior Director, Information Technology Security, with input from the CIRT, determines whether an incident should be escalated to executive management (including the Chief Operating Officer, the Chief Financial Officer, the Chief Legal and Administrative Officer and the Company’s Data Governance Committee) based on severity and potential business impact. Executive management determines the incident handling strategy, with input from the Senior Director, Information Technology Security, including whether notification to the Audit Committee of the Board of Directors is warranted. The CIC provides regular updates to executive management regarding response progress and the evolving risk profile until the incident is resolved.

The Board of Directors delegates oversight of information technology and cybersecurity matters to the Audit Committee. As part of this oversight, information technology leadership provides an annual detailed cybersecurity update to the Audit Committee. In addition, the Audit Committee receives quarterly cybersecurity updates, which may include summaries of program activities and key risk indicators, such as phishing testing results and the results of quarterly cybersecurity disclosure questionnaires. In the event of a material cybersecurity incident, the Audit Committee will report such incident to the full Board of Directors.

Item 2.Properties.

As of January 30, 2026, the principal properties of the Company included its corporate headquarters, subsidiary headquarters, 60 distribution centers and 10 manufacturing plants. The Company owns 47 distribution centers and all 10 manufacturing plants, and leases its corporate headquarters, subsidiary headquarters and 13 distribution centers.

Following is a summary of the Company’s manufacturing plants and certain other properties:

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Distribution Center/Manufacturing Plant Combination(1)	Charlotte, NC	650,000	Owned	—
Distribution Center(2)	Columbus, OH	430,000	Owned	—
Distribution Center	Whitestown, IN	415,000	Owned	—
Manufacturing Plant	Indianapolis, IN	400,000	Owned	—
Warehouse	Charlotte, NC	380,000	Leased	2028
Manufacturing Plant	Cincinnati, OH	368,000	Owned	—
Warehouse	Chester, VA	353,000	Leased	2028
Manufacturing Plant	West Memphis, AR	326,000	Owned	—
Manufacturing Plant	Sandston, VA	326,000	Owned	—
Manufacturing Plant	Roanoke, VA	310,000	Owned	—
Distribution Center	Erlanger, KY	301,000	Leased	2034
Distribution Center	Louisville, KY	300,000	Leased	2030

Facility Type	Location	Square Feet	Leased / Owned	Lease Expiration
Manufacturing Plant	Twinsburg, OH	287,000	Owned	—
Warehouse	Hanover, MD	278,000	Leased	2027
Distribution Center	Hanover, MD	276,000	Leased	2034
Distribution Center	Memphis, TN	266,000	Leased	2030
Distribution Center	Clayton, NC	233,000	Leased	2036
Manufacturing Plant	Nashville, TN	220,000	Owned	—
Distribution Center	La Vergne, TN	220,000	Leased	2031
Distribution Center	Sandston, VA	210,000	Owned	—
Corporate Headquarters(3)(4)	Charlotte, NC	172,000	Leased	2029
Manufacturing Plant	Baltimore, MD	155,000	Owned	—
Manufacturing Plant	Silver Spring, MD	104,000	Owned	—

(1)Includes a 535,000-square foot manufacturing plant and an adjacent 115,000-square foot distribution center.
(2)In February 2025, this facility replaced the Company’s previous distribution center in Columbus, OH totaling approximately 124,000 square feet.
(3)Includes two adjacent buildings totaling approximately 172,000 square feet.
(4)The lease for this facility is with a related party.

The Company believes all of its facilities are in good condition and are adequate for the Company’s operations as presently conducted. The Company has production capacity to meet its current operational requirements. For the fiscal year ended December 31, 2025, the aggregate utilization rate of the Company’s manufacturing plants, which fluctuates with the seasonality of the business, was approximately 84%. The estimated utilization is based on actual production divided by capacity, based on an expected operation rate of six days per week and 20 hours per day.

In addition to the facilities noted above, the Company utilizes a portion of the production capacity from the 261,000-square foot manufacturing plant owned by SAC, a manufacturing cooperative located in Bishopville, South Carolina.

The Company’s products are generally transported to distribution centers for storage pending sale. There were no changes to the number of distribution centers by market area between December 31, 2025 and January 30, 2026.

As of January 30, 2026, the Company owned and operated approximately 4,600 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 3,000 were route delivery trucks. In addition, the Company owned approximately 432,000 beverage dispensing and vending machines for the sale of beverage products in the Company’s territories as of January 30, 2026.

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

Name	Position and Office	Age
J. Frank Harrison, III	Chairman of the Board of Directors and Chief Executive Officer	71
David M. Katz	President and Chief Operating Officer	57
Matthew J. Blickley	Chief Financial Officer and Chief Accounting Officer	44
Joshua L. Dorminy	Executive Vice President, Assistant to the Chairman and CEO	48
Donell W. Etheridge	Chief Supply Chain Officer	57
Morgan H. Everett	Vice Chair of the Board of Directors	44
E. Beauregarde Fisher III	Chief Legal and Administrative Officer and Corporate Secretary	57
Ellison C. Glenn	Chief Sales and Service Officer	35
Christine A. Motherwell	Chief Customer Officer	47
N. Brent Tollison	Chief People and Public Affairs Officer	52
Clark A. Walker	Chief Commercial Officer	56

Mr. J. Frank Harrison, III was elected Chairman of the Board of Directors of the Company in 1996 and Chief Executive Officer of the Company in 1994. Mr. Harrison served as Vice Chairman of the Board of Directors of the Company from 1987 to 1996. He was first employed by the Company in 1977 and also served as a Division Sales Manager and as a Vice President.

Mr. David M. Katz was elected President and Chief Operating Officer of the Company in December 2018. Prior to that, he served in various positions within the Company, including Executive Vice President and Chief Financial Officer from January 2018 to December 2018, Executive Vice President, Product Supply and Culture & Stewardship from April 2017 to January 2018, Executive Vice President, Human Resources from April 2016 to April 2017 and Senior Vice President from January 2013 to March 2016. He held the position of Senior Vice President, Midwest Region for CCR, a wholly owned subsidiary of The Coca-Cola Company, from November 2010 to December 2012. Previously, Mr. Katz was Vice President, Sales Operations for the East Business Unit of Coca-Cola Enterprises Inc. (“CCE”), a distributor, marketer and manufacturer of nonalcoholic beverages primarily for The Coca-Cola Company, from January 2010 to November 2010. From 2008 to 2010, he served as Chief Procurement Officer and as President and Chief Executive Officer of CCBSS, a company formed to provide certain procurement and other services with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system. He began his Coca-Cola career in 1993 with CCE as a Logistics Consultant.

Mr. Matthew J. Blickley was elected Chief Financial Officer and Chief Accounting Officer of the Company in January 2025, effective April 2025. Mr. Blickley was also an Executive Vice President of the Company from April 2025 to December 2025. Mr. Blickley served as Senior Vice President, Financial Planning and Chief Accounting Officer of the Company from August 2020 to March 2025, as Vice President, Financial Planning and Analysis of the Company from April 2018 to August 2020, as Senior Director, Financial Planning and Analysis of the Company from April 2016 to March 2018 and as Corporate Controller of the Company from November 2014 to March 2016. Before joining the Company, Mr. Blickley was with Family Dollar Stores, Inc., an operator of general merchandise retail discount stores, from January 2011 to November 2014, where he served in various senior financial roles, including Divisional Vice President, Financial Planning & Analysis and Director, Financial Reporting. Mr. Blickley began his career with PricewaterhouseCoopers LLP in 2004, where he advanced from Audit Associate to Audit Manager during his more than six years with that firm.

Mr. Joshua L. Dorminy was elected Executive Vice President, Assistant to the Chairman and CEO of the Company in March 2024. In this role, Mr. Dorminy is responsible for advising the Chairman and Chief Executive Officer of the Company regarding various aspects of the Company’s business, supporting the Company’s strategic objectives, and participating in the management of the Chairman’s office. Mr. Dorminy is also deeply involved in the strategic direction and planning of the Company’s culture and stewardship and charitable giving programs. Mr. Dorminy served as Senior Vice President, Assistant to the Chairman and CEO of the Company from October 2019 to March 2024 and as Vice President, Assistant to the Chairman and CEO of the Company from September 2016 to September 2019. Before joining the Company, he was the broker and managing member of 5D Ventures, LLC, a commercial real estate firm based in Woodstock, Georgia, from January 2009 to August 2016. Mr. Dorminy also served as Executive Director of Timothy + Barnabas, an organization dedicated to training and encouraging pastors and their spouses worldwide, from January 2011 to August 2016.

Mr. Donell W. Etheridge was elected Chief Supply Chain Officer of the Company in August 2025, effective January 2026. Prior to that, he served in various other positions within the Company, including Executive Vice President, Product Supply Operations from

March 2021 to December 2025, Senior Vice President, Product Supply Operations from September 2016 to February 2021, Vice President, Product Supply Operations from December 2013 to September 2016, Senior Director, Manufacturing from August 2011 to November 2013, Director, Operations from April 2009 to July 2011 and Plant Manager from January 2003 to March 2009. He also served the Company in several other positions prior to 2003 and was first employed by the Company in 1990.

Ms. Morgan H. Everett was elected Vice Chair of the Board of Directors of the Company in May 2020. Prior to that, she was Senior Vice President of the Company from April 2019 to May 2020, Vice President of the Company from January 2016 to March 2019, and Community Relations Director of the Company from January 2009 to December 2015. Ms. Everett has served as Chairman of Red Classic Services, LLC, an operating subsidiary of the Company, since December 2018, and she served as Chairman of Data Ventures, Inc., a former operating subsidiary of the Company, from December 2018 to December 2025. She has been an employee of the Company since October 2004.

Mr. E. Beauregarde Fisher III was elected Chief Legal and Administrative Officer and Corporate Secretary of the Company in August 2025, effective January 2026. Prior to that, he served as Executive Vice President, General Counsel of the Company from February 2017 to December 2025 and as Secretary of the Company beginning in May 2017. Before joining the Company, he was a partner with the law firm of Moore & Van Allen PLLC, where he served on the firm’s management committee and chaired its business law practice group. He was associated with the firm from 1998 to 2017 and concentrated his practice on mergers and acquisitions, corporate governance and general corporate matters. From 2011 to 2017, he served as the Company’s outside corporate counsel.

Mr. Ellison C. Glenn was elected Chief Sales and Service Officer of the Company in August 2025, effective January 2026. Prior to that, Mr. Glenn served in various other positions within the Company, including Senior Vice President, Product Supply Planning from October 2024 to December 2025, Senior Vice President, Product Supply Strategy & Operations from January 2024 to September 2024, Vice President, Market Unit General Manager for the Central Market Unit from July 2022 to December 2023, Vice President, Market Unit Sales & Service from January 2021 to June 2022, Director, Financial Planning and Analysis from January 2020 to December 2020 and Director, Revenue Growth Management from January 2019 to December 2019. He also served the Company in several other positions prior to 2019 and was first employed by the Company in 2014.

Ms. Christine A. Motherwell was elected Chief Customer Officer of the Company in August 2025, effective January 2026. Prior to that, she served in various other positions within the Company, including Senior Vice President, Human Resources from January 2022 to December 2025, Vice President, Human Resources Business Partner from October 2019 to December 2021, Vice President, Home Market Sales from April 2016 to September 2019, Vice President, Walmart/Club from April 2015 to March 2016 and Senior Director, Customer Development – Walmart from February 2013 to March 2015. Before joining the Company, Ms. Motherwell was National Account Executive, Publix of The Coca-Cola Company, the world’s largest nonalcoholic beverage company, from December 2011 to February 2013. Previously, Ms. Motherwell was with CCR, a wholly owned subsidiary of The Coca-Cola Company, where she served as Director, Sales from January 2011 to December 2011 and as Sales Center Manager from October 2009 to December 2010.

Mr. N. Brent Tollison was elected Chief People and Public Affairs Officer of the Company in August 2025, effective January 2026. Prior to that, he served as Senior Vice President, Public Affairs, Communications, Community, and Sustainability of the Company from May 2023 to December 2025, a role he had held in an interim capacity since November 2022. From June 2021 to August 2023, he served as Senior Vice President, Assistant to the President and Chief Operating Officer of the Company. Mr. Tollison was Vice President of Commercial Sales at W.W. Grainger, Inc., a broad line, business-to-business distributor of maintenance, repair and operating products and services with operations primarily in North America, Japan and the United Kingdom, from May 2014 to June 2021. Previously, he served in various roles of increasing responsibility within the Coca-Cola system for approximately 18 years, including Vice President of Sales and Operations – Northeast of The Coca-Cola Company, the world’s largest nonalcoholic beverage company, from June 2013 to April 2014, Vice President of Region Sales – New York Market Unit of CCR, a wholly owned subsidiary of The Coca-Cola Company, from October 2011 to June 2013, Market Unit Vice President – Virginia of CCR from January 2011 to October 2011, Vice President of Convenience Retail – East Business Unit of CCE, a distributor, marketer and manufacturer of nonalcoholic beverages primarily for The Coca-Cola Company, from November 2008 to January 2011 and Vice President of Convenience Retail – Southeast Business Unit of CCE from September 2007 to November 2008.

Mr. Clark A. Walker was elected Chief Commercial Officer of the Company in August 2025, effective January 2026. Prior to that, Mr. Walker served as Senior Vice President, Revenue Growth Management Planning of the Company from October 2018 to December 2025 and as Vice President, Revenue Growth Management Planning of the Company from October 2016 to September 2018. Before joining the Company in October 2016, Mr. Walker was with The Coca-Cola Company, the world’s largest nonalcoholic beverage company, from May 2010 to August 2016, where he held various positions, including Vice President, Revenue Growth Management. Mr. Walker has served within the Coca-Cola system since 1990, holding numerous positions in the areas of operations, sales and finance. He also served as Managing Director of Data Ventures, Inc., a former operating subsidiary of the Company, from February 2020 to December 2025.

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

As of January 30, 2026, the number of stockholders of record of the Common Stock and the Class B Common Stock was 1,088 and five, respectively.

The following table sets forth information about the shares of Common Stock the Company repurchased during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 27, 2025 - October 24, 2025	480,090	$121.11	480,090	$741,997,407
October 25, 2025 - November 21, 2025	18,880,142	127.00	44,682	136,336,724
November 22, 2025 - December 31, 2025	—	—	—	136,336,724
Total	19,360,232		524,772

(1)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The share repurchase authorization is discretionary and has no expiration date. As of December 31, 2025, the total remaining share repurchase authorization was $136.3 million.
(2)On November 7, 2025, the Company entered into a purchase agreement (“the Repurchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc. (the “Seller”), an indirect wholly owned subsidiary of The Coca‑Cola Company, The Coca‑Cola Company and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to which the Company agreed to purchase and the Seller agreed to sell all of the Seller’s shares of Common Stock for a cash payment in the aggregate amount of approximately $2.4 billion (the “Repurchase”).

Stock Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 31, 2020 and ending December 31, 2025. The peer group is composed of Keurig Dr Pepper Inc., National Beverage Corp., The Coca‑Cola Company and PepsiCo, Inc.

The graph assumes $100 was invested in the Common Stock, the Standard & Poor’s 500 Index and each of the companies within the peer group at market close on the last trading day for the fiscal year ended December 31, 2020, and that all dividends were reinvested. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Coca-Cola Consolidated, Inc., the S&P 500 Index and a Peer Group

$650.00
$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$602.04
$490.97
$353.72
$233.24
$193.39
$196.16
$166.40
$128.71
$124.79
$133.10
$115.80
$105.40
$119.97
$120.86
$128.37
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
Coca-Cola Consolidated, Inc.
S&P 500 Index
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

The periods presented are the fiscal years ended December 31, 2025 (“2025”) and December 31, 2024 (“2024”). Information concerning the fiscal year ended December 31, 2023 (“2023”) and a comparison of 2024 and 2023 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2024, filed with the SEC on February 20, 2025.

The Company manages its business on the basis of two operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional operating segment, which includes the Red Classic subsidiaries, does not meet the quantitative threshold for separate reporting and, therefore, has been reported as “All Other.”

Executive Summary

Net sales increased 4.8% to $7.23 billion in 2025, with standard physical case volume up 0.3% when compared to the prior year. The growth in net sales was primarily the result of annual pricing actions executed during the first quarter of 2025. For 2025, Sparkling and Still net sales increased 3.5% and 6.1%, respectively. The increase in Sparkling category net sales was driven primarily by sales of multi-pack, take-home packages sold within our large store, club and value channels. The increase in Still category net sales was driven primarily by the solid performance across our Still portfolio sold within large retail and convenience stores.

Fiscal year 2025 had one fewer selling day compared to fiscal year 2024, which negatively impacted the annual volume comparison by approximately 0.3%, as further discussed in the “Comparable and Adjusted Results (Non-GAAP)” section. For fiscal year 2025, Sparkling volume was flat while Still volume increased 1.0%. The steady Sparkling volume performance was driven by growth within zero-sugar and flavor offerings, offset by slower sales of Coca-Cola Original Taste during 2025. Within the Still portfolio, Monster, Powerade, BODYARMOR, Topo Chico and Core Power all achieved volume growth during the year, reflecting strength across our entire portfolio of brands and driving growth in net sales in 2025.

Gross profit in 2025 increased $119.2 million, or 4.3%, while gross margin decreased 20 basis points to 39.7%. Aluminum costs, including the impact of elevated import tariffs, adversely affected our gross margin in 2025, particularly in the back half of the year. The reduction in gross margin also resulted from a shift in sales toward our Still portfolio, which generally have lower gross margins compared to Sparkling beverages.

Selling, delivery and administrative (“SD&A”) expenses in 2025 increased $88.9 million, or 4.8%. SD&A expenses as a percentage of net sales in 2025 remained stable as compared to 2024. The increase in SD&A expenses was primarily driven by the cost of labor, which includes annual wage adjustments made earlier this year and an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025.

Income from operations in 2025 increased $30.3 million to $950.7 million and net income in 2025 declined $62.5 million to $570.6 million, as compared to 2024. On an adjusted basis, as defined in the “Comparable and Adjusted Results (Non-GAAP)” section, net income in 2025 was $668.5 million, compared to $678.6 million in 2024, a decrease of $10.1 million, or 1.5%. As compared to 2024, net income for 2025 was more adversely impacted by routine, non-cash fair value adjustments to our acquisition related contingent consideration liability, primarily driven by changes in the discount rate and future cash flow projections used to compute the fair value of the liability, and by increased interest expense. Income tax expense for 2025 was $202.3 million, compared to $223.5 million for 2024, resulting in an effective income tax rate of approximately 26% for both periods.

Cash flows from operations for 2025 were $931.9 million, compared to $876.4 million for 2024. Cash flows from operations reflected our strong operating performance during 2025. In 2025, we invested $312.3 million in capital expenditures as we continue to optimize our supply chain and invest for future growth. In fiscal year 2026, we expect capital expenditures to be approximately $300 million. In the fourth quarter of 2025, we repurchased all of the remaining shares of our Common Stock previously owned by The Coca-Cola Company for approximately $2.4 billion. Throughout 2025, we have returned approximately $2.7 billion to stockholders through share repurchases and dividends.

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

Revenue Management: Our revenue management strategy focuses on pricing our brands and packages optimally within product categories and channels, creating effective working relationships with our customers and making disciplined, fact-based decisions. Pricing decisions are made considering a variety of factors, including brand strength, competitive environment, input costs, the roles certain brands play in our product portfolio and other market conditions.

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company undertook significant capital expenditures to optimize our supply chain and to invest for future growth during 2025, and expects to continue to make significant investments during fiscal year 2026. During the first quarter of 2025, the Company began operations in a new 430,000-square foot automated distribution center in Columbus, Ohio.

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

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territories. DSD is our preferred and primary route to market. Our typical DSD method uses Company-owned vehicles and warehouses, but we increasingly shifted to alternative methods of distribution, or ARTM, during 2024 and continued to use ARTM during 2025. For example, in instances of post-mix delivery for use in fountain machines, we have shifted and continue to shift our delivery method towards alternative distributors in order to enhance profitability and customer service. We receive a fee from our brand partners on these post-mix gallons delivered to locally managed customers in our territories, which is recorded as a reduction to cost of sales.
In instances of bottle/can delivery, we have shifted certain products for certain customers and channels of business to ARTM. These ARTM include third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure. These bottle/can arrangements generally come with favorable commercial terms for the Company, and, because we have the exclusive distribution rights for nonalcoholic beverages within our franchise territories, we receive fees from our brand partners for the delivery of qualified product in our territories. These fees are reported in net sales but not our reported volume metrics.

During 2025, approximately two-thirds of our post-mix gallons and less than 10% of our bottle/can volume were delivered through ARTM.

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

Results of Operations

The Company’s results of operations for 2025 and 2024 are highlighted in the table below and discussed in the following paragraphs.

	Fiscal Year
(in thousands)	2025	2024	Change
Net sales	$7,228,055	$6,899,716	$328,339
Cost of sales	4,355,693	4,146,537	209,156
Gross profit	2,872,362	2,753,179	119,183
Selling, delivery and administrative expenses	1,921,706	1,832,829	88,877
Income from operations	950,656	920,350	30,306
Interest expense, net	42,678	1,848	40,830
Mark-to-market on acquisition related contingent consideration	131,901	59,166	72,735
Other expense, net	3,159	2,682	477
Income before taxes	772,918	856,654	(83,736)
Income tax expense	202,336	223,529	(21,193)
Net income	570,582	633,125	(62,543)
Other comprehensive (loss) income, net of tax	(7,890)	6,161	(14,051)
Comprehensive income	$562,692	$639,286	$(76,594)

Net Sales

Net sales increased $328.3 million, or 4.8%, to $7.23 billion in 2025, as compared to $6.90 billion in 2024. The largest driver of the increase in net sales was higher average bottle/can sales price per unit charged to retail customers, which increased net sales by approximately $215 million. Net sales was also positively impacted by shifts in product mix in 2025, as certain of the Company’s higher-priced brands, including energy, enhanced water and protein products, had strong sales during the period.

Net sales by product category were as follows:

	Fiscal Year
(in thousands)	2025	2024	% Change
Bottle/can sales:
Sparkling beverages	$4,249,847	$4,106,073	3.5%
Still beverages	2,362,873	2,227,243	6.1%
Total bottle/can sales	6,612,720	6,333,316	4.4%

Other sales:
Sales to other Coca‑Cola bottlers	383,658	345,586	11.0%
Post-mix sales and other	231,677	220,814	4.9%
Total other sales	615,335	566,400	8.6%

Total net sales	$7,228,055	$6,899,716	4.8%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Fiscal Year
(in thousands)	2025	2024	% Change
Bottle/can sales volume:
Sparkling beverages	266,749	266,686	—%
Still beverages	87,299	86,417	1.0%
Total bottle/can sales volume	354,048	353,103	0.3%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, respond to customer demands and increase profitability, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than through Company-owned vehicles and warehouses. As a result, these cases are not included in our 2025 or 2024 reported case sales volume.

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

Cost of sales increased $209.2 million, or 5.0%, to $4.36 billion in 2025, as compared to $4.15 billion in 2024. The increase in cost of sales was primarily driven by higher input costs, which increased cost of sales by approximately $135 million. Higher input costs included an increase in aluminum costs, which were impacted by elevated import tariffs during 2025. Cost of sales also increased due to shifts in product mix to higher cost Still products as compared to 2024.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Our brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territories. Certain of these marketing, advertising and other funding expenditures are made pursuant to annual arrangements. Total funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $209.5 million in 2025, as compared to $186.5 million in 2024.

Selling, Delivery and Administrative Expenses

SD&A expenses include the following: sales management labor costs, distribution costs resulting from transporting finished products from distribution centers to customer locations, distribution center overhead including depreciation expense, distribution center warehousing costs, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangible assets and administrative support labor and operating costs. Labor costs represent approximately two-thirds of total SD&A expenses on an annual basis.

SD&A expenses increased $88.9 million, or 4.8%, to $1.92 billion in 2025, as compared to $1.83 billion in 2024. The increase in SD&A expenses was primarily driven by an increase in labor and benefits costs related to annual wage adjustments, medical benefit trends and an additional investment in the base wages of our front-line teammates, which became effective beginning in the third quarter of 2025. SD&A expenses as a percentage of net sales was 26.6% in both 2025 and 2024.

Shipping and handling costs included in SD&A expenses were approximately $842 million in 2025 and approximately $806 million in 2024.

Interest Expense, Net

Interest expense, net increased $40.8 million to $42.7 million in 2025, as compared to $1.8 million in 2024. The increase in interest expense, net was primarily driven by higher average debt balances during 2025 as compared to 2024. In 2025, the Company had $102.9 million of interest expense and $60.2 million of interest income. In 2024, the Company had $62.0 million of interest expense and $60.2 million of interest income.

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

Mark-to-market on acquisition related contingent consideration was an increase of $131.9 million in 2025 and an increase of $59.2 million in 2024. During 2025, the $131.9 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by decreases in the WACC used to calculate the fair value of the liability and higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. During 2024, the $59.2 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by increases in the WACC used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net was $3.2 million in 2025 and $2.7 million in 2024.

Income Tax Expense

The Company’s effective income tax rate was 26.2% for 2025 and 26.1% for 2024. The Company’s income tax expense decreased $21.2 million, or 9.5%, to $202.3 million in 2025, as compared to $223.5 million in 2024. The increase in the effective income tax rate was primarily attributable to lower income before taxes.

Other Comprehensive (Loss) Income, Net of Tax

Other comprehensive (loss) income, net of tax was a loss of $7.9 million in 2025 and income of $6.2 million in 2024. The change was primarily related to changes in the actuarial assumptions related to the Company’s pension and postretirement plan liabilities.

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

As of December 31, 2025, the Company has two operating segments, each identified by its products and services. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The accounting policies of the Nonalcoholic Beverages operating segment are the same as those described in the summary of significant accounting policies presented in Note 1 to the consolidated financial statements. The additional operating segment, which includes the Red Classic subsidiaries, does not meet the quantitative threshold for separate reporting and, therefore, has been reported as “All Other.”

Previously, the Company had three operating segments, Nonalcoholic Beverages and two additional operating segments, which included Data Ventures, Inc. and the Red Classic subsidiaries. Since the two additional operating segments did not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, they were combined into “All Other.” As of December 31, 2025, the Data Ventures, Inc. operating segment was liquidated, dissolved and merged into the Nonalcoholic Beverages operating segment. For reporting purposes, all periods presented have been retroactively adjusted to reflect the liquidation and dissolution of the Data Ventures, Inc. operating segment within the “All Other” bucket and the merger of the Data Ventures, Inc. operating segment with the Nonalcoholic Beverages operating segment.

The CODM uses net sales, gross profit and income from operations in the annual budgeting and forecasting process. Monthly, the CODM considers budget-to-actual variances and current year to prior year variances for these profit measures when making strategic business decisions and allocating resources to Company operations.

The Company’s segment results are as follows:

	Fiscal Year 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$7,183,782	$325,969	$(281,696)	$7,228,055
Cost of goods sold	4,380,271	186,810	(211,388)	4,355,693
Gross profit	2,803,511	139,159	(70,308)	2,872,362
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,203,097	$50,542	$—	$1,253,639
Fleet costs(3)	99,135	31,216	—	130,351
Depreciation and amortization expense(4)	115,744	2,204	—	117,948
All other segment items(5)	460,370	29,706	(70,308)	419,768
Total selling, delivery and administrative expenses	1,878,346	113,668	(70,308)	1,921,706
Income from operations	$925,165	$25,491	$—	$950,656

Total depreciation and amortization expense(4)	$197,602	$20,928	$—	$218,530

	Fiscal Year 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$6,839,368	$342,892	$(282,544)	$6,899,716
Cost of goods sold	4,138,869	219,204	(211,536)	4,146,537
Gross profit	2,700,499	123,688	(71,008)	2,753,179
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,149,363	$50,668	$—	$1,200,031
Fleet costs(3)	103,444	31,475	—	134,919
Depreciation and amortization expense(4)	103,451	1,993	—	105,444
All other segment items(5)	437,014	26,429	(71,008)	392,435
Total selling, delivery and administrative expenses	1,793,272	110,565	(71,008)	1,832,829
Income from operations	$907,227	$13,123	$—	$920,350

Total depreciation and amortization expense(4)	$177,527	$16,264	$—	$193,791

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

The tables below reconcile reported results (GAAP) to comparable and adjusted results (non-GAAP). Results for 2025 include one fewer selling day compared to 2024. For comparison purposes, the estimated impact of the additional selling day in 2024 has been excluded from our comparable volume results. All share or per share amounts impacting the basic net income per share amounts have been retroactively adjusted to reflect the effects of the Stock Split (as defined below) executed by the Company during 2025. Refer to the discussion in “Liquidity and Capital Resources” below for further details related to the Stock Split.

	Fiscal Year
(in thousands)	2025	2024	Change
Standard physical case volume	354,048	353,103	0.3%
Volume related to extra day in fiscal period	—	(965)
Comparable standard physical case volume	354,048	352,138	0.5%

	Fiscal Year 2025
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,872,362	$1,921,706	$950,656	$772,918	$570,582	$6.82
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	131,901	99,190	1.18
Fair value adjustments for commodity derivative instruments(2)	(2,183)	(455)	(1,728)	(1,728)	(1,299)	(0.02)
Total reconciling items	(2,183)	(455)	(1,728)	130,173	97,891	1.16
Adjusted results (non-GAAP)	$2,870,179	$1,921,251	$948,928	$903,091	$668,473	$7.98

Adjusted percentage change versus 2024	4.2%	4.9%	3.0%

	Fiscal Year 2024
(in thousands, except per share data)	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,753,179	$1,832,829	$920,350	$856,654	$633,125	$7.01
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	59,166	44,493	0.49
Fair value adjustments for commodity derivative instruments(2)	728	(547)	1,275	1,275	959	0.01
Total reconciling items	728	(547)	1,275	60,441	45,452	0.50
Adjusted results (non-GAAP)	$2,753,907	$1,832,282	$921,625	$917,095	$678,577	$7.51

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

Financial Condition

Total assets decreased $1.01 billion to $4.30 billion on December 31, 2025, as compared to $5.31 billion on December 31, 2024. Net working capital, defined as current assets less current liabilities, was $298.0 million on December 31, 2025, which was a decrease of $936.1 million from December 31, 2024.

Significant changes in net working capital as of December 31, 2025 as compared to December 31, 2024 were as follows:

•A decrease in cash and cash equivalents of $853.9 million and a decrease in short-term investments of $301.2 million, primarily as a result of share repurchases and related fee payments totaling $2.61 billion, which were funded through cash on hand, liquidation of short-term investments and additional borrowings, as further discussed below. The Company also used cash to repay $350 million of senior bonds and to invest in capital expenditures totaling approximately $312 million. These decreases to cash were partially offset by the Company’s strong operating performance during 2025.
•A decrease in current portion of debt of $249.7 million due to the repayment of $350 million of senior bonds, net of issuance costs, which matured on November 25, 2025, offset by the reclassification to current portion of debt of $100 million of senior notes maturing on October 10, 2026.
•An increase in other accrued liabilities of $60.6 million, primarily as a result of accrued excise taxes on share repurchases of $28.0 million, an increase in the current portion of the liability related to the acquisition related contingent consideration and an increase in accrued insurance costs.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of December 31, 2025, the Company had $281.9 million in cash and cash equivalents. The Company’s cash equivalent balance at December 31, 2025 consisted predominantly of investments in money market funds. As of December 31, 2025, the Company did not have any short-term investments. Historically, short-term investments have consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the consolidated financial statements.

On November 7, 2025, the Company entered into the Repurchase Agreement with the Seller, an indirect wholly owned subsidiary of The Coca-Cola Company, The Coca‑Cola Company and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to which the Company agreed to purchase and the Seller agreed to sell all of the Seller’s shares of Common Stock for a cash payment in the aggregate amount of approximately $2.4 billion. The closing of the Repurchase also occurred on November 7, 2025. The Company funded the purchase price for the Repurchase with cash on hand and a term loan obtained under a certain bridge loan agreement (the “Bridge Facility”), as further discussed below.

Upon completion of the Repurchase, the 18,835,460 shares of Common Stock repurchased from the Seller were retired and recorded as a reduction to Common Stock at par value, with the excess of carrying value over par value recorded as a deduction from retained (deficit) earnings. As a result, the Company is in a deficit position as of December 31, 2025. This deficit position does not impact the Company’s ability to pay dividends.

In the third quarter of 2025, the Company retired 31,488,535 shares of Common Stock and 6,281,140 shares of Class B Common Stock included in treasury stock. The retired treasury stock had a carrying value of $162.6 million. The retirement of treasury stock was recorded as a reduction to Common Stock and Class B Common Stock at par value, with the excess of carrying value over par value recorded as a deduction from retained (deficit) earnings.

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

On August 20, 2024, the Company announced that its Board of Directors had approved a Share Repurchase Program under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. During 2025, the Company repurchased 1,778,081 shares of Common Stock under the Share Repurchase Program for an aggregate purchase price of $212.0 million, excluding fees and expenses related to the share repurchases. As of December 31, 2025, the total remaining share repurchase authorization was $136.3 million.

The Company’s debt as of December 31, 2025 and December 31, 2024 was as follows:

(in thousands)	Maturity Date	December 31, 2025	December 31, 2024
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	$—	$350,000
Senior notes(2)	10/10/2026	100,000	100,000
Term loan facility (the “Three-Year Term Loan Facility”)(3)	12/8/2028	900,000	—
Senior bonds (the “2029 Senior Bonds”)(4)	6/1/2029	700,000	700,000
Revolving credit facility(5)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Term loan facility (the “Five-Year Term Loan Facility”)(3)	12/6/2030	450,000	—
Senior bonds (the “2034 Senior Bonds”)(6)	6/1/2034	500,000	500,000
Unamortized discount on senior bonds(1)(4)(6)	Various	(1,201)	(1,482)
Debt issuance costs		(12,790)	(12,170)
Total debt		2,786,009	1,786,348
Less: Current portion of debt(1)(2)		100,000	349,699
Total long-term debt		$2,686,009	$1,436,649

(1)The 2025 Senior Bonds were issued at 99.975% of par. The 2025 Senior Bonds were fully repaid during the fourth quarter of 2025.
(2)As of December 31, 2025, the senior notes maturing in 2026 were classified as current portion of debt in the consolidated balance sheets.
(3)The Term Loan Facilities (as defined below) were issued in connection with the financing of the Repurchase, as further discussed above.
(4)The 2029 Senior Bonds were issued at 99.843% of par.
(5)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(6)The 2034 Senior Bonds were issued at 99.893% of par.

The Company entered into the Bridge Facility, dated as of November 7, 2025, providing for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $1.20 billion to fund the Repurchase. Also on November 7, 2025, the Company borrowed $1.20 billion under the Bridge Facility, the full amount available under the Bridge Facility.

On December 8, 2025, the Company entered into a term loan agreement, providing for (i) the Three-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $900 million, maturing on December 8, 2028, and (ii) the Five-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $450 million, maturing on December 6, 2030 (collectively, the “Term Loan Facilities”). Also on December 8, 2025, the Company borrowed $1.35 billion under the Term Loan Facilities, the full amount available under the Term Loan Facilities. In conjunction with the borrowings under the Term Loan Facilities, the Company modified and extinguished the Bridge Facility discussed above, fully repaying the $1.20 billion outstanding under the Bridge Facility through a net cash settlement with the lender.

Subsequent to the end of 2025, on February 9, 2026, the Company repaid $150 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including the Revolving Credit Facility and the Term Loan Facilities, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2025. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of December 31, 2025, the Company’s credit ratings and outlook for its debt were as follows:

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

We review supplier terms and conditions on an ongoing basis, and we have negotiated payment term extensions in recent years in connection with our efforts to improve cash flow and working capital. Separate from those term extension actions, the Company has an agreement with a third-party financial institution to facilitate a supply chain finance program (the “SCF program”), which allows qualifying suppliers to sell their receivables from the Company to the financial institution in order to negotiate shorter payment terms on their outstanding receivable arrangements. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program. See Note 13 to the consolidated financial statements for additional information related to the SCF program.

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Fiscal Year
(in thousands)	2025	2024
Beginning balance - Level 3 liability	$654,191	$669,337
Payments of acquisition related contingent consideration	(68,884)	(64,312)
Reclassification to current payables	700	(10,000)
Increase in fair value	131,901	59,166
Ending balance - Level 3 liability	$717,908	$654,191

Cash Sources and Uses

A summary of cash-based activity is as follows:

	Fiscal Year
(in thousands)	2025	2024
Cash Sources:
Proceeds from bridge loan	$1,200,000	$—
Proceeds from term loan facility upon modification	950,000	—
Net cash provided by operating activities(1)	931,904	876,357
Proceeds from the disposal of short-term investments	696,415	150,274
Proceeds from the sale of property, plant and equipment	6,594	569
Proceeds from bond issuance	—	1,200,000
Total cash sources	$3,784,913	$2,227,200

Cash Uses:
Payments related to share repurchases	$2,606,031	$625,654
Repayment of bridge loan upon extinguishment	800,000	—
Purchases of short-term investments	390,111	446,309
Repayment of senior bonds	350,000	—
Additions to property, plant and equipment	312,315	371,015
Cash dividends paid	86,673	185,635
Payments of acquisition related contingent consideration	68,884	64,312
Investment in equity method investees	19,600	15,720
Debt issuance fees	3,396	15,512
Payments on financing lease obligations	1,809	2,488
Total cash uses	$4,638,819	$1,726,645
Net (decrease) increase in cash and cash equivalents during period	$(853,906)	$500,555

(1)Net cash provided by operating activities in 2025 included net income tax payments of $196.6 million, net interest payments of $92.8 million and pension plan contributions of $5.0 million. Net cash provided by operating activities in 2024 included net income tax payments of $224.0 million, net interest payments of $56.1 million and pension plan contributions of $2.0 million.

Cash Flows From Operating Activities

During 2025, cash provided by operating activities was $931.9 million, which was an increase of $55.5 million as compared to 2024. The increase was primarily a result of our strong operating performance during 2025.

Cash Flows From Investing Activities

During 2025, cash used in investing activities was $19.0 million, which was a decrease of $663.2 million as compared to 2024. The Company had net proceeds from short-term investments of $306.3 million during 2025, as compared to net purchases of short-term investments of $296.0 million during 2024, representing a net change of approximately $602 million.

The decrease in cash used in investing activities was also partially a result of fewer additions to property, plant and equipment, which were $312.3 million during 2025 and $371.0 million during 2024. Additions to property, plant and equipment in 2024 included the purchase of the Company’s Nashville, Tennessee production facility for approximately $56 million. There were $33.2 million and $44.9 million of additions to property, plant and equipment accrued in accounts payable, trade as of December 31, 2025 and December 31, 2024, respectively.

The additions to property, plant and equipment reflect the Company’s continued focus on optimizing its supply chain and investing for future growth. The Company expects additions to property, plant and equipment in 2026 to be approximately $300 million.

Cash Flows From Financing Activities

During 2025, cash used in financing activities was $1.77 billion, as compared to cash provided by financing activities of $306.4 million during 2024, a change of $2.07 billion. The cash used in financing activities during 2025 was primarily related to share repurchases of $2.61 billion and dividend payments of $86.7 million, offset by net debt proceeds of $1.00 billion.

The Company had cash payments for acquisition related contingent consideration of $68.9 million during 2025 and $64.3 million during 2024. For the next five years (including in fiscal year 2026), the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

Material Contractual Obligations

The Company had a number of contractual obligations and commercial obligations as of December 31, 2025 that are material to an assessment of the Company’s short- and long-term cash requirements.

The Company has outstanding debt of $2.80 billion, $100.0 million of which is contractually due in fiscal year 2026 and classified as current debt on the consolidated balance sheets. The remaining interest payments on the Company’s debt obligations are $622.2 million determined in reference to the contractual terms of such debt, of which $138.7 million is due in fiscal year 2026. Several of the Company’s debt instruments have variable interest rates and, thus, are impacted by fluctuations in interest rates, which could cause changes in the amount of estimated interest payments reported above.

The Company’s acquisition related contingent consideration liability relates to acquisition related sub-bottling payments required in certain distribution territories under the CBA and totaled $717.9 million as of December 31, 2025. The future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally 40 years. The Company’s short-term portion of the acquisition related contingent consideration liability was $74.9 million as of December 31, 2025 and was included within other accrued liabilities in the consolidated balance sheets.

The Company is obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. Based on information available as of December 31, 2025, the Company estimates this purchase obligation to be $1.20 billion, of which an estimated $141 million of purchases is expected to occur in fiscal year 2026.

The Company has $137.7 million in total minimum operating lease obligations including interest, of which $28.5 million are due in fiscal year 2026. The Company has $1.9 million in total minimum financing lease obligations including interest, of which $0.6 million are due in fiscal year 2026.

As of December 31, 2025, the Company estimated obligations for its executive benefit plans to be $217.1 million, of which $40.6 million is expected to be paid in fiscal year 2026.

The Company provides postretirement benefits for employees meeting specified qualifying criteria. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. As of December 31, 2025, the Company had obligations related to its postretirement benefits plan of $73.7 million, of which $4.4 million is expected to be paid in fiscal year 2026.

The Company is a shareholder of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation has no minimum purchase requirements; however, purchases from Southeastern were $119.3 million during 2025 and are expected to remain material in future foreseeable periods. See Note 21 to the consolidated financial statements for additional information related to Southeastern.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2025, the future payments related to these contractual arrangements, which expire at various dates through 2035, amounted to $151.1 million, of which $37.6 million is expected to be paid in fiscal year 2026.

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

	Fiscal Year
(in thousands)	2025	2024
Decrease in cost of sales	$(2,002)	$(590)
Increase in SD&A expenses	1,443	2,647
Net impact	$(559)	$2,057

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment and other intangibles when events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair values of the long-lived assets. During 2025 and 2024, the Company did not identify any impairment triggers related to property, plant and equipment and other intangibles.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. The Company performed its annual impairment test of goodwill as of the first day of the fourth quarter during both 2025 and 2024 and determined there was no impairment of the carrying values of these assets. The Company has determined there has not been an interim impairment trigger since the first day of the fourth quarter of 2025 annual test date.

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

Pension and Postretirement Benefit Obligations

The Company sponsors a pension plan (the “Bargaining Plan”) for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes.

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

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Bargaining Plan was 5.92% in 2025 and 5.89% in 2024. The discount rate assumption is generally the estimate which can have the most significant impact on the projected benefit obligation and the net periodic pension cost for the Bargaining Plan. The Company determines an appropriate discount rate annually for the Bargaining Plan based on the Aon AA Above Median yield curve as of the measurement date and reviews the discount rate assumption at the end of each year. See Note 18 to the consolidated financial statements for additional information.

Pension costs for the Bargaining Plan were $3.2 million in 2025 and $3.7 million in 2024.

A 0.25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and the net periodic pension cost for the Bargaining Plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 31, 2025	$(2,024)	$2,156
Net periodic pension cost in 2025	(219)	178

The weighted average expected long-term rate of return of plan assets used in computing net periodic pension cost for the Bargaining Plan was 7.00% in both 2025 and 2024. These rates reflect an estimate of long-term future returns for the pension plan assets, and the estimate is primarily a function of the asset classes (equities versus fixed income) in which the Bargaining Plan assets are invested. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 18 to the consolidated financial statements for the details by asset type for the Bargaining Plan. The actual return on pension plan assets for the Bargaining Plan was a gain of 10.4% in 2025 and a gain of 3.7% in 2024.

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

The discount rate assumptions used to determine the postretirement benefit obligation are based on the annual yield on long-term corporate bonds as of the plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 5.41% in 2025 and 5.68% in 2024. The discount rate was derived using the Aon AA Above Median yield curve. Projected benefit payouts for the plan were matched to the Aon AA Above Median yield curve and an equivalent flat rate was derived.

A 0.25% increase or decrease in the discount rate assumption would have impacted the postretirement benefit obligation and the net periodic postretirement benefit cost for the Company’s postretirement healthcare plan as follows:

(in thousands)	0.25% Increase	0.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2025	$(1,576)	$1,639
Net periodic postretirement benefit cost in 2025	(133)	138

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation or uncertainty around tariffs) or disruption, unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients, recycling, sustainability, product safety and benefit programs, including SNAP; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or in our best interest and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our information technology systems or our effective response to technology failures or cyberattacks on our third-party service providers’, business partners’, customers’, suppliers’ or other third parties’ information technology systems; unfavorable changes in the general economy; changes in trade policies, including the imposition of, or increase in, tariffs on imported goods; the concentration risks among our customers and suppliers; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather, or the increased frequency of any such events due to climate change, and public expectations around combatting climate change; or legislative or regulatory responses to such change; and the risks discussed in “Item 1A. Risk Factors” of this report and elsewhere herein.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate volatility with regard to existing issuances of debt, including its revolving credit facility and the Term Loan Facilities. The Company had outstanding borrowings under the Term Loan Facilities in 2025 totaling $1.35 billion. Based on the Company’s variable rate debt outstanding as of December 31, 2025, we estimate a 1% increase in interest rates would increase annual interest expense by $13.5 million. As of December 31, 2024, the Company did not have any outstanding borrowings on variable rate debt and, as such, estimated a 1% increase in interest rates would have had no impact on interest expense.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its input costs, which predominately relate to our Sparkling products. The Company estimates a 10% increase in the market prices of its key commodities, including aluminum, PET resin and high-fructose corn syrup, and excluding concentrate, over the current market prices would cumulatively increase costs during the next 12 months by approximately $35 million to $40 million assuming no change in volume.

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $4 million as of December 31, 2025.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The annual rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 2.7% in 2025, 2.9% in 2024 and 3.4% in 2023. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 8.Financial Statements and Supplementary Data.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in thousands, except per share data)	2025	2024	2023
Net sales	$7,228,055	$6,899,716	$6,653,858
Cost of sales	4,355,693	4,146,537	4,055,147
Gross profit	2,872,362	2,753,179	2,598,711
Selling, delivery and administrative expenses	1,921,706	1,832,829	1,764,260
Income from operations	950,656	920,350	834,451
Interest expense (income), net	42,678	1,848	(918)
Mark-to-market on acquisition related contingent consideration	131,901	59,166	159,354
Pension plan settlement expense	—	—	112,796
Other expense, net	3,159	2,682	5,738
Income before taxes	772,918	856,654	557,481
Income tax expense	202,336	223,529	149,106
Net income	$570,582	$633,125	$408,375

Basic net income per share:
Common Stock	$6.82	$7.01	$4.36
Weighted average number of Common Stock shares outstanding	73,658	80,348	83,690

Class B Common Stock	$6.78	$6.95	$4.36
Weighted average number of Class B Common Stock shares outstanding	10,047	10,047	10,047

Diluted net income per share:
Common Stock	$6.81	$6.99	$4.35
Weighted average number of Common Stock shares outstanding – assuming dilution	83,807	90,524	93,923

Class B Common Stock	$6.76	$6.92	$4.34
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	10,149	10,176	10,233

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
(in thousands)	2025	2024	2023
Net income	$570,582	$633,125	$408,375

Other comprehensive (loss) income, net of tax:
Defined benefit plans reclassification including pension costs:
Actuarial gain	21	3,885	3,762
Prior service (costs) credits	(82)	12	8
Postretirement benefits reclassification including benefit costs:
Actuarial (loss) gain	(7,804)	2,239	(6,031)
Net change in unrealized gain/loss on short-term investments	(25)	25	—
Pension plan settlement	—	—	82,822
Other comprehensive (loss) income, net of tax	(7,890)	6,161	80,561
Comprehensive income	$562,692	$639,286	$488,936

See accompanying notes to consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$281,918	$1,135,824
Short-term investments	—	301,210
Accounts receivable, trade	585,777	567,653
Allowance for doubtful accounts	(11,176)	(14,674)
Accounts receivable from The Coca-Cola Company	70,197	89,871
Accounts receivable, other	54,889	40,692
Inventories	336,401	330,395
Prepaid expenses and other current assets	108,668	96,331
Total current assets	1,426,674	2,547,302
Property, plant and equipment, net	1,604,605	1,505,267
Right-of-use assets - operating leases	116,611	112,351
Leased property under financing leases, net	1,160	3,138
Other assets	216,428	181,048
Goodwill	165,903	165,903
Distribution agreements, net	767,360	792,252
Customer lists, net	4,257	5,878
Total assets	$4,302,998	$5,313,139

LIABILITIES AND (DEFICIT)/EQUITY
Current Liabilities:
Current portion of obligations under operating leases	$24,412	$23,257
Current portion of obligations under financing leases	556	2,685
Accounts payable, trade	359,107	334,878
Accounts payable to The Coca-Cola Company	182,446	187,271
Other accrued liabilities	307,237	246,687
Accrued compensation	154,899	168,692
Current portion of debt	100,000	349,699
Total current liabilities	1,128,657	1,313,169
Deferred income taxes	143,738	132,941
Pension and postretirement benefit obligations	69,298	58,502
Other liabilities	918,755	859,559
Noncurrent portion of obligations under operating leases	95,076	92,362
Noncurrent portion of obligations under financing leases	1,188	2,346
Long-term debt	2,686,009	1,436,649
Total liabilities	5,042,721	3,895,528
Commitments and Contingencies
(Deficit)/Equity:
Convertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none	—	—
Nonconvertible Preferred Stock, $100.00 par value: authorized - 50,000 shares; issued - none	—	—
Preferred Stock, $0.01 par value: authorized - 20,000,000 shares; issued - none	—	—
Common Stock, $1.00 par value: authorized - 300,000,000 shares; issued - 56,517,334 and 108,327,480 shares, respectively	56,517	108,327
Class B Common Stock, $1.00 par value: authorized - 100,000,000 shares; issued - 10,046,960 and 16,328,100 shares, respectively	10,047	16,328
Class C Common Stock, $1.00 par value: authorized - 20,000,000 shares; issued - none	—	—
Additional paid in capital	23,764	23,764
Retained (deficit) earnings	(824,046)	1,395,183
Accumulated other comprehensive (loss) income	(6,005)	1,885
Treasury stock, at cost: Common Stock - 0 and 31,196,605 shares, respectively	—	(127,467)
Treasury stock, at cost: Class B Common Stock - 0 and 6,281,140 shares, respectively	—	(409)
Total (deficit)/equity	(739,723)	1,417,611
Total liabilities and (deficit)/equity	$4,302,998	$5,313,139

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$570,582	$633,125	$408,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	195,081	170,343	153,472
Amortization of intangible assets and deferred proceeds, net	23,449	23,448	23,494
Fair value adjustment of acquisition related contingent consideration	131,901	59,166	159,354
Deferred income taxes	13,704	2,529	(49,021)
Amortization of debt costs	3,346	2,310	991
Loss on sale of property, plant and equipment	644	3,168	7,181
Pension plan settlement expense	—	—	112,796
Change in current assets less current liabilities	10,551	(3,774)	29,138
Change in other noncurrent assets	7,054	8,904	12,708
Change in other noncurrent liabilities	(24,408)	(22,862)	(47,798)
Total adjustments	361,322	243,232	402,315
Net cash provided by operating activities	$931,904	$876,357	$810,690

Cash Flows from Investing Activities:
Proceeds from the disposal of short-term investments	$696,415	$150,274	$—
Purchases of short-term investments	(390,111)	(446,309)	—
Additions to property, plant and equipment	(312,315)	(371,015)	(282,304)
Investment in equity method investees	(19,600)	(15,720)	(13,741)
Proceeds from the sale of property, plant and equipment	6,594	569	695
Net cash used in investing activities	$(19,017)	$(682,201)	$(295,350)

Cash Flows from Financing Activities:
Payments related to share repurchases	$(2,606,031)	$(625,654)	$—
Proceeds from bridge loan	1,200,000	—	—
Proceeds from term loan facility upon modification	950,000	—	—
Repayment of bridge loan upon extinguishment	(800,000)	—	—
Repayment of senior bonds	(350,000)	—	—
Cash dividends paid	(86,673)	(185,635)	(46,868)
Payments of acquisition related contingent consideration	(68,884)	(64,312)	(28,208)
Debt issuance fees	(3,396)	(15,512)	(340)
Payments on financing lease obligations	(1,809)	(2,488)	(2,303)
Proceeds from bond issuance	—	1,200,000	—
Net cash (used in) provided by financing activities	$(1,766,793)	$306,399	$(77,719)

Net (decrease) increase in cash and cash equivalents	$(853,906)	$500,555	$437,621
Cash and cash equivalents at beginning of year	1,135,824	635,269	197,648
Cash and cash equivalents at end of year	$281,918	$1,135,824	$635,269

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity (Deficit)
Balance on December 31, 2022	$114,314	$16,328	$18,375	$1,112,462	$(84,837)	$(60,845)	$(409)	$1,115,388
Net income	—	—	—	408,375	—	—	—	408,375
Other comprehensive income, net of tax	—	—	—	—	80,561	—	—	80,561
Dividends declared:
Common Stock ($1.80 per share)	—	—	—	(150,642)	—	—	—	(150,642)
Class B Common Stock ($1.80 per share)	—	—	—	(18,084)	—	—	—	(18,084)
Balance on December 31, 2023	$114,314	$16,328	$18,375	$1,352,111	$(4,276)	$(60,845)	$(409)	$1,435,598
Net income	—	—	—	633,125	—	—	—	633,125
Other comprehensive income, net of tax	—	—	—	—	6,161	—	—	6,161
Dividends declared:
Common Stock ($0.35 per share)	—	—	—	(27,452)	—	—	—	(27,452)
Class B Common Stock ($0.35 per share)	—	—	—	(3,517)	—	—	—	(3,517)
Share repurchases(1)	(5,987)	—	5,389	(559,084)	—	(66,622)	—	(626,304)
Balance on December 31, 2024	$108,327	$16,328	$23,764	$1,395,183	$1,885	$(127,467)	$(409)	$1,417,611
Net income	—	—	—	570,582	—	—	—	570,582
Other comprehensive loss, net of tax	—	—	—	—	(7,890)	—	—	(7,890)
Dividends declared:
Common Stock ($1.00 per share)	—	—	—	(76,625)	—	—	—	(76,625)
Class B Common Stock ($1.00 per share)	—	—	—	(10,048)	—	—	—	(10,048)
Share repurchases(2)	(20,322)	—	—	(2,578,276)	—	(34,755)	—	(2,633,353)
Retirement of Treasury Stock	(31,488)	(6,281)	—	(124,862)	—	162,222	409	—
Balance on December 31, 2025	$56,517	$10,047	$23,764	$(824,046)	$(6,005)	$—	$—	$(739,723)

(1)The share repurchases relate to shares repurchased in a tender offer and a separate share repurchase transaction with a subsidiary of The Coca‑Cola Company, as well as shares repurchased under a separate share repurchase program approved by the Board of Directors (as discussed in Note 5).
(2)The share repurchases relate to the Repurchase (as defined in Note 2), as well as shares repurchased under a separate share repurchase program approved by the Board of Directors (as discussed in Note 5).

See accompanying notes to consolidated financial statements.

COCA-COLA CONSOLIDATED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Summary of Critical Accounting Policies

Description of Business

Coca‑Cola Consolidated, Inc. (the “Company”) distributes, markets and manufactures nonalcoholic beverages, primarily products of The Coca‑Cola Company, and is the largest Coca‑Cola bottler in the United States. Approximately 85% of the Company’s total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company also distributes products for several other beverage companies, including Monster Energy Company and Keurig Dr Pepper Inc.

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

The Company manages its business on the basis of two operating segments. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The additional operating segment, which includes the Red Classic subsidiaries, does not meet the quantitative threshold for separate reporting, and, therefore, has been reported as “All Other.”

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense for internal use software, which is included in depreciation expense, was $1.1 million in 2025, $1.0 million in 2024 and $1.7 million in 2023.

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

During 2025, 2024 and 2023, the Company performed its annual impairment test of goodwill and determined there was no impairment of the carrying values of these assets.

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

Pension and Postretirement Benefit Plans

The Company sponsors a pension plan (the “Bargaining Plan”) for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company also sponsors a postretirement healthcare plan for employees meeting specified qualifying criteria.

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

Marketing and Other Funding Support

The Company receives marketing funding support payments in cash from The Coca‑Cola Company and other beverage companies. The Company’s brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territories. Payments to the Company for marketing and other funding programs to promote bottle/can sales volume and fountain syrup sales volume are recognized as a reduction to cost of sales, primarily on a per unit basis, as the product is sold. Payments for periodic programs are recognized in the period during which they are earned.

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

Each share of Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 20 votes per share at all meetings of the Company’s stockholders. Except as otherwise required by law, holders of the Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result, the holders of the Class B Common Stock control approximately 78% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. In the event of liquidation, there is no preference between the two classes of common stock.

Treasury Stock Retirement

In the third quarter of 2025, the Company retired 31,488,535 shares of Common Stock and 6,281,140 shares of Class B Common Stock included in treasury stock. The retired treasury stock had a carrying value of $162.6 million. The retirement of treasury stock was recorded as a reduction to Common Stock and Class B Common Stock at par value, with the excess of carrying value over par value recorded as a deduction from retained (deficit) earnings. Subsequent to the retirement of the above treasury shares in the third quarter of 2025, all additional shares of the Company’s Common Stock that were repurchased during 2025 were immediately retired.

Stock Split

On March 4, 2025, the Company announced that its Board of Directors had approved a 10-for-1 forward stock split (the “Stock Split”) of Common Stock and Class B Common Stock. The Stock Split was effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment also effected a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment obtained stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which took place on May 13, 2025. Each stockholder of record as of the close of business on May 16, 2025 received nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on May 23, 2025. Trading began on a split-adjusted basis on May 27, 2025. The par value per share of Common Stock and Class B Common Stock remains unchanged. Accordingly, an amount equal to the par value of the additional shares issued in the Stock Split was reclassified from additional paid-in capital to Common Stock and Class B Common Stock in the Company’s consolidated financial statements. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.

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

The Company’s Board of Directors has declared, and the Company has paid, dividends on the Common Stock and the Class B Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994. Dividends paid per share on both the Common Stock and the Class B Common Stock were $1.00 per share in 2025, $2.00 per share in 2024 and $0.50 per share in 2023. Total cash dividends paid were $86.7 million in 2025, $185.6 million in 2024 and $46.9 million in 2023.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold, and specific disaggregation of income taxes paid and tax expense. The amendment is effective for fiscal years beginning after December 15, 2024. The Company conformed to ASU 2023-09, effective December 31, 2025, using a retrospective approach and included the required disclosures in the income tax notes within the consolidated financial statements. The standard update did not affect the Company’s operating results.

Recently Issued Accounting Pronouncements

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

2.Related Party Transactions

J. Frank Harrison, III

As of December 31, 2025, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 10,043,940 shares of Class B Common Stock, which represented approximately 78% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis.

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

On November 7, 2025, the Company entered into a purchase agreement (“the Repurchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc. (the “Seller”), an indirect wholly owned subsidiary of The Coca‑Cola Company, The Coca‑Cola Company and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to which the Company agreed to purchase and the Seller agreed to sell all of the Seller’s shares of Common Stock for a cash payment in the aggregate amount of approximately $2.4 billion (the “Repurchase”). The closing of the Repurchase also occurred on November 7, 2025. The Company funded the purchase price for the Repurchase with cash on hand and a term loan obtained under a certain bridge loan agreement (the “Bridge Facility”), as further discussed in Note 20.

As a result of the Repurchase, The Coca‑Cola Company does not own any shares of Common Stock or Class B Common Stock. The Coca‑Cola Company no longer has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors in the Company’s annual proxy statement.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Fiscal Year
(in thousands)	2025	2024	2023
Payments made by the Company to The Coca-Cola Company(1)	$2,263,965	$2,109,748	$2,019,409
Payments made by The Coca-Cola Company to the Company	382,017	274,322	253,972

(1)This excludes acquisition related sub-bottling payments made by the Company to CCR, a wholly owned subsidiary of The Coca‑Cola Company, as well as the payment made in connection with the Repurchase (as further discussed above).

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

Acquisition related sub-bottling payments to CCR were $68.9 million in 2025, $64.3 million in 2024 and $28.2 million in 2023. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub‑bottling payments to CCR:

(in thousands)	December 31, 2025	December 31, 2024
Current portion of acquisition related contingent consideration	$74,938	$63,982
Noncurrent portion of acquisition related contingent consideration	642,970	590,209
Total acquisition related contingent consideration	$717,908	$654,191

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the consolidated balance sheets, was $21.3 million as of December 31, 2025 and $20.9 million as of December 31, 2024.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the consolidated balance sheets, was $35.0 million as of December 31, 2025 and $25.3 million as of December 31, 2024. The Company also guarantees a portion of SAC’s debt. As of both December 31, 2025 and December 31, 2024, the Company was not required to guarantee any of SAC’s debt. See Note 21 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the consolidated statements of operations, were $9.8 million in 2025, $9.5 million in 2024 and $9.3 million in 2023.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $17.3 million on December 31, 2025 and $14.5 million on December 31, 2024, which were classified as accounts receivable, other in the consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

In addition, the Company pays an administrative fee to CCBSS for its services. The Company incurred administrative fees to CCBSS of $2.9 million in 2025 and $2.8 million in both 2024 and 2023, which were classified as SD&A expenses in the consolidated statements of operations.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the consolidated balance sheets, was $30.2 million as of December 31, 2025 and $27.5 million as of December 31, 2024.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $25.7 million in 2025, $26.7 million in 2024 and $27.5 million in 2023, which were classified as SD&A expenses in the consolidated statements of operations.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and each of Morgan H. Everett, Vice Chair of the Company’s Board of Directors, and the spouse of Ellison C. Glenn, the Company’s Chief Sales and Service Officer, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. The principal balance outstanding under this lease was $15.9 million on December 31, 2025 and $19.3 million on December 31, 2024. Rental payments for this lease were $4.1 million in 2025, $4.0 million in 2024 and $3.9 million in 2023.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in SD&A expenses in the consolidated statements of operations, was $10.7 million in 2025, $10.5 million in 2024 and $10.3 million in 2023.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time. Point in time sales accounted for approximately 99% of the Company’s net sales in 2025 and approximately 98% of the Company’s net sales in both 2024 and 2023.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Fiscal Year
(in thousands)	2025	2024	2023
Point in time net sales:
Nonalcoholic Beverages - point in time	$7,126,304	$6,781,744	$6,510,155
Total point in time net sales	$7,126,304	$6,781,744	$6,510,155

Over time net sales:
Nonalcoholic Beverages - over time(1)	$57,478	$57,624	$52,817
All Other - over time(1)	44,273	60,348	90,886
Total over time net sales	$101,751	$117,972	$143,703

Total net sales	$7,228,055	$6,899,716	$6,653,858

(1)Due to the liquidation and dissolution of the Data Ventures, Inc. operating segment as of December 31, 2025 (as discussed in Note 4), these figures have been retroactively adjusted for all periods presented to reflect the liquidation and dissolution of the Data Ventures, Inc. operating segment within the “All Other - over time” bucket and the merger of the Data Ventures, Inc. operating segment with the Nonalcoholic Beverages operating segment.

The Company’s allowance for doubtful accounts in the consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $6.0 million as of December 31, 2025 and $5.2 million as of December 31, 2024.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during 2025, 2024 and 2023:

	Fiscal Year
(in thousands)	2025	2024	2023
Beginning balance - allowance for credit losses	$9,524	$11,560	$13,119
Additions charged to expenses and as a reduction to net sales	3,215	3,080	2,639
Deductions	(7,513)	(5,116)	(4,198)
Ending balance - allowance for credit losses	$5,226	$9,524	$11,560

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

As of December 31, 2025, the Company has two operating segments, each identified by its unique products and services. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The accounting policies of the Nonalcoholic Beverages operating segment are the same as those described in the summary of significant accounting policies presented in Note 1. The additional operating segment, which includes the Red Classic subsidiaries, does not meet the quantitative threshold for separate reporting and, therefore, has been reported as “All Other.”

Previously, the Company had three operating segments, Nonalcoholic Beverages and two additional operating segments, which included Data Ventures, Inc. and the Red Classic subsidiaries. Since the two additional operating segments did not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, they were combined into “All Other.” As of December 31, 2025, the Data Ventures, Inc. operating segment was liquidated, dissolved and merged into the Nonalcoholic Beverages operating segment. For reporting purposes, all periods presented have been retroactively adjusted to reflect the dissolution of the Data Ventures, Inc. operating segment within the “All Other” bucket and the merger of the Data Ventures, Inc. operating segment with the Nonalcoholic Beverages operating segment.

The CODM uses net sales, gross profit and income from operations in the annual budgeting and forecasting process. Monthly, the CODM considers budget-to-actual variances and current year to prior year variances for these profit measures when making strategic business decisions and allocating resources to Company operations.

The Company’s segment results are as follows:

	Fiscal Year 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$7,183,782	$325,969	$(281,696)	$7,228,055
Cost of goods sold	4,380,271	186,810	(211,388)	4,355,693
Gross profit	2,803,511	139,159	(70,308)	2,872,362
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,203,097	$50,542	$—	$1,253,639
Fleet costs(3)	99,135	31,216	—	130,351
Depreciation and amortization expense(4)	115,744	2,204	—	117,948
All other segment items(5)	460,370	29,706	(70,308)	419,768
Total selling, delivery and administrative expenses	1,878,346	113,668	(70,308)	1,921,706
Income from operations	$925,165	$25,491	$—	$950,656

Total depreciation and amortization expense(4)	$197,602	$20,928	$—	$218,530

	Fiscal Year 2024
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$6,839,368	$342,892	$(282,544)	$6,899,716
Cost of goods sold	4,138,869	219,204	(211,536)	4,146,537
Gross profit	2,700,499	123,688	(71,008)	2,753,179
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,149,363	$50,668	$—	$1,200,031
Fleet costs(3)	103,444	31,475	—	134,919
Depreciation and amortization expense(4)	103,451	1,993	—	105,444
All other segment items(5)	437,014	26,429	(71,008)	392,435
Total selling, delivery and administrative expenses	1,793,272	110,565	(71,008)	1,832,829
Income from operations	$907,227	$13,123	$—	$920,350

Total depreciation and amortization expense(4)	$177,527	$16,264	$—	$193,791

	Fiscal Year 2023
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$6,562,972	$367,422	$(276,536)	$6,653,858
Cost of goods sold	3,999,292	263,307	(207,452)	4,055,147
Gross profit	2,563,680	104,115	(69,084)	2,598,711
Selling, delivery and administrative expenses:
Payroll costs(2)	$1,097,684	$53,894	$—	$1,151,578
Fleet costs(3)	106,235	32,945	—	139,180
Depreciation and amortization expense(4)	95,330	2,104	—	97,434
All other segment items(5)	422,939	22,213	(69,084)	376,068
Total selling, delivery and administrative expenses	1,722,188	111,156	(69,084)	1,764,260
Income from operations	$841,492	$(7,041)	$—	$834,451

Total depreciation and amortization expense(4)	$164,494	$12,472	$—	$176,966

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

	Fiscal Year
(in thousands, except per share data)	2025	2024	2023
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$570,582	$633,125	$408,375
Less dividends:
Common Stock	76,625	165,541	41,844
Class B Common Stock	10,048	20,094	5,024
Total undistributed earnings	$483,909	$447,490	$361,507

Common Stock undistributed earnings – basic	$425,826	$397,753	$322,760
Class B Common Stock undistributed earnings – basic	58,083	49,737	38,747
Total undistributed earnings – basic	$483,909	$447,490	$361,507

Common Stock undistributed earnings – diluted	$425,308	$397,187	$322,120
Class B Common Stock undistributed earnings – diluted	58,601	50,303	39,387
Total undistributed earnings – diluted	$483,909	$447,490	$361,507

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$76,625	$165,541	$41,844
Common Stock undistributed earnings – basic	425,826	397,753	322,760
Numerator for basic net income per Common Stock share	$502,451	$563,294	$364,604

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$10,048	$20,094	$5,024
Class B Common Stock undistributed earnings – basic	58,083	49,737	38,747
Numerator for basic net income per Class B Common Stock share	$68,131	$69,831	$43,771

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$76,625	$165,541	$41,844
Dividends on Class B Common Stock assumed converted to Common Stock	10,048	20,094	5,024
Common Stock undistributed earnings – diluted	483,909	447,490	361,507
Numerator for diluted net income per Common Stock share	$570,582	$633,125	$408,375

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$10,048	$20,094	$5,024
Class B Common Stock undistributed earnings – diluted	58,601	50,303	39,387
Numerator for diluted net income per Class B Common Stock share	$68,649	$70,397	$44,411

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	73,658	80,348	83,690
Class B Common Stock weighted average shares outstanding – basic	10,047	10,047	10,047

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	83,807	90,524	93,923
Class B Common Stock weighted average shares outstanding – diluted	10,149	10,176	10,233

	Fiscal Year
(in thousands, except per share data)	2025	2024	2023
Basic net income per share:
Common Stock	$6.82	$7.01	$4.36
Class B Common Stock	$6.78	$6.95	$4.36

Diluted net income per share:
Common Stock	$6.81	$6.99	$4.35
Class B Common Stock	$6.76	$6.92	$4.34

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
(6)On November 7, 2025, the Company entered into the Repurchase Agreement with the Seller, The Coca-Cola Company and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to which the Company agreed to purchase and the Seller agreed to sell all 18,835,460 of the Seller’s shares of Common Stock.
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
(8)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The share repurchase authorization is discretionary and has no expiration date. There were 1,778,081 shares of Common Stock repurchased under the Share Repurchase Program during 2025. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details related to the Share Repurchase Program.

6.Short-Term Investments

Short-term investments that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Short-term investments that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. Realized gains and losses on available-for-sale investments are included in net income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the consolidated balance sheet as a component of accumulated other comprehensive (loss) income.

As of December 31, 2025, the Company did not have any short-term investments. As of December 31, 2024, all of the Company’s short-term investments were classified as available-for-sale and had weighted average maturities of less than one year. The Company did not identify any other-than-temporary impairment on its available-for-sale investments during 2025 or 2024.

As of December 31, 2024, the Company’s available-for-sale investments consisted of the following cost, unrealized positions and estimated fair value, disaggregated by class of instrument:

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Estimated Fair Value
U.S. Treasury securities	$178,016	$67	$(44)	$178,039
Corporate bonds	103,970	77	(78)	103,969
Commercial paper instruments	17,657	6	—	17,663
Asset-backed securities	1,534	5	—	1,539
Total short-term investments	$301,177	$155	$(122)	$301,210

The sale and/or maturity of available-for-sale investments resulted in the following realized activity during 2025 and 2024:

(in thousands)	2025	2024
Gross realized gains	$69	$—
Gross realized losses	(57)	—
Proceeds	696,415	150,274

7.Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Finished products	$218,380	$203,373
Manufacturing materials	73,825	84,096
Plastic shells, plastic pallets and other inventories	44,196	42,926
Total inventories	$336,401	$330,395

8.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Repair parts	$35,109	$34,465
Prepaid taxes	19,952	12,119
Prepaid software	11,940	8,616
Prepaid marketing	5,545	5,142
Commodity hedges at fair market value	4,242	2,472
Other prepaid expenses and other current assets	31,880	33,517
Total prepaid expenses and other current assets	$108,668	$96,331

9.Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2025	December 31, 2024	Estimated Useful Lives
Land	$138,309	$132,543
Buildings	534,167	493,810	8-50 years
Machinery and equipment	663,064	563,834	5-20 years
Transportation equipment	743,325	682,263	3-20 years
Furniture and fixtures	110,819	113,156	3-10 years
Cold drink dispensing equipment	466,537	456,984	3-17 years
Leasehold and land improvements	217,833	192,282	5-20 years
Software for internal use	23,567	50,293	3-10 years
Construction in progress	53,307	77,707
Total property, plant and equipment, at cost	2,950,928	2,762,872
Less: Accumulated depreciation and amortization	1,346,323	1,257,605
Property, plant and equipment, net	$1,604,605	$1,505,267

During 2025, 2024 and 2023, the Company performed periodic reviews of property, plant and equipment and determined no material impairment existed.

10.Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	6.4 years	6.4 years
Financing leases	4.1 years	2.9 years
Weighted average discount rate:
Operating leases	4.4%	4.1%
Financing leases	4.8%	5.2%

Following is a summary of the Company’s leases within the consolidated statements of operations:

	Fiscal Year
(in thousands)	2025	2024	2023
Operating lease costs	$27,579	$29,616	$32,959
Short-term and variable leases	7,952	12,816	15,995
Depreciation expense from financing leases	1,051	1,647	1,646
Interest expense on financing lease obligations	156	321	447
Total lease cost	$36,738	$44,400	$51,047

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2025:

(in thousands)	Operating Leases	Financing Leases
2026	$28,530	$627
2027	24,969	338
2028	20,403	345
2029	19,095	352
2030	11,447	268
Thereafter	33,290	—
Total minimum lease payments including interest	$137,734	$1,930
Less: Amounts representing interest	18,246	186
Present value of minimum lease principal payments	119,488	1,744
Less: Current portion of lease liabilities - operating and financing leases	24,412	556
Noncurrent portion of lease liabilities - operating and financing leases	$95,076	$1,188

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2024:

(in thousands)	Operating Leases	Financing Leases
2025	$26,799	$2,869
2026	24,578	1,233
2027	21,101	338
2028	16,427	345
2029	15,046	352
Thereafter	27,482	268
Total minimum lease payments including interest	$131,433	$5,405
Less: Amounts representing interest	15,814	374
Present value of minimum lease principal payments	115,619	5,031
Less: Current portion of lease liabilities - operating and financing leases	23,257	2,685
Noncurrent portion of lease liabilities - operating and financing leases	$92,362	$2,346

Following is a summary of the Company’s leases within the consolidated statements of cash flows:

	Fiscal Year
(in thousands)	2025	2024	2023
Cash flows from operating activities impact:
Operating leases	$28,522	$32,102	$33,013
Interest payments on financing lease obligations	156	321	447
Total cash flows from operating activities impact	$28,678	$32,423	$33,460

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$1,809	$2,488	$2,303
Total cash flows from financing activities impact	$1,809	$2,488	$2,303
11.Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	222,831	197,939
Distribution agreements, net	$767,360	$792,252

Assuming no impairment of distribution agreements, net, amortization expense in future years based upon recorded amounts as of December 31, 2025 will be $24.8 million, on average, for each fiscal year 2026 through 2030.

12.Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	21,031	19,410
Customer lists, net	$4,257	$5,878

Assuming no impairment of customer lists, net, amortization expense in future years based upon recorded amounts as of December 31, 2025 will be as follows for each fiscal year 2026 through 2030:

(in thousands)	Amortization expense
2026	$1,578
2027	1,293
2028	1,002
2029	384
2030	—

13.Supply Chain Finance Program

The Company has an agreement with a third-party financial institution to facilitate a supply chain finance program (the “SCF program”), which allows qualifying suppliers to sell their receivables from the Company to the financial institution. The participating suppliers negotiate their outstanding receivable arrangements and associated fees directly with the financial institution, and the Company is not party to those agreements. Once a qualifying supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices it sells to the financial institution. Suppliers participating in the SCF program may sell their invoices to the financial institution for payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. Our current payment terms with most of our suppliers are 90 days. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program.

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the consolidated balance sheets were $66.6 million as of December 31, 2025 and $52.2 million as of December 31, 2024.

The following table is a rollforward of the Company’s outstanding obligations confirmed as valid under the SCF program for 2025 and 2024:

	Fiscal Year
(in thousands)	2025	2024
Confirmed obligations outstanding at the beginning of the year	$52,167	$55,105
Invoices confirmed during the year	262,818	230,346
Confirmed invoices paid during the year	(248,415)	(233,284)
Confirmed obligations outstanding at the end of the year	$66,570	$52,167

14.Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Current portion of acquisition related contingent consideration	$74,938	$63,982
Accrued insurance costs	68,181	58,040
Accrued marketing costs	62,467	55,879
Employee and retiree benefit plan accruals	35,308	33,446
Accrued excise taxes related to share repurchases	27,972	650
Accrued interest payable	10,558	7,611
Accrued taxes (other than income taxes)	6,485	6,821
All other accrued expenses	21,328	20,258
Total other accrued liabilities	$307,237	$246,687

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

	Fiscal Year
(in thousands)	2025	2024	2023
Cost of sales	$2,183	$(728)	$1,220
Selling, delivery and administrative expenses	(455)	(547)	(2,281)
Total gain (loss)	$1,728	$(1,275)	$(1,061)

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

(in thousands)	December 31, 2025	December 31, 2024
Assets:
Prepaid expenses and other current assets	$4,242	$2,472
Total assets	$4,242	$2,472

Liabilities:
Other accrued liabilities	$42	$—
Total liabilities	$42	$—

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the consolidated balance sheets:

(in thousands)	December 31, 2025	December 31, 2024
Gross commodity derivative instrument assets	$4,994	$2,472
Gross commodity derivative instrument liabilities	794	—

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	December 31, 2025	December 31, 2024
Notional amount of outstanding commodity derivative instruments	$12,714	$50,928
Latest maturity date of outstanding commodity derivative instruments	December 2026	December 2025

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, short-term investments, pension plan assets, commodity derivative instruments, debt and acquisition related contingent consideration:

	December 31, 2025
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$95,195	$95,195	$95,195	$—	$—
Pension plan assets	58,536	58,536	41,304	17,232	—
Commodity derivative instruments	4,242	4,242	—	4,242	—
Liabilities:
Deferred compensation plan liabilities	95,195	95,195	95,195	—	—
Debt	2,786,009	2,848,500	—	2,848,500	—
Acquisition related contingent consideration	717,908	717,908	—	—	717,908
Commodity derivative instruments	42	42	—	42	—

	December 31, 2024
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$81,123	$81,123	$81,123	$—	$—
Short-term investments	301,210	301,210	283,547	17,663
Pension plan assets	49,617	49,617	34,655	14,962	—
Commodity derivative instruments	2,472	2,472	—	2,472	—
Liabilities:
Deferred compensation plan liabilities	81,123	81,123	81,123	—	—
Debt	1,786,348	1,803,500	—	1,803,500	—
Acquisition related contingent consideration	654,191	654,191	—	—	654,191

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Fiscal Year
(in thousands)	2025	2024
Beginning balance - Level 3 liability	$654,191	$669,337
Payments of acquisition related contingent consideration	(68,884)	(64,312)
Reclassification to current payables	700	(10,000)
Increase in fair value	131,901	59,166
Ending balance - Level 3 liability	$717,908	$654,191

As of December 31, 2025 and December 31, 2024, a WACC of 8.5% and 9.3%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability in 2025 was primarily driven by decreases in the WACC used to calculate the fair value of the liability and higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the consolidated statement of operations for 2025.

For the next five years (including in fiscal year 2026), the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $80 million.

17.Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision (benefit) represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes:

	Fiscal Year
(in thousands)	2025	2024	2023
Current:
Federal	$149,255	$179,019	$158,475
State	39,377	41,981	39,652
Total current provision	$188,632	$221,000	$198,127

Deferred:
Federal	$12,430	$958	$(40,658)
State	1,274	1,571	(8,363)
Total deferred provision (benefit)	$13,704	$2,529	$(49,021)

Income tax expense	$202,336	$223,529	$149,106

The Company’s effective income tax rate was 26.2% for 2025, 26.1% for 2024 and 26.7% for 2023. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense:

	Fiscal Year
	2025		2024		2023
(in thousands)	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income	Income tax expense	% pre-tax income
U.S. federal statutory expense	$162,312	21.0%	$179,898	21.0%	$117,071	21.0%
State income taxes, net of federal benefit(1)	30,188	4.0	32,638	3.8	21,494	3.9
Nontaxable/nondeductible items	10,047	1.3	10,494	1.2	11,290	2.0
Changes in valuation allowance	168	—	1,414	0.2	701	0.1
Adjustment for uncertain tax positions	70	—	55	—	52	—
Other, net	126	—	215	—	(257)	(0.1)
Tax credits	(575)	(0.1)	(1,185)	(0.1)	(1,245)	(0.2)
Income tax expense	$202,336	26.2%	$223,529	26.1%	$149,106	26.7%

(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include Indiana, Maryland, Virginia and Tennessee for fiscal years 2025, 2024 and 2023.

Total cash income taxes paid in 2025 was $196.6 million, of which $155.0 million related to federal tax and $41.6 million related to state and local tax jurisdictions. Total cash income taxes paid in 2024 was $224.0 million, of which $180.0 million related to federal tax and $44.0 related to state and local tax jurisdictions. Total cash income taxes paid in 2023 was $200.8 million, of which $162.0 million related to federal tax and $38.8 million related to state and local tax jurisdictions. For 2025, 2024 and 2023, no cash taxes paid to any individual state or local jurisdiction met or exceeded 5% of total cash income taxes paid.

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During 2025, 2024 and 2023, the interest and penalties related to uncertain tax positions recognized in income tax expense were not material. In addition, the amount of interest and penalties accrued at December 31, 2025 and December 31, 2024 were not material.

The Company had uncertain tax positions, including accrued interest, of $0.5 million on December 31, 2025 and $0.4 million on December 31, 2024, all of which would affect the Company’s effective income tax rate if recognized.

A reconciliation of uncertain tax positions, excluding accrued interest, is as follows:

	Fiscal Year
(in thousands)	2025	2024	2023
Beginning balance - gross uncertain tax positions	$374	$330	$285
Increase as a result of tax positions taken in the current year	120	105	105
Reduction as a result of the expiration of the applicable statute of limitations	(61)	(61)	(60)
Ending balance - gross uncertain tax positions	$433	$374	$330

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Acquisition related contingent consideration	$176,850	$160,120
Deferred compensation	39,364	34,308
Accrued liabilities	35,285	35,912
Operating lease liabilities	29,435	28,299
Deferred revenue	25,195	25,474
Postretirement benefits	16,114	13,179
Transactional costs	2,253	2,670
Net operating loss carryforwards	564	754
Financing lease agreements	—	287
Other	—	956
Deferred income tax assets	$325,060	$301,959
Less: Valuation allowance for deferred tax assets	5,715	5,535
Net deferred income tax asset	$319,345	$296,424

Depreciation	$(245,739)	$(212,926)
Intangible assets	(165,413)	(167,428)
Right-of-use assets - operating leases	(28,726)	(27,499)
Prepaid expenses	(10,399)	(9,784)
Inventory	(7,169)	(8,547)
Patronage dividend	(2,728)	(3,181)
Other	(2,909)	—
Deferred income tax liabilities	$(463,083)	$(429,365)

Net deferred income tax liability	$(143,738)	$(132,941)

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

The valuation allowance of $5.7 million on December 31, 2025 and $5.5 million on December 31, 2024 was established primarily for certain loss carryforwards and deferred compensation.

As of December 31, 2025, the Company had no federal net operating losses and $11.3 million of state net operating losses available to reduce future income taxes, which expire in varying amounts through 2045.

Prior tax years beginning in year 2022 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 2002 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

On July 4, 2025, H.R. 1, commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), was enacted into law. The OBBBA is a reconciliation bill impacting businesses as it includes a broad range of tax reform provisions. The Company does not expect any material net impact to its consolidated financial statements as a result of the OBBBA.

18.Benefit Plans

Executive Benefit Plans

In addition to the Company’s Director Deferral Plan, the Company has four executive benefit plans: the Supplemental Savings Incentive Plan, the Long-Term Retention Plan, the Officer Retention Plan and the Long-Term Performance Plan. The Company also has a Long-Term Performance Equity Plan, as discussed in Note 2.

Pursuant to the Supplemental Savings Incentive Plan, as amended and restated effective July 30, 2024, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service with the Company, termination of employment due to death or retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are invested in either a fixed benefit option or certain investment funds determined by the participant. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary, excluding bonuses, deferred by the participant. During 2025, 2024 and 2023, the Company matched 50% of the first 6% of salary, excluding bonuses, deferred by the participant. The Company may also make discretionary contributions to participants’ accounts.

Under the Director Deferral Plan, as amended and restated effective January 1, 2014, non-employee directors may defer payment of all or a portion of their annual retainer and meeting fees. There is no Company matching contribution under the Director Deferral Plan. The liability under these two deferral plans was as follows:

(in thousands)	December 31, 2025	December 31, 2024
Current liabilities	$10,372	$10,424
Noncurrent liabilities	94,102	89,293
Total liability - Supplemental Savings Incentive Plan and Director Deferral Plan	$104,474	$99,717

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

(in thousands)	December 31, 2025	December 31, 2024
Current liabilities	$287	$268
Noncurrent liabilities	19,934	14,660
Total liability - Long-Term Retention Plan	$20,221	$14,928

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

(in thousands)	December 31, 2025	December 31, 2024
Current liabilities	$2,458	$3,489
Noncurrent liabilities	33,780	32,486
Total liability - Officer Retention Plan	$36,238	$35,975

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

(in thousands)	December 31, 2025	December 31, 2024
Current liabilities	$10,234	$9,588
Noncurrent liabilities	10,580	9,541
Total liability - Long-Term Performance Plan	$20,814	$19,129

Pension Plan

The Company sponsors a pension plan (the “Bargaining Plan”) for certain employees under collective bargaining agreements. Benefits under the Bargaining Plan are determined in accordance with negotiated formulas for the respective participants. Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company updates its mortality assumptions used in the calculation of its pension liability each year using The Society of Actuaries’ latest mortality tables and mortality projection scales.

The following tables set forth pertinent information for the Bargaining Plan:

	Fiscal Year
(in thousands)	2025	2024
Beginning balance - Bargaining Plan projected benefit obligation	$44,935	$46,123
Service cost	3,703	4,330
Interest cost	2,722	2,379
Plan amendments	124	—
Actuarial loss (gain)	1,665	(7,000)
Benefits paid	(1,049)	(897)
Ending balance - Bargaining Plan projected benefit obligation	$52,100	$44,935

Changes in Projected Benefit Obligation

The plan assets of the Bargaining Plan were in excess of the projected benefit obligation and the accumulated benefit obligation as of both December 31, 2025 and December 31, 2024. The accumulated benefit obligation associated with the Bargaining Plan was $52.1 million on December 31, 2025 and $44.9 million on December 31, 2024.

Changes to demographic assumptions for the Bargaining Plan, as compared to the previous year, was the primary driver of the actuarial loss in 2025. The increase in the discount rate for the Bargaining Plan, as compared to the previous year, was the primary driver of the actuarial gain in 2024. The actuarial loss (gain), net of tax, was recorded in accumulated other comprehensive (loss) income in the consolidated balance sheets.

Change in Plan Assets

	Fiscal Year
(in thousands)	2025	2024
Beginning balance - Bargaining Plan assets at fair value	$49,617	$47,321
Actual return on plan assets	5,231	1,424
Employer contributions	5,000	2,000
Benefits and expenses paid	(1,312)	(1,128)
Ending balance - Bargaining Plan assets at fair value	$58,536	$49,617

Funded Status

(in thousands)	December 31, 2025	December 31, 2024
Projected benefit obligation	$(52,100)	$(44,935)
Plan assets at fair value	58,536	49,617
Net funded status - Bargaining Plan	$6,436	$4,682

Amounts Recognized in the Consolidated Balance Sheets

(in thousands)	December 31, 2025	December 31, 2024
Assets:
Noncurrent assets	$6,436	$4,682
Total asset - Bargaining Plan	$6,436	$4,682

Net Periodic Pension Cost

	Fiscal Year
(in thousands)	2025	2024	2023
Service cost	$3,703	$4,330	$3,996
Interest cost	2,722	2,379	2,079
Expected return on plan assets	(3,276)	(3,050)	(2,438)
Amortization of prior service costs	16	16	16
Net periodic pension cost - Bargaining Plan	$3,165	$3,675	$3,653

Significant Assumptions

	Fiscal Year
	2025	2024	2023
Projected benefit obligation at the measurement date:
Discount rate - Bargaining Plan	5.92%	5.89%	5.16%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate - Bargaining Plan	5.89%	5.16%	5.34%
Weighted average expected long-term rate of return of plan assets - Bargaining Plan(1)	7.00%	7.00%	7.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

(1)The weighted average expected long-term rate of return assumption for the Bargaining Plan assets, which was used to compute net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions set at the beginning of each fiscal year.

Cash Flows

The anticipated future pension benefit payments as of December 31, 2025 were as follows:

(in thousands)	Anticipated Future Payment
2026	$1,535
2027	1,782
2028	2,043
2029	2,299
2030	2,562
2031 - 2035	17,154

The Company expects to make cash contributions to the Bargaining Plan of approximately $5 million during fiscal year 2026.

Plan Assets

All assets in the Bargaining Plan are invested in institutional investment funds managed by professional investment advisors which hold U.S. and international equity and debt securities. The objective of the Company’s investment philosophy is to earn the Bargaining Plan’s targeted rate of return over longer periods without assuming excess investment risk. The weighted average expected long-term rate of return assumption for the Bargaining Plan assets, which will be used to compute fiscal year 2026 net periodic pension cost, is based upon target asset allocation and is determined using forward-looking performance and duration assumptions in the context of historical returns and volatilities for each asset class. The Company evaluates the rate of return assumption on an annual basis.

The Company’s actual asset allocation at December 31, 2025 and December 31, 2024 and target asset allocation for fiscal year 2026 by asset category for the Bargaining Plan were as follows:

	Percentage of Bargaining Plan Assets at Fiscal Year-End		Target Asset Allocation
	2025	2024	2026
U.S. debt securities	54%	50%	50%
U.S. equity securities	26%	26%	25%
International debt securities	2%	3%	—%
International equity securities	11%	13%	13%
Cash and cash equivalents	1%	1%	2%
Other	6%	7%	10%
Total	100%	100%	100%

The expected long-term rate of return on assets for the Bargaining Plan as of December 31, 2025 was 7.00%.

Debt securities in the Bargaining Plan as of December 31, 2025 consisted primarily of investments in government and corporate bonds with a weighted average maturity of approximately 18 years. U.S. equity securities in the Bargaining Plan as of December 31, 2025 included large-capitalization, mid-capitalization and small-capitalization domestic equity funds represented by various indices. International equity securities in the Bargaining Plan as of December 31, 2025 included companies from both developed and emerging markets outside the United States. Other investments in the Bargaining Plan as of December 31, 2025 included alternative investment funds and other strategic opportunities. Cash and cash equivalents have a weighted average duration of less than one year.

The following table summarizes the Bargaining Plan assets, which are classified as Level 1 and Level 2 for fair value measurement. The Company does not have any Level 3 pension plan assets. See Note 16 for additional information.

(in thousands)	December 31, 2025	December 31, 2024
Pension plan assets - fixed income	$32,491	$26,243
Pension plan assets - equity securities	21,819	19,468
Pension plan assets - cash and cash equivalents	588	671
Pension plan assets - other	3,638	3,235
Total pension plan assets	$58,536	$49,617

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements and for certain employees who are part of collective bargaining agreements. The Company’s matching contribution for employees who are not part of collective bargaining agreements is discretionary, with the option to match contributions for eligible participants up to 5% based on the Company’s financial results. For all years presented, the Company matched the maximum 5% of participants’ contributions. The Company’s matching contribution for employees who are part of collective bargaining agreements is determined in accordance with negotiated formulas for the respective employees. The total expense for the Company’s matching contributions to the 401(k) Savings Plan was $35.1 million in 2025, $32.7 million in 2024 and $30.5 million in 2023.

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

The following tables set forth pertinent information for the Company’s postretirement benefit plan:

Reconciliation of Activity

	Fiscal Year
(in thousands)	2025	2024
Benefit obligation at beginning of year	$62,100	$63,828
Service cost	1,072	1,163
Interest cost	3,640	3,102
Plan participants’ contributions	702	707
Actuarial loss (gain)	10,539	(2,920)
Benefits paid	(4,382)	(3,780)
Benefit obligation at end of year	$73,671	$62,100

Updates to the health care claims assumptions for the postretirement benefit plan, as compared to the previous year, was the primary driver of the actuarial loss in 2025. Updates to demographic assumptions and the increase in the discount rate for the postretirement benefit plan, as compared to the previous year, partially offset by updates to claim trends, were the primary drivers of the actuarial gain in 2024. The actuarial loss (gain), net of tax, was recorded in accumulated other comprehensive (loss) income in the consolidated balance sheets.

Reconciliation of Plan Assets Fair Value

	Fiscal Year
(in thousands)	2025	2024
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3,680	3,073
Plan participants’ contributions	702	707
Benefits paid	(4,382)	(3,780)
Fair value of plan assets at end of year	$—	$—

Funded Status

(in thousands)	December 31, 2025	December 31, 2024
Current liabilities	$(4,373)	$(3,598)
Noncurrent liabilities	(69,298)	(58,502)
Total liability - postretirement benefits	$(73,671)	$(62,100)

Net Periodic Postretirement Benefit Cost

	Fiscal Year
(in thousands)	2025	2024	2023
Service cost	$1,072	$1,163	$1,085
Interest cost	3,640	3,102	2,761
Recognized net actuarial loss	187	44	—
Net periodic postretirement benefit cost	$4,899	$4,309	$3,846

Significant Assumptions

	Fiscal Year
	2025	2024	2023
Benefit obligation at the measurement date:
Weighted average healthcare cost trend rate - Pre-Medicare	8.07%	8.45%	7.88%
Weighted average healthcare cost trend rate - Post-Medicare	9.23%	9.73%	8.65%
Benefit obligation discount rate	5.41%	5.68%	5.02%
Net periodic postretirement benefit cost discount rate for fiscal year	5.68%	5.02%	5.19%

Postretirement benefit expense - Pre-Medicare:
Weighted average healthcare cost trend rate	8.45%	7.88%	6.58%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2034	2033	2032

Postretirement benefit expense - Post-Medicare:
Weighted average healthcare cost trend rate	9.73%	8.65%	6.89%
Trend rate graded down to ultimate rate	4.50%	4.50%	4.50%
Ultimate rate year	2034	2033	2032

Cash Flows

The anticipated future postretirement benefit payments reflecting expected future service as of December 31, 2025 were as follows:

(in thousands)	Anticipated Future Payment
2026	$4,373
2027	5,016
2028	5,612
2029	5,824
2030	6,207
2031 - 2035	31,546

Accumulated Other Comprehensive Income (Loss)

A reconciliation of the gross amounts in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost associated with the plans discussed above is as follows:

(in thousands)	December 31, 2024	Actuarial Gain (Loss)	Reclassification Adjustments	December 31, 2025
Bargaining Plan:
Actuarial gain	$5,362	$26	$—	$5,388
Prior service costs	(131)	(124)	16	(239)
Postretirement Medical:
Actuarial loss	(4,252)	(10,539)	187	(14,604)
Total within accumulated other comprehensive income (loss)	$979	$(10,637)	$203	$(9,455)

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

	Fiscal Year
(in thousands)	2025	2024	2023
Pension Protection Act Zone Status	Red	Red	Red
FIP or RP pending or implemented	Yes	Yes	Yes
Surcharge imposed	Yes	Yes	Yes
Contribution	$1,052	$1,032	$999

According to the Teamsters Plan’s Form 5500 for both the plan years ended December 31, 2024 and December 31, 2023, the Company was not listed as providing more than 5% of the total contributions. At the date these consolidated financial statements were issued, a Form 5500 was not available for the plan year ended December 31, 2025.

The Company has a liability recorded for withdrawing from a multiemployer pension plan in 2008 and is required to make payments of approximately $1 million to this multiemployer pension plan each year through 2028. As of December 31, 2025, the Company had $2.4 million remaining on this liability.

19.Other Liabilities

Other liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Noncurrent portion of acquisition related contingent consideration	$642,970	$590,209
Accruals for executive benefit plans	176,506	163,444
Noncurrent deferred proceeds from related parties	94,048	97,112
Other	5,231	8,794
Total other liabilities	$918,755	$859,559

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

20.Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public / Nonpublic	December 31, 2025	December 31, 2024
Senior bonds (the “2025 Senior Bonds”)(1)	11/25/2025	3.800%	Semi-annually	Public	$—	$350,000
Senior notes(2)	10/10/2026	3.930%	Quarterly	Nonpublic	100,000	100,000
Term loan facility (the “Three-Year Term Loan Facility”)(3)	12/8/2028	Variable	Monthly	Nonpublic	900,000	—
Senior bonds (the “2029 Senior Bonds”)(4)	6/1/2029	5.250%	Semi-annually	Public	700,000	700,000
Revolving credit facility(5)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Term loan facility (the “Five-Year Term Loan Facility”)(3)	12/6/2030	Variable	Monthly	Nonpublic	450,000	—
Senior bonds (the “2034 Senior Bonds”)(6)	6/1/2034	5.450%	Semi-annually	Public	500,000	500,000
Unamortized discount on senior bonds(1)(4)(6)	Various				(1,201)	(1,482)
Debt issuance costs					(12,790)	(12,170)
Total debt					2,786,009	1,786,348
Less: Current portion of debt(1)(2)					100,000	349,699
Total long-term debt					$2,686,009	$1,436,649

(1)The 2025 Senior Bonds were issued at 99.975% of par. The 2025 Senior Bonds were fully repaid during the fourth quarter of 2025.
(2)As of December 31, 2025, the senior notes maturing in 2026 were classified as current portion of debt in the consolidated balance sheets.
(3)The Term Loan Facilities (as defined below) were issued in connection with the financing of the Repurchase, as further discussed in Note 2.
(4)The 2029 Senior Bonds were issued at 99.843% of par.
(5)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(6)The 2034 Senior Bonds were issued at 99.893% of par.

The principal maturities of debt outstanding on December 31, 2025 were as follows:

(in thousands)	Debt Maturities
2026	$100,000
2027	—
2028	900,000
2029	700,000
2030	600,000
Thereafter	500,000
Total debt	$2,800,000

The Company mitigates its financing risk by using multiple financial institutions and only entering into credit arrangements with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The Company entered into the Bridge Facility, dated as of November 7, 2025, providing for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $1.20 billion to fund the Repurchase. Also on November 7, 2025, the Company borrowed $1.20 billion under the Bridge Facility, the full amount available under the Bridge Facility.

On December 8, 2025, the Company entered into a term loan agreement, providing for (i) the Three-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $900 million, maturing on December 8, 2028 and (ii) the Five-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $450 million, maturing on December 6, 2030 (collectively, the “Term Loan Facilities”). Also on December 8, 2025, the Company borrowed $1.35 billion under the Term Loan Facilities, the full amount available under the Term Loan Facilities. In conjunction with the borrowings under the Term

Loan Facilities, the Company modified and extinguished the Bridge Facility discussed above, fully repaying the $1.20 billion outstanding under the Bridge Facility through a net cash settlement with the lender.

Subsequent to the end of 2025, on February 9, 2026, the Company repaid $150 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand.

The indentures under which the 2025 Senior Bonds, the 2029 Senior Bonds and the 2034 Senior Bonds were issued do not include financial covenants, but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including the Revolving Credit Facility and the Term Loan Facilities, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio, each as defined in the respective agreement. The Company was in compliance with these covenants as of December 31, 2025. These covenants have not restricted, and are not expected to restrict, the Company’s liquidity or capital resources.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

21.Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 27.3 million cases, 26.5 million cases and 25.3 million cases of finished product from SAC in 2025, 2024 and 2023, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Fiscal Year
(in thousands)	2025	2024	2023
Purchases from Southeastern	$119,344	$142,208	$146,898
Purchases from SAC	222,443	213,317	200,239
Total purchases from manufacturing cooperatives	$341,787	$355,525	$347,137

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of December 31, 2025 and December 31, 2024, the ratio of SAC’s total liabilities to SAC’s shareholders’ equity was such that the Company was not required to guarantee any of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of December 31, 2025, and there was no impairment identified in 2025, 2024 or 2023.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $47.5 million on December 31, 2025 and $39.0 million on December 31, 2024.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of December 31, 2025, the future payments related to these contractual arrangements, which expire at various dates through 2035, amounted to $151.1 million. As of December 31, 2024, the future payments related to these contractual arrangements amounted to $135.5 million.

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

	Fiscal Year
	2025	2024	2023
Approximate percent of the Company’s total bottle/can sales volume:
Walmart Inc.(1)	21%	21%	21%
The Kroger Co.(2)	15%	15%	14%
Total approximate percent of the Company’s total bottle/can sales volume	36%	36%	35%

Approximate percent of the Company’s total net sales:
Walmart Inc.(1)	17%	17%	17%
The Kroger Co.(2)	12%	12%	11%
Total approximate percent of the Company’s total net sales	29%	29%	28%

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

Several of the Company’s debt instruments have variable interest rates, and thus are impacted by fluctuations in interest rates, which could cause changes in the amount of estimated interest payments.

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

Following is a summary of AOCI(L) for 2025, 2024 and 2023:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2024	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2025
Net pension activity:
Actuarial gain	$4,418	$26	$(5)	$—	$—	$4,439
Prior service costs	(85)	(124)	31	16	(5)	(167)
Net postretirement benefits activity:
Actuarial gain (loss)	2,960	(10,539)	2,594	187	(46)	(4,844)
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain on short-term investments	25	20	(6)	(53)	14	—
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$1,885	$(10,617)	$2,614	$150	$(37)	$(6,005)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2023	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2024
Net pension activity:
Actuarial gain	$533	$5,144	$(1,259)	$—	$—	$4,418
Prior service costs	(97)	—	—	16	(4)	(85)
Net postretirement benefits activity:
Actuarial gain	721	2,920	(715)	44	(10)	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain on short-term investments	—	33	(8)	—	—	25
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(4,276)	$8,097	$(1,982)	$60	$(14)	$1,885

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2022	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	December 31, 2023
Net pension activity:
Actuarial loss	$(71,140)	$3,036	$(744)	$1,946	$(476)	$(67,378)
Prior service costs	(105)	(5)	1	16	(4)	(97)
Pension plan settlement	—	—	—	112,796	(44,885)	67,911
Net postretirement benefits activity:
Actuarial gain	6,752	(7,986)	1,955	—	—	721
Prior service costs	(624)	—	—	—	—	(624)
Reclassification of stranded tax effects	(19,720)	—	—	—	14,911	(4,809)
Total AOCI(L)	$(84,837)	$(4,955)	$1,212	$114,758	$(30,454)	$(4,276)

24.Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
(in thousands)	2025	2024	2023
Short-term investments	$(5,127)	$(5,142)	$—
Accounts receivable, trade	(18,124)	(11,720)	(23,886)
Allowance for doubtful accounts	(3,498)	(1,386)	(59)
Accounts receivable from The Coca-Cola Company	19,674	(37,935)	(16,150)
Accounts receivable, other	(14,197)	26,889	(12,902)
Inventories	(6,006)	(8,463)	25,613
Prepaid expenses and other current assets	(12,337)	(7,746)	5,682
Accounts payable, trade	35,556	(36,496)	17,096
Accounts payable to The Coca-Cola Company	(4,825)	47,772	(23,284)
Other accrued liabilities	33,228	8,693	37,017
Accrued compensation	(13,793)	21,760	20,011
Change in current assets less current liabilities	$10,551	$(3,774)	$29,138

The Company had the following net cash payments during the period for income taxes and interest:

	Fiscal Year
(in thousands)	2025	2024	2023
Income taxes	$196,579	$223,975	$200,812
Interest	92,835	56,094	23,960

The Company had the following significant non-cash financing and investing activities:

	Fiscal Year
(in thousands)	2025	2024	2023
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$33,237	$44,946	$59,014
Accrued excise taxes related to share repurchases	27,972	650	—
Right-of-use assets obtained in exchange for operating lease obligations	27,001	17,280	10,215
Dividends declared but not yet paid	—	—	154,666

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, which is included in “Item 8. Financial Statements and Supplementary Data” of this report.

February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca‑Cola Consolidated, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Coca‑Cola Consolidated, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition Related Contingent Consideration Liability

As described in Notes 1, 2, and 16 to the consolidated financial statements, the fair value of the acquisition related contingent consideration liability was $717.9 million as of December 31, 2025, which consists of the estimated amounts due to The Coca‑Cola Company under the Company’s comprehensive beverage agreements (as amended, collectively, the “CBA”) with The Coca‑Cola Company and Coca‑Cola Refreshments USA, LLC (“CCR”), a wholly owned subsidiary of The Coca‑Cola Company, over the useful life of the related distribution rights. The CBA relates to a multi-year series of transactions, which were completed in October 2017, through which the Company acquired and exchanged distribution territories and manufacturing plants. Pursuant to the CBA, the Company is required to make quarterly acquisition related sub-bottling payments to CCR on a continuing basis in exchange for the grant of exclusive rights to distribute, promote, market and sell the authorized brands of The Coca‑Cola Company and related products in certain distribution territories the Company acquired from CCR. Each reporting period, the Company adjusts its acquisition related contingent consideration liability related to the distribution territories subject to acquisition related sub-bottling payments to fair value by using a probability weighted discounted cash flow model and discounting future expected acquisition related sub-bottling payments required under the CBA using the Company’s estimated weighted average cost of capital (“WACC”). These future expected acquisition related sub-bottling payments extend through the life of the related distribution assets acquired in each distribution territory, which is generally forty years. As a result, the fair value of the acquisition related contingent consideration liability is impacted by the Company’s WACC, management’s estimate of the acquisition related sub-bottling payments that will be made in the future under the CBA, and current acquisition related sub-bottling payments.

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
February 18, 2026

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the consolidated financial statements, and its opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 are included in “Item 8. Financial Statements and Supplementary Data” of this report.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information About Our Executive Officers” included as a separate item at the end of Part I of this report, which is incorporated herein by reference. For information with respect to the directors of the Company, see “Proposal 1: Election of Directors” in the definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which is incorporated herein by reference. For information with respect to the Company’s insider trading policies and procedures, see the “Corporate Governance – The Board of Directors” section of the 2026 Proxy Statement, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance – Board Committees” section of the 2026 Proxy Statement, which is incorporated herein by reference. For information with respect to compliance with Section 16(a) of the Exchange Act, see the “Delinquent Section 16(a) Reports” section of the 2026 Proxy Statement, which is incorporated herein by reference.

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

Item 11.Executive Compensation.

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Consideration of Risk Related to Compensation Programs,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2026 Proxy Statement, which are incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors, Director Nominees and Executive Officers” sections of the 2026 Proxy Statement, which are incorporated herein by reference. For information with respect to securities authorized for issuance under the Company’s equity compensation plans, see the “Equity Compensation Plan Information” section of the 2026 Proxy Statement, which is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Policy for Review of Related Person Transactions” and “Corporate Governance – Related Person Transactions” sections of the 2026 Proxy Statement, which are incorporated herein by reference. For information with respect to director independence, see the “Corporate Governance – Director Independence” section of the 2026 Proxy Statement, which is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

For information with respect to principal accountant fees and services, see “Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)List of documents filed as part of this report.

1.Financial Statements

2.Financial Statement Schedule

The Financial Statement Schedule included under Item 15 hereof, as required for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023, consisted of the following:

Schedule II - Valuation and Qualifying Accounts and Reserves	93

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 0-9286).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025 (File No. 0-9286).
3.5	Amended and Restated By-laws of the Company.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019 (File No. 0-9286).
4.1	Description of Securities of the Company.	Filed herewith.
4.2	Specimen of Common Stock Certificate of the Company.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019 (File No. 0‑9286).
4.3	Certificate Evidencing Right to Exchange Common Stock for Class B Common Stock of the Company.	Exhibit 99.3 to the Schedule 13D/A filed on March 19, 2010 (File No. 5-30570).
4.4	Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0‑9286).
4.5	Indenture, dated as of December 15, 2020, between the Company and Truist Bank, as successor trustee.	Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on December 15, 2020 (File No. 333-251358).
4.6	First Supplemental Indenture, dated as of May 21, 2024, by and among the Company, U.S. Bank Trust Company, National Association, as prior trustee, and Truist Bank, as successor trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2024 (File No. 0-9286).
4.7	Second Supplemental Indenture, dated as of May 29, 2024, by and between the Company and Truist Bank, as trustee.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
4.8	Form of 5.250% Senior Notes due 2029 (included in Exhibit 4.7 above).	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
4.9	Form of 5.450% Senior Notes due 2034 (included in Exhibit 4.7 above).	Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 29, 2024 (File No. 0-9286).
10.1
Amended and Restated Credit Agreement, dated as of June 10, 2024, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto.
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024 (File No. 0-9286).
10.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 7, 2025, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.
Filed herewith.
10.3	Bridge Loan Agreement, dated as of November 7, 2025, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.	Filed herewith.
10.4	Term Loan Agreement, dated as of December 8, 2025, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.	Filed herewith.
10.5	Note Purchase and Private Shelf Agreement, dated March 6, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.6	First Amendment to Note Purchase and Private Shelf Agreement, dated July 20, 2018, by and among the Company, NYL Investors LLC and the other parties thereto.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2018 (File No. 0‑9286).
10.7	Second Amendment to Note Purchase and Private Shelf Agreement, dated November 7, 2025, by and among the Company, NYL Investors LLC and the other parties thereto.	Filed herewith.
10.8	Note Purchase and Private Shelf Agreement, dated January 23, 2019, by and among the Company, MetLife Investment Advisors, LLC and the other parties thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.9	First Amendment to Note Purchase and Private Shelf Agreement, dated November 7, 2025, by and among the Company, MetLife Investment Management, LLC and the other parties thereto.	Filed herewith.
10.10	Incidence Agreement, dated February 5, 2019, by and between the Company and The Coca‑Cola Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2019 (File No. 0‑9286).
10.11+
National Product Supply Governance Agreement, dated October 30, 2015, by and among the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Coca‑Cola Refreshments USA, Inc. and Swire Pacific Holdings Inc. d/b/a Swire Coca-Cola USA.
Filed herewith.
10.12+
First Amendment to National Product Supply Governance Agreement, dated October 26, 2018, by and among the Company, The Coca‑Cola Company, Coca‑Cola Bottling Company United, Inc., Swire Pacific Holdings Inc. d/b/a Swire Coca‑Cola USA and the other parties thereto.
Filed herewith.
10.13+
Limited Liability Company Agreement of CONA Services LLC, dated as of January 27, 2016, by and among the Company, The Coca‑Cola Company, Coca-Cola Refreshments USA, Inc. and the other bottlers named therein.
Filed herewith.
10.14+
Amendment No. 1 to Limited Liability Company Agreement of CONA Services LLC, dated as of April 6, 2016 and effective as of April 2, 2016, by and among the Company, The Coca‑Cola Company, Coca‑Cola Refreshments USA, Inc. and the other bottlers named therein.
Filed herewith.
10.15+
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
10.17++
Amendment No. 4 to Limited Liability Company Agreement of CONA Services LLC, effective as of July 2, 2024, by and among the Company, The Coca-Cola Company, North America Operating Unit, CONA Services LLC and the other bottlers named therein.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 (File No. 0‑9286).
10.18+	Amended and Restated Master Services Agreement, dated as of October 2, 2017, by and between the Company and CONA Services LLC.	Filed herewith.
10.19	Omnibus Letter Agreement, dated March 31, 2017, by and between the Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.20	Amended and Restated Ancillary Business Letter, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2017 (File No. 0‑9286).
10.21+	Comprehensive Beverage Agreement, dated March 31, 2017, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 0‑9286).
10.22+
Comprehensive Beverage Agreement, dated March 31, 2017, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company (as successor in interest to Piedmont Coca‑Cola Bottling Partnership), and The Coca‑Cola Company.
Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 0‑9286).

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.23+	First Amendment to Comprehensive Beverage Agreement, dated April 28, 2017, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.24+
Amendment to Comprehensive Beverage Agreements, dated October 2, 2017, by and among the Company, CCBCC Operations, LLC, a wholly owned subsidiary of the Company (as successor in interest to Piedmont Coca‑Cola Bottling Partnership), The Coca-Cola Company, Coca-Cola Refreshments USA, Inc. and CCBC of Wilmington, Inc.
Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 0‑9286).
10.25+	Third Amendment to Comprehensive Beverage Agreement, dated December 26, 2017, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.26+	Fourth Amendment to Comprehensive Beverage Agreement, dated April 30, 2018, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.27+	Fifth Amendment to Comprehensive Beverage Agreement, dated August 20, 2018, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, Inc.	Filed herewith.
10.28+
Sixth Amendment to Comprehensive Beverage Agreement, dated September 9, 2019, by and among the Company, The Coca‑Cola Company and Coca‑Cola Refreshments USA, LLC (formerly known as Coca-Cola Refreshments USA, Inc.)
Filed herewith.
10.29+	Seventh Amendment to Comprehensive Beverage Agreement, dated October 1, 2024, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments USA, LLC	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 0‑9286).
10.30	Second Amendment to Comprehensive Beverage Agreement, dated December 31, 2021, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and The Coca-Cola Company.	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0‑9286).
10.31+	Third Amendment to Comprehensive Beverage Agreement, dated October 1, 2024, by and between CCBCC Operations, LLC, a wholly owned subsidiary of the Company, and The Coca-Cola Company.	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 0‑9286).
10.32+	Regional Manufacturing Agreement, dated March 31, 2017, by and between the Company and The Coca‑Cola Company.	Filed herewith.
10.33	First Amendment to Regional Manufacturing Agreement, dated April 28, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 0‑9286).
10.34	Second Amendment to Regional Manufacturing Agreement, dated October 2, 2017, by and between the Company and The Coca‑Cola Company.	Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 0‑9286).
10.35	Lease Agreement, dated December 30, 2019, by and between the Company and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2020 (File No. 0‑9286).
10.36++
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
10.38
Letter Agreement re Stockholder Conversion Agreement, dated as of August 8, 2025, by and among the Company, the JFH Family Limited Partnership—SW1, the Anne Lupton Carter Trust f/b/o Sue Anne H. Wells, the JFH Family Limited Partnership—DH1 and the Anne Lupton Carter Trust f/b/o Deborah S. Harrison.
Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2025 (File No. 0‑9286).
10.39	Purchase Agreement, dated as of November 7, 2025, by and among the Company, Carolina Coca-Cola Bottling Investments, Inc., The Coca‑Cola Company and J. Frank Harrison, III.	Filed herewith.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
10.40*	Coca-Cola Consolidated, Inc. Annual Bonus Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.41*	Coca-Cola Consolidated, Inc. Long-Term Performance Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.42*	Coca-Cola Consolidated, Inc. Supplemental Savings Incentive Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.43*	Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 0‑9286).
10.44*	Amendment No. 1, dated December 10, 2013, to Coca‑Cola Consolidated, Inc. (formerly Coca‑Cola Bottling Co. Consolidated) Director Deferral Plan, amended and restated effective as of January 1, 2014.	Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 0‑9286).
10.45*	Coca-Cola Consolidated, Inc. Officer Retention Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.46*	Coca-Cola Consolidated, Inc. Long-Term Retention Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.47*	Coca-Cola Consolidated, Inc. Long-Term Performance Equity Plan, amended and restated effective as of July 30, 2024.	Filed herewith.
10.48*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. Nonqualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.49*	Omnibus Amendment to Coca‑Cola Consolidated, Inc. and CCBCC Operations, LLC Qualified Employee Benefit Plans, dated as of September 6, 2019.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 (File No. 0‑9286).
10.50*	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, by and between the Company and eligible employees of the Company.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0‑9286).
10.51*	Consulting Agreement, dated as of March 3, 2020, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2020 (File No. 0‑9286).
10.52*	First Amendment to Consulting Agreement, dated as of June 10, 2022, by and between the Company and Umesh M. Kasbekar.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022 (File No. 0‑9286).
10.53	Consulting Agreement, dated as of February 19, 2025, by and between the Company and F. Scott Anthony.	Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 20, 2025 (File No. 0-9286).
19	Coca-Cola Consolidated, Inc. Insider Trading Policy.	Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
21	List of Subsidiaries of the Company.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97*	Coca-Cola Consolidated, Inc. Incentive-Based Compensation Recovery Policy.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 (File No. 0-9286).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

Exhibit No.	Description	Incorporated by Reference or Filed/Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

+	Certain portions of this exhibit that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S‑K.
++	Certain schedules or similar supporting attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K, and the Company agrees to furnish, on a supplemental basis, a copy of any omitted schedule or similar supporting attachment to the SEC upon request.
*	Indicates a management contract or compensatory plan or arrangement.

(b)Exhibits.

See Item 15(a)(3) above.

(c)Financial Statement Schedules.

See Item 15(a)(2) above.

Item 16.Form 10-K Summary.

None.

Schedule II

COCA-COLA CONSOLIDATED, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts

	Fiscal Year
(in thousands)	2025	2024	2023
Beginning balance - allowance for doubtful accounts	$14,674	$16,060	$16,119
Additions charged to expenses and as a reduction to net sales	4,015	3,730	4,139
Deductions	(7,513)	(5,116)	(4,198)
Ending balance - allowance for doubtful accounts	$11,176	$14,674	$16,060

Deferred Income Tax Valuation Allowance

	Fiscal Year
(in thousands)	2025	2024	2023
Beginning balance - valuation allowance for deferred tax assets	$5,535	$4,130	$3,428
Additions charged to costs and expenses	180	1,405	702
Deductions credited to expense	—	—	—
Ending balance - valuation allowance for deferred tax assets	$5,715	$5,535	$4,130

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: February 18, 2026	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. Frank Harrison, III	Chairman of the Board of Directors and	February 18, 2026
	J. Frank Harrison, III	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew J. Blickley	Chief Financial Officer and Chief Accounting Officer	February 18, 2026
	Matthew J. Blickley	(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Sharon A. Decker	Director	February 18, 2026
Sharon A. Decker

By:	/s/ Morgan H. Everett	Vice Chair of the Board of Directors	February 18, 2026
Morgan H. Everett

By:	/s/ James R. Helvey, III	Director	February 18, 2026
James R. Helvey, III

By:	/s/ Jason D. Hickey	Director	February 18, 2026
Jason D. Hickey

By:	/s/ William H. Jones	Director	February 18, 2026
William H. Jones

By:	/s/ Umesh M. Kasbekar	Non-Executive Vice Chairman of the Board of Directors	February 18, 2026
Umesh M. Kasbekar

By:	/s/ David M. Katz	Director	February 18, 2026
David M. Katz

By:	/s/ James H. Morgan	Director	February 18, 2026
James H. Morgan

By:	/s/ Dennis A. Wicker	Lead Independent Director	February 18, 2026
Dennis A. Wicker

By:	/s/ Richard T. Williams	Director	February 18, 2026
Richard T. Williams