Form 10-Q
period 2026-04-03
Coca-Cola Consolidated, Inc.
filed 2026-05-06
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 24, 2026, there were 56,517,334 shares of the registrant’s Common Stock, par value $1.00 per share, and 10,046,960 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2026

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter
(in thousands, except per share data)	2026	2025
Net sales	$1,846,668	$1,579,977
Cost of sales	1,119,588	952,873
Gross profit	727,080	627,104
Selling, delivery and administrative expenses	489,556	437,284
Income from operations	237,524	189,820
Interest expense, net	32,063	6,874
Mark-to-market on acquisition related contingent consideration	53,391	42,728
Other expense, net	851	745
Income before taxes	151,219	139,473
Income tax expense	39,663	35,862
Net income	$111,556	$103,611

Basic net income per share:
Common Stock	$1.68	$1.19
Weighted average number of Common Stock shares outstanding	56,517	77,131

Class B Common Stock	$1.68	$1.19
Weighted average number of Class B Common Stock shares outstanding	10,047	10,047

Diluted net income per share:
Common Stock	$1.67	$1.19
Weighted average number of Common Stock shares outstanding – assuming dilution	66,623	87,265

Class B Common Stock	$1.67	$1.19
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	10,106	10,134

Cash dividends per share:
Common Stock	$0.25	$0.25
Class B Common Stock	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(in thousands)	2026	2025
Net income	$111,556	$103,611

Other comprehensive income (loss), net of tax:
Defined benefit plan reclassification including pension costs:
Actuarial loss	—	(6)
Prior service credits	6	3
Postretirement benefits reclassification including benefit costs:
Actuarial gain	184	—
Interest rate swap	1,148	—
Net change in unrealized gain/loss on short-term investments	—	(11)
Other comprehensive income (loss), net of tax	1,338	(14)
Comprehensive income	$112,894	$103,597

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	April 3, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$232,947	$281,918
Accounts receivable, trade	610,297	585,777
Allowance for doubtful accounts	(12,376)	(11,176)
Accounts receivable from The Coca‑Cola Company	117,568	70,197
Accounts receivable, other	41,400	54,889
Inventories	388,740	336,401
Prepaid expenses and other current assets	121,831	108,668
Total current assets	1,500,407	1,426,674
Property, plant and equipment, net	1,626,463	1,604,605
Right-of-use assets - operating leases	111,635	116,611
Leased property under financing leases, net	1,058	1,160
Other assets	222,253	216,428
Goodwill	165,903	165,903
Distribution agreements, net	761,137	767,360
Customer lists, net	3,852	4,257
Total assets	$4,392,708	$4,302,998

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Current portion of obligations under operating leases	$24,063	$24,412
Current portion of obligations under financing leases	489	556
Accounts payable, trade	420,296	359,107
Accounts payable to The Coca‑Cola Company	279,840	182,446
Other accrued liabilities	319,495	307,237
Accrued compensation	70,938	154,899
Current portion of debt	100,000	100,000
Total current liabilities	1,215,121	1,128,657
Deferred income taxes	183,098	143,738
Pension and postretirement benefit obligations	69,850	69,298
Other liabilities	939,797	918,755
Noncurrent portion of obligations under operating leases	90,046	95,076
Noncurrent portion of obligations under financing leases	1,118	1,188
Long-term debt	2,537,148	2,686,009
Total liabilities	5,036,178	5,042,721
Commitments and Contingencies
(Deficit)/Equity:
Common Stock, $1.00 par value: 300,000,000 shares authorized; 56,517,334 shares issued	56,517	56,517
Class B Common Stock, $1.00 par value: 100,000,000 shares authorized; 10,046,960 shares issued	10,047	10,047
Additional paid-in capital	23,764	23,764
Retained deficit	(729,131)	(824,046)
Accumulated other comprehensive income (loss)	(4,667)	(6,005)
Total (deficit)/equity	(643,470)	(739,723)
Total liabilities and (deficit)/equity	$4,392,708	$4,302,998

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$111,556	$103,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	51,040	47,511
Amortization of intangible assets and deferred proceeds, net	5,862	5,862
Fair value adjustment of acquisition related contingent consideration	53,391	42,728
Amortization of debt costs	1,242	835
Loss on sale of property, plant and equipment	1,320	1,369
Deferred income taxes	38,925	35,278
Change in current assets less current liabilities	(46,089)	(19,676)
Change in other noncurrent assets	5,933	6,476
Change in other noncurrent liabilities	(17,907)	(25,823)
Total adjustments	93,717	94,560
Net cash provided by operating activities	$205,273	$198,171

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(63,112)	$(97,866)
Investment in equity method investees	(5,339)	(4,584)
Proceeds from the sale of property, plant and equipment	113	157
Proceeds from the disposal of short-term investments	—	112,755
Purchases of short-term investments	—	(150,157)
Net cash used in investing activities	$(68,338)	$(139,695)

Cash Flows from Financing Activities:
Payments on term loan facility	$(150,000)	$—
Payments of acquisition related contingent consideration	(19,070)	(19,819)
Cash dividends paid	(16,641)	(21,794)
Payments on financing lease obligations	(137)	(650)
Debt issuance fees	(58)	(232)
Net cash used in financing activities	$(185,906)	$(42,495)

Net (decrease) increase in cash and cash equivalents during period	$(48,971)	$15,981
Cash and cash equivalents at beginning of period	281,918	1,135,824
Cash and cash equivalents at end of period	$232,947	$1,151,805

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$44,354	$27,986
Accrued excise taxes related to share repurchases	27,972	650
Right-of-use assets obtained in exchange for operating lease obligations	819	223

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total (Deficit) Equity
Balance on December 31, 2025	$56,517	$10,047	$23,764	$(824,046)	$(6,005)	$—	$—	$(739,723)
Net income	—	—	—	111,556	—	—	—	111,556
Other comprehensive income, net of tax	—	—	—	—	1,338	—	—	1,338
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(14,129)	—	—	—	(14,129)
Class B Common Stock ($0.25 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Balance on April 3, 2026	$56,517	$10,047	$23,764	$(729,131)	$(4,667)	$—	$—	$(643,470)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on December 31, 2024	$108,327	$16,328	$23,764	$1,395,183	$1,885	$(127,467)	$(409)	$1,417,611
Net income	—	—	—	103,611	—	—	—	103,611
Other comprehensive loss, net of tax	—	—	—	—	(14)	—	—	(14)
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(19,282)	—	—	—	(19,282)
Class B Common Stock ($0.25 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Balance on March 28, 2025	$108,327	$16,328	$23,764	$1,477,000	$1,871	$(127,467)	$(409)	$1,499,414

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of April 3, 2026 and December 31, 2025.
•The results of operations, comprehensive income and changes in stockholders’ (deficit) equity for the three-month periods ended April 3, 2026 (the “first quarter” of fiscal 2026 (“2026”)) and March 28, 2025 (the “first quarter” of fiscal 2025 (“2025”)).
•The changes in cash flows for the first quarter of 2026 and the first quarter of 2025.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2025 filed with the United States Securities and Exchange Commission.

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

Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of its results of operations and financial position in the preparation of its condensed consolidated financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for 2025 under the caption “Discussion of Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a discussion of the Company’s most critical accounting estimates, which are those the Company believes to be the most important to the portrayal of its financial condition and results of operations and that require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Any changes in critical accounting estimates are discussed with the Audit Committee of the Company’s Board of Directors during the quarter in which a change is contemplated and prior to making such change.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold, and specific disaggregation of income taxes paid and tax expense. The amendment is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in the fourth quarter of 2025, noting no material impact on its consolidated financial statements. See Note 16 for disclosure related to the Company’s income tax reporting.

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

2.    Related Party Transactions

J. Frank Harrison, III

As of April 3, 2026, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 10,043,940 shares of Class B Common Stock, which represented approximately 78% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis.

The Coca‑Cola Company

The Company’s business consists primarily of the distribution, marketing and manufacture of nonalcoholic beverages of The Coca‑Cola Company, which is the sole owner of the formulas under which the primary components of the Company’s soft drink products, either concentrate or syrup, are manufactured.

On November 7, 2025, the Company entered into a purchase agreement (the “Repurchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc. (the “Seller”), an indirect wholly owned subsidiary of The Coca‑Cola Company, The Coca‑Cola Company and J. Frank Harrison, III, pursuant to which the Company agreed to purchase and the Seller agreed to sell all of the Seller’s shares of Common Stock for a cash payment in the aggregate amount of $2.40 billion (the “Repurchase”). The closing of the Repurchase also occurred on November 7, 2025. The Company funded the purchase price for the Repurchase with cash on hand and a term loan obtained under a certain bridge loan agreement (the “Bridge Facility”), as further discussed in Note 19.

As a result of the Repurchase, The Coca‑Cola Company does not own any shares of Common Stock or Class B Common Stock. The Coca‑Cola Company no longer has the right to have a designee proposed by the Company for nomination to the Company’s Board of Directors at each election of directors.

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	First Quarter
(in thousands)	2026	2025
Payments made by the Company to The Coca-Cola Company(1)	$519,251	$443,256
Payments made by The Coca-Cola Company to the Company	53,707	80,045

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

Acquisition related sub-bottling payments to CCR were $19.1 million in the first quarter of 2026 and $19.8 million in the first quarter of 2025. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	April 3, 2026	December 31, 2025
Current portion of acquisition related contingent consideration	$71,119	$74,938
Noncurrent portion of acquisition related contingent consideration	681,910	642,970
Total acquisition related contingent consideration	$753,029	$717,908

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.3 million as of both April 3, 2026 and December 31, 2025.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $37.5 million as of April 3, 2026 and $35.0 million as of December 31, 2025. The Company also guarantees a portion of SAC’s debt. As of both April 3, 2026 and December 31, 2025, the Company was not required to guarantee any of SAC’s debt. See Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $2.6 million in the first quarter of 2026 and $2.3 million in the first quarter of 2025.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $14.7 million on April 3, 2026 and $17.3 million on December 31, 2025, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $30.4 million as of April 3, 2026 and $30.2 million as of December 31, 2025.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $6.3 million in the first quarter of 2026 and $6.0 million in the first quarter of 2025.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and each of Morgan H. Everett, Vice Chair of the Company’s Board of Directors, and the spouse of Ellison C. Glenn, the Company’s Chief Sales and Service Officer, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. Rental payments for this lease were $1.0 million in both the first quarter of 2026 and the first quarter of 2025. The principal balance outstanding under this lease was $15.0 million on April 3, 2026 and $15.9 million on December 31, 2025.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $2.2 million in the first quarter of 2026 and $2.1 million in the first quarter of 2025.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 99% of the Company’s net sales in the first quarter of 2026 and approximately 98% of the Company’s net sales in the first quarter of 2025.

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

The following table represents a disaggregation of revenue from contracts with customers:

	First Quarter
(in thousands)	2026	2025
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,819,676	$1,555,765
Total point in time net sales	$1,819,676	$1,555,765

Over time net sales:
Nonalcoholic Beverages - over time(1)	$14,143	$13,332
All Other - over time(1)	12,849	10,880
Total over time net sales	$26,992	$24,212

Total net sales	$1,846,668	$1,579,977

(1)Due to the dissolution of the Data Ventures, Inc. operating segment as of December 31, 2025 (as discussed in Note 4), these figures have been retroactively adjusted for all prior periods presented to reflect the dissolution of the Data Ventures, Inc. operating segment within the “All Other - over time” category and the merger of the Data Ventures, Inc. operating segment with the Nonalcoholic Beverages operating segment.

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $6.2 million as of April 3, 2026 and $6.0 million as of December 31, 2025.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first quarter of 2026 and the first quarter of 2025:

	First Quarter
(in thousands)	2026	2025
Beginning balance - allowance for credit losses	$5,226	$9,524
Additions charged to expenses and as a reduction to net sales	1,514	290
Deductions	(514)	(1,079)
Ending balance - allowance for credit losses	$6,226	$8,735

4.    Segments

The Company evaluates segment reporting in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (the “CODM”). The Company has concluded the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, as a group, represent the CODM. Segment asset information is not provided to the CODM.

The Company has two operating segments, each identified by its unique products and services. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The accounting policies of the Nonalcoholic Beverages operating segment are the same as those described in the summary of significant accounting policies presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2025. The additional operating segment, which includes the Red Classic subsidiaries, does not meet the quantitative threshold for separate reporting and, therefore, has been reported as “All Other.”

Previously, the Company had three operating segments, Nonalcoholic Beverages and two additional operating segments, which included Data Ventures, Inc. and the Red Classic subsidiaries. Since the two additional operating segments did not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, they were combined into “All Other.” As of December 31, 2025, the Data Ventures, Inc. operating segment was liquidated, dissolved and merged into the Nonalcoholic

Beverages operating segment. For reporting purposes, all prior periods presented have been retroactively adjusted to reflect the dissolution of the Data Ventures, Inc. operating segment within the All Other operating segment and the merger of the Data Ventures, Inc. operating segment with the Nonalcoholic Beverages operating segment.

The CODM uses net sales, gross profit and income from operations in the annual budgeting and forecasting process. Monthly, the CODM considers budget-to-actual variances and current year to prior year variances for these profit measures when making strategic business decisions and allocating resources to Company operations.

The Company’s segment results are as follows:

	First Quarter 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,833,819	$89,480	$(76,631)	$1,846,668
Cost of goods sold	1,124,213	53,453	(58,078)	1,119,588
Gross profit	709,606	36,027	(18,553)	727,080
Selling, delivery and administrative expenses:
Payroll costs(2)	$312,904	$13,830	$—	$326,734
Fleet costs(3)	14,633	8,752	—	23,385
Depreciation and amortization expense(4)	30,534	578	—	31,112
All other segment items(5)	120,157	6,721	(18,553)	108,325
Total selling, delivery and administrative expenses	478,228	29,881	(18,553)	489,556
Income from operations	$231,378	$6,146	$—	$237,524

Total depreciation and amortization expense(4)	$51,590	$5,312	$—	$56,902

	First Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,569,097	$75,110	$(64,230)	$1,579,977
Cost of goods sold	954,935	45,293	(47,355)	952,873
Gross profit	614,162	29,817	(16,875)	627,104
Selling, delivery and administrative expenses:
Payroll costs(2)	$266,679	$12,026	$—	$278,705
Fleet costs(3)	23,827	7,683	—	31,510
Depreciation and amortization expense(4)	28,256	536	—	28,792
All other segment items(5)	108,157	6,995	(16,875)	98,277
Total selling, delivery and administrative expenses	426,919	27,240	(16,875)	437,284
Income from operations	$187,243	$2,577	$—	$189,820

Total depreciation and amortization expense(4)	$48,050	$5,323	$—	$53,373

(1)The entire net sales elimination represents net sales from the All Other operating segment to the Nonalcoholic Beverages operating segment. The entire cost of goods sold and SD&A eliminations represent costs incurred by the All Other operating segment in the generation of net sales to the Nonalcoholic Beverages operating segment.
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

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
(in thousands, except per share data)	2026	2025
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$111,556	$103,611
Less dividends:
Common Stock	14,129	19,282
Class B Common Stock	2,512	2,512
Total undistributed earnings	$94,915	$81,817

Common Stock undistributed earnings – basic	$80,589	$72,388
Class B Common Stock undistributed earnings – basic	14,326	9,429
Total undistributed earnings – basic	$94,915	$81,817

Common Stock undistributed earnings – diluted	$80,517	$72,316
Class B Common Stock undistributed earnings – diluted	14,398	9,501
Total undistributed earnings – diluted	$94,915	$81,817

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$14,129	$19,282
Common Stock undistributed earnings – basic	80,589	72,388
Numerator for basic net income per Common Stock share	$94,718	$91,670

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$2,512
Class B Common Stock undistributed earnings – basic	14,326	9,429
Numerator for basic net income per Class B Common Stock share	$16,838	$11,941

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$14,129	$19,282
Dividends on Class B Common Stock assumed converted to Common Stock	2,512	2,512
Common Stock undistributed earnings – diluted	94,915	81,817
Numerator for diluted net income per Common Stock share	$111,556	$103,611

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$2,512
Class B Common Stock undistributed earnings – diluted	14,398	9,501
Numerator for diluted net income per Class B Common Stock share	$16,910	$12,013

	First Quarter
(in thousands, except per share data)	2026	2025
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	56,517	77,131
Class B Common Stock weighted average shares outstanding – basic	10,047	10,047

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	66,623	87,265
Class B Common Stock weighted average shares outstanding – diluted	10,106	10,134

Basic net income per share:
Common Stock	$1.68	$1.19
Class B Common Stock	$1.68	$1.19

Diluted net income per share:
Common Stock	$1.67	$1.19
Class B Common Stock	$1.67	$1.19

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
(6)On November 7, 2025, the Company entered into the Repurchase Agreement with the Seller, The Coca-Cola Company and J. Frank Harrison, III, pursuant to which the Company agreed to purchase and the Seller agreed to sell all 18,835,460 of the Seller’s shares of Common Stock.
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
(8)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The share repurchase authorization is discretionary and has no expiration date. There were no shares of Common Stock repurchased under the Share Repurchase Program during the first quarter of 2026. As of April 3, 2026, the total remaining authorization under the Share Repurchase Program was $136.3 million.

6.    Inventories

Inventories consisted of the following:

(in thousands)	April 3, 2026	December 31, 2025
Finished products	$265,238	$218,380
Manufacturing materials	80,609	73,825
Plastic shells, plastic pallets and other inventories	42,893	44,196
Total inventories	$388,740	$336,401

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	April 3, 2026	December 31, 2025
Repair parts	$34,645	$35,109
Prepaid taxes	19,135	19,952
Prepaid software	12,676	11,940
Prepaid marketing	6,511	5,545
Commodity hedges at fair market value	16,634	4,242
Other prepaid expenses and other current assets	32,230	31,880
Total prepaid expenses and other current assets	$121,831	$108,668

8.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	April 3, 2026	December 31, 2025	Estimated Useful Lives
Land	$142,547	$138,309
Buildings	541,316	534,167	8-50 years
Machinery and equipment	664,889	663,064	5-20 years
Transportation equipment	761,396	743,325	3-20 years
Furniture and fixtures	113,971	110,819	3-10 years
Cold drink dispensing equipment	467,988	466,537	3-17 years
Leasehold and land improvements	225,899	217,833	5-20 years
Software for internal use	28,620	23,567	3-10 years
Construction in progress	57,419	53,307
Total property, plant and equipment, at cost	3,004,045	2,950,928
Less: Accumulated depreciation and amortization	1,377,582	1,346,323
Total property, plant and equipment, net	$1,626,463	$1,604,605

9.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	April 3, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	6.3 years	6.4 years
Financing leases	4.0 years	4.1 years
Weighted average discount rate:
Operating leases	4.4%	4.4%
Financing leases	4.9%	4.8%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	First Quarter
(in thousands)	2026	2025
Operating lease costs	$7,034	$6,594
Short-term and variable leases	2,268	2,087
Depreciation expense from financing leases	102	411
Interest expense on financing lease obligations	20	58
Total lease cost	$9,424	$9,150

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of April 3, 2026:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2026	$21,865	$471
2027	24,989	338
2028	20,407	345
2029	19,095	352
2030	11,454	268
Thereafter	33,320	—
Total minimum lease payments including interest	$131,130	$1,774
Less: Amounts representing interest	17,021	167
Present value of minimum lease principal payments	114,109	1,607
Less: Current portion of lease liabilities	24,063	489
Noncurrent portion of lease liabilities	$90,046	$1,118

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2025:

(in thousands)	Operating Leases	Financing Leases
2026	$28,530	$627
2027	24,969	338
2028	20,403	345
2029	19,095	352
2030	11,447	268
Thereafter	33,290	—
Total minimum lease payments including interest	$137,734	$1,930
Less: Amounts representing interest	18,246	186
Present value of minimum lease principal payments	119,488	1,744
Less: Current portion of lease liabilities	24,412	556
Noncurrent portion of lease liabilities	$95,076	$1,188

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Quarter
(in thousands)	2026	2025
Cash flows from operating activities impact:
Operating leases	$7,436	$6,243
Interest payments on financing lease obligations	20	58
Total cash flows from operating activities impact	$7,456	$6,301

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$137	$650
Total cash flows from financing activities impact	$137	$650

10.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	April 3, 2026	December 31, 2025
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	229,054	222,831
Distribution agreements, net	$761,137	$767,360

11.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	April 3, 2026	December 31, 2025
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	21,436	21,031
Customer lists, net	$3,852	$4,257

12.    Supply Chain Finance Program

The Company has an agreement with a third-party financial institution to facilitate a supply chain finance program (the “SCF program”), which allows qualifying suppliers to sell their receivables from the Company to the financial institution. The participating suppliers negotiate their outstanding receivable arrangements and associated fees directly with the financial institution, and the Company is not party to those agreements. Once a qualifying supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices it sells to the financial institution. A supplier participating in the SCF program may sell its invoices to the financial institution for payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company’s current payment terms with most of its suppliers are 90 days. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF program.

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $88.1 million as of April 3, 2026 and $66.6 million as of December 31, 2025.

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	April 3, 2026	December 31, 2025
Current portion of acquisition related contingent consideration	$71,119	$74,938
Accrued insurance costs	70,697	68,181
Accrued marketing costs	54,339	62,467
Employee and retiree benefit plan accruals	36,625	35,308
Accrued excise taxes related to share repurchases	27,972	27,972
Accrued interest payable	26,189	10,558
Accrued taxes (other than income taxes)	8,529	6,485
All other accrued expenses	24,025	21,328
Total other accrued liabilities	$319,495	$307,237

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

	First Quarter
(in thousands)	2026	2025
Cost of sales	$2,498	$(799)
Selling, delivery and administrative expenses	10,377	165
Total gain (loss)	$12,875	$(634)

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

(in thousands)	April 3, 2026	December 31, 2025
Assets:
Prepaid expenses and other current assets	$16,634	$4,242
Other assets	561	—
Total assets	$17,195	$4,242

Liabilities:
Other liabilities	$120	$—
Other accrued liabilities	—	42
Total liabilities	$120	$42

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	April 3, 2026	December 31, 2025
Gross commodity derivative instrument assets	$24,838	$4,994
Gross commodity derivative instrument liabilities	7,763	794

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	April 3, 2026	December 31, 2025
Notional amount of outstanding commodity derivative instruments	$7,753	$12,714
Latest maturity date of outstanding commodity derivative instruments	June 2027	December 2026

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

Financial Instrument	Fair Value Level	Methods and Assumptions
Deferred compensation plan assets and liabilities	Level 1	The fair value of the Company’s nonqualified deferred compensation plan for certain executives and other highly compensated employees is based on the fair values of associated assets and liabilities, which are held in mutual funds and are based on the quoted market prices of the securities held within the mutual funds.
Interest rate swaps	Level 2	The fair values of the Company’s interest rate swaps are determined using standard calculations and valuation models. The significant inputs used in these standard calculations/valuation models are readily available in public markets or can be derived from observable market transactions and, therefore, have been classified as Level 2. Inputs used in these standard calculations/valuation models for derivative instruments include swap rates, interest rates and discount rates. The discount rates are based on the historical U.S. deposit rates, U.S. Treasury rates and/or U.S. swap rates. The Company’s credit risk related to the interest rate swaps is managed by requiring high standards for its counterparties and periodic settlements.
Commodity derivative instruments	Level 2	The fair values of the Company’s commodity derivative instruments are based on current settlement values at each balance sheet date, which represent the estimated amounts the Company would have received or paid upon termination of those instruments. The Company’s credit risk related to the commodity derivative instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair values of commodity derivative instruments.
Debt	Level 2	The carrying amounts of the Company’s variable rate debt approximate the fair values due to variable interest rates with short reset periods. The fair values of the Company’s fixed rate debt are based on estimated current market prices.
Acquisition related contingent consideration	Level 3	The fair value of the Company’s acquisition related contingent consideration is based on internal forecasts and the weighted average cost of capital (“WACC”) derived from market data.

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, interest rate swaps, debt and acquisition related contingent consideration:

	April 3, 2026
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$95,339	$95,339	$95,339	$—	$—
Commodity derivative instruments	17,195	17,195	—	17,195	—
Interest rate swaps	1,521	1,521	—	1,521	—
Liabilities:
Deferred compensation plan liabilities	95,339	95,339	95,339	—	—
Commodity derivative instruments	120	120	—	120	—
Debt	2,637,148	2,691,300	—	2,691,300	—
Acquisition related contingent consideration	753,029	753,029	—	—	753,029

	December 31, 2025
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$95,195	$95,195	$95,195	$—	$—
Commodity derivative instruments	4,242	4,242	—	4,242	—
Liabilities:
Deferred compensation plan liabilities	95,195	95,195	95,195	—	—
Debt	2,786,009	2,848,500	—	2,848,500	—
Acquisition related contingent consideration	717,908	717,908	—	—	717,908
Commodity derivative instruments	42	42	—	42	—

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	First Quarter
(in thousands)	2026	2025
Beginning balance - Level 3 liability	$717,908	$654,191
Payments of acquisition related contingent consideration	(19,070)	(19,819)
Reclassification to current payables	800	4,700
Increase in fair value	53,391	42,728
Ending balance - Level 3 liability	$753,029	$681,800

As of April 3, 2026 and March 28, 2025, a WACC of 8.1% and 9.0%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability during the first quarter of 2026 was driven by a decrease in the WACC used to calculate the fair value of the liability from 8.5% as of December 31, 2025 and higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first quarter of 2026.

For 2026, the Company estimates the annual sub-bottling payments will be in the range of approximately $75 million to $80 million. For the next five future years (beginning with fiscal year 2027), the Company anticipates that the amount it could pay annually will be in the range of approximately $50 million to $65 million.

16.    Income Taxes

The Company’s effective income tax rate was 26.2% for the first quarter of 2026 and 25.7% for the first quarter of 2025. The Company’s income tax expense was $39.7 million for the first quarter of 2026 and $35.9 million for the first quarter of 2025. The increase in income tax expense was primarily attributable to higher income before taxes during the first quarter of 2026 compared to the first quarter of 2025.

The Company had uncertain tax positions, including accrued interest, of $0.5 million on both April 3, 2026 and December 31, 2025, all of which would affect the Company’s effective income tax rate if recognized.

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

The components of net periodic pension cost were as follows:

	First Quarter
(in thousands)	2026	2025
Service cost	$993	$973
Interest cost	760	653
Expected return on plan assets	(964)	(820)
Recognized net actuarial gain	—	(9)
Amortization of prior service costs	9	4
Net periodic pension cost	$798	$801

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company did not make any contributions to the Bargaining Plan during the first quarter of 2026. The Company expects to make cash contributions to the Bargaining Plan of up to $5.0 million during 2026.

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

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
(in thousands)	2026	2025
Service cost	$310	$323
Interest cost	967	857
Recognized net actuarial loss	243	—
Net periodic postretirement benefit cost	$1,520	$1,180

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	April 3, 2026	December 31, 2025
Noncurrent portion of acquisition related contingent consideration	$681,910	$642,970
Accruals for executive benefit plans	159,636	176,506
Noncurrent deferred proceeds from related parties	93,282	94,048
Other	4,969	5,231
Total other liabilities	$939,797	$918,755

19.    Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	April 3, 2026	December 31, 2025
Senior notes(1)	10/10/2026	3.930%	Quarterly	Nonpublic	$100,000	$100,000
Term loan facility (the “Three-Year Term Loan Facility”)(2)	12/8/2028	Variable	Monthly	Nonpublic	900,000	900,000
Senior bonds (the “2029 Senior Bonds”)(3)	6/1/2029	5.250%	Semi-annually	Public	700,000	700,000
Revolving credit facility(4)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Term loan facility (the “Five-Year Term Loan Facility”)(2)	12/6/2030	Variable	Monthly	Nonpublic	300,000	450,000
Senior bonds (the “2034 Senior Bonds”)(5)	6/1/2034	5.450%	Semi-annually	Public	500,000	500,000
Unamortized discount on senior bonds(3)(5)	Various				(1,133)	(1,201)
Debt issuance costs					(11,719)	(12,790)
Total debt					2,637,148	2,786,009
Less: Current portion of debt(1)					100,000	100,000
Total long-term debt					$2,537,148	$2,686,009

(1)As of April 3, 2026 and December 31, 2025, the senior notes maturing in 2026 were classified as current portion of debt in the condensed consolidated balance sheets.
(2)The Term Loan Facilities (as defined below) were issued in connection with the financing of the Repurchase, as further discussed in Note 2.
(3)The 2029 Senior Bonds were issued at 99.843% of par.
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

The Company entered into the Bridge Facility, dated as of November 7, 2025, providing for a 364-day senior unsecured bridge term loan facility in the aggregate principal amount of $1.20 billion to fund the Repurchase. Also on November 7, 2025, the Company borrowed $1.20 billion under the Bridge Facility, the full amount available under the Bridge Facility.

On December 8, 2025, the Company entered into a term loan agreement, providing for (i) the Three-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $900 million, maturing on December 8, 2028 and (ii) the Five-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $450 million, maturing on December 6, 2030 (collectively, the “Term Loan Facilities”). Also on December 8, 2025, the Company borrowed $1.35 billion under the Term Loan Facilities, the full amount available under the Term Loan Facilities. In conjunction with the borrowings under the Term Loan Facilities, the Company modified and extinguished the Bridge Facility discussed above, fully repaying the $1.20 billion outstanding under the Bridge Facility through a net cash settlement with the lender. On February 9, 2026, the Company repaid $150 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $300 million.

Subsequent to the end of the first quarter of 2026, on April 9, 2026, the Company repaid $75 million of the $300 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $225 million.

The indenture under which the 2029 Senior Bonds and the 2034 Senior Bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility and the

Term Loan Facilities, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio (each as defined in the respective agreement). The Company was in compliance with these covenants as of April 3, 2026. These covenants have not restricted the Company’s liquidity or capital resources.

On February 12, 2026, the Company entered into three $150 million fixed rate swap agreements, maturing on February 8, 2027, August 8, 2027 and February 8, 2028 to hedge a portion of the interest rate risk on the Three-Year Term Loan Facility and the Five-Year Term Loan Facility. Over the next 12 months, the Company expects approximately $1 million related to these interest rate swaps to be released from accumulated other comprehensive income (loss). These interest rate swaps are designated as cash flow hedging instruments and changes in their fair values are not expected to be material to the condensed consolidated balance sheets. Changes in the fair values of these interest rate swaps were classified as accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income. Settlements of interest rate swaps are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 7.2 million cases and 6.3 million cases of finished product from SAC in the first quarter of 2026 and the first quarter of 2025, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	First Quarter
(in thousands)	2026	2025
Purchases from Southeastern	$33,768	$27,274
Purchases from SAC	62,417	53,018
Total purchases from manufacturing cooperatives	$96,185	$80,292

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of April 3, 2026 and December 31, 2025, the ratio of SAC’s total liabilities to SAC’s shareholders’ equity was such that the Company was not required to guarantee any of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of April 3, 2026, and there was no impairment identified in 2025.

Other Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. These letters of credit totaled $47.5 million on both April 3, 2026 and December 31, 2025.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of April 3, 2026 and December 31, 2025, the future payments related to these contractual arrangements, which expire at various dates through 2035, amounted to $148.6 million and $151.1 million, respectively.

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

21.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI(L)”) is composed of adjustments to the Company’s pension and postretirement medical benefit plans, unrealized gains/losses on the Company’s interest rate swap agreements and unrealized gains/losses on the Company’s available-for-sale short-term investments.

Following is a summary of AOCI(L) for the first quarter of 2026 and the first quarter of 2025:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2025	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	April 3, 2026
Net pension activity:
Actuarial gain	$4,439	$—	$—	$—	$—	$4,439
Prior service costs	(167)	—	—	9	(3)	(161)
Net postretirement benefits activity:
Actuarial loss	(4,844)	—	—	243	(59)	(4,660)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swaps	—	1,521	(373)	—	—	1,148
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(6,005)	$1,521	$(373)	$252	$(62)	$(4,667)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2024	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	March 28, 2025
Net pension activity:
Actuarial gain	$4,418	$—	$—	$(9)	$3	$4,412
Prior service costs	(85)	—	—	4	(1)	(82)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	—	—	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain on short-term investments	25	(14)	3	—	—	14
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$1,885	$(14)	$3	$(5)	$2	$1,871

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
(in thousands)	2026	2025
Accounts receivable, trade	$(24,520)	$10,467
Allowance for doubtful accounts	1,200	(664)
Accounts receivable from The Coca‑Cola Company	(47,371)	(6,814)
Accounts receivable, other	13,489	(4,595)
Inventories	(52,339)	(9,819)
Prepaid expenses and other current assets	(11,642)	114
Short-term investments	—	(1,451)
Accounts payable, trade	49,403	9,572
Accounts payable to The Coca‑Cola Company	97,394	47,630
Other accrued liabilities	12,258	20,219
Accrued compensation	(83,961)	(84,335)
Change in current assets less current liabilities	$(46,089)	$(19,676)

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of April 3, 2026 and December 31, 2025.
•The results of operations, comprehensive income and changes in stockholders’ (deficit) equity for the three-month periods ended April 3, 2026 (the “first quarter” of fiscal 2026 (“2026”)) and March 28, 2025 (the “first quarter” of fiscal 2025 (“2025”)).
•The changes in cash flows for the first quarter of 2026 and the first quarter of 2025.

Our Business and the Nonalcoholic Beverage Industry

We distribute, market and manufacture nonalcoholic beverages in territories spanning 14 states and the District of Columbia. The Company was incorporated in 1980 and, together with its predecessors, has been in the nonalcoholic beverage manufacturing and distribution business since 1902. We are the largest Coca‑Cola bottler in the United States. Approximately 85% of our total bottle/can sales volume to retail customers consists of products of The Coca‑Cola Company, which include some of the most recognized and popular beverage brands in the world. We also distribute products for several other beverage companies, including Monster Energy Company and Keurig Dr Pepper Inc. (“Dr Pepper”). Our Purpose is to honor God in all we do, to serve others, to pursue excellence and to grow profitably. Our Common Stock, par value $1.00 per share (“Common Stock”), is traded on The Nasdaq Global Select Market under the symbol “COKE.”

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

Executive Summary

Results for the first quarter of 2026 included six additional days compared to the first quarter of 2025. For comparison purposes, the estimated impact of the six additional days in the first quarter of 2026 compared to the first quarter of 2025 has been excluded from our adjusted results, as presented in the “Adjusted Results (Non-GAAP)” section. The Company estimates the impact of the six additional days to be as follows:

First Quarter
(in millions)	2026
Volume	5.4
Net sales	$132.0
Gross profit	$55.0
SD&A expenses	$25.0
Income from operations	$30.0

Volume was up 13.4% in the first quarter of 2026, or 6.4% on an adjusted basis. Our Sparkling category volume increased 12.2% in the first quarter of 2026, or 5.3% on an adjusted basis. The strong Sparkling volume performance was driven by growth across the entire portfolio, led by our zero-sugar offerings. In addition, Coca-Cola Original Taste volume grew in the quarter. Still category volume increased 17.5% in the first quarter of 2026, or 10.2% on an adjusted basis. Dasani casepack water accounted for a significant portion of the growth within our Still category. The remaining Still category volume growth was driven by strong performance across many brands, including Monster, Powerade, BODYARMOR and smartwater. In addition, volume in the first quarter of 2026 was also higher as compared to the first quarter of 2025 due to the timing of the Easter holiday, which we estimate impacted total volume by 0.5% to 1.0%.

Net sales increased 16.9% to $1.8 billion in the first quarter of 2026, or 8.5% on an adjusted basis. The growth in net sales was primarily the result of strong volume performance and annual pricing actions executed during the first quarter of 2026, as well as a shift in the Easter holiday. Sparkling and Still net sales increased 16.7% and 18.9%, respectively, in the first quarter of 2026 compared to the first quarter of 2025. Sparkling and Still adjusted net sales increased 8.6% and 10.6%, respectively, in the first quarter of 2026 compared to the first quarter of 2025. The increase in Sparkling category net sales was driven primarily by sales of multi-pack, take-home aluminum can packages sold within our large store, club and value channels. Net sales of our single-serve Still products were especially strong in our Energy category for convenience and value store customers. Price/mix in the Still category was unfavorably impacted by the increased Dasani casepack volume, as well as slowing volume in the Protein category due to supply constraints.

Gross profit in the first quarter of 2026 was $727.1 million, an increase of $100.0 million, or 15.9%. On an adjusted basis, gross profit increased $41.7 million, or 6.6%. Gross margin in the first quarter of 2026 decreased 30 basis points to 39.4%. Adjusted gross margin in the first quarter of 2026 decreased 70 basis points to 39.1%. The reduction in gross margin resulted primarily from an increase in aluminum costs, which was caused by geopolitical conflicts, supply constraints and the impact of elevated import tariffs. This heightened volatility resulted in approximately $35 million in additional input costs compared to the first quarter of 2025, which outpaced our pricing actions executed during the first quarter.

Selling, delivery and administrative (“SD&A”) expenses in the first quarter of 2026 increased $52.3 million, or 12.0%. Approximately $25 million of the increase was related to the six additional days in the first quarter of 2026. Additionally, during the first quarter of 2026, we had a favorable, non-cash fair value adjustment to our fuel hedging positions of $10.0 million. On an adjusted basis, SD&A expenses in the first quarter of 2026 increased $37.5 million, or 8.6%. SD&A expenses as a percentage of net sales decreased to 26.5% in the first quarter of 2026 from 27.7% in the first quarter of 2025. On an adjusted basis, SD&A expenses as a percentage of net sales in the first quarter of 2026 were 27.7%, consistent with the first quarter of 2025. The increase in adjusted SD&A expenses was primarily driven by an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025. The remaining increase in adjusted SD&A expenses was primarily driven by an increase in labor costs related to annual wage adjustments and higher medical benefits.

Income from operations in the first quarter of 2026 was $237.5 million, compared to $189.8 million in the first quarter of 2025, an increase of $47.7 million, or 25.1%. On an adjusted basis, income from operations in the first quarter of 2026 was $194.6 million, an increase of $4.2 million, most of which was due to the timing of the Easter holiday. Operating margin for the first quarter of 2026 was 12.9% as compared to 12.0% for the first quarter of 2025, an increase of 90 basis points. Adjusted operating margin for the first quarter of 2026 was 11.4% as compared to 12.1% for the first quarter of 2025, a decrease of 70 basis points.

Net income in the first quarter of 2026 was $111.6 million, compared to $103.6 million in the first quarter of 2025, an increase of $7.9 million, or 7.7%. On an adjusted basis, net income in the first quarter of 2026 was $119.5 million, compared to $136.3 million in the first quarter of 2025, a decrease of $16.8 million, or 12.3%. The six additional days in the first quarter of 2026 increased net income by approximately $23 million during the quarter.

Income tax expense in the first quarter of 2026 was $39.7 million, compared to $35.9 million in the first quarter of 2025, resulting in an effective income tax rate of approximately 26% for the first quarter of 2026.

Cash flows from operations for the first quarter of 2026 were $205.3 million, compared to $198.2 million for the first quarter of 2025. During the first quarter of 2026, we repaid $150.0 million of principal on one of our term loans. In fiscal year 2026, we expect capital expenditures to be approximately $300 million.

As noted above, the first quarter of 2026 included six extra days as compared to the first quarter of 2025. The fourth quarter of 2026 will include six fewer days as compared to the fourth quarter of 2025. The full fiscal years of 2026 and 2025 have the same number of days.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company expects to continue to make significant capital investments to optimize our supply chain and to invest for future growth during 2026.

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

Optimal Route to Market: We are focused on implementing optimal methods of distribution of our products within our territories. Direct store delivery (“DSD”) is our preferred and primary route to market. Our typical DSD method uses Company-owned vehicles and warehouses, but we increasingly shifted to alternative methods of distribution, or ARTM, beginning in 2024 and intend to continue using ARTM at similar rates for the foreseeable future. For example, in instances of post-mix delivery for use in fountain machines, we have shifted, and continue to shift, our delivery method towards alternative distributors in order to enhance profitability and customer service. We receive a fee from our brand partners on these post-mix gallons delivered to locally managed customers in our territories, which is recorded as a reduction to cost of sales.

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

During the first quarter of 2026, approximately two-thirds of our post-mix gallons and less than 10% of our bottle/can volume were delivered through ARTM. These ratios are consistent with the first quarter of 2025.

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

Results of Operations

First Quarter Results

The Company’s results of operations for the first quarter of 2026 and the first quarter of 2025 are highlighted in the table below and discussed in the following paragraphs. Results for the first quarter of 2026 include six additional days compared to the first quarter of 2025.

	First Quarter
(in thousands)	2026	2025	Change
Net sales	$1,846,668	$1,579,977	$266,691
Cost of sales	1,119,588	952,873	166,715
Gross profit	727,080	627,104	99,976
Selling, delivery and administrative expenses	489,556	437,284	52,272
Income from operations	237,524	189,820	47,704
Interest expense, net	32,063	6,874	25,189
Mark-to-market on acquisition related contingent consideration	53,391	42,728	10,663
Other expense, net	851	745	106
Income before taxes	151,219	139,473	11,746
Income tax expense	39,663	35,862	3,801
Net income	111,556	103,611	7,945
Other comprehensive income (loss), net of tax	1,338	(14)	1,352
Comprehensive income	$112,894	$103,597	$9,297

Net Sales

Net sales increased $266.7 million, or 16.9%, to $1.85 billion in the first quarter of 2026, as compared to $1.58 billion in the first quarter of 2025. The six additional days in the first quarter of 2026 as compared to the first quarter of 2025 accounted for approximately $132 million of the increase in net sales during the first quarter of 2026. The remaining growth in net sales was primarily the result of increased sales volume and annual pricing actions during the first quarter of 2026, as well as a shift in the Easter holiday.

Net sales by product category were as follows:

	First Quarter
(in thousands)	2026	2025	% Change
Bottle/can sales:
Sparkling beverages	$1,089,778	$933,837	16.7%
Still beverages	605,134	509,157	18.9%
Total bottle/can sales	1,694,912	1,442,994	17.5%

Other sales:
Sales to other Coca‑Cola bottlers	92,093	85,936	7.2%
Post-mix sales and other	59,663	51,047	16.9%
Total other sales	151,756	136,983	10.8%

Total net sales	$1,846,668	$1,579,977	16.9%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	First Quarter
(in thousands)	2026	2025	% Change
Bottle/can sales volume:
Sparkling beverages	65,765	58,629	12.2%
Still beverages	21,260	18,098	17.5%
Total bottle/can sales volume	87,025	76,727	13.4%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, respond to customer demands and increase profitability, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than using Company-owned vehicles and warehouses. As a result, these cases are not included in our reported case sales volume for the first quarter of 2026 or the first quarter of 2025.

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Quarter
	2026	2025
Approximate percent of the Company’s total bottle/can sales volume:
Walmart Inc.(1)	21%	21%
The Kroger Co.(2)	15%	15%
Total approximate percent of the Company’s total bottle/can sales volume	36%	36%

Approximate percent of the Company’s total net sales:
Walmart Inc.(1)	18%	17%
The Kroger Co.(2)	12%	12%
Total approximate percent of the Company’s total net sales	30%	29%

(1)Includes bottle/can sales volume related to the Walmart, Sam’s Club and Walmart Neighborhood Market chains.
(2)Includes bottle/can sales volume related to the Kroger and Harris Teeter chains.

Cost of Sales

Inputs representing a substantial portion of the Company’s cost of sales include: (i) purchases of finished products, (ii) raw material costs, including aluminum cans, plastic bottles, carbon dioxide and sweetener, (iii) concentrate costs and (iv) manufacturing costs, including labor, overhead and warehouse costs. In addition, cost of sales includes shipping, handling and fuel costs related to the movement of finished products from manufacturing plants to distribution centers, amortization expense of distribution rights, distribution fees of certain products and marketing credits and post-mix funding from our brand partners. Input costs for products we produce, including underlying commodity costs for aluminum cans, plastic bottles, carbon dioxide and sweetener, as well as labels and other packaging materials, and excluding concentrate, represent approximately 20% to 25% of total annual cost of sales.

Cost of sales increased $166.7 million, or 17.5%, to $1.12 billion in the first quarter of 2026, as compared to $952.9 million in the first quarter of 2025. The six additional days in the first quarter of 2026 as compared to the first quarter of 2025 accounted for approximately $77 million of the increase in cost of sales during the first quarter of 2026. The increase in cost of sales was also impacted by higher input costs, specifically aluminum costs, which included the uncertainty surrounding geopolitical conflicts and the impact of elevated import tariffs.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Our brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territories. Certain of these marketing, advertising and other funding expenditures are made pursuant to annual arrangements. Total funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $47.8 million in the first quarter of 2026 and $45.2 million in the first quarter of 2025.

Selling, Delivery and Administrative Expenses

SD&A expenses include the following: sales management labor costs, distribution costs resulting from transporting finished products from distribution centers to customer locations, distribution center overhead including depreciation expense, distribution center warehousing costs, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangible assets and administrative support labor and operating costs. Labor costs represent approximately two-thirds of total annual SD&A expenses.

SD&A expenses increased $52.3 million, or 12.0%, to $489.6 million in the first quarter of 2026, as compared to $437.3 million in the first quarter of 2025. The increase in SD&A expenses was primarily attributable to the six additional days in the first quarter of 2026 as compared to the first quarter of 2025, which accounted for approximately $25 million of the increase in SD&A expenses during the first quarter of 2026. Additionally, SD&A expenses increased due to an increase in labor costs related to annual wage adjustments and an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025. SD&A expenses as a percentage of net sales decreased to 26.5% in the first quarter of 2026 from 27.7% in the first quarter of 2025.

Shipping and handling costs included in SD&A expenses were approximately $216 million in the first quarter of 2026 and approximately $194 million in the first quarter of 2025. The increase in shipping and handling costs was primarily driven by the six additional days in the first quarter of 2026.

Interest Expense, Net

Interest expense, net increased $25.2 million to $32.1 million in the first quarter of 2026, as compared to $6.9 million in the first quarter of 2025. The increase in interest expense, net was driven by a reduction in interest income related to lower cash and short-term investment balances and lower interest rates in the first quarter of 2026 as compared to the first quarter of 2025. The increase was also driven by an increase in interest expense on higher debt balances in the first quarter of 2026 as compared to the first quarter of 2025.

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

Mark-to-market on acquisition related contingent consideration was an increase of $53.4 million in the first quarter of 2026 and an increase of $42.7 million in the first quarter of 2025. During the first quarter of 2026, the $53.4 million increase in the fair value of the acquisition related contingent consideration liability was driven by a decrease in the WACC used to calculate the fair value of the liability and higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments. During the first quarter of 2025, the $42.7 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by a decrease in the WACC used to calculate the fair value of the liability.

Other Expense, Net

Other expense, net was $0.9 million in the first quarter of 2026, as compared to $0.7 million in the first quarter of 2025.

Income Tax Expense

The Company’s effective income tax rate was 26.2% for the first quarter of 2026 and 25.7% for the first quarter of 2025. The Company’s income tax expense increased $3.8 million, or 10.6%, to $39.7 million for the first quarter of 2026, as compared to $35.9 million for the first quarter of 2025. The increase in income tax expense was primarily attributable to higher income before taxes during the first quarter of 2026 as compared to the first quarter of 2025.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income (loss), net of tax was income of $1.3 million in the first quarter of 2026 and $0.0 million in the first quarter of 2025.

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

The Company has two operating segments, each identified by its unique products and services. Nonalcoholic Beverages represents the vast majority of the Company’s consolidated net sales and income from operations. The accounting policies of the Nonalcoholic Beverages operating segment are the same as those described in the summary of significant accounting policies presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2025. The additional operating segment, which includes the Red Classic subsidiaries, does not meet the quantitative threshold for separate reporting and, therefore, has been reported as “All Other.”

Previously, the Company had three operating segments, Nonalcoholic Beverages and two additional operating segments, which included Data Ventures, Inc. and the Red Classic subsidiaries. Since the two additional operating segments did not meet the quantitative thresholds for separate reporting, either individually or in the aggregate, they were combined into “All Other.” As of December 31, 2025, the Data Ventures, Inc. operating segment was dissolved and merged into the Nonalcoholic Beverages operating segment. For reporting purposes, all prior periods presented have been retroactively adjusted to reflect the dissolution of the Data Ventures, Inc. operating segment within the All Other operating segment and the merger of the Data Ventures, Inc. operating segment with the Nonalcoholic Beverages operating segment.

The CODM uses net sales, gross profit and income from operations in the annual budgeting and forecasting process. Monthly, the CODM considers budget-to-actual variances and current year to prior year variances for these profit measures when making strategic business decisions and allocating resources to Company operations.

The Company’s segment results are as follows:

	First Quarter 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,833,819	$89,480	$(76,631)	$1,846,668
Cost of goods sold	1,124,213	53,453	(58,078)	1,119,588
Gross profit	709,606	36,027	(18,553)	727,080
Selling, delivery and administrative expenses:
Payroll costs(2)	$312,904	$13,830	$—	$326,734
Fleet costs(3)	14,633	8,752	—	23,385
Depreciation and amortization expense(4)	30,534	578	—	31,112
All other segment items(5)	120,157	6,721	(18,553)	108,325
Total selling, delivery and administrative expenses	478,228	29,881	(18,553)	489,556
Income from operations	$231,378	$6,146	$—	$237,524

Total depreciation and amortization expense(4)	$51,590	$5,312	$—	$56,902

	First Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,569,097	$75,110	$(64,230)	$1,579,977
Cost of goods sold	954,935	45,293	(47,355)	952,873
Gross profit	614,162	29,817	(16,875)	627,104
Selling, delivery and administrative expenses:
Payroll costs(2)	$266,679	$12,026	$—	$278,705
Fleet costs(3)	23,827	7,683	—	31,510
Depreciation and amortization expense(4)	28,256	536	—	28,792
All other segment items(5)	108,157	6,995	(16,875)	98,277
Total selling, delivery and administrative expenses	426,919	27,240	(16,875)	437,284
Income from operations	$187,243	$2,577	$—	$189,820

Total depreciation and amortization expense(4)	$48,050	$5,323	$—	$53,373

(1)The entire net sales elimination represents net sales from the All Other operating segment to the Nonalcoholic Beverages operating segment. The entire cost of goods sold and SD&A eliminations represent costs incurred by the All Other operating segment in the generation of net sales to the Nonalcoholic Beverages operating segment.
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

Results for the first quarter of 2026 include six additional days compared to the first quarter of 2025. For comparison purposes, the estimated impact of the additional selling days in the first quarter of 2026 has been excluded from our adjusted volume results and adjusted net sales results.

	First Quarter 2026
(in millions)	Sparkling	Still	Total
Volume	65.7	21.3	87.0
Volume related to extra days in fiscal period	(4.1)	(1.3)	(5.4)
Adjusted volume	61.6	20.0	81.6

	First Quarter 2025
(in millions)	Sparkling	Still	Total
Volume	58.6	18.1	76.7

Reported % Change vs. First Quarter 2025	12.2%	17.5%	13.4%
Adjusted % Change vs. First Quarter 2025	5.3%	10.2%	6.4%

	First Quarter 2026
(in millions)	Sparkling	Still	Total
Bottle/can beverage sales	$1,089.8	$605.1	$1,694.9
Bottle/can beverage sales related to extra days in fiscal period	(75.8)	(42.1)	(117.9)
Adjusted bottle/can beverage sales	$1,014.0	$563.0	$1,577.0

	First Quarter 2025
(in millions)	Sparkling	Still	Total
Bottle/can beverage sales	$933.8	$509.2	$1,443.0

Reported % Change vs. First Quarter 2025	16.7%	18.9%	17.5%
Adjusted % Change vs. First Quarter 2025	8.6%	10.6%	9.3%

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP):

	First Quarter 2026
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,846,668	$727,080	$489,556	$237,524	$151,219	$111,556	$1.68
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	53,391	40,203	0.60
Fair value adjustments for commodity derivative instruments(2)	—	(2,498)	10,377	(12,875)	(12,875)	(9,695)	(0.15)
Results of extra days in fiscal period(3)	(132,000)	(55,000)	(25,000)	(30,000)	(30,000)	(22,590)	(0.34)
Total reconciling items	(132,000)	(57,498)	(14,623)	(42,875)	10,516	7,918	0.11
Adjusted results (non-GAAP)	$1,714,668	$669,582	$474,933	$194,649	$161,735	$119,474	$1.79

	First Quarter 2025
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share(4)
Reported results (GAAP)	$1,579,977	$627,104	$437,284	$189,820	$139,473	$103,611	$1.19
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	42,728	32,174	0.37
Fair value adjustments for commodity derivative instruments(2)	—	799	165	634	634	477	—
Total reconciling items	—	799	165	634	43,362	32,651	0.37
Adjusted results (non-GAAP)	$1,579,977	$627,903	$437,449	$190,454	$182,835	$136,262	$1.56

Following is an explanation of non-GAAP adjustments:

(1)This non-cash, fair value adjustment of acquisition related contingent consideration fluctuates based on factors such as long-term interest rates and future cash flow projections of the distribution territories subject to acquisition related sub-bottling payments.
(2)The Company enters into commodity derivative instruments from time to time to hedge some of its projected purchases of aluminum, as well as some or all of its projected purchases of PET resin, diesel fuel and unleaded gasoline in order to mitigate commodity price risk. The Company accounts for its commodity derivative instruments on a mark-to-market basis.
(3)Due to the shift in the fiscal calendar, the first quarter of 2026 contained six extra days when compared to the first quarter of 2025. The fourth quarter of 2026 will include six fewer days as compared to the fourth quarter of 2025. The full fiscal years of 2026 and 2025 have the same number of days.
(4)All share or per share amounts impacting the basic net income per share amounts have been retroactively adjusted to reflect the effects of the Stock Split (as defined below) executed by the Company during the second quarter of 2025. Refer to the discussion under “Liquidity and Capital Resources” below for further details related to the Stock Split.

Financial Condition

Total assets were $4.39 billion as of April 3, 2026, which was an increase of $89.7 million from December 31, 2025. Net working capital, defined as current assets less current liabilities, was $285.3 million as of April 3, 2026, which was a decrease of $12.7 million from December 31, 2025.

Significant changes in net working capital as of April 3, 2026 as compared to December 31, 2025 were as follows:

•A decrease in cash and cash equivalents of $49.0 million, primarily as a result of the repayment of $150 million on the Five-Year Term Loan Facility (as defined below) and additions to property, plant and equipment during the first quarter of 2026, partially offset by the Company’s strong operating performance during the first quarter of 2026.
•An increase in accounts receivable from The Coca-Cola Company of $47.4 million due to the timing of cash receipts.
•An increase in inventories of $52.3 million, primarily driven by the timing of seasonal inventory levels.
•An increase in accounts payable, trade of $61.2 million, primarily driven by the timing of cash payments.
•An increase in accounts payable to The Coca-Cola Company of $97.4 million, primarily driven by the timing of cash payments.
•A decrease in accrued compensation of $84.0 million, primarily as a result of the timing of bonus and incentive payments in the first quarter of 2026.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of April 3, 2026, the Company had $232.9 million in cash and cash equivalents. The Company’s cash equivalent balance as of April 3, 2026 consisted predominantly of investments in money market funds. As of April 3, 2026, the Company did not have any short-term investments. Historically, short-term investments have consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

On November 7, 2025, the Company entered into a purchase agreement (the “Repurchase Agreement”) with Carolina Coca-Cola Bottling Investments, Inc. (the “Seller”), an indirect wholly owned subsidiary of The Coca‑Cola Company, The Coca‑Cola Company and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, pursuant to which the Company agreed to purchase and the Seller agreed to sell all of the Seller’s shares of Common Stock for a cash payment in the aggregate amount of $2.40 billion (the “Repurchase”). The closing of the Repurchase also occurred on November 7, 2025. The Company funded the purchase price for the Repurchase with cash on hand and a term loan obtained under a certain bridge loan agreement (the “Bridge Facility”), as further discussed below.

Upon completion of the Repurchase, the 18,835,460 shares of Common Stock repurchased from the Seller were retired and recorded as a reduction to Common Stock at par value, with the excess of carrying value over par value recorded as a deduction from retained (deficit) earnings. As a result, the Company was in a deficit position as of April 3, 2026. This deficit position does not impact the Company’s ability to pay dividends.

On March 4, 2025, the Company announced that its Board of Directors had approved a 10-for-1 forward stock split (the “Stock Split”) of Common Stock and its Class B Common Stock, par value $1.00 per share (“Class B Common Stock”). The Stock Split was effected through an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”). The Amendment also effected a proportionate increase in the number of authorized shares of Common Stock and Class B Common Stock. The Amendment obtained stockholder approval at the Company’s 2025 Annual Meeting of Stockholders, which took place on May 13, 2025. Each stockholder of record as of the close of business on May 16, 2025 received nine additional shares for each share of Common Stock or Class B Common Stock held as of such date reflected in the stockholder’s account on May 23, 2025. Trading began on a split-adjusted basis on May 27, 2025. The par value per share of Common Stock and Class B Common Stock remains unchanged.

On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. During the first quarter of 2026, the Company did not repurchase any shares of Common Stock under the Share Repurchase Program. As of April 3, 2026, the total remaining authorization under the Share Repurchase Program was $136.3 million.

The Company’s debt as of April 3, 2026 and December 31, 2025 was as follows:

(in thousands)	Maturity Date	April 3, 2026	December 31, 2025
Senior notes(1)	10/10/2026	$100,000	$100,000
Term loan facility (the “Three-Year Term Loan Facility”)(2)	12/8/2028	900,000	900,000
Senior bonds (the “2029 Senior Bonds”)(3)	6/1/2029	700,000	700,000
Revolving credit facility(4)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Term loan facility (the “Five-Year Term Loan Facility”)(2)	12/6/2030	300,000	450,000
Senior bonds (the “2034 Senior Bonds”)(5)	6/1/2034	500,000	500,000
Unamortized discount on senior bonds(3)(5)	Various	(1,133)	(1,201)
Debt issuance costs		(11,719)	(12,790)
Total debt		2,637,148	2,786,009
Less: Current portion of debt(1)		100,000	100,000
Total long-term debt		$2,537,148	$2,686,009

(1)As of April 3, 2026 and December 31, 2025, the senior notes maturing in 2026 were classified as current portion of debt in the condensed consolidated balance sheets.
(2)The Term Loan Facilities (as defined below) were issued in connection with the financing of the Repurchase, as further discussed above.
(3)The 2029 Senior Bonds were issued at 99.843% of par.

(4)The Company’s revolving credit facility has an aggregate maximum borrowing capacity of $500 million. The Company currently believes all banks participating in the revolving credit facility have the ability to and will meet any funding requests from the Company.
(5)The 2034 Senior Bonds were issued at 99.893% of par.

The Company entered into the Bridge Facility, dated as of November 7, 2025, providing for a 364-day senior unsecured bridge term loan facility in the aggregate principal amount of $1.20 billion to fund the Repurchase. Also on November 7, 2025, the Company borrowed $1.20 billion under the Bridge Facility, the full amount available under the Bridge Facility.

On December 8, 2025, the Company entered into a term loan agreement, providing for (i) the Three-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $900 million, maturing on December 8, 2028 and (ii) the Five-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $450 million, maturing on December 6, 2030 (collectively, the “Term Loan Facilities”). Also on December 8, 2025, the Company borrowed $1.35 billion under the Term Loan Facilities, the full amount available under the Term Loan Facilities. In conjunction with the borrowings under the Term Loan Facilities, the Company modified and extinguished the Bridge Facility discussed above, fully repaying the $1.20 billion outstanding under the Bridge Facility through a net cash settlement with the lender. On February 9, 2026, the Company repaid $150 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $300 million.

Subsequent to the end of the first quarter of 2026, on April 9, 2026, the Company repaid $75 million of the $300 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $225 million.

The indenture under which the 2029 Senior Bonds and the 2034 Senior Bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility and the Term Loan Facilities, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio (each as defined in the respective agreement). The Company was in compliance with these covenants as of April 3, 2026. These covenants have not restricted the Company’s liquidity or capital resources.

On February 12, 2026, the Company entered into three $150 million fixed rate swap agreements, maturing on February 8, 2027, August 8, 2027 and February 8, 2028 to hedge a portion of the interest rate risk on the Three-Year Term Loan Facility and the Five-Year Term Loan Facility. Over the next 12 months, the Company expects approximately $1 million related to these interest rate swaps to be released from accumulated other comprehensive income (loss). These interest rate swaps are designated as cash flow hedging instruments and changes in their fair values are not expected to be material to the condensed consolidated balance sheets. Changes in the fair values of these interest rate swaps were classified as accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of April 3, 2026, the Company’s credit ratings and outlook for its debt were as follows:

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

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	First Quarter
(in thousands)	2026	2025
Beginning balance - Level 3 liability	$717,908	$654,191
Payments of acquisition related contingent consideration	(19,070)	(19,819)
Reclassification to current payables	800	4,700
Increase in fair value	53,391	42,728
Ending balance - Level 3 liability	$753,029	$681,800

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Quarter
(in thousands)	2026	2025
Cash Sources:
Net cash provided by operating activities(1)	$205,273	$198,171
Proceeds from the sale of property, plant and equipment	113	157
Proceeds from the disposal of short-term investments	—	112,755
Total cash sources	$205,386	$311,083

Cash Uses:
Payments on term loan facility	$150,000	$—
Additions to property, plant and equipment	63,112	97,866
Payments of acquisition related contingent consideration	19,070	19,819
Cash dividends paid	16,641	21,794
Investment in equity method investees	5,339	4,584
Payments on financing lease obligations	137	650
Debt issuance fees	58	232
Purchases of short-term investments	—	150,157
Total cash uses	$254,357	$295,102
Net (decrease) increase in cash and cash equivalents during period	$(48,971)	$15,981

(1)Net cash provided by operating activities in the first quarter of 2026 included net income tax payments of $2.0 million and net interest payments of $18.3 million. Net cash provided by operating activities in the first quarter of 2025 included net income tax payments of $1.9 million and net interest payments of $2.5 million.

Cash Flows from Operating Activities

During the first quarter of 2026, cash provided by operating activities was $205.3 million, which was an increase of $7.1 million as compared to the first quarter of 2025.

Cash Flows from Investing Activities

During the first quarter of 2026, cash used in investing activities was $68.3 million, which was a decrease of $71.4 million as compared to the first quarter of 2025. The decline in cash used in investing activities was primarily a result of the disposal of short-term investments during 2025. There were no purchases of short-term investments in the first quarter of 2026 compared to purchases of short-term investments of $150.2 million in the first quarter of 2025.

Additions to property, plant and equipment were $63.1 million during the first quarter of 2026 and $97.9 million during the first quarter of 2025. There were $44.4 million and $28.0 million of additions to property, plant and equipment accrued in accounts payable, trade as of April 3, 2026 and March 28, 2025, respectively.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2026 will be approximately $300 million.

Cash Flows from Financing Activities

During the first quarter of 2026, cash used in financing activities was $185.9 million, which was an increase of $143 million as compared to the first quarter of 2025. The increase in cash used in financing activities was primarily driven by the repayment of $150 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility.

The Company had cash payments for acquisition related contingent consideration of $19.1 million during the first quarter of 2026 and $19.8 million during the first quarter of 2025. For the next five future years, the Company anticipates that the amount it could pay annually under the acquisition related contingent consideration arrangements for the distribution territories subject to acquisition related sub-bottling payments will be in the range of approximately $50 million to $65 million.

Commodity Hedging Activities

The Company uses commodity derivative instruments, where practicable, to manage its exposure to fluctuations in certain commodity prices. Fees paid by the Company for commodity derivative instruments are amortized over the corresponding period of each instrument. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

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

	First Quarter
(in thousands)	2026	2025
(Decrease) increase in cost of sales	$(4,312)	$993
(Decrease) increase in SD&A expenses	(11,953)	67
Net impact	$(16,265)	$1,060

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by the Company, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: increased costs (including due to inflation or uncertainty around tariffs) or disruption, unavailability or shortages of raw materials, fuel and other supplies; the reliance on purchased finished products from external sources; changes in public and consumer perception and preferences, including concerns related to product safety and sustainability, artificial ingredients, brand reputation and obesity; changes in government regulations related to nonalcoholic beverages, including regulations related to obesity, public health, artificial ingredients, recycling, sustainability, product safety and benefit programs, including SNAP; decreases from historic levels of marketing funding support provided to us by The Coca‑Cola Company and other beverage companies; material changes in the performance requirements for marketing funding support or our inability to meet such requirements; decreases from historic levels of advertising, marketing and product innovation spending by The Coca‑Cola Company and other beverage companies, or advertising campaigns that are negatively perceived by the public; any failure of the several Coca‑Cola system governance entities of which we are a participant to function efficiently or in our best interest and any failure or delay of ours to receive anticipated benefits from these governance entities; provisions in our beverage distribution and manufacturing agreements with The Coca‑Cola Company that could delay or prevent a change in control of us or a sale of our Coca‑Cola distribution or manufacturing businesses; the concentration of our capital stock ownership; our inability to meet requirements under our beverage distribution and manufacturing agreements; changes in the inputs used to calculate our acquisition related contingent consideration liability; technology failures or cyberattacks on our information technology systems or our effective response to technology failures or cyberattacks on our third-party service providers’, business partners’, customers’, suppliers’ or other third parties’ information technology systems; unfavorable changes in the general economy; changes in trade policies, including the imposition of, or increase in, tariffs on imported goods; the concentration risks among our customers and suppliers; lower than expected net pricing of our products resulting from continued and increased customer and competitor consolidations and marketplace competition; the effect of changes in our level of debt, borrowing costs and credit ratings on our access to capital and credit markets, operating flexibility and ability to obtain additional financing to fund future needs; the failure to attract, train and retain qualified employees while controlling labor costs and other labor issues; the failure to maintain productive relationships with our employees covered by collective bargaining agreements, including failing to renegotiate collective bargaining agreements; changes in accounting standards; our use of estimates and assumptions; changes in tax laws, disagreements with tax authorities or additional tax liabilities; changes in legal contingencies; natural disasters, changing weather patterns and unfavorable weather, or the increased frequency of any such events due to climate change, and public expectations around combatting climate change or legislative or regulatory responses to such change; and the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for 2025 and elsewhere in this report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate volatility with regard to existing issuances of debt, including its revolving credit facility and the Term Loan Facilities. The Company had outstanding borrowings under the Term Loan Facilities in the first quarter of 2026 totaling $1.20 billion. Based on the Company’s variable rate debt and fixed rate interest rate swaps outstanding as of April 3, 2026, we estimate a 1% increase in interest rates would increase annual interest expense by $7.8 million. As of December 31, 2025, the Company had outstanding borrowings under the Term Loan Facilities totaling $1.35 billion and estimated a 1% increase in interest rates would increase annual interest expense by $13.5 million.

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

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its input costs, which predominately relate to our Sparkling products. The Company estimates a 10% increase in the market prices of its key commodities, including aluminum, PET resin and high-fructose corn syrup, and excluding concentrate, over the current market prices would cumulatively increase costs during the next 12 months by approximately $35 million to $45 million assuming no change in volume.

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including portions of our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $10 million as of April 3, 2026.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of each agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 3.3% in March 2026, as compared to 2.7% in December 2025 and 2.9% in December 2024. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2026.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 3, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10‑K for 2025.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended April 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: May 6, 2026	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Chief Financial Officer and Chief Accounting Officer