Form 10-Q
period 2026-07-03
Coca-Cola Consolidated, Inc.
filed 2026-08-05
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 24, 2026, there were 56,517,334 shares of the registrant’s Common Stock, par value $1.00 per share, and 10,046,960 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2026

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		First Half
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$2,052,420	$1,855,519	$3,899,088	$3,435,496
Cost of sales	1,274,007	1,113,023	2,393,595	2,065,896
Gross profit	778,413	742,496	1,505,493	1,369,600
Selling, delivery and administrative expenses	507,074	470,412	996,630	907,696
Income from operations	271,339	272,084	508,863	461,904
Interest expense, net	30,481	5,948	62,544	12,822
Mark-to-market on acquisition related contingent consideration	24,723	12,390	78,114	55,118
Other expense, net	1,015	754	1,866	1,499
Income before taxes	215,120	252,992	366,339	392,465
Income tax expense	56,299	65,605	95,962	101,467
Net income	$158,821	$187,387	$270,377	$290,998

Basic net income per share:
Common Stock	$2.39	$2.15	$4.06	$3.34
Weighted average number of Common Stock shares outstanding	56,517	76,969	56,517	77,048

Class B Common Stock	$2.39	$2.15	$4.06	$3.34
Weighted average number of Class B Common Stock shares outstanding	10,047	10,047	10,047	10,047

Diluted net income per share:
Common Stock	$2.38	$2.15	$4.06	$3.34
Weighted average number of Common Stock shares outstanding – assuming dilution	66,649	87,157	66,649	87,236

Class B Common Stock	$2.38	$2.15	$4.05	$3.33
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	10,132	10,188	10,132	10,188

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.50	$0.50
Class B Common Stock	$0.25	$0.25	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Net income	$158,821	$187,387	$270,377	$290,998

Other comprehensive income (loss), net of tax:
Defined benefit plan reclassification including pension costs:
Actuarial loss	—	(6)	—	(12)
Prior service credits	6	3	12	6
Postretirement benefits reclassification including benefit costs:
Actuarial gain	184	—	368	—
Interest rate swap	970	—	2,118	—
Net change in unrealized gain/loss on short-term investments	—	(29)	—	(40)
Other comprehensive income (loss), net of tax	1,160	(32)	2,498	(46)
Comprehensive income	$159,981	$187,355	$272,875	$290,952

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	July 3, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$171,687	$281,918
Accounts receivable, trade	709,020	585,777
Allowance for doubtful accounts	(13,341)	(11,176)
Accounts receivable from The Coca‑Cola Company	126,346	70,197
Accounts receivable, other	55,577	54,889
Inventories	371,185	336,401
Prepaid expenses and other current assets	106,174	108,668
Total current assets	1,526,648	1,426,674
Property, plant and equipment, net	1,638,914	1,604,605
Right-of-use assets - operating leases	105,859	116,611
Leased property under financing leases, net	957	1,160
Other assets	235,828	216,428
Goodwill	165,903	165,903
Distribution agreements, net	754,915	767,360
Customer lists, net	3,451	4,257
Total assets	$4,432,475	$4,302,998

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Current portion of obligations under operating leases	$23,637	$24,412
Current portion of obligations under financing leases	422	556
Accounts payable, trade	425,076	359,107
Accounts payable to The Coca‑Cola Company	299,256	182,446
Other accrued liabilities	298,033	307,237
Accrued compensation	113,817	154,899
Current portion of debt	100,000	100,000
Total current liabilities	1,260,241	1,128,657
Deferred income taxes	137,432	143,738
Pension and postretirement benefit obligations	69,984	69,298
Other liabilities	965,914	918,755
Noncurrent portion of obligations under operating leases	84,875	95,076
Noncurrent portion of obligations under financing leases	1,047	1,188
Long-term debt	2,413,112	2,686,009
Total liabilities	4,932,605	5,042,721
Commitments and Contingencies
(Deficit)/Equity:
Common Stock, $1.00 par value: 300,000,000 shares authorized; 56,517,334 shares issued	56,517	56,517
Class B Common Stock, $1.00 par value: 100,000,000 shares authorized; 10,046,960 shares issued	10,047	10,047
Additional paid-in capital	23,764	23,764
Retained deficit	(586,951)	(824,046)
Accumulated other comprehensive loss	(3,507)	(6,005)
Total (deficit)/equity	(500,130)	(739,723)
Total liabilities and (deficit)/equity	$4,432,475	$4,302,998

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Half
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$270,377	$290,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	103,334	96,413
Amortization of intangible assets and deferred proceeds, net	11,719	11,725
Fair value adjustment of acquisition related contingent consideration	78,114	55,118
Deferred income taxes	(7,119)	(15,985)
Loss (gain) on sale of property, plant and equipment	3,702	(1,856)
Amortization of debt costs	2,443	1,663
Change in current assets less current liabilities	(39,707)	(17,821)
Change in other noncurrent assets	704	4,048
Change in other noncurrent liabilities	(2,920)	(18,082)
Total adjustments	150,270	115,223
Net cash provided by operating activities	$420,647	$406,221

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(147,354)	$(157,383)
Investment in equity method investees	(9,927)	(10,594)
Proceeds from the sale of property, plant and equipment	334	6,277
Proceeds from the disposal of short-term investments	—	224,485
Purchases of short-term investments	—	(270,144)
Net cash used in investing activities	$(156,947)	$(207,359)

Cash Flows from Financing Activities:
Payments on term loan facility	$(275,000)	$—
Payments of acquisition related contingent consideration	(37,126)	(35,209)
Cash dividends paid	(33,282)	(43,589)
Payments related to share repurchases	(27,972)	(34,410)
Debt issuance fees	(276)	(233)
Payments on financing lease obligations	(275)	(1,320)
Net cash used in financing activities	$(373,931)	$(114,761)

Net (decrease) increase in cash and cash equivalents during period	$(110,231)	$84,101
Cash and cash equivalents at beginning of period	281,918	1,135,824
Cash and cash equivalents at end of period	$171,687	$1,219,925

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$27,359	$34,789
Right-of-use assets obtained in exchange for operating lease obligations	837	6,197

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Deficit
Balance on April 3, 2026	$56,517	$10,047	$23,764	$(729,131)	$(4,667)	$—	$—	$(643,470)
Net income	—	—	—	158,821	—	—	—	158,821
Other comprehensive income, net of tax	—	—	—	—	1,160	—	—	1,160
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(14,129)	—	—	—	(14,129)
Class B Common Stock ($0.25 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Balance on July 3, 2026	$56,517	$10,047	$23,764	$(586,951)	$(3,507)	$—	$—	$(500,130)

Balance on December 31, 2025	$56,517	$10,047	$23,764	$(824,046)	$(6,005)	$—	$—	$(739,723)
Net income	—	—	—	270,377	—	—	—	270,377
Other comprehensive income, net of tax	—	—	—	—	2,498	—	—	2,498
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(28,258)	—	—	—	(28,258)
Class B Common Stock ($0.50 per share)	—	—	—	(5,024)	—	—	—	(5,024)
Balance on July 3, 2026	$56,517	$10,047	$23,764	$(586,951)	$(3,507)	$—	$—	$(500,130)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on March 28, 2025	$108,327	$16,328	$23,764	$1,477,000	$1,871	$(127,467)	$(409)	$1,499,414
Net income	—	—	—	187,387	—	—	—	187,387
Other comprehensive loss, net of tax	—	—	—	—	(32)	—	—	(32)
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(19,283)	—	—	—	(19,283)
Class B Common Stock ($0.25 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Share repurchases	—	—	—	—	—	(34,755)	—	(34,755)
Balance on June 27, 2025	$108,327	$16,328	$23,764	$1,642,592	$1,839	$(162,222)	$(409)	$1,630,219

Balance on December 31, 2024	$108,327	$16,328	$23,764	$1,395,183	$1,885	$(127,467)	$(409)	$1,417,611
Net income	—	—	—	290,998	—	—	—	290,998
Other comprehensive income, net of tax	—	—	—	—	(46)	—	—	(46)
Dividends declared:
Common Stock ($0.50 per share)	—	—	—	(38,565)	—	—	—	(38,565)
Class B Common Stock ($0.50 per share)	—	—	—	(5,024)	—	—	—	(5,024)
Share repurchases	—	—	—	—	—	(34,755)	—	(34,755)
Balance on June 27, 2025	$108,327	$16,328	$23,764	$1,642,592	$1,839	$(162,222)	$(409)	$1,630,219

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of July 3, 2026 and December 31, 2025.
•The results of operations, comprehensive income and changes in stockholders’ (deficit) equity for the three-month periods ended July 3, 2026 (the “second quarter” of fiscal 2026 (“2026”)) and June 27, 2025 (the “second quarter” of fiscal 2025 (“2025”)) and the six-month periods ended July 3, 2026 (the “first half” of 2026) and June 27, 2025 (the “first half” of 2025).
•The changes in cash flows for the first half of 2026 and the first half of 2025.

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

2.    Related Party Transactions

J. Frank Harrison, III

As of July 3, 2026, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 10,043,940 shares of Class B Common Stock, which represented approximately 78% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis.

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

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Payments made by the Company to The Coca-Cola Company(1)	$636,604	$604,600	$1,155,855	$1,047,856
Payments made by The Coca-Cola Company to the Company	89,497	88,999	143,204	169,044

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

Acquisition related sub-bottling payments to CCR were $37.1 million in the first half of 2026 and $35.2 million in the first half of 2025. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	July 3, 2026	December 31, 2025
Current portion of acquisition related contingent consideration	$71,054	$74,938
Noncurrent portion of acquisition related contingent consideration	689,342	642,970
Total acquisition related contingent consideration	$760,396	$717,908

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.5 million as of July 3, 2026 and $21.3 million as of December 31, 2025.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $39.9 million as of July 3, 2026 and $35.0 million as of December 31, 2025. The Company also guarantees a portion of SAC’s debt. As of both July 3, 2026 and December 31, 2025, the Company was not required to guarantee any of SAC’s debt. See Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $5.0 million in the first half of 2026 and $4.8 million in the first half of 2025.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $21.3 million on July 3, 2026 and $17.3 million on December 31, 2025, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $30.1 million as of July 3, 2026 and $30.2 million as of December 31, 2025.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $12.8 million in the first half of 2026 and $12.2 million in the first half of 2025.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and each of Morgan H. Everett, Vice Chair of the Company’s Board of Directors, and the spouse of Ellison C. Glenn, the Company’s Chief Sales and Service Officer, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. Rental payments for this lease were $1.0 million in both the second quarter of 2026 and the second quarter of 2025 and $2.1 million and $2.0 million in the first half of 2026 and the first half of 2025, respectively. The principal balance outstanding under this lease was $14.1 million on July 3, 2026 and $15.9 million on December 31, 2025.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $4.0 million and $3.9 million in the second quarter of 2026 and the second quarter of 2025, respectively, and $6.2 million and $6.0 million in the first half of 2026 and the first half of 2025, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 99% of the Company’s net sales in both the first half of 2026 and the first half of 2025.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Point in time net sales:
Nonalcoholic Beverages - point in time	$2,022,887	$1,831,130	$3,842,563	$3,386,895
Total point in time net sales	$2,022,887	$1,831,130	$3,842,563	$3,386,895

Over time net sales:
Nonalcoholic Beverages - over time(1)	$16,058	$13,931	$30,201	$27,263
All Other - over time(1)	13,475	10,458	26,324	21,338
Total over time net sales	$29,533	$24,389	$56,525	$48,601

Total net sales	$2,052,420	$1,855,519	$3,899,088	$3,435,496

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

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $6.3 million as of July 3, 2026 and $6.0 million as of December 31, 2025.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first half of 2026 and the first half of 2025:

	First Half
(in thousands)	2026	2025
Beginning balance - allowance for credit losses	$5,226	$9,524
Additions charged to expenses and as a reduction to net sales	2,925	879
Deductions	(1,135)	(4,029)
Ending balance - allowance for credit losses	$7,016	$6,374

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

The Company’s segment results are as follows:

	Second Quarter 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$2,038,945	$92,343	$(78,868)	$2,052,420
Cost of goods sold	1,277,498	57,939	(61,430)	1,274,007
Gross profit	761,447	34,404	(17,438)	778,413
Selling, delivery and administrative expenses:
Payroll costs(2)	$320,542	$13,628	$—	$334,170
Fleet costs(3)	27,127	7,337	—	34,464
Depreciation and amortization expense(4)	31,153	585	—	31,738
All other segment items(5)	116,518	7,622	(17,438)	106,702
Total selling, delivery and administrative expenses	495,340	29,172	(17,438)	507,074
Income from operations	$266,107	$5,232	$—	$271,339

Total depreciation and amortization expense(4)	$52,634	$5,517	$—	$58,151

	Second Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,845,061	$80,402	$(69,944)	$1,855,519
Cost of goods sold	1,121,401	44,880	(53,258)	1,113,023
Gross profit	723,660	35,522	(16,686)	742,496
Selling, delivery and administrative expenses:
Payroll costs(2)	$295,639	$12,451	$—	$308,090
Fleet costs(3)	23,262	6,690	—	29,952
Depreciation and amortization expense(4)	29,128	545	—	29,673
All other segment items(5)	111,767	7,616	(16,686)	102,697
Total selling, delivery and administrative expenses	459,796	27,302	(16,686)	470,412
Income from operations	$263,864	$8,220	$—	$272,084

Total depreciation and amortization expense(4)	$49,387	$5,378	$—	$54,765

	First Half 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$3,872,764	$181,823	$(155,499)	$3,899,088
Cost of goods sold	2,401,711	111,392	(119,508)	2,393,595
Gross profit	1,471,053	70,431	(35,991)	1,505,493
Selling, delivery and administrative expenses:
Payroll costs(2)	$633,446	$27,458	$—	$660,904
Fleet costs(3)	41,760	16,089	—	57,849
Depreciation and amortization expense(4)	61,687	1,163	—	62,850
All other segment items(5)	236,675	14,343	(35,991)	215,027
Total selling, delivery and administrative expenses	973,568	59,053	(35,991)	996,630
Income from operations	$497,485	$11,378	$—	$508,863

Total depreciation and amortization expense(4)	$104,224	$10,829	$—	$115,053

	First Half 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$3,414,158	$155,512	$(134,174)	$3,435,496
Cost of goods sold	2,076,336	90,173	(100,613)	2,065,896
Gross profit	1,337,822	65,339	(33,561)	1,369,600
Selling, delivery and administrative expenses:
Payroll costs(2)	$562,318	$24,477	$—	$586,795
Fleet costs(3)	47,089	14,373	—	61,462
Depreciation and amortization expense(4)	57,384	1,081	—	58,465
All other segment items(5)	219,924	14,611	(33,561)	200,974
Total selling, delivery and administrative expenses	886,715	54,542	(33,561)	907,696
Income from operations	$451,107	$10,797	$—	$461,904

Total depreciation and amortization expense(4)	$97,437	$10,701	$—	$108,138

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

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
(in thousands, except per share data)	2026	2025	2026	2025
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$158,821	$187,387	$270,377	$290,998
Less dividends:
Common Stock	14,129	19,283	28,258	38,565
Class B Common Stock	2,512	2,512	5,024	5,024
Total undistributed earnings	$142,180	$165,592	$237,095	$247,409

Common Stock undistributed earnings – basic	$120,720	$146,472	$201,308	$218,869
Class B Common Stock undistributed earnings – basic	21,460	19,120	35,787	28,540
Total undistributed earnings – basic	$142,180	$165,592	$237,095	$247,409

Common Stock undistributed earnings – diluted	$120,566	$146,236	$201,052	$218,515
Class B Common Stock undistributed earnings – diluted	21,614	19,356	36,043	28,894
Total undistributed earnings – diluted	$142,180	$165,592	$237,095	$247,409

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$14,129	$19,283	$28,258	$38,565
Common Stock undistributed earnings – basic	120,720	146,472	201,308	218,869
Numerator for basic net income per Common Stock share	$134,849	$165,755	$229,566	$257,434

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$2,512	$5,024	$5,024
Class B Common Stock undistributed earnings – basic	21,460	19,120	35,787	28,540
Numerator for basic net income per Class B Common Stock share	$23,972	$21,632	$40,811	$33,564

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$14,129	$19,283	$28,258	$38,565
Dividends on Class B Common Stock assumed converted to Common Stock	2,512	2,512	5,024	5,024
Common Stock undistributed earnings – diluted	142,180	165,592	237,095	247,409
Numerator for diluted net income per Common Stock share	$158,821	$187,387	$270,377	$290,998

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$2,512	$5,024	$5,024
Class B Common Stock undistributed earnings – diluted	21,614	19,356	36,043	28,894
Numerator for diluted net income per Class B Common Stock share	$24,126	$21,868	$41,067	$33,918

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	56,517	76,969	56,517	77,048
Class B Common Stock weighted average shares outstanding – basic	10,047	10,047	10,047	10,047

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	66,649	87,157	66,649	87,236
Class B Common Stock weighted average shares outstanding – diluted	10,132	10,188	10,132	10,188

	Second Quarter		First Half
(in thousands, except per share data)	2026	2025	2026	2025
Basic net income per share:
Common Stock	$2.39	$2.15	$4.06	$3.34
Class B Common Stock	$2.39	$2.15	$4.06	$3.34

Diluted net income per share:
Common Stock	$2.38	$2.15	$4.06	$3.34
Class B Common Stock	$2.38	$2.15	$4.05	$3.33

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
(8)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The share repurchase authorization is discretionary and has no expiration date. There were no shares of Common Stock repurchased under the Share Repurchase Program during the first half of 2026. As of July 3, 2026, the total remaining authorization under the Share Repurchase Program was $136.3 million.

6.    Inventories

Inventories consisted of the following:

(in thousands)	July 3, 2026	December 31, 2025
Finished products	$240,716	$218,380
Manufacturing materials	86,969	73,825
Plastic shells, plastic pallets and other inventories	43,500	44,196
Total inventories	$371,185	$336,401

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	July 3, 2026	December 31, 2025
Repair parts	$34,096	$35,109
Prepaid software	15,531	11,940
Commodity hedges at fair market value	6,525	4,242
Prepaid marketing	6,166	5,545
Prepaid taxes	2,675	19,952
Other prepaid expenses and other current assets	41,181	31,880
Total prepaid expenses and other current assets	$106,174	$108,668

8.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	July 3, 2026	December 31, 2025	Estimated Useful Lives
Land	$142,567	$138,309
Buildings	547,041	534,167	8-50 years
Machinery and equipment	668,662	663,064	5-20 years
Transportation equipment	781,310	743,325	3-20 years
Furniture and fixtures	114,083	110,819	3-10 years
Cold drink dispensing equipment	469,403	466,537	3-17 years
Leasehold and land improvements	225,425	217,833	5-20 years
Software for internal use	27,994	23,567	3-10 years
Construction in progress	66,340	53,307
Total property, plant and equipment, at cost	3,042,825	2,950,928
Less: Accumulated depreciation and amortization	1,403,911	1,346,323
Total property, plant and equipment, net	$1,638,914	$1,604,605

9.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	July 3, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	6.2 years	6.4 years
Financing leases	3.9 years	4.1 years
Weighted average discount rate:
Operating leases	4.4%	4.4%
Financing leases	4.9%	4.8%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Operating lease costs	$6,994	$6,639	$14,028	$13,233
Short-term and variable leases	1,765	1,830	4,033	3,917
Depreciation expense from financing leases	101	374	203	785
Interest expense on financing lease obligations	18	48	38	106
Total lease cost	$8,878	$8,891	$18,302	$18,041

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of July 3, 2026:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2026	$15,056	$314
2027	24,989	338
2028	20,407	345
2029	19,095	352
2030	11,454	268
Thereafter	33,320	—
Total minimum lease payments including interest	$124,321	$1,617
Less: Amounts representing interest	15,809	148
Present value of minimum lease principal payments	108,512	1,469
Less: Current portion of lease liabilities	23,637	422
Noncurrent portion of lease liabilities	$84,875	$1,047

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2025:

(in thousands)	Operating Leases	Financing Leases
2026	$28,530	$627
2027	24,969	338
2028	20,403	345
2029	19,095	352
2030	11,447	268
Thereafter	33,290	—
Total minimum lease payments including interest	$137,734	$1,930
Less: Amounts representing interest	18,246	186
Present value of minimum lease principal payments	119,488	1,744
Less: Current portion of lease liabilities	24,412	556
Noncurrent portion of lease liabilities	$95,076	$1,188

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Half
(in thousands)	2026	2025
Cash flows from operating activities impact:
Operating leases	$14,251	$12,521
Interest payments on financing lease obligations	38	106
Total cash flows from operating activities impact	$14,289	$12,627

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$275	$1,320
Total cash flows from financing activities impact	$275	$1,320

10.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	July 3, 2026	December 31, 2025
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	235,276	222,831
Distribution agreements, net	$754,915	$767,360

11.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	July 3, 2026	December 31, 2025
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	21,837	21,031
Customer lists, net	$3,451	$4,257

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $88.5 million as of July 3, 2026 and $66.6 million as of December 31, 2025.

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	July 3, 2026	December 31, 2025
Accrued insurance costs	$84,595	$68,181
Current portion of acquisition related contingent consideration	71,054	74,938
Accrued marketing costs	62,361	62,467
Employee and retiree benefit plan accruals	35,852	35,308
Accrued interest payable	9,720	10,558
Accrued taxes (other than income taxes)	8,253	6,485
Accrued excise taxes related to share repurchases	—	27,972
All other accrued expenses	26,198	21,328
Total other accrued liabilities	$298,033	$307,237

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

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Cost of sales	$(10,086)	$1,320	$(7,588)	$521
Selling, delivery and administrative expenses	(3,523)	689	6,854	854
Total (loss) gain	$(13,609)	$2,009	$(734)	$1,375

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

(in thousands)	July 3, 2026	December 31, 2025
Assets:
Prepaid expenses and other current assets	$6,525	$4,242
Other assets	288	—
Total assets	$6,813	$4,242

Liabilities:
Other accrued liabilities	$1,446	$42
Other liabilities	1,901	—
Total liabilities	$3,347	$42

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	July 3, 2026	December 31, 2025
Gross commodity derivative instrument assets	$13,213	$4,994
Gross commodity derivative instrument liabilities	9,747	794

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	July 3, 2026				December 31, 2025
	Aluminum		Fuel		Aluminum		Fuel
Net notional amount of outstanding commodity derivative instruments	$2,838		$3,065		$15,129		$2,415
Hedged via call and swap instruments	67	t	11,430	gal	10	t	7,500	gal
Hedged via put instruments	74	t	14,310	gal	5	t	9,900	gal
Latest maturity date of outstanding commodity derivative instruments	December 2028		December 2027		December 2026		December 2026

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, interest rate swaps, debt and acquisition related contingent consideration:

	July 3, 2026
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$105,486	$105,486	$105,486	$—	$—
Commodity derivative instruments	6,813	6,813	—	6,813	—
Interest rate swaps	2,807	2,807	—	2,807	—
Liabilities:
Deferred compensation plan liabilities	105,486	105,486	105,486	—	—
Commodity derivative instruments	3,347	3,347	—	3,347	—
Debt	2,513,112	2,548,600	—	2,548,600	—
Acquisition related contingent consideration	760,396	760,396	—	—	760,396

	December 31, 2025
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$95,195	$95,195	$95,195	$—	$—
Commodity derivative instruments	4,242	4,242	—	4,242	—
Liabilities:
Deferred compensation plan liabilities	95,195	95,195	95,195	—	—
Commodity derivative instruments	42	42	—	42	—
Debt	2,786,009	2,848,500	—	2,848,500	—
Acquisition related contingent consideration	717,908	717,908	—	—	717,908

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Beginning balance - Level 3 liability	$753,029	$681,800	$717,908	$654,191
Payments of acquisition related contingent consideration	(18,056)	(15,390)	(37,126)	(35,209)
Reclassification to current payables	700	(3,500)	1,500	1,200
Increase in fair value	24,723	12,390	78,114	55,118
Ending balance - Level 3 liability	$760,396	$675,300	$760,396	$675,300

As of July 3, 2026 and June 27, 2025, a WACC of 8.2% and 8.9%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability during the first half of 2026 was driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments and a decrease in the WACC used to calculate the fair value of the liability from 8.5% as of December 31, 2025. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first half of 2026.

For 2026, the Company estimates the annual sub-bottling payments will be in the range of approximately $70 million to $80 million. For the next five future years (beginning with fiscal year 2027), the Company anticipates that the amount it could pay annually will be in the range of approximately $50 million to $70 million.

16.    Income Taxes

The Company’s effective income tax rate was 26.2% for the first half of 2026 and 25.9% for the first half of 2025. The Company’s income tax expense was $96.0 million for the first half of 2026 and $101.5 million for the first half of 2025. The decrease in income tax expense was primarily attributable to lower income before taxes during the first half of 2026 compared to the first half of 2025.

The Company had uncertain tax positions, including accrued interest, of $0.6 million on July 3, 2026 and $0.5 million on December 31, 2025, all of which would affect the Company’s effective income tax rate if recognized.

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

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Service cost	$993	$973	$1,986	$1,946
Interest cost	760	653	1,520	1,306
Expected return on plan assets	(963)	(819)	(1,927)	(1,639)
Recognized net actuarial gain	—	(9)	—	(18)
Amortization of prior service costs	8	4	17	8
Net periodic pension cost	$798	$802	$1,596	$1,603

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company did not make any contributions to the Bargaining Plan during the first half of 2026. The Company expects to make cash contributions to the Bargaining Plan of up to $5.0 million during 2026.

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

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Service cost	$309	$323	$619	$646
Interest cost	968	857	1,935	1,714
Recognized net actuarial loss	244	—	487	—
Net periodic postretirement benefit cost	$1,521	$1,180	$3,041	$2,360

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	July 3, 2026	December 31, 2025
Noncurrent portion of acquisition related contingent consideration	$689,342	$642,970
Accruals for executive benefit plans	177,694	176,506
Noncurrent deferred proceeds from related parties	92,516	94,048
Other	6,362	5,231
Total other liabilities	$965,914	$918,755

19.    Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	July 3, 2026	December 31, 2025
Senior notes(1)	10/10/2026	3.930%	Quarterly	Nonpublic	$100,000	$100,000
Term loan facility (the “Three-Year Term Loan Facility”)(2)	12/8/2028	Variable	Monthly	Nonpublic	900,000	900,000
Senior bonds (the “2029 Senior Bonds”)(3)	6/1/2029	5.250%	Semi-annually	Public	700,000	700,000
Revolving credit facility(4)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Term loan facility (the “Five-Year Term Loan Facility”)(2)	12/6/2030	Variable	Monthly	Nonpublic	175,000	450,000
Senior bonds (the “2034 Senior Bonds”)(5)	6/1/2034	5.450%	Semi-annually	Public	500,000	500,000
Unamortized discount on senior bonds(3)(5)	Various				(1,065)	(1,201)
Debt issuance costs					(10,823)	(12,790)
Total debt					2,513,112	2,786,009
Less: Current portion of debt(1)					100,000	100,000
Total long-term debt					$2,413,112	$2,686,009

(1)As of July 3, 2026 and December 31, 2025, the senior notes maturing in 2026 were classified as current portion of debt in the condensed consolidated balance sheets.
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

On December 8, 2025, the Company entered into a term loan agreement, providing for (i) the Three-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $900 million, maturing on December 8, 2028 and (ii) the Five-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $450 million, maturing on December 6, 2030 (collectively, the “Term Loan Facilities”). Also on December 8, 2025, the Company borrowed $1.35 billion under the Term Loan Facilities, the full amount available under the Term Loan Facilities. In conjunction with the borrowings under the Term Loan Facilities, the Company modified and extinguished the Bridge Facility discussed above, fully repaying the $1.20 billion outstanding under the Bridge Facility through a net cash settlement with the lender. As of July 3, 2026, the Company has repaid $275 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $175 million.

The indenture under which the 2029 Senior Bonds and the 2034 Senior Bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility and the Term Loan Facilities, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio (each as defined in the respective agreement). The Company was in compliance with these covenants as of July 3, 2026. These covenants have not restricted the Company’s liquidity or capital resources.

On February 12, 2026, the Company entered into three $150 million fixed rate swap agreements, maturing on February 8, 2027, August 8, 2027 and February 8, 2028 to hedge a portion of the interest rate risk on the Three-Year Term Loan Facility and the Five-Year Term Loan Facility. Over the next 12 months, the Company expects approximately $2 million related to these interest rate swaps to be released from accumulated other comprehensive loss. These interest rate swaps are designated as cash flow hedging instruments and changes in their fair values are not expected to be material to the condensed consolidated balance sheets. Changes in the fair values of these interest rate swaps were classified as accumulated other comprehensive loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income. Settlements of interest rate swaps are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 13.9 million cases and 13.3 million cases of finished product from SAC in the first half of 2026 and the first half of 2025, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Purchases from Southeastern	$22,512	$29,266	$56,280	$56,540
Purchases from SAC	60,790	57,126	123,207	110,144
Total purchases from manufacturing cooperatives	$83,302	$86,392	$179,487	$166,684

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of July 3, 2026 and December 31, 2025, the ratio of SAC’s total liabilities to SAC’s shareholders’ equity was such that the Company was not required to guarantee any of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of July 3, 2026, and there was no impairment identified in 2025.

Other Commitments and Contingencies

The Company has standby letters of credit and other collateral, primarily related to its property and casualty insurance programs. These letters of credit and other collateral totaled $52.7 million on July 3, 2026 and $47.5 million on December 31, 2025.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of July 3, 2026 and December 31, 2025, the future payments related to these contractual arrangements, which expire at various dates through 2035, amounted to $146.1 million and $151.1 million, respectively.

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

Following is a summary of AOCI(L) for the second quarter of 2026 and the second quarter of 2025:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	April 3, 2026	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	July 3, 2026
Net pension activity:
Actuarial gain	$4,439	$—	$—	$—	$—	$4,439
Prior service costs	(161)	—	—	8	(2)	(155)
Net postretirement benefits activity:
Actuarial loss	(4,660)	—	—	244	(60)	(4,476)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swaps	1,148	1,286	(316)	—	—	2,118
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(4,667)	$1,286	$(316)	$252	$(62)	$(3,507)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	March 28, 2025	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	June 27, 2025
Net pension activity:
Actuarial gain	$4,412	$—	$—	$(9)	$3	$4,406
Prior service costs	(82)	—	—	4	(1)	(79)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	—	—	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain (loss) on short-term investments	14	(37)	8	—	—	(15)
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$1,871	$(37)	$8	$(5)	$2	$1,839

Following is a summary of AOCI(L) for the first half of 2026 and the first half of 2025:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2025	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	July 3, 2026
Net pension activity:
Actuarial gain	$4,439	$—	$—	$—	$—	$4,439
Prior service costs	(167)	—	—	17	(5)	(155)
Net postretirement benefits activity:						—
Actuarial loss	(4,844)	—	—	487	(119)	(4,476)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swaps	—	2,807	(689)	—	—	2,118
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(6,005)	$2,807	$(689)	$504	$(124)	$(3,507)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2024	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	June 27, 2025
Net pension activity:
Actuarial gain	$4,418	$—	$—	$(18)	$6	$4,406
Prior service costs	(85)	—	—	8	(2)	(79)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	—	—	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain (loss) on short-term investments	25	(51)	11	—	—	(15)
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$1,885	$(51)	$11	$(10)	$4	$1,839

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Half
(in thousands)	2026	2025
Accounts receivable, trade	$(123,243)	$(36,594)
Allowance for doubtful accounts	2,165	(2,950)
Accounts receivable from The Coca‑Cola Company	(56,149)	2,650
Accounts receivable, other	(688)	1,323
Inventories	(34,784)	(18,773)
Prepaid expenses and other current assets	5,301	3,484
Short-term investments	—	(3,368)
Accounts payable, trade	73,195	41,779
Accounts payable to The Coca‑Cola Company	116,810	65,390
Other accrued liabilities	18,768	14,948
Accrued compensation	(41,082)	(85,710)
Change in current assets less current liabilities	$(39,707)	$(17,821)

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of July 3, 2026 and December 31, 2025.
•The results of operations, comprehensive income and changes in stockholders’ (deficit) equity for the three-month periods ended July 3, 2026 (the “second quarter” of fiscal 2026 (“2026”)) and June 27, 2025 (the “second quarter” of fiscal 2025 (“2025”)) and the six-month periods ended July 3, 2026 (the “first half” of 2026) and June 27, 2025 (the “first half” of 2025).
•The changes in cash flows for the first half of 2026 and the first half of 2025.

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

Executive Summary

Volume was up 7.6% in the second quarter of 2026 and up 10.3% in the first half of the year, or 7.1% on an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, for the first half of 2026. Our Sparkling category volume increased 7.0% in the second quarter of 2026 and 9.4% in the first half of 2026, or 6.2% on an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section. Sparkling volume growth reflected broad-based gains across the portfolio, led by our zero-sugar and flavor offerings. Still category volume increased 9.4% in the second quarter of 2026 and 12.9% in the first half of 2026, or 9.8% on an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section. The Still category volume growth was driven by strong performance across many brands, including Core Power, Powerade, smartwater and Monster. Dasani casepack water, which carries a lower net selling price as compared to other Still products, also contributed to a portion of the growth within our Still category. In addition, total volume in the second quarter of 2026 was also higher as compared to the second quarter of 2025 due to the timing of the Fourth of July holiday, which we estimate impacted total volume by approximately 1.0%.

Net sales increased 10.6% to $2.1 billion in the second quarter of 2026. The growth in net sales was primarily the result of our volume growth and annual pricing actions, as well as a shift in the timing of the Fourth of July holiday. Sparkling and Still net sales increased 9.7% and 11.5%, respectively, in the second quarter of 2026 compared to the second quarter of 2025. The increase in Sparkling category net sales was driven primarily by sales of multi-pack, take-home aluminum can packages sold within our large store, club and value channels. Net sales of our Still products were especially strong in our convenience and value store channels.

Gross profit in the second quarter of 2026 was $778.4 million, an increase of $35.9 million, or 4.8%. On an adjusted basis, as defined in the “Adjusted Results (Non-GAAP)” section, gross profit increased $47.3 million, or 6.4%. Gross margin in the second quarter of 2026 decreased 210 basis points to 37.9%. Adjusted gross margin in the second quarter of 2026, as presented in the “Adjusted Results (Non-GAAP)” section, decreased 150 basis points to 38.4%. The reduction in gross margin resulted primarily from an increase in aluminum costs, which was caused by geopolitical conflicts, supply constraints and the impact of elevated tariffs. These elevated aluminum costs resulted in approximately $45 million in additional input costs compared to the second quarter of 2025, which outpaced our annual pricing actions.

Selling, delivery and administrative (“SD&A”) expenses in the second quarter of 2026 increased $36.7 million, or 7.8%. SD&A expenses as a percentage of net sales decreased to 24.7% in the second quarter of 2026 from 25.4% in the second quarter of 2025. The increase in SD&A expenses was primarily driven by an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025. The growth in SD&A expenses was also driven by an increase in labor costs related to annual wage adjustments, higher employee benefit costs and elevated fuel costs. In addition, increased volume in the second quarter was also a driver of variable expenses during the quarter. SD&A expenses in the first half of 2026 increased $88.9 million or 9.8%. Approximately $25.0 million of the increase was related to the six additional days in the first half of 2026.

Income from operations in the second quarter of 2026 was $271.3 million, compared to $272.1 million in the second quarter of 2025, a decrease of $0.7 million, or 0.3%. On an adjusted basis, as defined in the “Adjusted Results (Non-GAAP)” section, income from operations in the second quarter of 2026 was $284.9 million, an increase of $14.9 million. Operating margin for the second quarter of 2026 was 13.2% as compared to 14.7% for the second quarter of 2025, a decrease of 150 basis points. Adjusted operating margin for the second quarter of 2026, as presented in the “Adjusted Results (Non-GAAP)” section, was 13.9% as compared to 14.6% for the second quarter of 2025, a decrease of 70 basis points. For the first half of 2026, income from operations increased $47.0 million, or 10.2%. The six additional selling days in the first half of 2026 accounted for approximately $30.0 million of the increase in income from operations.

Net income in the second quarter of 2026 was $158.8 million, compared to $187.4 million in the second quarter of 2025, a decline of $28.6 million, or 15.2%. On an adjusted basis, as defined in the “Adjusted Results (Non-GAAP)” section, net income in the second quarter of 2026 was $187.7 million, compared to $195.2 million in the second quarter of 2025, a decrease of $7.5 million, or 3.8%. Net income in the second quarter of 2026 was adversely impacted by non-cash, fair value adjustments to both our acquisition related contingent consideration and commodity hedging instruments, as well as an increase in net interest expense.

Net income for the first half of 2026 was $270.4 million, compared to $291.0 million in the first half of 2025, a decline of $20.6 million, or 7.1%. Net income for the first half of 2026 was adversely impacted by an increase in net interest expense and non-cash, fair value adjustments to our acquisition related contingent consideration. These decreases in net income were offset by the six additional days in the first half of 2026, which increased net income by approximately $22.6 million during the period. Income tax expense in the first half of 2026 was $96.0 million, compared to $101.5 million in the first half of 2025, resulting in an effective income tax rate of approximately 26% for both periods.

Cash flows from operations for the first half of 2026 were $420.6 million, compared to $406.2 million for the first half of 2025. During the first half of 2026, we invested approximately $147 million in capital expenditures. In fiscal year 2026, we expect capital expenditures to be approximately $300 million. During the second quarter of 2026, we made early repayments of $125 million of principal on one of our term loans, for total year-to-date early term loan repayments of $275 million.

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

During the first half of 2026, approximately two-thirds of our post-mix gallons and less than 10% of our bottle/can volume were delivered through ARTM. These ratios are consistent with the first half of 2025.

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

Results of Operations

Second Quarter Results

The Company’s results of operations for the second quarter of 2026 and the second quarter of 2025 are highlighted in the table below and discussed in the following paragraphs.

	Second Quarter
(in thousands)	2026	2025	Change
Net sales	$2,052,420	$1,855,519	$196,901
Cost of sales	1,274,007	1,113,023	160,984
Gross profit	778,413	742,496	35,917
Selling, delivery and administrative expenses	507,074	470,412	36,662
Income from operations	271,339	272,084	(745)
Interest expense, net	30,481	5,948	24,533
Mark-to-market on acquisition related contingent consideration	24,723	12,390	12,333
Other expense, net	1,015	754	261
Income before taxes	215,120	252,992	(37,872)
Income tax expense	56,299	65,605	(9,306)
Net income	158,821	187,387	(28,566)
Other comprehensive income (loss), net of tax	1,160	(32)	1,192
Comprehensive income	$159,981	$187,355	$(27,374)

Net Sales

Net sales increased $196.9 million, or 10.6%, to $2.05 billion in the second quarter of 2026, as compared to $1.86 billion in the second quarter of 2025. The growth in net sales was primarily the result of increased case sales volume during the second quarter of 2026, which was up 7.6% as compared to the second quarter of 2025. The growth in net sales was also attributable to higher average bottle/can sales price per unit charged to retail customers, largely as a result of annual pricing actions, as well as a shift in the timing of the Fourth of July holiday.

Net sales by product category were as follows:

	Second Quarter
(in thousands)	2026	2025	% Change
Bottle/can sales:
Sparkling beverages	$1,184,336	$1,079,956	9.7%
Still beverages	697,878	626,078	11.5%
Total bottle/can sales	1,882,214	1,706,034	10.3%

Other sales:
Sales to other Coca‑Cola bottlers	95,663	95,373	0.3%
Post-mix sales and other	74,543	54,112	37.8%
Total other sales	170,206	149,485	13.9%

Total net sales	$2,052,420	$1,855,519	10.6%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Second Quarter
(in thousands)	2026	2025	% Change
Bottle/can sales volume:
Sparkling beverages	72,217	67,487	7.0%
Still beverages	25,406	23,219	9.4%
Total bottle/can sales volume	97,623	90,706	7.6%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, respond to customer demands and increase profitability, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than using Company-owned vehicles and warehouses. As a result, these cases are not included in our reported case sales volume for the first half of 2026 or the first half of 2025.

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

Cost of sales increased $161.0 million, or 14.5%, to $1.27 billion in the second quarter of 2026, as compared to $1.11 billion in the second quarter of 2025. The increase in cost of sales was largely driven by the increase in case sales volume as compared to the second quarter of 2025. Cost of sales also continued to be impacted by higher input costs, specifically aluminum costs, which reflected the uncertainty surrounding geopolitical conflicts, supply constraints and the impact of elevated tariffs, and resulted in approximately $45 million in additional input costs compared to the second quarter of 2025.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Our brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territories. Certain of these marketing, advertising and other funding expenditures are made pursuant to annual arrangements. Total funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $58.0 million in the second quarter of 2026 and $52.4 million in the second quarter of 2025.

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

SD&A expenses increased $36.7 million, or 7.8%, to $507.1 million in the second quarter of 2026, as compared to $470.4 million in the second quarter of 2025. SD&A expenses increased due to an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025. The increase in SD&A expenses was also driven by an increase in labor costs related to annual wage adjustments, higher employee benefit costs and elevated fuel costs during the quarter. In addition, increased volume in the second quarter was also a driver of variable expense during the quarter. SD&A expenses as a percentage of net sales decreased to 24.7% in the second quarter of 2026 from 25.4% in the second quarter of 2025.

Shipping and handling costs included in SD&A expenses were approximately $219 million in the second quarter of 2026 and approximately $207 million in the second quarter of 2025.

Interest Expense, Net

Interest expense, net increased $24.5 million to $30.5 million in the second quarter of 2026, as compared to $5.9 million in the second quarter of 2025. The increase in interest expense, net was driven by a reduction in interest income primarily related to lower cash and short-term investment balances in the second quarter of 2026 as compared to the second quarter of 2025. The increase in interest expense, net was also driven by an increase in interest expense on higher debt balances in the second quarter of 2026 as compared to the second quarter of 2025.

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

Mark-to-market on acquisition related contingent consideration was an increase of $24.7 million in the second quarter of 2026 and an increase of $12.4 million in the second quarter of 2025. During the second quarter of 2026, the $24.7 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the WACC used to calculate the fair value of the liability. During the second quarter of 2025, the $12.4 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by a decrease in the WACC used to calculate the fair value of the liability and changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Other Expense, Net

Other expense, net was $1.0 million in the second quarter of 2026, as compared to $0.8 million in the second quarter of 2025.

Income Tax Expense

The Company’s effective income tax rate was 26.2% for the second quarter of 2026 and 25.9% for the second quarter of 2025. The Company’s income tax expense decreased $9.3 million, or 14.2%, to $56.3 million for the second quarter of 2026, as compared to $65.6 million for the second quarter of 2025. The decrease in income tax expense was primarily attributable to lower income before taxes during the second quarter of 2026 as compared to the second quarter of 2025.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income (loss), net of tax was income of $1.2 million in the second quarter of 2026 and $0.0 million in the second quarter of 2025. The primary driver of the other comprehensive income, net of tax during the second quarter of 2026 was the mark-to-market adjustments recorded to the Company’s interest rate swap instruments during the period.

First Half Results

Our results of operations for the first half of 2026 and the first half of 2025 are highlighted in the table below and discussed in the following paragraphs. Results for the first half of 2026 include six additional days compared to the first half of 2025.

	First Half
(in thousands)	2026	2025	Change
Net sales	$3,899,088	$3,435,496	$463,592
Cost of sales	2,393,595	2,065,896	327,699
Gross profit	1,505,493	1,369,600	135,893
Selling, delivery and administrative expenses	996,630	907,696	88,934
Income from operations	508,863	461,904	46,959
Interest expense, net	62,544	12,822	49,722
Mark-to-market on acquisition related contingent consideration	78,114	55,118	22,996
Other expense, net	1,866	1,499	367
Income before taxes	366,339	392,465	(26,126)
Income tax expense	95,962	101,467	(5,505)
Net income	270,377	290,998	(20,621)
Other comprehensive income (loss), net of tax	2,498	(46)	2,544
Comprehensive income	$272,875	$290,952	$(18,077)

Net Sales

Net sales increased $463.6 million, or 13.5%, to $3.90 billion in the first half of 2026, as compared to $3.44 billion in the first half of 2025. The six additional days in the first half of 2026 as compared to the first half of 2025 accounted for approximately $132 million of the increase in net sales during the first half of 2026. Additionally, the increase in net sales was driven by higher case sales volume during the first half of 2026 as compared to the first half of 2025. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, sales volume increased by 7.1% in the first half of 2026. The increase in net sales was also attributable to higher average bottle/can sales price per unit charged to retail customers, largely as a result of annual pricing actions.

Net sales by product category were as follows:

	First Half
(in thousands)	2026	2025	% Change
Bottle/can sales:
Sparkling beverages	$2,274,114	$2,013,792	12.9%
Still beverages	1,303,012	1,135,235	14.8%
Total bottle/can sales	3,577,126	3,149,027	13.6%

Other sales:
Sales to other Coca‑Cola bottlers	187,756	181,309	3.6%
Post-mix sales and other	134,206	105,160	27.6%
Total other sales	321,962	286,469	12.4%

Total net sales	$3,899,088	$3,435,496	13.5%

Product category sales volume of standard physical cases and the percentage change by product category were as follows:

	First Half
(in thousands)	2026	2025	% Change
Bottle/can sales volume:
Sparkling beverages	137,982	126,116	9.4%
Still beverages	46,666	41,317	12.9%
Total bottle/can sales volume	184,648	167,433	10.3%

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

Cost of Sales

Cost of sales increased $327.7 million, or 15.9%, to $2.39 billion in the first half of 2026, as compared to $2.07 billion in the first half of 2025. The increase in cost of sales was largely driven by an increase in case sales volume as compared to the first half of 2025, including the impact of six additional days in the first half of 2026, which accounted for approximately $77 million of the increase in cost of sales during the first half of 2026. Cost of sales was also impacted throughout the first half of 2026 by higher input costs, specifically aluminum costs, which reflected the uncertainty surrounding geopolitical conflicts, supply constraints and the impact of elevated tariffs, and resulted in approximately $80 million in additional input costs compared to the first half of 2025.

Total funding support from The Coca‑Cola Company and other beverage companies was $105.8 million in the first half of 2026, as compared to $97.6 million in the first half of 2025.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $88.9 million, or 9.8%, to $1.00 billion in the first half of 2026, as compared to $907.7 million in the first half of 2025. The increase in SD&A expenses was partially driven by the six additional days in the first half of 2026 as compared to the first half of 2025, which accounted for approximately $25 million of the increase in SD&A expenses during the first half of 2026. Additionally, SD&A expenses increased due to an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025, an increase in labor costs related to annual wage adjustments and higher employee benefit costs. SD&A expenses as a percentage of net sales decreased to 25.6% in the first half of 2026 from 26.4% in the first half of 2025.

Shipping and handling costs included in SD&A expenses were approximately $435 million in the first half of 2026 and approximately $401 million in the first half of 2025. The increase in shipping and handling costs was also impacted by the six additional days in the first half of 2026.

Interest Expense, Net

Interest expense, net increased $49.7 million to $62.5 million in the first half of 2026, as compared to $12.8 million in the first half of 2025. The increase in interest expense, net was driven by a reduction in interest income primarily related to lower cash and short-term investment balances in the first half of 2026 as compared to the first half of 2025. The increase was also driven by an increase in interest expense on higher debt balances in the first half of 2026 as compared to the first half of 2025.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration was an increase of $78.1 million in the first half of 2026 compared to an increase of $55.1 million in the first half of 2025. During the first half of 2026, the $78.1 million increase in the fair value of the acquisition related contingent consideration liability was driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments and a decrease in the WACC used to calculate the fair value of the liability. During the first half of 2025, the $55.1 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by a decrease in the WACC used to calculate the fair value of the liability and changes in projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Other Expense, Net

Other expense, net was $1.9 million in the first half of 2026 and $1.5 million in the first half of 2025.

Income Tax Expense

The Company’s effective income tax rate was 26.2% for the first half of 2026 and 25.9% for the first half of 2025. The Company’s income tax expense decreased $5.5 million, or 5.4%, to $96.0 million for the first half of 2026, as compared to $101.5 million for the first half of 2025. The decrease in income tax expense was primarily attributable to lower income before taxes during the first half of 2026 as compared to the first half of 2025.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income (loss), net of tax was $2.5 million in the first half of 2026 and $0.0 million in the first half of 2025. The primary driver of the other comprehensive income, net of tax during the first half of 2026 was the mark-to-market adjustments recorded to the Company’s interest rate swap instruments during the period.

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

The Company’s segment results are as follows:

	Second Quarter 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$2,038,945	$92,343	$(78,868)	$2,052,420
Cost of goods sold	1,277,498	57,939	(61,430)	1,274,007
Gross profit	761,447	34,404	(17,438)	778,413
Selling, delivery and administrative expenses:
Payroll costs(2)	$320,542	$13,628	$—	$334,170
Fleet costs(3)	27,127	7,337	—	34,464
Depreciation and amortization expense(4)	31,153	585	—	31,738
All other segment items(5)	116,518	7,622	(17,438)	106,702
Total selling, delivery and administrative expenses	495,340	29,172	(17,438)	507,074
Income from operations	$266,107	$5,232	$—	$271,339

Total depreciation and amortization expense(4)	$52,634	$5,517	$—	$58,151

	Second Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,845,061	$80,402	$(69,944)	$1,855,519
Cost of goods sold	1,121,401	44,880	(53,258)	1,113,023
Gross profit	723,660	35,522	(16,686)	742,496
Selling, delivery and administrative expenses:
Payroll costs(2)	$295,639	$12,451	$—	$308,090
Fleet costs(3)	23,262	6,690	—	29,952
Depreciation and amortization expense(4)	29,128	545	—	29,673
All other segment items(5)	111,767	7,616	(16,686)	102,697
Total selling, delivery and administrative expenses	459,796	27,302	(16,686)	470,412
Income from operations	$263,864	$8,220	$—	$272,084

Total depreciation and amortization expense(4)	$49,387	$5,378	$—	$54,765

	First Half 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$3,872,764	$181,823	$(155,499)	$3,899,088
Cost of goods sold	2,401,711	111,392	(119,508)	2,393,595
Gross profit	1,471,053	70,431	(35,991)	1,505,493
Selling, delivery and administrative expenses:
Payroll costs(2)	$633,446	$27,458	$—	$660,904
Fleet costs(3)	41,760	16,089	—	57,849
Depreciation and amortization expense(4)	61,687	1,163	—	62,850
All other segment items(5)	236,675	14,343	(35,991)	215,027
Total selling, delivery and administrative expenses	973,568	59,053	(35,991)	996,630
Income from operations	$497,485	$11,378	$—	$508,863

Total depreciation and amortization expense(4)	$104,224	$10,829	$—	$115,053

	First Half 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$3,414,158	$155,512	$(134,174)	$3,435,496
Cost of goods sold	2,076,336	90,173	(100,613)	2,065,896
Gross profit	1,337,822	65,339	(33,561)	1,369,600
Selling, delivery and administrative expenses:
Payroll costs(2)	$562,318	$24,477	$—	$586,795
Fleet costs(3)	47,089	14,373	—	61,462
Depreciation and amortization expense(4)	57,384	1,081	—	58,465
All other segment items(5)	219,924	14,611	(33,561)	200,974
Total selling, delivery and administrative expenses	886,715	54,542	(33,561)	907,696
Income from operations	$451,107	$10,797	$—	$461,904

Total depreciation and amortization expense(4)	$97,437	$10,701	$—	$108,138

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

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP) for the second quarter of 2026 and the second quarter of 2025:

	Second Quarter 2026
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$2,052,420	$778,413	$507,074	$271,339	$215,120	$158,821	$2.39
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	24,723	18,617	0.28
Fair value adjustments for commodity derivative instruments(2)	—	10,086	(3,523)	13,609	13,609	10,248	0.16
Total reconciling items	—	10,086	(3,523)	13,609	38,332	28,865	0.44
Adjusted results (non-GAAP)	$2,052,420	$788,499	$503,551	$284,948	$253,452	$187,686	$2.83

Reported margin percentage(3)		37.9%		13.2%
Adjusted margin percentage(3)		38.4%		13.9%

	Second Quarter 2025
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,855,519	$742,496	$470,412	$272,084	$252,992	$187,387	$2.15
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	12,390	9,275	0.11
Fair value adjustments for commodity derivative instruments(2)	—	(1,320)	689	(2,009)	(2,009)	(1,511)	(0.02)
Total reconciling items	—	(1,320)	689	(2,009)	10,381	7,764	0.09
Adjusted results (non-GAAP)	$1,855,519	$741,176	$471,101	$270,075	$263,373	$195,151	$2.24

Reported margin percentage(3)		40.0%		14.7%
Adjusted margin percentage(3)		39.9%		14.6%

Results for the first half of 2026 include six additional days compared to the first half of 2025. For comparison purposes, the estimated impact of the additional selling days in the first half of 2026 has been excluded from our adjusted volume results and adjusted net sales results.

	First Half 2026
(in millions)	Sparkling	Still	Total
Volume	138.0	46.7	184.6
Volume related to extra days in fiscal period	(4.1)	(1.3)	(5.4)
Adjusted volume	133.9	45.4	179.3

	First Half 2025
(in millions)	Sparkling	Still	Total
Volume	126.1	41.3	167.4

Reported % Change vs. First Half 2025	9.4%	12.9%	10.3%
Adjusted % Change vs. First Half 2025	6.2%	9.8%	7.1%

	First Half 2026
(in millions)	Sparkling	Still	Total
Bottle/can beverage sales	$2,274.1	$1,303.0	$3,577.1
Bottle/can beverage sales related to extra days in fiscal period	(75.8)	(42.1)	(117.9)
Adjusted bottle/can beverage sales	$2,198.3	$1,260.9	$3,459.2

	First Half 2025
(in millions)	Sparkling	Still	Total
Bottle/can beverage sales	$2,013.8	$1,135.2	$3,149.0

Reported % Change vs. First Half 2025	12.9%	14.8%	13.6%
Adjusted % Change vs. First Half 2025	9.2%	11.1%	9.8%

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP) for the first half of 2026 and the first half of 2025:

	First Half 2026
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$3,899,088	$1,505,493	$996,630	$508,863	$366,339	$270,377	$4.06
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	78,114	58,820	0.88
Fair value adjustments for commodity derivative instruments(2)	—	7,588	6,854	734	734	553	0.01
Results of extra days in fiscal period(4)	(132,000)	(55,000)	(25,000)	(30,000)	(30,000)	(22,590)	(0.34)
Total reconciling items	(132,000)	(47,412)	(18,146)	(29,266)	48,848	36,783	0.55
Adjusted results (non-GAAP)	$3,767,088	$1,458,081	$978,484	$479,597	$415,187	$307,160	$4.61

	First Half 2025
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$3,435,496	$1,369,600	$907,696	$461,904	$392,465	$290,998	$3.34
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	55,118	41,449	0.48
Fair value adjustments for commodity derivative instruments(2)	—	(521)	854	(1,375)	(1,375)	(1,034)	(0.01)
Total reconciling items	—	(521)	854	(1,375)	53,743	40,415	0.47
Adjusted results (non-GAAP)	$3,435,496	$1,369,079	$908,550	$460,529	$446,208	$331,413	$3.81

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
(3)Reported gross margin and reported operating margin are calculated as gross profit and operating income, respectively, as a percentage of net sales. Adjusted gross margin and adjusted operating margin are calculated as adjusted gross profit and adjusted operating income, respectively, which adjust for the impact of fair value changes to our commodity derivative instruments, as a percentage of net sales.

(4)Due to the shift in the fiscal calendar, the first half of 2026 contained six extra days when compared to the first half of 2025. The fourth quarter of 2026 will include six fewer days as compared to the fourth quarter of 2025. The full fiscal years of 2026 and 2025 have the same number of days.

Financial Condition

Total assets were $4.43 billion as of July 3, 2026, which was an increase of $129.5 million from December 31, 2025. Net working capital, defined as current assets less current liabilities, was $266.4 million as of July 3, 2026, which was a decrease of $31.6 million from December 31, 2025.

Significant changes in net working capital as of July 3, 2026 as compared to December 31, 2025 were as follows:

•A decrease in cash and cash equivalents of $110.2 million, primarily as a result of the repayment of $275 million on the Five-Year Term Loan Facility (as defined below) and additions to property, plant and equipment of approximately $147 million during the first half of 2026, partially offset by the Company’s strong operating performance.
•An increase in accounts receivable, trade of $123.2 million and an increase in accounts receivable from The Coca-Cola Company of $56.1 million due to strong sales performance and the timing of cash receipts.
•An increase in inventories of $34.8 million, primarily driven by the timing of seasonal inventory levels.
•An increase in accounts payable, trade of $66.0 million and an increase in accounts payable to The Coca-Cola Company of $116.8 million, primarily driven by the timing of cash payments.
•A decrease in accrued compensation of $41.1 million, primarily as a result of the timing of bonus and incentive payments in the first half of 2026.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of July 3, 2026, the Company had $171.7 million in cash and cash equivalents. The Company’s cash equivalent balance as of July 3, 2026 consisted predominantly of investments in money market funds. As of July 3, 2026, the Company did not have any short-term investments. Historically, short-term investments have consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

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

Upon completion of the Repurchase, the 18,835,460 shares of Common Stock repurchased from the Seller were retired and recorded as a reduction to Common Stock at par value, with the excess of carrying value over par value recorded as a deduction from retained (deficit) earnings. As a result, the Company was in a deficit position as of July 3, 2026. This deficit position does not impact the Company’s ability to pay dividends.

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

On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. During the second quarter of 2026, the Company did not repurchase any shares of Common Stock under the Share Repurchase Program. As of July 3, 2026, the total remaining authorization under the Share Repurchase Program was $136.3 million.

The Company’s debt as of July 3, 2026 and December 31, 2025 was as follows:

(in thousands)	Maturity Date	July 3, 2026	December 31, 2025
Senior notes(1)	10/10/2026	$100,000	$100,000
Term loan facility (the “Three-Year Term Loan Facility”)(2)	12/8/2028	900,000	900,000
Senior bonds (the “2029 Senior Bonds”)(3)	6/1/2029	700,000	700,000
Revolving credit facility(4)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Term loan facility (the “Five-Year Term Loan Facility”)(2)	12/6/2030	175,000	450,000
Senior bonds (the “2034 Senior Bonds”)(5)	6/1/2034	500,000	500,000
Unamortized discount on senior bonds(3)(5)	Various	(1,065)	(1,201)
Debt issuance costs		(10,823)	(12,790)
Total debt		2,513,112	2,786,009
Less: Current portion of debt(1)		100,000	100,000
Total long-term debt		$2,413,112	$2,686,009

(1)As of July 3, 2026 and December 31, 2025, the senior notes maturing in 2026 were classified as current portion of debt in the condensed consolidated balance sheets.
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

On December 8, 2025, the Company entered into a term loan agreement, providing for (i) the Three-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $900 million, maturing on December 8, 2028 and (ii) the Five-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $450 million, maturing on December 6, 2030 (collectively, the “Term Loan Facilities”). Also on December 8, 2025, the Company borrowed $1.35 billion under the Term Loan Facilities, the full amount available under the Term Loan Facilities. In conjunction with the borrowings under the Term Loan Facilities, the Company modified and extinguished the Bridge Facility discussed above, fully repaying the $1.20 billion outstanding under the Bridge Facility through a net cash settlement with the lender. As of July 3, 2026, the Company has repaid $275 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $175 million.

The indenture under which the 2029 Senior Bonds and the 2034 Senior Bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility and the Term Loan Facilities, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio (each as defined in the respective agreement). The Company was in compliance with these covenants as of July 3, 2026. These covenants have not restricted the Company’s liquidity or capital resources.

On February 12, 2026, the Company entered into three $150 million fixed rate swap agreements, maturing on February 8, 2027, August 8, 2027 and February 8, 2028 to hedge a portion of the interest rate risk on the Three-Year Term Loan Facility and the Five-Year Term Loan Facility. Over the next 12 months, the Company expects approximately $2 million related to these interest rate swaps to be released from accumulated other comprehensive loss. These interest rate swaps are designated as cash flow hedging instruments and changes in their fair values are not expected to be material to the condensed consolidated balance sheets. Changes in the fair values of these interest rate swaps were classified as accumulated other comprehensive loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of July 3, 2026, the Company’s credit ratings and outlook for its debt were as follows:

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

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Second Quarter
(in thousands)	2026	2025
Beginning balance - Level 3 liability	$753,029	$681,800
Payments of acquisition related contingent consideration	(18,056)	(15,390)
Reclassification to current payables	700	(3,500)
Increase in fair value	24,723	12,390
Ending balance - Level 3 liability	$760,396	$675,300

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Half
(in thousands)	2026	2025
Cash Sources:
Net cash provided by operating activities(1)	$420,647	$406,221
Proceeds from the sale of property, plant and equipment	334	6,277
Proceeds from the disposal of short-term investments	—	224,485
Total cash sources	$420,981	$636,983

Cash Uses:
Payments on term loan facility	$275,000	$—
Additions to property, plant and equipment	147,354	157,383
Payments of acquisition related contingent consideration	37,126	35,209
Cash dividends paid	33,282	43,589
Investment in equity method investees	9,927	10,594
Payments on financing lease obligations	275	1,320
Debt issuance fees	276	233
Purchases of short-term investments	—	270,144
Payments related to share repurchases	27,972	34,410
Total cash uses	$531,212	$552,882
Net (decrease) increase in cash and cash equivalents during period	$(110,231)	$84,101

(1)Net cash provided by operating activities in the first half of 2026 included net income tax payments of $89.5 million and net interest payments of $66.1 million. Net cash provided by operating activities in the first half of 2025 included net income tax payments of $111.3 million and net interest payments of $43.7 million.

Cash Flows from Operating Activities

During the first half of 2026, cash provided by operating activities was $420.6 million, which was an increase of $14.4 million as compared to the first half of 2025.

Cash Flows from Investing Activities

During the first half of 2026, cash used in investing activities was $156.9 million, which was a decrease of $50.4 million as compared to the first half of 2025. The decline in cash used in investing activities was primarily a result of the net outflow related to purchases and disposals of short-term investments of $45.7 million in the first half of 2025, as compared to no activity in the first half of 2026.

Additions to property, plant and equipment were $147.4 million during the first half of 2026 and $157.4 million during the first half of 2025. There were $27.4 million and $34.8 million of additions to property, plant and equipment accrued in accounts payable, trade as of July 3, 2026 and June 27, 2025, respectively.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2026 will be approximately $300 million.

Cash Flows from Financing Activities

During the first half of 2026, cash used in financing activities was $373.9 million, which was an increase of $259 million as compared to the first half of 2025. The increase in cash used in financing activities was primarily driven by the repayment of $275 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility during the first half of 2026.

The Company had cash payments for acquisition related contingent consideration of $37.1 million during the first half of 2026 and $35.2 million during the first half of 2025. For 2026, the Company estimates the annual sub-bottling payments will be in the range of approximately $70 million to $80 million. For the next five future years (beginning with fiscal year 2027), the Company anticipates that the amount it could pay annually will be in the range of approximately $50 million to $70 million.

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

	Second Quarter		First Half
(in thousands)	2026	2025	2026	2025
Increase (decrease) in cost of sales	$6,447	$(565)	$2,135	$428
Increase (decrease) in SD&A expenses	5	(330)	(11,948)	(263)
Net impact	$6,452	$(895)	$(9,813)	$165

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate volatility with regard to existing issuances of debt, including its revolving credit facility and the Term Loan Facilities. The Company had outstanding borrowings under the Term Loan Facilities as of July 3, 2026 totaling $1.08 billion. Based on the Company’s variable rate debt and fixed rate interest rate swaps outstanding as of July 3, 2026, we estimate a 1% increase in interest rates would increase annual interest expense by $6.9 million. As of December 31, 2025, the Company had outstanding borrowings under the Term Loan Facilities totaling $1.35 billion and estimated a 1% increase in interest rates would increase annual interest expense by $13.5 million.

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

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including portions of our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10% decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $18 million as of July 3, 2026.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of each agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 3.5% in June 2026, as compared to 2.7% in December 2025 and 2.9% in December 2024. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2026.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 3, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended July 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: August 5, 2026	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Chief Financial Officer and Chief Accounting Officer