Form 10-Q
period 2026-10-02
Coca-Cola Consolidated, Inc.
filed 2026-11-04
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 23, 2026, there were 56,517,334 shares of the registrant’s Common Stock, par value $1.00 per share, and 10,046,960 shares of the registrant’s Class B Common Stock, par value $1.00 per share, outstanding.

COCA‑COLA CONSOLIDATED, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2026

i

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		First Nine Months
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$1,989,543	$1,888,317	$5,888,631	$5,323,813
Cost of sales	1,217,959	1,139,801	3,611,554	3,205,697
Gross profit	771,584	748,516	2,277,077	2,118,116
Selling, delivery and administrative expenses	499,993	501,882	1,496,623	1,409,578
Income from operations	271,591	246,634	780,454	708,538
Interest expense, net	28,843	4,687	91,387	17,509
Mark-to-market on acquisition related contingent consideration	7,971	49,350	86,085	104,468
Other (income) expense, net	(3,862)	367	(1,996)	1,866
Income before taxes	238,639	192,230	604,978	584,695
Income tax expense	62,780	49,896	158,742	151,363
Net income	$175,859	$142,334	$446,236	$433,332

Basic net income per share:
Common Stock	$2.64	$1.64	$6.70	$4.99
Weighted average number of Common Stock shares outstanding	56,517	76,554	56,517	76,881

Class B Common Stock	$2.64	$1.64	$6.70	$4.98
Weighted average number of Class B Common Stock shares outstanding	10,047	10,047	10,047	10,047

Diluted net income per share:
Common Stock	$2.64	$1.64	$6.69	$4.98
Weighted average number of Common Stock shares outstanding – assuming dilution	66,641	86,728	66,653	87,070

Class B Common Stock	$2.64	$1.64	$6.69	$4.97
Weighted average number of Class B Common Stock shares outstanding – assuming dilution	10,124	10,174	10,136	10,189

Cash dividends per share:
Common Stock	$0.25	$0.25	$0.75	$0.75
Class B Common Stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Net income	$175,859	$142,334	$446,236	$433,332

Other comprehensive income, net of tax:
Defined benefit plan reclassification including pension costs:
Actuarial loss	—	(6)	—	(18)
Prior service credits	6	3	18	9
Postretirement benefits reclassification including benefit costs:
Actuarial gain	184	—	552	—
Interest rate swap	947	—	3,065	—
Net change in unrealized gain/loss on short-term investments	—	63	—	23
Other comprehensive income, net of tax	1,137	60	3,635	14
Comprehensive income	$176,996	$142,394	$449,871	$433,346

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	October 2, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$311,914	$281,918
Accounts receivable, trade	636,732	585,777
Allowance for doubtful accounts	(12,904)	(11,176)
Accounts receivable from The Coca‑Cola Company	174,498	70,197
Accounts receivable, other	64,155	54,889
Inventories	384,259	336,401
Prepaid expenses and other current assets	119,461	108,668
Total current assets	1,678,115	1,426,674
Property, plant and equipment, net	1,651,964	1,604,605
Right-of-use assets - operating leases	101,270	116,611
Leased property under financing leases, net	855	1,160
Other assets	245,537	216,428
Goodwill	165,903	165,903
Distribution agreements, net	748,692	767,360
Customer lists, net	3,058	4,257
Total assets	$4,595,394	$4,302,998

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Current portion of obligations under operating leases	$23,346	$24,412
Current portion of obligations under financing leases	354	556
Accounts payable, trade	430,515	359,107
Accounts payable to The Coca‑Cola Company	274,055	182,446
Other accrued liabilities	312,169	307,237
Accrued compensation	120,967	154,899
Current portion of debt	100,000	100,000
Total current liabilities	1,261,406	1,128,657
Deferred income taxes	151,447	143,738
Pension and postretirement benefit obligations	70,141	69,298
Other liabilities	956,729	918,755
Noncurrent portion of obligations under operating leases	80,536	95,076
Noncurrent portion of obligations under financing leases	976	1,188
Long-term debt	2,413,934	2,686,009
Total liabilities	4,935,169	5,042,721
Commitments and Contingencies
(Deficit)/Equity:
Common Stock, $1.00 par value: 300,000,000 shares authorized; 56,517,334 shares issued	56,517	56,517
Class B Common Stock, $1.00 par value: 100,000,000 shares authorized; 10,046,960 shares issued	10,047	10,047
Additional paid-in capital	23,764	23,764
Retained deficit	(427,733)	(824,046)
Accumulated other comprehensive loss	(2,370)	(6,005)
Total (deficit)/equity	(339,775)	(739,723)
Total liabilities and (deficit)/equity	$4,595,394	$4,302,998

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$446,236	$433,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense from property, plant and equipment and financing leases	156,120	145,637
Amortization of intangible assets and deferred proceeds, net	17,568	17,587
Fair value adjustment of acquisition related contingent consideration	86,085	104,468
Deferred income taxes	6,526	523
Payments of acquisition related contingent consideration	(5,562)	—
Loss (gain) on sale of property, plant and equipment	5,166	(580)
Amortization of debt costs	3,374	2,485
Change in current assets less current liabilities	(43,496)	38,581
Change in other noncurrent assets	(204)	1,469
Change in other noncurrent liabilities	(7,009)	(20,589)
Total adjustments	218,568	289,581
Net cash provided by operating activities	$664,804	$722,913

Cash Flows from Investing Activities:
Additions to property, plant and equipment	$(219,281)	$(209,994)
Investment in equity method investees	(13,328)	(14,709)
Proceeds from the sale of property, plant and equipment	530	6,385
Proceeds from the disposal of short-term investments	—	506,646
Purchases of short-term investments	—	(350,003)
Net cash used in investing activities	$(232,079)	$(61,675)

Cash Flows from Financing Activities:
Payments on term loan facility	$(275,000)	$—
Cash dividends paid	(49,923)	(65,310)
Payments of acquisition related contingent consideration	(49,144)	(51,639)
Payments related to share repurchases	(27,972)	(145,698)
Payments on financing lease obligations	(414)	(1,675)
Debt issuance fees	(276)	(267)
Net cash used in financing activities	$(402,729)	$(264,589)

Net increase in cash and cash equivalents during period	$29,996	$396,649
Cash and cash equivalents at beginning of period	281,918	1,135,824
Cash and cash equivalents at end of period	$311,914	$1,532,473

Significant non-cash investing and financing activities:
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	$22,826	$23,970
Right-of-use assets obtained in exchange for operating lease obligations	1,896	26,059

See accompanying notes to condensed consolidated financial statements.

COCA‑COLA CONSOLIDATED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Deficit
Balance on July 3, 2026	$56,517	$10,047	$23,764	$(586,951)	$(3,507)	$—	$—	$(500,130)
Net income	—	—	—	175,859	—	—	—	175,859
Other comprehensive income, net of tax	—	—	—	—	1,137	—	—	1,137
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(14,129)	—	—	—	(14,129)
Class B Common Stock ($0.25 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Balance on October 2, 2026	$56,517	$10,047	$23,764	$(427,733)	$(2,370)	$—	$—	$(339,775)

Balance on December 31, 2025	$56,517	$10,047	$23,764	$(824,046)	$(6,005)	$—	$—	$(739,723)
Net income	—	—	—	446,236	—	—	—	446,236
Other comprehensive income, net of tax	—	—	—	—	3,635	—	—	3,635
Dividends declared:
Common Stock ($0.75 per share)	—	—	—	(42,387)	—	—	—	(42,387)
Class B Common Stock ($0.75 per share)	—	—	—	(7,536)	—	—	—	(7,536)
Balance on October 2, 2026	$56,517	$10,047	$23,764	$(427,733)	$(2,370)	$—	$—	$(339,775)

(in thousands, except per share data)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock - Common Stock	Treasury Stock - Class B Common Stock	Total Equity
Balance on June 27, 2025	$108,327	$16,328	$23,764	$1,642,592	$1,839	$(162,222)	$(409)	$1,630,219
Net income	—	—	—	142,334	—	—	—	142,334
Other comprehensive income, net of tax	—	—	—	—	60	—	—	60
Dividends declared:
Common Stock ($0.25 per share)	—	—	—	(19,209)	—	—	—	(19,209)
Class B Common Stock ($0.25 per share)	—	—	—	(2,512)	—	—	—	(2,512)
Share repurchases	(961)	—	—	(114,007)	—	—	—	(114,968)
Retirement of treasury stock	(31,488)	(6,281)	—	(124,862)	—	162,222	409	—
Balance on September 26, 2025	$75,878	$10,047	$23,764	$1,524,336	$1,899	$—	$—	$1,635,924

Balance on December 31, 2024	$108,327	$16,328	$23,764	$1,395,183	$1,885	$(127,467)	$(409)	$1,417,611
Net income	—	—	—	433,332	—	—	—	433,332
Other comprehensive income, net of tax	—	—	—	—	14	—	—	14
Dividends declared:
Common Stock ($0.75 per share)	—	—	—	(57,774)	—	—	—	(57,774)
Class B Common Stock ($0.75 per share)	—	—	—	(7,536)	—	—	—	(7,536)
Share repurchases	(961)	—	—	(114,007)	—	(34,755)	—	(149,723)
Retirement of treasury stock	(31,488)	(6,281)	—	(124,862)	—	162,222	409	—
Balance on September 26, 2025	$75,878	$10,047	$23,764	$1,524,336	$1,899	$—	$—	$1,635,924

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of October 2, 2026 and December 31, 2025.
•The results of operations, comprehensive income and changes in stockholders’ (deficit) equity for the three-month periods ended October 2, 2026 (the “third quarter” of fiscal 2026 (“2026”)) and September 26, 2025 (the “third quarter” of fiscal 2025 (“2025”)) and the nine-month periods ended October 2, 2026 (the “first nine months” of 2026) and September 26, 2025 (the “first nine months” of 2025).
•The changes in cash flows for the first nine months of 2026 and the first nine months of 2025.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as further amended by ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which requires disclosure of disaggregated income expenses, including purchases of inventory, employee compensation, depreciation and intangible asset amortization, among other things. The amendment also requires companies to provide a qualitative description of expense captions not separately disaggregated, as well as the total amount of selling expenses and, annually, the entity’s definition of selling expenses. The amendment is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is in the process of evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

2.    Related Party Transactions

J. Frank Harrison, III

As of October 2, 2026, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, controlled 10,043,940 shares of Class B Common Stock, which represented approximately 78% of the total voting power of the outstanding Common Stock and Class B Common Stock on a consolidated basis.

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

The following table summarizes the significant cash transactions between the Company and The Coca‑Cola Company:

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Payments made by the Company to The Coca-Cola Company(1)	$676,275	$635,840	$1,832,130	$1,683,696
Payments made by The Coca-Cola Company to the Company	78,628	92,413	221,832	261,457

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

Acquisition related sub-bottling payments to CCR were $54.7 million in the first nine months of 2026 and $51.6 million in the first nine months of 2025. The following table summarizes the liability recorded by the Company to reflect the estimated fair value of contingent consideration related to future expected acquisition related sub-bottling payments to CCR:

(in thousands)	October 2, 2026	December 31, 2025
Current portion of acquisition related contingent consideration	$72,625	$74,938
Noncurrent portion of acquisition related contingent consideration	678,362	642,970
Total acquisition related contingent consideration	$750,987	$717,908

Southeastern Container (“Southeastern”)

The Company is a shareholder of Southeastern, a plastic bottle manufacturing cooperative. The Company accounts for Southeastern as an equity method investment. The Company’s investment in Southeastern, which was classified as other assets in the condensed consolidated balance sheets, was $21.5 million as of October 2, 2026 and $21.3 million as of December 31, 2025.

South Atlantic Canners, Inc. (“SAC”)

The Company is a shareholder of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All of SAC’s shareholders are Coca‑Cola bottlers and each has equal voting rights. The Company accounts for SAC as an equity method investment. The Company’s investment in SAC, which was classified as other assets in the condensed consolidated balance sheets, was $41.9 million as of October 2, 2026 and $35.0 million as of December 31, 2025. The Company also guarantees a portion of SAC’s debt. As of both October 2, 2026 and December 31, 2025, the Company was not required to guarantee any of SAC’s debt. See Note 20 for additional information.

The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Proceeds from management fees received from SAC, which were recorded as a reduction to cost of sales in the condensed consolidated statements of operations, were $7.3 million in the first nine months of 2026 and $7.2 million in the first nine months of 2025.

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

CCBSS negotiates the procurement for the majority of the Company’s raw materials, excluding concentrate, and the Company receives a rebate from CCBSS for the purchase of these raw materials. The Company had rebates due from CCBSS of $35.4 million on October 2, 2026 and $17.3 million on December 31, 2025, which were classified as accounts receivable, other in the condensed consolidated balance sheets. Changes in rebates receivable relate to volatility in raw material prices and the timing of cash receipts of rebates.

CONA Services LLC (“CONA”)

Along with certain other Coca‑Cola bottlers, the Company is a member of CONA, an entity formed to provide business process and information technology services to its members. The Company accounts for CONA as an equity method investment. The Company’s investment in CONA, which was classified as other assets in the condensed consolidated balance sheets, was $30.0 million as of October 2, 2026 and $30.2 million as of December 31, 2025.

Pursuant to an amended and restated master services agreement with CONA, the Company is authorized to use the Coke One North America system (the “CONA System”), a uniform information technology system developed to promote operational efficiency and uniformity among North American Coca‑Cola bottlers. In exchange for the Company’s rights to use the CONA System and receive CONA-related services, it is charged service fees by CONA. The Company incurred service fees to CONA of $19.6 million in the first nine months of 2026 and $19.1 million in the first nine months of 2025.

Related Party Leases

The Company leases its headquarters office facility and an adjacent office facility in Charlotte, North Carolina from Beacon Investment Corporation, of which J. Frank Harrison, III is the majority stockholder and each of Morgan H. Everett, Vice Chair of the Company’s Board of Directors, and the spouse of Ellison C. Glenn, the Company’s Chief Sales and Service Officer, is a minority stockholder. The annual base rent the Company is obligated to pay under this lease is subject to an adjustment for an inflation factor and the lease expires on December 31, 2029. Rental payments for this lease were $1.0 million in both the third quarter of 2026 and the third quarter of 2025 and $3.1 million in both the first nine months of 2026 and the first nine months of 2025. The principal balance outstanding under this lease was $13.2 million on October 2, 2026 and $15.9 million on December 31, 2025.

Long-Term Performance Equity Plan

The Long-Term Performance Equity Plan compensates J. Frank Harrison, III based on the Company’s performance. Awards granted to Mr. Harrison under the Long-Term Performance Equity Plan are earned based on the Company’s attainment during a performance period of certain performance measures, each as specified by the Compensation Committee of the Company’s Board of Directors. These awards may be settled in cash and/or shares of Class B Common Stock, based on the average of the closing prices of shares of Common Stock during the last 20 trading days of the performance period. Compensation expense for the Long-Term Performance Equity Plan, which was included in selling, delivery and administrative (“SD&A”) expenses in the condensed consolidated statements of operations, was $2.5 million and $2.4 million in the third quarter of 2026 and the third quarter of 2025, respectively, and $8.6 million and $8.3 million in the first nine months of 2026 and the first nine months of 2025, respectively.

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

The Company’s contracts are derived from customer orders, including customer sales incentives, generated through an order processing and replenishment model. Generally, the Company’s service contracts and contracts related to the delivery of specifically identifiable products have a single performance obligation. Revenues do not include sales or other taxes collected from customers. The Company has defined its performance obligations for its contracts as either at a point in time or over time. Bottle/can sales, sales to other Coca‑Cola bottlers and post-mix sales are recognized when control transfers to a customer, which is generally upon delivery and is considered a single point in time (“point in time”). Point in time sales accounted for approximately 99% of the Company’s net sales in both the first nine months of 2026 and the first nine months of 2025.

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

The following table represents a disaggregation of revenue from contracts with customers:

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Point in time net sales:
Nonalcoholic Beverages - point in time	$1,958,712	$1,861,794	$5,801,275	$5,248,689
Total point in time net sales	$1,958,712	$1,861,794	$5,801,275	$5,248,689

Over time net sales:
Nonalcoholic Beverages - over time(1)	$17,545	$15,425	$47,746	$42,688
All Other - over time(1)	13,286	11,098	39,610	32,436
Total over time net sales	$30,831	$26,523	$87,356	$75,124

Total net sales	$1,989,543	$1,888,317	$5,888,631	$5,323,813

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

The Company’s allowance for doubtful accounts in the condensed consolidated balance sheets includes a reserve for customer returns and an allowance for credit losses. The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle/can sales and post-mix sales could be at risk for return by customers. Returned product is recognized as a reduction to net sales. The Company’s reserve for customer returns was $6.5 million as of October 2, 2026 and $6.0 million as of December 31, 2025.

The Company estimates an allowance for credit losses, based on historic days’ sales outstanding trends, aged customer balances, previously written-off balances and expected recoveries up to balances previously written off, in order to present the net amount expected to be collected. Accounts receivable balances are written off when determined uncollectible and are recognized as a reduction to the allowance for credit losses. Following is a summary of activity for the allowance for credit losses during the first nine months of 2026 and the first nine months of 2025:

	First Nine Months
(in thousands)	2026	2025
Beginning balance - allowance for credit losses	$5,226	$9,524
Additions charged to expenses and as a reduction to net sales	3,766	2,555
Deductions	(2,613)	(4,568)
Ending balance - allowance for credit losses	$6,379	$7,511

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

The Company’s segment results are as follows:

	Third Quarter 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,976,257	$99,646	$(86,360)	$1,989,543
Cost of goods sold	1,225,014	61,763	(68,818)	1,217,959
Gross profit	751,243	37,883	(17,542)	771,584
Selling, delivery and administrative expenses:
Payroll costs(2)	$322,754	$13,827	$—	$336,581
Fleet costs(3)	16,690	7,181	—	23,871
Depreciation and amortization expense(4)	31,529	632	—	32,161
All other segment items(5)	116,795	8,127	(17,542)	107,380
Total selling, delivery and administrative expenses	487,768	29,767	(17,542)	499,993
Income from operations	$263,475	$8,116	$—	$271,591

Total depreciation and amortization expense(4)	$53,019	$5,616	$—	$58,635

	Third Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,877,219	$84,779	$(73,681)	$1,888,317
Cost of goods sold	1,147,875	47,168	(55,242)	1,139,801
Gross profit	729,344	37,611	(18,439)	748,516
Selling, delivery and administrative expenses:
Payroll costs(2)	$315,312	$12,906	$—	$328,218
Fleet costs(3)	25,723	8,281	—	34,004
Depreciation and amortization expense(4)	29,139	550	—	29,689
All other segment items(5)	120,809	7,601	(18,439)	109,971
Total selling, delivery and administrative expenses	490,983	29,338	(18,439)	501,882
Income from operations	$238,361	$8,273	$—	$246,634

Total depreciation and amortization expense(4)	$49,995	$5,091	$—	$55,086

	First Nine Months 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$5,849,021	$281,469	$(241,859)	$5,888,631
Cost of goods sold	3,626,725	173,155	(188,326)	3,611,554
Gross profit	2,222,296	108,314	(53,533)	2,277,077
Selling, delivery and administrative expenses:
Payroll costs(2)	$956,200	$41,285	$—	$997,485
Fleet costs(3)	58,450	23,270	—	81,720
Depreciation and amortization expense(4)	93,216	1,795	—	95,011
All other segment items(5)	353,470	22,470	(53,533)	322,407
Total selling, delivery and administrative expenses	1,461,336	88,820	(53,533)	1,496,623
Income from operations	$760,960	$19,494	$—	$780,454

Total depreciation and amortization expense(4)	$157,243	$16,445		$173,688

	First Nine Months 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$5,291,377	$240,291	$(207,855)	$5,323,813
Cost of goods sold	3,224,211	137,341	(155,855)	3,205,697
Gross profit	2,067,166	102,950	(52,000)	2,118,116
Selling, delivery and administrative expenses:
Payroll costs(2)	$877,630	$37,383	$—	$915,013
Fleet costs(3)	72,812	22,654	—	95,466
Depreciation and amortization expense(4)	86,523	1,631	—	88,154
All other segment items(5)	340,733	22,212	(52,000)	310,945
Total selling, delivery and administrative expenses	1,377,698	83,880	(52,000)	1,409,578
Income from operations	$689,468	$19,070	$—	$708,538

Total depreciation and amortization expense(4)	$147,432	$15,792	$—	$163,224

(1)The net sales elimination represents net sales from the All Other operating segment to the Nonalcoholic Beverages operating segment. The cost of goods sold and SD&A eliminations represent costs incurred in relation to the generation of net sales from the All Other operating segment to the Nonalcoholic Beverages operating segment.
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

5.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
(in thousands, except per share data)	2026	2025	2026	2025
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$175,859	$142,334	$446,236	$433,332
Less dividends:
Common Stock	14,129	19,209	42,387	57,774
Class B Common Stock	2,512	2,512	7,536	7,536
Total undistributed earnings	$159,218	$120,613	$396,313	$368,022

Common Stock undistributed earnings – basic	$135,186	$106,620	$336,495	$325,487
Class B Common Stock undistributed earnings – basic	24,032	13,993	59,818	42,535
Total undistributed earnings – basic	$159,218	$120,613	$396,313	$368,022

Common Stock undistributed earnings – diluted	$135,030	$106,464	$336,045	$324,956
Class B Common Stock undistributed earnings – diluted	24,188	14,149	60,268	43,066
Total undistributed earnings – diluted	$159,218	$120,613	$396,313	$368,022

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$14,129	$19,209	$42,387	$57,774
Common Stock undistributed earnings – basic	135,186	106,620	336,495	325,487
Numerator for basic net income per Common Stock share	$149,315	$125,829	$378,882	$383,261

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$2,512	$7,536	$7,536
Class B Common Stock undistributed earnings – basic	24,032	13,993	59,818	42,535
Numerator for basic net income per Class B Common Stock share	$26,544	$16,505	$67,354	$50,071

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$14,129	$19,209	$42,387	$57,774
Dividends on Class B Common Stock assumed converted to Common Stock	2,512	2,512	7,536	7,536
Common Stock undistributed earnings – diluted	159,218	120,613	396,313	368,022
Numerator for diluted net income per Common Stock share	$175,859	$142,334	$446,236	$433,332

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,512	$2,512	$7,536	$7,536
Class B Common Stock undistributed earnings – diluted	24,188	14,149	60,268	43,066
Numerator for diluted net income per Class B Common Stock share	$26,700	$16,661	$67,804	$50,602

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	56,517	76,554	56,517	76,881
Class B Common Stock weighted average shares outstanding – basic	10,047	10,047	10,047	10,047

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	66,641	86,728	66,653	87,070
Class B Common Stock weighted average shares outstanding – diluted	10,124	10,174	10,136	10,189

	Third Quarter		First Nine Months
(in thousands, except per share data)	2026	2025	2026	2025
Basic net income per share:
Common Stock	$2.64	$1.64	$6.70	$4.99
Class B Common Stock	$2.64	$1.64	$6.70	$4.98

Diluted net income per share:
Common Stock	$2.64	$1.64	$6.69	$4.98
Class B Common Stock	$2.64	$1.64	$6.69	$4.97

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
(8)On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The share repurchase authorization is discretionary and has no expiration date. There were no shares of Common Stock repurchased under the Share Repurchase Program during the first nine months of 2026. As of October 2, 2026, the total remaining authorization under the Share Repurchase Program was $136.3 million.

6.    Inventories

Inventories consisted of the following:

(in thousands)	October 2, 2026	December 31, 2025
Finished products	$254,597	$218,380
Manufacturing materials	85,814	73,825
Plastic shells, plastic pallets and other inventories	43,848	44,196
Total inventories	$384,259	$336,401

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(in thousands)	October 2, 2026	December 31, 2025
Repair parts	$34,047	$35,109
Prepaid software	13,173	11,940
Commodity hedges at fair market value	13,108	4,242
Prepaid taxes	10,037	19,952
Prepaid marketing	6,723	5,545
Other prepaid expenses and other current assets	42,373	31,880
Total prepaid expenses and other current assets	$119,461	$108,668

8.    Property, Plant and Equipment, Net

The principal categories and estimated useful lives of property, plant and equipment, net were as follows:

(in thousands)	October 2, 2026	December 31, 2025	Estimated Useful Lives
Land	$142,547	$138,309
Buildings	553,614	534,167	8-50 years
Machinery and equipment	672,281	663,064	5-20 years
Transportation equipment	789,730	743,325	3-20 years
Furniture and fixtures	116,700	110,819	3-10 years
Cold drink dispensing equipment	476,774	466,537	3-17 years
Leasehold and land improvements	232,790	217,833	5-20 years
Software for internal use	27,122	23,567	3-10 years
Construction in progress	81,604	53,307
Total property, plant and equipment, at cost	3,093,162	2,950,928
Less: Accumulated depreciation and amortization	1,441,198	1,346,323
Total property, plant and equipment, net	$1,651,964	$1,604,605

9.    Leases

Following is a summary of the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	October 2, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	6.0 years	6.4 years
Financing leases	3.8 years	4.1 years
Weighted average discount rate:
Operating leases	4.5%	4.4%
Financing leases	5.0%	4.8%

Following is a summary of the Company’s leases within the condensed consolidated statements of operations:

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Operating lease costs	$6,809	$7,208	$20,837	$20,441
Short-term and variable leases	1,625	1,908	5,658	5,825
Depreciation expense from financing leases	102	165	305	950
Interest expense on financing lease obligations	17	28	55	134
Total lease cost	$8,553	$9,309	$26,855	$27,350

The future minimum lease payments related to the Company’s leases include renewal options the Company has determined to be reasonably certain and exclude payments to landlords for real estate taxes and common area maintenance. Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of October 2, 2026:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2026	$8,397	$158
2027	25,268	338
2028	20,680	345
2029	19,288	352
2030	11,644	268
Thereafter	33,353	—
Total minimum lease payments including interest	$118,630	$1,461
Less: Amounts representing interest	14,748	131
Present value of minimum lease principal payments	103,882	1,330
Less: Current portion of lease liabilities	23,346	354
Noncurrent portion of lease liabilities	$80,536	$976

Following is a summary of future minimum lease payments for all noncancelable operating leases and financing leases as of December 31, 2025:

(in thousands)	Operating Leases	Financing Leases
2026	$28,530	$627
2027	24,969	338
2028	20,403	345
2029	19,095	352
2030	11,447	268
Thereafter	33,290	—
Total minimum lease payments including interest	$137,734	$1,930
Less: Amounts representing interest	18,246	186
Present value of minimum lease principal payments	119,488	1,744
Less: Current portion of lease liabilities	24,412	556
Noncurrent portion of lease liabilities	$95,076	$1,188

Following is a summary of the Company’s leases within the condensed consolidated statements of cash flows:

	First Nine Months
(in thousands)	2026	2025
Cash flows from operating activities impact:
Operating leases	$21,088	$19,587
Interest payments on financing lease obligations	55	134
Total cash flows from operating activities impact	$21,143	$19,721

Cash flows from financing activities impact:
Principal payments on financing lease obligations	$414	$1,675
Total cash flows from financing activities impact	$414	$1,675

Subsequent to quarter-end, the Company entered into an operating lease commitment with a lease term of five years. This lease commitment is expected to commence during 2027. The additional lease liability associated with this lease commitment is expected to be approximately $15 million.

10.    Distribution Agreements, Net

Distribution agreements, net, which are amortized on a straight-line basis and have estimated useful lives of 20 to 40 years, consisted of the following:

(in thousands)	October 2, 2026	December 31, 2025
Distribution agreements at cost	$990,191	$990,191
Less: Accumulated amortization	241,499	222,831
Distribution agreements, net	$748,692	$767,360

11.    Customer Lists, Net

Customer lists, net, which are amortized on a straight-line basis and have estimated useful lives of five to 12 years, consisted of the following:

(in thousands)	October 2, 2026	December 31, 2025
Customer lists at cost	$25,288	$25,288
Less: Accumulated amortization	22,230	21,031
Customer lists, net	$3,058	$4,257

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

All outstanding amounts related to suppliers participating in the SCF program are recorded in accounts payable, trade in the condensed consolidated balance sheets, and associated payments are included in operating activities in the condensed consolidated statements of cash flows. The Company’s outstanding confirmed obligations included in accounts payable, trade in the condensed consolidated balance sheets were $93.0 million as of October 2, 2026 and $66.6 million as of December 31, 2025.

13.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	October 2, 2026	December 31, 2025
Current portion of acquisition related contingent consideration	$72,625	$74,938
Accrued insurance costs	69,691	68,181
Accrued marketing costs	64,656	62,467
Employee and retiree benefit plan accruals	34,336	35,308
Accrued interest payable	25,647	10,558
Accrued taxes (other than income taxes)	7,491	6,485
Accrued excise taxes related to share repurchases	—	27,972
All other accrued expenses	37,723	21,328
Total other accrued liabilities	$312,169	$307,237

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

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Cost of sales	$3,064	$378	$(4,524)	$899
Selling, delivery and administrative expenses	5,627	(84)	12,481	770
Total gain	$8,691	$294	$7,957	$1,669

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

(in thousands)	October 2, 2026	December 31, 2025
Assets:
Prepaid expenses and other current assets	$13,108	$4,242
Other assets	464	—
Total assets	$13,572	$4,242

Liabilities:
Other accrued liabilities	$—	$42
Other liabilities	1,415	—
Total liabilities	$1,415	$42

The following table summarizes the Company’s gross commodity derivative instrument assets and gross commodity derivative instrument liabilities in the condensed consolidated balance sheets:

(in thousands)	October 2, 2026	December 31, 2025
Gross commodity derivative instrument assets	$17,598	$4,994
Gross commodity derivative instrument liabilities	5,441	794

The following table summarizes the Company’s outstanding commodity derivative instruments:

(in thousands)	October 2, 2026				December 31, 2025
	Aluminum		Fuel		Aluminum		Fuel
Net notional amount of outstanding commodity derivative instruments	$1,120		$6,476		$15,129		$2,415
Hedged via call and swap instruments	59	t	8,625	gal	10	t	7,500	gal
Hedged via put instruments	67	t	9,075	gal	5	t	9,900	gal
Latest maturity date of outstanding commodity derivative instruments	December 2028		December 2027		December 2026		December 2026

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

The following tables summarize the carrying amounts and the fair values by level of the Company’s deferred compensation plan assets and liabilities, commodity derivative instruments, interest rate swaps, debt and acquisition related contingent consideration:

	October 2, 2026
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$105,226	$105,226	$105,226	$—	$—
Commodity derivative instruments	13,572	13,572	—	13,572	—
Interest rate swaps	4,062	4,062	—	4,062	—
Liabilities:
Deferred compensation plan liabilities	105,226	105,226	105,226	—	—
Commodity derivative instruments	1,415	1,415	—	1,415	—
Debt	2,513,934	2,514,000	—	2,514,000	—
Acquisition related contingent consideration	750,987	750,987	—	—	750,987

	December 31, 2025
(in thousands)	Carrying Amount	Total Fair Value	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Assets:
Deferred compensation plan assets	$95,195	$95,195	$95,195	$—	$—
Commodity derivative instruments	4,242	4,242	—	4,242	—
Liabilities:
Deferred compensation plan liabilities	95,195	95,195	95,195	—	—
Commodity derivative instruments	42	42	—	42	—
Debt	2,786,009	2,848,500	—	2,848,500	—
Acquisition related contingent consideration	717,908	717,908	—	—	717,908

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

The acquisition related contingent consideration liability is the Company’s only Level 3 asset or liability. A summary of the Level 3 activity is as follows:

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Beginning balance - Level 3 liability	$760,396	$675,300	$717,908	$654,191
Payments of acquisition related contingent consideration	(17,580)	(16,430)	(54,706)	(51,639)
Reclassification to current payables	200	(400)	1,700	800
Increase in fair value	7,971	49,350	86,085	104,468
Ending balance - Level 3 liability	$750,987	$707,820	$750,987	$707,820

As of October 2, 2026 and September 26, 2025, a WACC of 8.8% and 8.6%, respectively, was utilized in the valuation of the Company’s acquisition related contingent consideration liability. The increase in the fair value of the acquisition related contingent consideration liability during the first nine months of 2026 was driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the WACC used to calculate the fair value of the liability from 8.5% as of December 31, 2025. This fair value adjustment was recorded in mark-to-market on acquisition related contingent consideration in the condensed consolidated statement of operations for the first nine months of 2026.

For 2026, the Company estimates the annual sub-bottling payments will be approximately $72 million. For the next five future years (beginning with fiscal year 2027), the Company anticipates that the amount it could pay annually will be in the range of approximately $50 million to $80 million.

16.    Income Taxes

The Company’s effective income tax rate was 26.2% for the first nine months of 2026 and 25.9% for the first nine months of 2025. The Company’s income tax expense was $158.7 million for the first nine months of 2026 and $151.4 million for the first nine months of 2025. The increase in income tax expense was primarily attributable to higher income before taxes during the first nine months of 2026 compared to the first nine months of 2025.

The Company had uncertain tax positions, including accrued interest, of $0.6 million on October 2, 2026 and $0.5 million on December 31, 2025, all of which would affect the Company’s effective income tax rate if recognized.

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

The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Service cost	$993	$973	$2,979	$2,919
Interest cost	760	653	2,280	1,959
Expected return on plan assets	(963)	(819)	(2,890)	(2,458)
Recognized net actuarial gain	—	(9)	—	(27)
Amortization of prior service costs	8	4	25	12
Net periodic pension cost	$798	$802	$2,394	$2,405

Contributions to the Bargaining Plan are based on actuarially determined amounts and are limited to the amounts currently deductible for income tax purposes. The Company contributed $2.0 million to the Bargaining Plan during the first nine months of 2026 to fund the ongoing projected benefit obligation of the Bargaining Plan. The Company does not anticipate making additional contributions to the Bargaining Plan during the fourth quarter of 2026.

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

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Service cost	$310	$323	$929	$969
Interest cost	967	857	2,902	2,571
Recognized net actuarial loss	244	—	731	—
Net periodic postretirement benefit cost	$1,521	$1,180	$4,562	$3,540

18.    Other Liabilities

Other liabilities consisted of the following:

(in thousands)	October 2, 2026	December 31, 2025
Noncurrent portion of acquisition related contingent consideration	$678,362	$642,970
Accruals for executive benefit plans	181,112	176,506
Noncurrent deferred proceeds from related parties	91,750	94,048
Other	5,505	5,231
Total other liabilities	$956,729	$918,755

19.    Debt

Following is a summary of the Company’s debt:

(in thousands)	Maturity Date	Interest Rate	Interest Paid	Public/ Nonpublic	October 2, 2026	December 31, 2025
Senior notes(1)	10/10/2026	3.930%	Quarterly	Nonpublic	$100,000	$100,000
Term loan facility (the “Three-Year Term Loan Facility”)(2)	12/8/2028	Variable	Monthly	Nonpublic	900,000	900,000
Senior bonds (the “2029 Senior Bonds”)(3)	6/1/2029	5.250%	Semi-annually	Public	700,000	700,000
Revolving credit facility(4)	6/10/2029	Variable	Varies	Nonpublic	—	—
Senior notes	3/21/2030	3.960%	Quarterly	Nonpublic	150,000	150,000
Term loan facility (the “Five-Year Term Loan Facility”)(2)	12/6/2030	Variable	Monthly	Nonpublic	175,000	450,000
Senior bonds (the “2034 Senior Bonds”)(5)	6/1/2034	5.450%	Semi-annually	Public	500,000	500,000
Unamortized discount on senior bonds(3)(5)	Various				(996)	(1,201)
Debt issuance costs					(10,070)	(12,790)
Total debt					2,513,934	2,786,009
Less: Current portion of debt(1)					100,000	100,000
Total long-term debt					$2,413,934	$2,686,009

(1)As of October 2, 2026 and December 31, 2025, the senior notes maturing in 2026 were classified as current portion of debt in the condensed consolidated balance sheets.
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

On December 8, 2025, the Company entered into a term loan agreement, providing for (i) the Three-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $900 million, maturing on December 8, 2028 and (ii) the Five-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $450 million, maturing on December 6, 2030 (collectively, the “Term Loan Facilities”). Also on December 8, 2025, the Company borrowed $1.35 billion under the Term Loan Facilities, the full amount available under the Term Loan Facilities. In conjunction with the borrowings under the Term Loan Facilities, the Company modified and extinguished the Bridge Facility discussed above, fully repaying the $1.20 billion outstanding under the Bridge Facility through a net cash settlement with the lender. As of October 2, 2026, the Company had repaid $275 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $175 million.

Subsequent to the end of the third quarter of 2026, the Company repaid the $100 million aggregate principal balance outstanding under the Senior Notes maturing on October 10, 2026 using cash on hand. Additionally, subsequent to the end of the third quarter of 2026, the Company repaid $75 million of the $175 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $100 million.

Also subsequent to the end of the third quarter of 2026, on November 4, 2026, the Company provided its lenders with an irrevocable notice that it will repay $25 million of the remaining $100 million aggregate principal balance outstanding on the

Five-Year Term Loan Facility. This payment will be made on November 9, 2026 and will bring the aggregate principal balance outstanding on the Five-Year Term Loan Facility to $75 million.

The indenture under which the 2029 Senior Bonds and the 2034 Senior Bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility and the Term Loan Facilities, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio (each as defined in the respective agreement). The Company was in compliance with these covenants as of October 2, 2026. These covenants have not restricted the Company’s liquidity or capital resources.

On February 12, 2026, the Company entered into three $150 million fixed rate swap agreements, maturing on February 8, 2027, August 8, 2027 and February 8, 2028 to hedge a portion of the interest rate risk on the Three-Year Term Loan Facility and the Five-Year Term Loan Facility. Over the next 12 months, the Company expects approximately $4 million related to these interest rate swaps to be released from accumulated other comprehensive loss. These interest rate swaps are designated as cash flow hedging instruments and changes in their fair values are not expected to be material to the condensed consolidated balance sheets. Changes in the fair values of these interest rate swaps were classified as accumulated other comprehensive loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income. Settlements of interest rate swaps are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

20.    Commitments and Contingencies

Manufacturing Cooperatives

The Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories from Southeastern. The Company is also obligated to purchase 16.0 million cases of finished product from SAC on an annual basis through June 2034. The Company purchased 19.6 million cases and 20.4 million cases of finished product from SAC in the first nine months of 2026 and the first nine months of 2025, respectively.

The following table summarizes the Company’s purchases from these manufacturing cooperatives:

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Purchases from Southeastern	$29,643	$32,061	$85,923	$88,601
Purchases from SAC	51,484	55,381	174,691	165,525
Total purchases from manufacturing cooperatives	$81,127	$87,442	$260,614	$254,126

The Company guarantees a portion of SAC’s debt, which matures in 2028, based on the ratio of SAC’s total liabilities to SAC’s shareholders’ equity as of December 31 of each year. As of October 2, 2026 and December 31, 2025, the ratio of SAC’s total liabilities to SAC’s shareholders’ equity was such that the Company was not required to guarantee any of SAC’s debt. In the event SAC fails to fulfill its commitments under the related debt, the Company would be responsible for payment to the lenders up to the level of the guarantee. The Company does not anticipate SAC will fail to fulfill its commitments related to the debt. The Company further believes SAC has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of its products to adequately mitigate the risk of material loss relating to the Company’s guarantee.

The Company holds no assets as collateral against the SAC guarantee, the fair value of which is immaterial to the condensed consolidated financial statements. The Company monitors its investment in SAC and would be required to write down its investment if an impairment, other than a temporary impairment, was identified. No impairment of the Company’s investment in SAC was identified as of October 2, 2026, and there was no impairment identified in 2025.

Other Commitments and Contingencies

The Company has standby letters of credit and other collateral, primarily related to its property and casualty insurance programs. These letters of credit and other collateral totaled $52.7 million on October 2, 2026 and $47.5 million on December 31, 2025.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. As of October 2, 2026, the future payments related to these contractual arrangements, which expire at various dates through 2037, amounted to $156.5 million. As of December 31, 2025, the future payments related to these contractual arrangements, which expire at various dates through 2035, amounted to $151.1 million.

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

Following is a summary of AOCI(L) for the third quarter of 2026 and the third quarter of 2025:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	July 3, 2026	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	October 2, 2026
Net pension activity:
Actuarial gain	$4,439	$—	$—	$—	$—	$4,439
Prior service costs	(155)	—	—	8	(2)	(149)
Net postretirement benefits activity:
Actuarial loss	(4,476)	—	—	244	(60)	(4,292)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swaps	2,118	1,255	(308)			3,065
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(3,507)	$1,255	$(308)	$252	$(62)	$(2,370)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	June 27, 2025	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	September 26, 2025
Net pension activity:
Actuarial gain	$4,406	$—	$—	$(9)	$3	$4,400
Prior service costs	(79)	—	—	4	(1)	(76)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	—	—	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized (loss) gain on short-term investments	(15)	71	(17)	12	(3)	48
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$1,839	$71	$(17)	$7	$(1)	$1,899

Following is a summary of AOCI(L) for the first nine months of 2026 and the first nine months of 2025:

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2025	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	October 2, 2026
Net pension activity:
Actuarial gain	$4,439	$—	$—	$—	$—	$4,439
Prior service costs	(167)	—	—	25	(7)	(149)
Net postretirement benefits activity:						—
Actuarial loss	(4,844)	—	—	731	(179)	(4,292)
Prior service costs	(624)	—	—	—	—	(624)
Interest rate swaps	—	4,062	(997)	—	—	3,065
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$(6,005)	$4,062	$(997)	$756	$(186)	$(2,370)

		Gains (Losses) During the Period		Reclassification to Income
(in thousands)	December 31, 2024	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	September 26, 2025
Net pension activity:
Actuarial gain	$4,418	$—	$—	$(27)	$9	$4,400
Prior service costs	(85)	—	—	12	(3)	(76)
Net postretirement benefits activity:
Actuarial gain	2,960	—	—	—	—	2,960
Prior service costs	(624)	—	—	—	—	(624)
Unrealized gain on short-term investments	25	20	(6)	12	(3)	48
Reclassification of stranded tax effects	(4,809)	—	—	—	—	(4,809)
Total AOCI(L)	$1,885	$20	$(6)	$(3)	$3	$1,899

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
(in thousands)	2026	2025
Accounts receivable, trade	$(50,955)	$(20,859)
Allowance for doubtful accounts	1,728	(1,613)
Accounts receivable from The Coca‑Cola Company	(104,301)	3,926
Accounts receivable, other	(9,266)	(8,711)
Inventories	(47,858)	(24,462)
Prepaid expenses and other current assets	(6,731)	(4,219)
Short-term investments	—	(4,464)
Accounts payable, trade	83,306	47,957
Accounts payable to The Coca‑Cola Company	91,609	40,352
Other accrued liabilities	32,904	43,643
Accrued compensation	(33,932)	(32,969)
Change in current assets less current liabilities	$(43,496)	$38,581

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

Each of the Company’s quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The Company’s fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The condensed consolidated financial statements presented are:

•The financial position as of October 2, 2026 and December 31, 2025.
•The results of operations, comprehensive income and changes in stockholders’ (deficit) equity for the three-month periods ended October 2, 2026 (the “third quarter” of fiscal 2026 (“2026”)) and September 26, 2025 (the “third quarter” of fiscal 2025 (“2025”)) and the nine-month periods ended October 2, 2026 (the “first nine months” of 2026) and September 26, 2025 (the “first nine months” of 2025).
•The changes in cash flows for the first nine months of 2026 and the first nine months of 2025.

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

Executive Summary

Volume increased 1.4% in the third quarter of 2026 and 7.1% in the first nine months of 2026. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, volume increased 5.1% in the first nine months of 2026. Our Sparkling category volume increased 1.5% in the third quarter of 2026 and 6.7% in the first nine months of 2026, or 4.6% on an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section. Sparkling volume growth was led by our zero-sugar and flavor offerings. Still category volume increased 1.2% in the third quarter of 2026 and 8.5% in the first nine months of 2026, or 6.6% on an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section. The Still category volume growth was driven by strong performance primarily from our Energy and Protein products. In addition, we estimate the shift in timing of the Fourth of July holiday reduced total volume by approximately 1.0% in the third quarter of 2026 compared to the third quarter of 2025.

Net sales increased 5.4% to $2.0 billion in the third quarter of 2026. The growth in net sales was primarily the result of annual pricing actions with additional contribution from higher volumes. Sparkling and Still net sales increased 4.4% and 6.8%, respectively, in the third quarter of 2026 compared to the third quarter of 2025. The increase in Sparkling category net sales was driven primarily by sales of multi-pack, take-home aluminum can packages sold within our large store, club and value channels. Net sales of our Still products were especially strong in our convenience and value store channels. Volume mix in Still products contributed to the revenue growth as Energy and Protein products made up more of the sales growth in the quarter.

Gross profit in the third quarter of 2026 was $771.6 million, an increase of $23.1 million, or 3.1%. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, gross profit increased $20.4 million, or 2.7%. Gross margin in the third quarter of 2026 decreased 80 basis points to 38.8%. Adjusted gross margin in the third quarter of 2026, as defined in the “Adjusted Results (Non-GAAP)” section, decreased 100 basis points to 38.6%. The annual price increases we executed earlier this year across our portfolio have helped to offset a portion of the higher commodity and supply chain costs experienced during the third quarter of 2026. However, the growth in certain supply chain and commodity costs, in particular aluminum and fuel, has outpaced our price increases, leading to the gross margin compression during the quarter. Additionally, our gross margin for the third quarter of 2026 was negatively impacted by the shift in our sales mix. For the first nine months of 2026, gross profit increased $159.0 million, or 7.5%. For the first nine months of 2026, adjusted gross profit, as presented in the “Adjusted Results (Non-GAAP)” section, increased $109.4 million, or 5.2%.

Selling, delivery and administrative (“SD&A”) expenses in the third quarter of 2026 decreased $1.9 million, or 0.4%. SD&A expenses as a percentage of net sales decreased to 25.1% in the third quarter of 2026 from 26.6% in the third quarter of 2025. The change in SD&A expenses was driven by an increase in labor costs related to annual wage adjustments and higher employee benefit costs, offset by a favorable, non-cash fair value adjustment to our fuel hedging positions of approximately $6 million. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, SD&A expenses in the third quarter of 2026 increased by $3.8 million, or 0.8%. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, SD&A expenses as a percentage of net sales declined to 25.4% in the third quarter of 2026 from 26.6% in the third quarter of 2025. SD&A expenses in the first nine months of 2026 increased $87.0 million, or 6.2%. The increase in SD&A expenses in the first nine months of 2026 was driven by an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025. Approximately $25.0 million of the year-to-date increase was related to the six additional days in the first nine months of 2026.

Income from operations in the third quarter of 2026 was $271.6 million, compared to $246.6 million in the third quarter of 2025, an increase of $25.0 million, or 10.1%. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, income from operations in the third quarter of 2026 was $262.9 million, an increase of $16.6 million, or 6.7%. Operating margin for the third quarter of 2026 was 13.7% as compared to 13.1% for the third quarter of 2025, an increase of 60 basis points. Adjusted operating margin for the third quarter of 2026, as defined in the “Adjusted Results (Non-GAAP)” section, was 13.2% as compared to 13.0% for the third quarter of 2025, an increase of 20 basis points. For the first nine months of 2026, income from operations increased $71.9 million, or 10.1%. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, income from operations in the first nine months of 2026 increased $35.6 million, or 5.0%. The six additional selling days in the first nine months of 2026 accounted for approximately $30.0 million of the increase in income from operations.

Net income in the third quarter of 2026 was $175.9 million, compared to $142.3 million in the third quarter of 2025, an increase of $33.5 million, or 23.6%. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, net income in the third quarter of 2026 was $175.3 million, compared to $179.2 million in the third quarter of 2025, a decrease of $3.9 million, or 2.2%. Net income in the third quarter of 2025 was adversely impacted by non-cash, fair value adjustments to our acquisition related contingent consideration as compared to the third quarter of 2026.

Net income for the first nine months of 2026 was $446.2 million, compared to $433.3 million in the first nine months of 2025, an improvement of $12.9 million, or 3.0%. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, net income in the first nine months of 2026 was $482.5 million, compared to $510.6 million in the first nine months of 2025, a decrease of $28.2 million, or 5.5%. Net income for the first nine months of 2026 was also negatively impacted by an increase in net interest expense as compared to the first nine months of 2025. Net income in the first nine months of 2026 benefited from the impact of six additional days, which increased net income by approximately $22.6 million during the period.

Cash flows from operations for the first nine months of 2026 were $664.8 million, compared to $722.9 million for the first nine months of 2025. During the first nine months of 2026, we invested approximately $219 million in capital expenditures. In fiscal year 2026, we expect capital expenditures to be approximately $300 million.

As a reminder, the first quarter of 2026 included six extra days as compared to the first quarter of 2025. The fourth quarter of 2026 will include six fewer days as compared to the fourth quarter of 2025. The full fiscal years of 2026 and 2025 have the same number of days.

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

Supply Chain Optimization: We are continually focused on optimizing our supply chain, which includes identifying nearby warehousing and distribution operations that can be consolidated into new facilities to increase capacity, expand production capabilities, reduce overall production costs and add automation to allow the Company to better serve its customers and consumers. The Company expects to continue to make significant capital investments to optimize our supply chain and to invest for future growth during the remainder of 2026 and during 2027.

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

During the first nine months of 2026, consistent with the first nine months of 2025, approximately two-thirds of our post-mix gallons and less than 10% of our bottle/can volume were delivered through ARTM.

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

Results of Operations

Third Quarter Results

The Company’s results of operations for the third quarter of 2026 and the third quarter of 2025 are highlighted in the table below and discussed in the following paragraphs.

	Third Quarter
(in thousands)	2026	2025	Change
Net sales	$1,989,543	$1,888,317	$101,226
Cost of sales	1,217,959	1,139,801	78,158
Gross profit	771,584	748,516	23,068
Selling, delivery and administrative expenses	499,993	501,882	(1,889)
Income from operations	271,591	246,634	24,957
Interest expense, net	28,843	4,687	24,156
Mark-to-market on acquisition related contingent consideration	7,971	49,350	(41,379)
Other (income) expense, net	(3,862)	367	(4,229)
Income before taxes	238,639	192,230	46,409
Income tax expense	62,780	49,896	12,884
Net income	175,859	142,334	33,525
Other comprehensive income, net of tax	1,137	60	1,077
Comprehensive income	$176,996	$142,394	$34,602

Net Sales

Net sales increased $101.2 million, or 5.4%, to $1.99 billion in the third quarter of 2026, as compared to $1.89 billion in the third quarter of 2025. The growth in net sales was primarily the result of higher average bottle/can sales price per unit charged to retail customers, largely as a result of annual pricing actions. The growth in net sales was also partially attributable to increased case sales volume during the third quarter of 2026, which was up 1.4% as compared to the third quarter of 2025.

Net sales by product category were as follows:

	Third Quarter
(in thousands)	2026	2025	% Change
Bottle/can sales:
Sparkling beverages	$1,130,869	$1,083,139	4.4%
Still beverages	687,179	643,287	6.8%
Total bottle/can sales	1,818,048	1,726,426	5.3%

Other sales:
Sales to other Coca‑Cola bottlers	94,937	97,622	(2.8)%
Post-mix sales and other	76,558	64,269	19.1%
Total other sales	171,495	161,891	5.9%

Total net sales	$1,989,543	$1,888,317	5.4%

Product category sales volume of standard physical cases (as defined below) and the percentage change by product category were as follows:

	Third Quarter
(in thousands)	2026	2025	% Change
Bottle/can sales volume:
Sparkling beverages	68,723	67,695	1.5%
Still beverages	25,436	25,122	1.2%
Total bottle/can sales volume	94,159	92,817	1.4%

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

The bottle/can sales volume above represents volume that is delivered directly to our customer outlets using Company-owned vehicles and warehouses. In order to serve our customers in the most efficient way, respond to customer demands and increase profitability, the Company has, in certain circumstances, shifted the delivery of our products to third-party distributors, the manufacturer of the product or the customer’s supply chain infrastructure, rather than using Company-owned vehicles and warehouses. As a result, these cases are not included in our reported case sales volume for the first nine months of 2026 or the first nine months of 2025.

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

Cost of sales increased $78.2 million, or 6.9%, to $1.22 billion in the third quarter of 2026, as compared to $1.14 billion in the third quarter of 2025. The increase in cost of sales was largely driven by higher input costs, including certain supply chain and commodity costs, as well as the increase in case sales volume, as compared to the third quarter of 2025.

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca‑Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures, including national advertising programs, to develop their brand identities and to promote sales in the Company’s territories. Our brand partners also provide funding related to the delivery of post-mix gallons to locally managed customers within the Company’s territories. Certain of these marketing, advertising and other funding expenditures are made pursuant to annual arrangements. Total funding support from The Coca‑Cola Company and other beverage companies, which includes both direct payments to the Company and payments to customers for marketing programs, was $58.4 million in the third quarter of 2026 and $56.9 million in the third quarter of 2025.

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

SD&A expenses decreased $1.9 million, or 0.4%, to $500.0 million in the third quarter of 2026, as compared to $501.9 million in the third quarter of 2025. The change in SD&A expenses was driven by an increase in labor costs related to annual wage adjustments and higher employee benefit costs, offset by a favorable, non-cash fair value adjustment to our fuel hedging positions. SD&A expenses as a percentage of net sales decreased to 25.1% in the third quarter of 2026 from 26.6% in the third quarter of 2025.

Shipping and handling costs included in SD&A expenses were approximately $218 million in the third quarter of 2026 and approximately $221 million in the third quarter of 2025.

Interest Expense, Net

Interest expense, net increased $24.2 million to $28.8 million in the third quarter of 2026, as compared to $4.7 million in the third quarter of 2025. The increase in interest expense, net was driven by a reduction in interest income primarily related to lower cash and short-term investment balances in the third quarter of 2026 as compared to the third quarter of 2025. The increase in interest expense, net was also driven by an increase in interest expense on higher debt balances in the third quarter of 2026 as compared to the third quarter of 2025.

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

Mark-to-market on acquisition related contingent consideration was an increase of $8.0 million in the third quarter of 2026 and an increase of $49.4 million in the third quarter of 2025. During the third quarter of 2026, the $8.0 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, largely offset by an increase in the WACC used to calculate the fair value of the liability. During the third quarter of 2025, the $49.4 million increase in the fair value of the acquisition related contingent consideration liability was driven by a decrease in the WACC used to calculate the fair value of the liability and higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Other (Income) Expense, Net

Other income, net was $3.9 million in the third quarter of 2026, as compared to $0.4 million of other expense, net in the third quarter of 2025. The primary driver of the other income, net in the third quarter of 2026 as compared to the other expense, net in the third quarter of 2025 was related to changes in the valuation of the Company’s investments in equity method investees.

Income Tax Expense

The Company’s effective income tax rate was 26.3% for the third quarter of 2026 and 26.0% for the third quarter of 2025. The Company’s income tax expense increased $12.9 million, or 25.8%, to $62.8 million for the third quarter of 2026, as compared to

$49.9 million for the third quarter of 2025. The increase in income tax expense was primarily attributable to higher income before taxes during the third quarter of 2026 as compared to the third quarter of 2025.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $1.1 million in the third quarter of 2026 and $0.1 million in the third quarter of 2025. The primary driver of the other comprehensive income, net of tax during the third quarter of 2026 was the mark-to-market adjustments recorded to the Company’s interest rate swap instruments during the period.

First Nine Months Results

Our results of operations for the first nine months of 2026 and the first nine months of 2025 are highlighted in the table below and discussed in the following paragraphs. Results for the first nine months of 2026 include six additional days compared to the first nine months of 2025.

	First Nine Months
(in thousands)	2026	2025	Change
Net sales	$5,888,631	$5,323,813	$564,818
Cost of sales	3,611,554	3,205,697	405,857
Gross profit	2,277,077	2,118,116	158,961
Selling, delivery and administrative expenses	1,496,623	1,409,578	87,045
Income from operations	780,454	708,538	71,916
Interest expense, net	91,387	17,509	73,878
Mark-to-market on acquisition related contingent consideration	86,085	104,468	(18,383)
Other (income) expense, net	(1,996)	1,866	(3,862)
Income before taxes	604,978	584,695	20,283
Income tax expense	158,742	151,363	7,379
Net income	446,236	433,332	12,904
Other comprehensive income, net of tax	3,635	14	3,621
Comprehensive income	$449,871	$433,346	$16,525

Net Sales

Net sales increased $564.8 million, or 10.6%, to $5.89 billion in the first nine months of 2026, as compared to $5.32 billion in the first nine months of 2025. The increase in net sales was driven by higher case sales volume during the first nine months of 2026 as compared to the first nine months of 2025. On an adjusted basis, as presented in the “Adjusted Results (Non-GAAP)” section, sales volume increased by 5.1% in the first nine months of 2026. The increase in net sales was also attributable to higher average bottle/can sales price per unit charged to retail customers, largely as a result of annual pricing actions. The six additional days in the first nine months of 2026 as compared to the first nine months of 2025 accounted for approximately $132 million of the increase in net sales during the first nine months of 2026.

Net sales by product category were as follows:

	First Nine Months
(in thousands)	2026	2025	% Change
Bottle/can sales:
Sparkling beverages	$3,404,984	$3,096,931	9.9%
Still beverages	1,990,191	1,778,522	11.9%
Total bottle/can sales	5,395,175	4,875,453	10.7%

Other sales:
Sales to other Coca‑Cola bottlers	282,693	278,931	1.3%
Post-mix sales and other	210,763	169,429	24.4%
Total other sales	493,456	448,360	10.1%

Total net sales	$5,888,631	$5,323,813	10.6%

Product category sales volume of standard physical cases and the percentage change by product category were as follows:

	First Nine Months
(in thousands)	2026	2025	% Change
Bottle/can sales volume:
Sparkling beverages	206,705	193,811	6.7%
Still beverages	72,102	66,439	8.5%
Total bottle/can sales volume	278,807	260,250	7.1%

The following table summarizes the percentage of the Company’s total bottle/can sales volume to its largest customers, as well as the percentage of the Company’s total net sales that such volume represents:

	First Nine Months
	2026	2025
Approximate percent of the Company’s total bottle/can sales volume:
Walmart Inc.(1)	21%	21%
The Kroger Co.(2)	14%	15%
Total approximate percent of the Company’s total bottle/can sales volume	35%	36%

Approximate percent of the Company’s total net sales:
Walmart Inc.(1)	18%	17%
The Kroger Co.(2)	12%	12%
Total approximate percent of the Company’s total net sales	30%	29%

(1)Includes bottle/can sales volume related to the Walmart, Sam’s Club and Walmart Neighborhood Market chains.
(2)Includes bottle/can sales volume related to the Kroger and Harris Teeter chains.

Cost of Sales

Cost of sales increased $405.9 million, or 12.7%, to $3.61 billion in the first nine months of 2026, as compared to $3.21 billion in the first nine months of 2025. The increase in cost of sales was largely driven by an increase in case sales volume as compared to the first nine months of 2025, including the impact of six additional days in the first nine months of 2026, which accounted for approximately $77 million of the increase in cost of sales during the first nine months of 2026. Cost of sales was also impacted during the first nine months of 2026 by higher input costs, including certain supply chain and commodity costs, and specifically aluminum costs, which reflected the uncertainty surrounding geopolitical conflicts, supply constraints and the impact of elevated tariffs.

Total funding support from The Coca‑Cola Company and other beverage companies was $164.2 million in the first nine months of 2026, as compared to $154.5 million in the first nine months of 2025.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $87.0 million, or 6.2%, to $1.50 billion in the first nine months of 2026, as compared to $1.41 billion in the first nine months of 2025. The increase in SD&A expenses was driven by an increase in labor costs related to annual wage adjustments and higher employee benefit costs, including an additional investment in the base wages of our front-line teammates, which became effective at the beginning of the third quarter of 2025, partially offset by a favorable, non-cash fair value adjustment to our fuel hedging positions. The increase in SD&A expenses was also partially driven by the six additional days in the first nine months of 2026 as compared to the first nine months of 2025, which accounted for approximately $25 million of the increase in SD&A expenses during the first nine months of 2026. SD&A expenses as a percentage of net sales decreased to 25.4% in the first nine months of 2026 from 26.5% in the first nine months of 2025.

Shipping and handling costs included in SD&A expenses were approximately $653 million in the first nine months of 2026 and approximately $622 million in the first nine months of 2025. The increase in shipping and handling costs was also impacted by the six additional days in the first nine months of 2026.

Interest Expense, Net

Interest expense, net increased $73.9 million to $91.4 million in the first nine months of 2026, as compared to $17.5 million in the first nine months of 2025. The increase in interest expense, net was driven by a reduction in interest income primarily related to lower cash and short-term investment balances in the first nine months of 2026 as compared to the first nine months of 2025. The increase was also driven by an increase in interest expense on higher debt balances in the first nine months of 2026 as compared to the first nine months of 2025.

Mark-to-Market on Acquisition Related Contingent Consideration

Mark-to-market on acquisition related contingent consideration was an increase of $86.1 million in the first nine months of 2026 compared to an increase of $104.5 million in the first nine months of 2025. During the first nine months of 2026, the $86.1 million increase in the fair value of the acquisition related contingent consideration liability was driven by higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments, partially offset by an increase in the WACC used to calculate the fair value of the liability. During the first nine months of 2025, the $104.5 million increase in the fair value of the acquisition related contingent consideration liability was primarily driven by a decrease in the WACC used to calculate the fair value of the liability, as well as higher projections of future cash flows in the distribution territories subject to acquisition related sub-bottling payments.

Other (Income) Expense, Net

Other income, net was $2.0 million in the first nine months of 2026, as compared to $1.9 million of other expense, net in the first nine months of 2025. The primary driver of the other income, net in the first nine months of 2026 as compared to the other expense, net in the first nine months of 2025 was related to changes in the valuation of the Company’s investments in equity method investees.

Income Tax Expense

The Company’s effective income tax rate was 26.2% for the first nine months of 2026 and 25.9% for the first nine months of 2025. The Company’s income tax expense increased $7.4 million, or 4.9%, to $158.7 million for the first nine months of 2026, as compared to $151.4 million for the first nine months of 2025. The increase in income tax expense was primarily attributable to higher income before taxes during the first nine months of 2026 as compared to the first nine months of 2025.

Other Comprehensive Income, Net of Tax

Other comprehensive income, net of tax was $3.6 million in the first nine months of 2026 and $0.0 million in the first nine months of 2025. The primary driver of the other comprehensive income, net of tax during the first nine months of 2026 was the mark-to-market adjustments recorded to the Company’s interest rate swap instruments during the period.

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

The Company’s segment results are as follows:

	Third Quarter 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,976,257	$99,646	$(86,360)	$1,989,543
Cost of goods sold	1,225,014	61,763	(68,818)	1,217,959
Gross profit	751,243	37,883	(17,542)	771,584
Selling, delivery and administrative expenses:
Payroll costs(2)	$322,754	$13,827	$—	$336,581
Fleet costs(3)	16,690	7,181	—	23,871
Depreciation and amortization expense(4)	31,529	632	—	32,161
All other segment items(5)	116,795	8,127	(17,542)	107,380
Total selling, delivery and administrative expenses	487,768	29,767	(17,542)	499,993
Income from operations	$263,475	$8,116	$—	$271,591

Total depreciation and amortization expense(4)	$53,019	$5,616	$—	$58,635

	Third Quarter 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$1,877,219	$84,779	$(73,681)	$1,888,317
Cost of goods sold	1,147,875	47,168	(55,242)	1,139,801
Gross profit	729,344	37,611	(18,439)	748,516
Selling, delivery and administrative expenses:
Payroll costs(2)	$315,312	$12,906	$—	$328,218
Fleet costs(3)	25,723	8,281	—	34,004
Depreciation and amortization expense(4)	29,139	550	—	29,689
All other segment items(5)	120,809	7,601	(18,439)	109,971
Total selling, delivery and administrative expenses	490,983	29,338	(18,439)	501,882
Income from operations	$238,361	$8,273	$—	$246,634

Total depreciation and amortization expense(4)	$49,995	$5,091	$—	$55,086

	First Nine Months 2026
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$5,849,021	$281,469	$(241,859)	$5,888,631
Cost of goods sold	3,626,725	173,155	(188,326)	3,611,554
Gross profit	2,222,296	108,314	(53,533)	2,277,077
Selling, delivery and administrative expenses:
Payroll costs(2)	$956,200	$41,285	$—	$997,485
Fleet costs(3)	58,450	23,270	—	81,720
Depreciation and amortization expense(4)	93,216	1,795	—	95,011
All other segment items(5)	353,470	22,470	(53,533)	322,407
Total selling, delivery and administrative expenses	1,461,336	88,820	(53,533)	1,496,623
Income from operations	$760,960	$19,494	$—	$780,454

Total depreciation and amortization expense(4)	$157,243	$16,445		$173,688

	First Nine Months 2025
(in thousands)	Nonalcoholic Beverages	All Other	Eliminations(1)	Total
Net sales	$5,291,377	$240,291	$(207,855)	$5,323,813
Cost of goods sold	3,224,211	137,341	(155,855)	3,205,697
Gross profit	2,067,166	102,950	(52,000)	2,118,116
Selling, delivery and administrative expenses:
Payroll costs(2)	$877,630	$37,383	$—	$915,013
Fleet costs(3)	72,812	22,654	—	95,466
Depreciation and amortization expense(4)	86,523	1,631	—	88,154
All other segment items(5)	340,733	22,212	(52,000)	310,945
Total selling, delivery and administrative expenses	1,377,698	83,880	(52,000)	1,409,578
Income from operations	$689,468	$19,070	$—	$708,538

Total depreciation and amortization expense(4)	$147,432	$15,792	$—	$163,224

(1)The net sales elimination represents net sales from the All Other operating segment to the Nonalcoholic Beverages operating segment. The cost of goods sold and SD&A eliminations represent costs incurred in relation to the generation of net sales from the All Other operating segment to the Nonalcoholic Beverages operating segment.
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

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP) for the third quarter of 2026 and the third quarter of 2025:

	Third Quarter 2026
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,989,543	$771,584	$499,993	$271,591	$238,639	$175,859	$2.64
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	7,971	6,002	0.09
Fair value adjustments for commodity derivative instruments(2)	—	(3,064)	5,627	(8,691)	(8,691)	(6,545)	(0.10)
Total reconciling items	—	(3,064)	5,627	(8,691)	(720)	(543)	(0.01)
Adjusted results (non-GAAP)	$1,989,543	$768,520	$505,620	$262,900	$237,919	$175,316	$2.63

Reported gross/operating margin percentage(3)		38.8%		13.7%
Adjusted gross/operating margin percentage(3)		38.6%		13.2%

	Third Quarter 2025
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$1,888,317	$748,516	$501,882	$246,634	$192,230	$142,334	$1.64
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	49,350	37,111	0.42
Fair value adjustments for commodity derivative instruments(2)	—	(378)	(84)	(294)	(294)	(221)	—
Total reconciling items	—	(378)	(84)	(294)	49,056	36,890	0.42
Adjusted results (non-GAAP)	$1,888,317	$748,138	$501,798	$246,340	$241,286	$179,224	$2.06

Reported gross/operating margin percentage(3)		39.6%		13.1%
Adjusted gross/operating margin percentage(3)		39.6%		13.0%

Results for the first nine months of 2026 include six additional days compared to the first nine months of 2025. For comparison purposes, the estimated impact of the additional selling days in the first nine months of 2026 has been excluded from our adjusted volume results and adjusted net sales results.

	First Nine Months 2026
(in millions)	Sparkling	Still	Total
Volume	206.7	72.1	278.8
Volume related to extra days in fiscal period	(4.1)	(1.3)	(5.4)
Adjusted volume	202.6	70.8	273.4

	First Nine Months 2025
(in millions)	Sparkling	Still	Total
Volume	193.8	66.4	260.3

Reported % Change vs. First Nine Months 2025	6.7%	8.5%	7.1%
Adjusted % Change vs. First Nine Months 2025	4.6%	6.6%	5.1%

	First Nine Months 2026
(in millions)	Sparkling	Still	Total
Bottle/can beverage sales	$3,405.0	$1,990.2	$5,395.2
Bottle/can beverage sales related to extra days in fiscal period	(75.8)	(42.1)	(117.9)
Adjusted bottle/can beverage sales	$3,329.2	$1,948.1	$5,277.3

	First Nine Months 2025
(in millions)	Sparkling	Still	Total
Bottle/can beverage sales	$3,096.9	$1,778.5	$4,875.5

Reported % Change vs. First Nine Months 2025	9.9%	11.9%	10.7%
Adjusted % Change vs. First Nine Months 2025	7.5%	9.5%	8.2%

The following tables reconcile reported results (GAAP) to adjusted results (non-GAAP) for the first nine months of 2026 and the first nine months of 2025:

	First Nine Months 2026
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$5,888,631	$2,277,077	$1,496,623	$780,454	$604,978	$446,236	$6.70
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	86,085	64,822	0.97
Fair value adjustments for commodity derivative instruments(2)	—	4,524	12,481	(7,957)	(7,957)	(5,992)	(0.09)
Results of extra days in fiscal period(4)	(132,000)	(55,000)	(25,000)	(30,000)	(30,000)	(22,590)	(0.34)
Total reconciling items	(132,000)	(50,476)	(12,519)	(37,957)	48,128	36,240	0.54
Adjusted results (non-GAAP)	$5,756,631	$2,226,601	$1,484,104	$742,497	$653,106	$482,476	$7.24

	First Nine Months 2025
(in thousands, except per share data)	Net sales	Gross profit	SD&A expenses	Income from operations	Income before taxes	Net income	Basic net income per share
Reported results (GAAP)	$5,323,813	$2,118,116	$1,409,578	$708,538	$584,695	$433,332	$4.99
Fair value adjustment of acquisition related contingent consideration(1)	—	—	—	—	104,468	78,560	0.90
Fair value adjustments for commodity derivative instruments(2)	—	(899)	770	(1,669)	(1,669)	(1,255)	(0.01)
Total reconciling items	—	(899)	770	(1,669)	102,799	77,305	0.89
Adjusted results (non-GAAP)	$5,323,813	$2,117,217	$1,410,348	$706,869	$687,494	$510,637	$5.88

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
(4)Due to the shift in the fiscal calendar, the first nine months of 2026 contained six extra days when compared to the first nine months of 2025. The fourth quarter of 2026 will include six fewer days as compared to the fourth quarter of 2025. The full fiscal years of 2026 and 2025 have the same number of days.

Financial Condition

Total assets were $4.60 billion as of October 2, 2026, which was an increase of $292.4 million from December 31, 2025. Net working capital, defined as current assets less current liabilities, was $416.7 million as of October 2, 2026, which was an increase of $118.7 million from December 31, 2025.

Significant changes in net working capital as of October 2, 2026 as compared to December 31, 2025 were as follows:

•An increase in cash and cash equivalents of $30.0 million, primarily as a result of the Company’s strong operating performance, partially offset by the repayment of $275 million on the Five-Year Term Loan Facility (as defined below) and additions to property, plant and equipment of approximately $219.3 million during the first nine months of 2026.
•An increase in accounts receivable, trade of $51.0 million and an increase in accounts receivable from The Coca‑Cola Company of $104.3 million due to strong sales performance and the timing of cash receipts.
•An increase in inventories of $47.9 million, primarily driven by the timing of seasonal inventory levels and higher input costs.
•An increase in accounts payable, trade of $71.4 million and an increase in accounts payable to The Coca‑Cola Company of $91.6 million, primarily driven by the timing of cash payments and higher input costs.
•A decrease in accrued compensation of $33.9 million, primarily as a result of the timing of bonus, incentive and payroll payments in the first nine months of 2026.

Liquidity and Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. As of October 2, 2026, the Company had $311.9 million in cash and cash equivalents. The Company’s cash equivalent balance as of October 2, 2026 consisted predominantly of investments in money market funds. As of October 2, 2026, the Company did not have any short-term investments. Historically, short-term investments have consisted primarily of U.S. Treasury securities and investment-grade corporate bonds with maturities of one year or less. The Company has obtained its debt from public markets, private placements and bank facilities. Management believes the Company has sufficient sources of capital available to finance its business plan, to meet its working capital requirements and to maintain an appropriate level of capital spending for at least the next 12 months from the issuance of the condensed consolidated financial statements.

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

Upon completion of the Repurchase, the 18,835,460 shares of Common Stock repurchased from the Seller were retired and recorded as a reduction to Common Stock at par value, with the excess of carrying value over par value recorded as a deduction from retained (deficit) earnings. As a result, the Company was in a deficit position as of October 2, 2026. This deficit position does not impact the Company’s ability to pay dividends.

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

On August 20, 2024, the Company announced that its Board of Directors had approved a share repurchase program (the “Share Repurchase Program”) under which the Company was initially authorized to repurchase up to $1.00 billion of Common Stock. On November 7, 2025, the Company’s Board of Directors reduced the total authorization under the Share Repurchase Program from $1.00 billion to $400.0 million. The Company expects share repurchases to be made from time to time in the open market or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, the prevailing market price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. During the third quarter of 2026, the Company did not repurchase any shares of Common Stock under the Share Repurchase Program. As of October 2, 2026, the total remaining authorization under the Share Repurchase Program was $136.3 million.

The Company’s debt as of October 2, 2026 and December 31, 2025 was as follows:

(in thousands)	Maturity Date	October 2, 2026	December 31, 2025
Senior notes(1)	10/10/2026	$100,000	$100,000
Term loan facility (the “Three-Year Term Loan Facility”)(2)	12/8/2028	900,000	900,000
Senior bonds (the “2029 Senior Bonds”)(3)	6/1/2029	700,000	700,000
Revolving credit facility(4)	6/10/2029	—	—
Senior notes	3/21/2030	150,000	150,000
Term loan facility (the “Five-Year Term Loan Facility”)(2)	12/6/2030	175,000	450,000
Senior bonds (the “2034 Senior Bonds”)(5)	6/1/2034	500,000	500,000
Unamortized discount on senior bonds(3)(5)	Various	(996)	(1,201)
Debt issuance costs		(10,070)	(12,790)
Total debt		2,513,934	2,786,009
Less: Current portion of debt(1)		100,000	100,000
Total long-term debt		$2,413,934	$2,686,009

(1)As of October 2, 2026 and December 31, 2025, the senior notes maturing in 2026 were classified as current portion of debt in the condensed consolidated balance sheets.
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

On December 8, 2025, the Company entered into a term loan agreement, providing for (i) the Three-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $900 million, maturing on December 8, 2028 and (ii) the Five-Year Term Loan Facility, a senior unsecured term loan facility in the aggregate principal amount of up to $450 million, maturing on December 6, 2030 (collectively, the “Term Loan Facilities”). Also on December 8, 2025, the Company borrowed $1.35 billion under the Term Loan Facilities, the full amount available under the Term Loan Facilities. In conjunction with the borrowings under the Term Loan Facilities, the Company modified and extinguished the Bridge Facility discussed above, fully repaying the $1.20 billion outstanding under the Bridge Facility through a net cash settlement with the lender. As of October 2, 2026, the Company had repaid $275 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $175 million.

Subsequent to the end of the third quarter of 2026, the Company repaid the entirety of the $100 million aggregate principal balance outstanding under the Senior Notes maturing on October 10, 2026 using cash on hand. Additionally, subsequent to the end of the third quarter of 2026, the Company repaid $75 million of the $175 million aggregate principal balance outstanding under the Five-Year Term Loan Facility using cash on hand, bringing the aggregate principal balance outstanding to $100 million.

Also subsequent to the end of the third quarter of 2026, on November 4, 2026, the Company provided its lenders with an irrevocable notice that it will repay $25 million of the remaining $100 million aggregate principal balance outstanding on the Five-Year Term Loan Facility. This payment will be made on November 9, 2026 and will bring the aggregate principal balance outstanding on the Five-Year Term Loan Facility to $75 million.

The indenture under which the 2029 Senior Bonds and the 2034 Senior Bonds were issued does not include financial covenants, but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts. The agreements under which the Company’s nonpublic debt, including its revolving credit facility and the Term Loan Facilities, was issued include two financial covenants: a consolidated cash flow/fixed charges ratio and a consolidated funded indebtedness/cash flow ratio (each as defined in the respective agreement). The Company was in compliance with these covenants as of October 2, 2026. These covenants have not restricted the Company’s liquidity or capital resources.

On February 12, 2026, the Company entered into three $150 million fixed rate swap agreements, maturing on February 8, 2027, August 8, 2027 and February 8, 2028 to hedge a portion of the interest rate risk on the Three-Year Term Loan Facility and the Five-Year Term Loan Facility. Over the next 12 months, the Company expects approximately $4 million related to these interest rate swaps to be released from accumulated other comprehensive loss. These interest rate swaps are designated as cash flow hedging instruments and changes in their fair values are not expected to be material to the condensed consolidated balance sheets. Changes in the fair values of these interest rate swaps were classified as accumulated other comprehensive loss on the condensed consolidated balance sheets and included in the condensed consolidated statements of comprehensive income.

All outstanding debt has been issued by the Company and none has been issued by any of its subsidiaries. There are no guarantees of the Company’s debt.

The Company’s credit ratings are reviewed periodically by certain nationally recognized rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material adverse impact on the Company’s operating results or financial position. As of October 2, 2026, the Company’s credit ratings and outlook for its debt were as follows:

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

The Company’s only Level 3 asset or liability is the acquisition related contingent consideration liability. There were no transfers of assets or liabilities from Level 1 or Level 2 in any period presented. Fair value adjustments were non-cash and, therefore, did not impact the Company’s liquidity or capital resources. Following is a summary of the Level 3 activity:

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
Beginning balance - Level 3 liability	$760,396	$675,300	$717,908	$654,191
Payments of acquisition related contingent consideration	(17,580)	(16,430)	(54,706)	(51,639)
Reclassification to current payables	200	(400)	1,700	800
Increase in fair value	7,971	49,350	86,085	104,468
Ending balance - Level 3 liability	$750,987	$707,820	$750,987	$707,820

Cash Sources and Uses

A summary of cash-based activity is as follows:

	First Nine Months
(in thousands)	2026	2025
Cash Sources:
Net cash provided by operating activities(1)	$664,804	$722,913
Proceeds from the sale of property, plant and equipment	530	6,385
Proceeds from the disposal of short-term investments	—	506,646
Total cash sources	$665,334	$1,235,944

Cash Uses:
Payments on term loan facility	$275,000	$—
Additions to property, plant and equipment	219,281	209,994
Cash dividends paid	49,923	65,310
Payments of acquisition related contingent consideration	49,144	51,639
Payments related to share repurchases	27,972	145,698
Investment in equity method investees	13,328	14,709
Payments on financing lease obligations	414	1,675
Debt issuance fees	276	267
Purchases of short-term investments	—	350,003
Total cash uses	$635,338	$839,295
Net increase in cash and cash equivalents during period	$29,996	$396,649

(1)Net cash provided by operating activities in the first nine months of 2026 included net income tax payments of $139.7 million, net interest payments of $81.2 million, pension plan contributions of $2.0 million and payments of acquisition related contingent consideration of $5.6 million. Net cash provided by operating activities in the first nine months of 2025 included net income tax payments of $150.3 million, net interest payments of $46.3 million and pension plan contributions of $5.0 million.

Cash Flows from Operating Activities

During the first nine months of 2026, cash provided by operating activities was $664.8 million, which was a decrease of $58.1 million as compared to the first nine months of 2025. The decrease is primarily the result of changes in the timing of certain working capital payments and receipts, including receivables and payables with the Coca-Cola Company and the timing of the Company’s payroll cycle.

Cash Flows from Investing Activities

During the first nine months of 2026, cash used in investing activities was $232.1 million, which was an increase of $170.4 million as compared to the first nine months of 2025. The increase in cash used in investing activities was primarily a result of the net cash inflow related to purchases and disposals of short-term investments of $156.6 million in the first nine months of 2025, as compared to no activity in the first nine months of 2026.

Additions to property, plant and equipment were $219.3 million during the first nine months of 2026 and $210.0 million during the first nine months of 2025. There were $22.8 million and $24.0 million of additions to property, plant and equipment accrued in accounts payable, trade as of October 2, 2026 and September 26, 2025, respectively.

The additions to property, plant and equipment reflect the Company’s focus on optimizing its supply chain and investing for future growth. The Company anticipates additions to property, plant and equipment in 2026 will be approximately $300 million.

Cash Flows from Financing Activities

During the first nine months of 2026, cash used in financing activities was $402.7 million, which was an increase of $138.1 million as compared to the first nine months of 2025. The increase in cash used in financing activities was primarily driven by the repayment of $275 million of the $450 million aggregate principal balance outstanding under the Five-Year Term Loan Facility during the first nine months of 2026, partially offset by a decrease in payments related to share repurchases of $117.7 million.

The Company had cash payments for acquisition related contingent consideration of $54.7 million during the first nine months of 2026, of which $49.1 million was included in cash flows from financing activities, and $51.6 million during the first nine months of 2025, all of which were included in cash flows from financing activities. For 2026, the Company estimates the annual sub-bottling payments will be approximately $72 million. For the next five future years (beginning with fiscal year 2027), the Company anticipates that the amount it could pay annually will be in the range of approximately $50 million to $80 million.

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

	Third Quarter		First Nine Months
(in thousands)	2026	2025	2026	2025
(Decrease) increase in cost of sales	$(4,231)	$(147)	$(2,096)	$281
(Decrease) increase in SD&A expenses	(11,524)	273	(23,472)	10
Net impact	$(15,755)	$126	$(25,568)	$291

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to interest rate volatility with regard to existing issuances of debt, including its revolving credit facility and the Term Loan Facilities. The Company had outstanding borrowings under the Term Loan Facilities as of October 2, 2026 totaling $1.08 billion. Based on the Company’s variable rate debt and fixed rate interest rate swaps outstanding as of October 2, 2026, we estimate a 1% increase in interest rates would increase annual interest expense by $7.5 million. As of December 31, 2025, the Company had outstanding borrowings under the Term Loan Facilities totaling $1.35 billion and estimated a 1% increase in interest rates would increase annual interest expense by $13.5 million.

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

The Company manages its commodity price risk in some cases by entering into contracts with adjustable prices to hedge commodity purchases, including portions of our aluminum input costs and fuel expenses related to our selling and distribution activities. The Company periodically uses commodity derivative instruments in the management of this risk, and estimates a 10%

decrease in the underlying commodity prices would have decreased the fair value of our commodity derivative instruments by approximately $18 million as of October 2, 2026.

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of each agreement. The Company accounts for its commodity derivative instruments on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or SD&A expenses, consistent with the expense classification of the underlying hedged item.

The rate of inflation in the United States, as measured by year-over-year changes in the Consumer Price Index, was 3.7% in September 2026, as compared to 2.7% in December 2025 and 2.9% in December 2024. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the Consumer Price Index.

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

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2026.

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 2, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended October 2, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

COCA-COLA CONSOLIDATED, INC. (REGISTRANT)

Date: November 4, 2026	By:	/s/ Matthew J. Blickley
Matthew J. Blickley Chief Financial Officer and Chief Accounting Officer